Form 10-Q
period 1995-09-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1995-11-14
CIK 1003410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1995
                                        --------------------
                                       or

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to            .
                                    ----------    -----------

   --------------------------------------------------------------------------

     Commission File Number: 33-61361
                             --------

                         DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                     35-1898425
-----------------------                      -----------------------

                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                       ----------------------------------
                           Indianapolis, Indiana 46240
                           ---------------------------

                           Telephone:  (317) 846-4700
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       X        No
                                  -------------     -------------

The number of partnership units outstanding as of November 14, 1995 was 28,303,175.

                         DUKE REALTY LIMITED PARTNERSHIP

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30, 1995
        (Unaudited) and December 31, 1994                                   2

     Consolidated Statements of Operations for the three and
        nine months ended September 30, 1995 and 1994 (Unaudited)           3

     Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1995  and 1994 (Unaudited)                       4

     Consolidated Statement of Partners' Equity for the nine
       months ended September 30, 1995 (Unaudited)                          5

     Notes to Consolidated Financial Statements (Unaudited)                6-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                  8-15


PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                                      16
     Item 2.        Changes in Securities                                  16
     Item 3.        Defaults Upon Senior Securities                        16
     Item 4.        Submission of Matters to a Vote of Security Holders    16
     Item 5.        Other Information                                      16
     Item 6.        Exhibits and Reports of Form 8-K                       16

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         September 30,   December 31,
                                                                                             1995           1994
                                                                                         -------------   ------------
                                                                                          (Unaudited)
           ASSETS
           ------
Real estate investments:
     Land and improvements                                                                $   87,778     $   72,758
     Buildings and tenant improvements                                                       700,624        580,794
     Construction in progress                                                                 76,974         22,967
     Land held for development                                                                61,558         47,194
                                                                                           ---------      ---------
                                                                                             926,934        723,713
     Accumulated depreciation                                                               (52,203)       (38,058)
                                                                                           ---------      ---------

          Net real estate investments                                                        874,731        685,655

Cash and cash equivalents                                                                     59,602         40,427
Accounts receivable, net of allowance of $419 and  $450                                        4,990          4,257
Accrued straight-line rents, net of allowance of $841                                          6,838          5,030
Receivables on construction contracts                                                          8,651          7,478
Investments in and advances to unconsolidated companies                                       17,158          8,418
Deferred financing costs, net of accumulated amortization of $1,714 and $1,755                 8,074          6,390
Deferred leasing and other costs, net of accumulated amortization of $4,318 and $2,702        17,270         11,845
Escrow deposits and other assets                                                               6,997          6,384
                                                                                           ---------      ---------

                                                                                          $1,004,311     $  775,884
                                                                                           ---------      ---------
                                                                                           ---------      ---------


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Indebtedness:
     Mortgage debt                                                                        $  262,645     $  298,640
     Unsecured notes                                                                         150,000              -
                                                                                           ---------      ---------
                                                                                             412,645        298,640

Construction payables and amounts due subcontractors                                          24,191          9,464
Accounts payable                                                                                 954            869
Accrued real estate taxes                                                                     10,404          8,983
Other accrued expenses                                                                         3,982          3,174
Other liabilities                                                                              5,164          3,564
Tenant security deposits and prepaid rents                                                     4,147          3,472
                                                                                           ---------      ---------
     Total liabilities                                                                       461,487        328,166
                                                                                           ---------      ---------

Minority interest                                                                                444            420
                                                                                           ---------      ---------

Partners' equity                                                                             542,380        447,298

                                                                                           ---------      ---------

                                                                                          $1,004,311     $  775,884
                                                                                           ---------      ---------
                                                                                           ---------      ---------


           See accompanying Notes to Consolidated Financial Statements

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three months ended September 30,  Nine months ended September 30,
                                                     --------------------------------  -------------------------------
                                                           1995           1994              1995            1994
                                                          -------        -------           -------        -------
RENTAL OPERATIONS
  Revenues:
    Rental income                                         $28,812        $22,558           $80,322        $64,401
    Interest and other income                                 398            300             1,514            705
                                                          -------        -------           -------        -------
                                                           29,210         22,858            81,836         65,106
                                                          -------        -------           -------        -------
  Operating expenses:
    Rental expenses                                         5,579          4,427            15,365         13,006
    Real estate taxes                                       2,515          2,081             6,805          6,282
    Interest expense                                        4,907          5,163            14,960         13,886
    Depreciation and amortization                           6,297          4,573            17,400         12,711
    General and administrative                                459            692             1,428          1,614
                                                          -------        -------           -------        -------
                                                           19,757         16,936            55,958         47,499
                                                          -------        -------           -------        -------
      Earnings  from rental  operations                     9,453          5,922            25,878         17,607
                                                          -------        -------           -------        -------
SERVICE OPERATIONS
  Revenues:
    Property  management, maintenance and  leasing fees     3,023          2,887             8,279          8,280
    Construction management and development fees            1,763          1,776             4,218          4,739
    Interest and other income                                 340            305               784            968
                                                          -------        -------           -------        -------
                                                            5,126          4,968            13,281         13,987
                                                          -------        -------           -------        -------
  Operating expenses:
    Payroll                                                 2,307          2,849             6,289          7,051
    Maintenance                                               386            241               932            728
    Office and other                                          584            609             1,646          1,818
                                                          -------        -------           -------        -------
                                                            3,277          3,699             8,867          9,597
                                                          -------        -------           -------        -------
      Earnings from service operations                      1,849          1,269             4,414          4,390
                                                          -------        -------           -------        -------
        Operating income                                   11,302          7,191            30,292         21,997
                                                          -------        -------           -------        -------
Earnings from property sales                                    -          2,063                 -          2,198
Equity in earnings of unconsolidated companies                175            415               645          1,008
Minority interest in earnings of subsidiaries                (305)          (172)             (736)          (777)
                                                          -------        -------           -------        -------
          Net income                                      $11,172       $  9,497           $30,201        $24,426
                                                          -------        -------           -------        -------
                                                          -------        -------           -------        -------
          Net income per unit                             $   .39       $    .46           $  1.15        $  1.19
                                                          -------        -------           -------        -------
                                                          -------        -------           -------        -------
Weighted average number of units outstanding               28,300         20,566            26,281         20,508
                                                          -------        -------           -------        -------
                                                          -------        -------           -------        -------


           See accompanying Notes to Consolidated Financial Statements

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                          1995           1994
                                                                        --------       --------
Cash flows from operating activities:

Net income                                                              $ 30,201       $ 24,426
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation of buildings and tenant improvements               14,626         10,956
          Amortization of deferred financing fees                            901            605
          Amortization of deferred leasing and other costs                 1,873          1,150
          Minority interest in earnings of subsidiaries                      736            777
          Straight-line rent adjustment                                   (1,808)        (1,710)
          Allowance for straight-line rent receivable                          -            748
          Earnings from property sales, net                                    -         (2,198)
          Construction contracts, net                                     13,554        (10,335)
          Other accrued revenues and expenses, net                         2,047          1,364
          Equity in earnings of unconsolidated companies                    (123)          (171)
                                                                        --------       --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                     62,007         25,612
                                                                        --------       --------
Cash flows from investing activities:
          Proceeds from property sales                                        38          3,454
          Building, development and acquisition costs                   (165,584)       (80,577)
          Tenant improvements                                             (8,075)        (5,616)
          Deferred costs and other assets                                 (7,879)        (5,582)
          Net investments in and advances to unconsolidated companies     (7,744)           139
                                                                        --------       --------
            NET CASH USED BY INVESTING ACTIVITIES                       (189,244)       (88,182)
                                                                        --------       --------
Cash flows from financing activities:
          Contributions from partners                                     96,452         83,085
          Proceeds from indebtedness                                     196,051        112,563
          Payments on indebtedness                                      (105,610)       (79,293)
          Distributions to partners                                      (36,938)       (28,055)
          Distributions to minority interest                                (711)          (747)
          Deferred financing costs                                        (2,832)        (1,845)
                                                                        --------       --------
            NET CASH  PROVIDED  BY FINANCING ACTIVITIES                  146,412         85,708
                                                                        --------       --------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                     19,175         23,138
                                                                        --------       --------
     Cash and cash equivalents at beginning of period                     40,427         10,065
                                                                        --------       --------
     Cash and cash equivalents at end of period                         $ 59,602       $ 33,203
                                                                        --------       --------
                                                                        --------       --------



           See accompanying Notes to Consolidated Financial Statements

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)
                                   (UNAUDITED)






     Balance at December 31, 1994                                      $447,298

          Net  income                                                    30,201

          Capital contribution  from Duke Realty Investments, Inc.       96,918

          Acquisition of property in exchange for limited partnership
           interest                                                       4,901

          Distributions to partners                                     (36,938)
                                                                        -------


     Balance at September 30, 1995                                     $542,380
                                                                        -------
                                                                        -------



           See accompanying Notes to Consolidated Financial Statements

                         DUKE REALTY LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL STATEMENTS

     The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the "Partnership") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Financial Statements.

     THE PARTNERSHIP

     Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company") completed the acquisition of substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm. In connection with the acquisition, the Predecessor Company issued an additional 14,000,833 shares of common stock through an offering (the "Offering"). The Predecessor Company then contributed all of its properties and related assets and liabilities along with the net proceeds from the Offering to the Partnership in exchange for a 78.36% general partnership interest represented by 16,046,144 partnership units. Duke Associates contributed its properties to the Partnership subject to their existing liabilities in exchange for a 21.64% limited partnership interest represented by 4,432,109 partnership units ("Units"). The limited partnership units are exchangeable for shares of the Predecessor Company's common stock on a one-for-one basis.

     The acquisition was accounted for under the purchase method. The value of $466.0 million assigned to the acquired properties and businesses was equal to the property debt and other net liabilities assumed, of which $302.0 million was repaid from the proceeds of the Predecessor Company's contribution. The related service businesses are conducted through Duke Realty Services Limited Partnership (DRSLP) and Duke Construction Limited Partnership (DCLP), in which the Partnership has an 89% profits interest and effective control of their operations.

     In 1994, the Predecessor Company issued an additional 3,887,300 shares of Common Stock through an additional offering (the "1994 Offering") and received net proceeds of $92.1 million. These proceeds were contributed to the Partnership in exchange for additional partnership units and were used by the Partnership to fund current development and acquisition costs.

     In 1994, the Predecessor Company acquired an additional interest in the Partnership through the issuance of 456,375 shares of Common Stock for a like number of partnership units. The acquired additional interest in the Partnership was recorded at the fair market value of the Predecessor Company's common stock on the date of acquisition. The acquisition amount of $11.5 million was allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values.

     On May 23, 1995, the Predecessor Company issued an additional 3,727,500 shares of Common Stock through an additional offering (the "1995 Offering") and received net proceeds of approximately $96.3 million. The Predecessor Company contributed these proceeds to the Partnership in exchange for additional partnership units. These proceeds are being used by the Partnership to fund current development commitments and acquisition costs. The Predecessor Company owns an 85.3% interest in the Partnership as of September 30, 1995.

     On September 22, 1995, the Partnership issued $150 million of Unsecured Notes through a debt offering (the "1995 Debt Offering"). A portion of the proceeds of the 1995 Debt Offering were used to reduce amounts outstanding on its unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs with the remainder of the proceeds to be used for development and acquisition costs expected to be incurred during the remainder of 1995.

2.   PROPERTY INDEBTEDNESS

     The Partnership has a $100 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 2%. There were no borrowings under the credit facility at September 30, 1995.

3.   RELATED PARTY TRANSACTIONS

     The Partnership provides management, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.5 million and $1.8 million for such services for the nine months ended September 30, 1995 and 1994, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of the properties.

4.   UNSECURED DEBT OFFERING AND FORWARD TREASURY LOCK AGREEMENT

     On September 22, 1995, the Partnership issued $150 million of Unsecured Notes and settled its $100 million Forward Treasury Lock Agreement ("Agreement") which was entered into in June 1995 to hedge its exposure to interest rate fluctuations. The Partnership incurred a loss of $228,000 upon settlement of the Agreement which will be amortized to interest expense over the term of the $100 million Notes. Following is a summary of the terms of the Unsecured Notes:

                                   Coupon    Effective
                    Principal       Rate       Rate         Maturity Date
                  -------------    -------   ---------    ------------------
     2002 Notes    $ 50,000,000      7.25%     7.328%     September 22, 2002
     2005 Notes     100,000,000     7.375%     7.519%     September 22, 2005
                  -------------
                   $150,000,000
                  -------------
                  -------------

     The Notes were issued at a discount totaling $1,059,000. This discount is included in deferred leasing and other costs and will be amortized to interest expense over the life of the related Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE PARTNERSHIP

     The Partnership was formed on October 4, 1993. The Partnership owns and operates a portfolio of commercial properties primarily in the Midwest. The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest and effective control of their operations. The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements.

     In 1994, the Predecessor Company issued an additional 3,887,300 shares of Common Stock through an additional offering and received net proceeds of $92.1 million. These proceeds were contributed to the Partnership in exchange for additional partnership units and were used by the Partnership to fund current development and acquisition costs.

     In 1994, the Predecessor Company acquired an additional interest in the Partnership through the issuance of 456,375 shares of Common Stock for a like number of partnership units. The acquired additional interest in the Partnership was recorded at the fair market value of the Predecessor Company's common stock on the date of acquisition.
     The acquisition amount of $11.5 million was allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values.

     On May 23, 1995, the Predecessor Company issued an additional 3,727,500 shares of Common Stock through an additional offering and received net proceeds of approximately $96.3 million. The Predecessor Company contributed these proceeds to the Partnership in exchange for additional partnership units. These proceeds are being used by the Partnership to fund current development commitments and acquisition costs. The Predecessor Company owns an 85.3% interest in the Partnership as of September 30, 1995.

     On September 22, 1995, the Partnership issued $150 million of
     Unsecured Notes through a debt offering.   A portion of the proceeds
     of the 1995 Debt Offering were used to reduce amounts outstanding on its unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs with the remainder of the proceeds to be used for development and acquisition costs expected to be incurred during the remainder of 1995.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues from rental operations increased from $22.9 million for the three months ended September 30, 1994 to $29.2 million for the three months ended September 30, 1995. This $6.3 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 47 properties totaling approximately 5.1 million square feet since September 30, 1994.

     Operating expenses related to rental operations increased from $16.9 million for the three months ended September 30, 1994 to $19.8 million for the three months ended September 30, 1995. The main components of this increase include $1.6 of additional rental expenses related to the 47 additional in-service properties and $1.7 million of additional depreciation and amortization related to the additional in-service properties. These increases were offset by a $300,000 decrease in interest expense due primarily to lower borrowing levels on the Partnership's line of credit.

     Revenues from Service Operations increased from $5.0 million for the three months ended September 30, 1994 to $5.1 million for the three months ended September 30, 1995. This increase was mainly due to increased third party leasing fees.

     Operating expenses related to Service Operations decreased from $3.7 million for the three months ended September 30, 1994 to $3.3 million for the three months ended September 30, 1995. This decrease was due to the significant increase in Partnership-owned properties which resulted in increased allocation of operating expenses to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

     In September 1994, the Partnership exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was a mortgage loan to a consolidated subsidiary of the Partnership. As a result of the exercise of this favorable option, the Partnership recognized an approximate $2 million gain which is included in earnings from property sales.

     Excluding the impact of earnings from property sales, net income increased from $7.4 million for the three months ended September 30, 1994 to $11.2 million for the three months ended September 30, 1995.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues from rental operations increased from $65.1 million for the nine months ended September 30, 1994 to $81.8 million for the nine months ended September 30, 1995. This $16.7 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 47 properties totaling approximately 5.1 million square feet since September 30, 1994.

     Operating expenses related to rental operations increased from $47.5 million for the nine months ended September 30, 1994 to $56.0 million for the nine months ended September 30, 1995. The main components of this increase include (i) $2.9 million of additional rental expenses related to the 47 additional in-service properties; (ii) $1.0 million increase in interest expense on borrowings used to fund the acquisition and development costs of the additional in-service properties; and (iii) $4.7 million of additional depreciation and amortization related to the additional in-service properties.

     Revenues from Service Operations decreased from $14.0 million for the nine months ended September 30, 1994 to $13.3 million for the nine months ended September 30, 1995. This decrease was mainly due to decreased construction management and development fees resulting from decreased third-party construction and development activity.

     Operating expenses related to Service Operations decreased from $9.6 million for nine months ended September 30, 1994 to $8.9 million for nine months ended September 30, 1995 due to significant growth and development of Partnership-owned properties which resulted in increased allocation of operating expenses to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

     In September 1994, the Partnership exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was mortgage loan to a consolidated subsidiary of the Partnership. As a result of the exercise of this favorable option, the Partnership recognized an approximate $2 million gain which is included in earnings from property sales.

     Excluding the impact of earnings from property sales, net income increased from $22.2 million for the nine months ended September 30, 1994 to $30.2 million for the nine months ended September 30, 1995.

     The following table sets forth information regarding the Partnership's portfolio of rental properties as of September 30, 1995 and 1994 (in thousands, except percentages):

                                                                SEPTEMBER 30, 1995
                                IN-SERVICE                 PROPERTIES UNDER DEVELOPMENT
                   -------------------------------------   ----------------------------
                    1994      1995     Total     Percent              Total     Percent
                   Percent   Percent   Square      of       Percent   Square      of
     Type          Leased    Leased     Feet      Total     Leased     Feet      Total
     ----          ------    ------    ------    ------     ------    ------    ------
     Industrial     94.2%     96.1%    11,078       65%      76.2%     1,518       54%
     Office         93.4%     92.4%     4,610       27%      79.4%     1,043       37%
     Retail         93.7%     93.5%     1,392        8%      96.0%       246        9%
                    -----     -----    ------      ----      -----     -----      ----
       Total        94.0%     94.9%    17,080      100%      79.1%     2,807      100%
                    -----     -----    ------      ----      -----     -----      ----
                    -----     -----    ------      ----      -----     -----      ----

     Management expects occupancy to remain stable because (i) only 2.6% and 10.4% of the Partnership's total leased square footage is subject to leases expiring in the remainder of 1995 and 1996, respectively, and (ii) the Partnership's renewal percentage has averaged 62% during the past 24 months. This stable occupancy, along with increasing rental rates in the Partnership's markets, should allow the in-service portfolio to continue to provide a comparable level of earnings from rental operations in the future.

     The following table reflects the Partnership's scheduled lease expirations, including properties under development, based on square footage as of September 30, 1995 (in thousands except percentages):

                                                          Total      Percent of
 Year of Expiration   Industrial     Office    Retail   Portfolio      Total
 ------------------   ----------   --------   -------   ---------    ----------
        1995                 356        105        16         477       2.59%
        1996               1,429        410        88       1,927      10.45%
        1997                 589        587        95       1,271       6.90%
        1998               1,688        622       105       2,415      13.10%
        1999               1,614        444       125       2,183      11.84%
        2000               1,534        394       117       2,045      11.09%
        2001               1,442        258        44       1,744       9.46%
        2002                 205        397        88         690       3.74%
        2003                  40        117        36         193       1.05%
        2004                 703         76        13         792       4.30%
 2005 and Thereafter       2,206      1,679       811       4,696      25.48%
                          ------      -----     -----      ------     -------
  Total Occupied          11,806      5,089     1,538      18,433     100.00%
                          ------      -----     -----      ------     -------
                          ------      -----     -----      ------     -------
   Total Portfolio        12,597      5,652     1,683      19,887
                          ------      -----     -----      ------
                          ------      -----     -----      ------

     The Partnership expects to also realize growth in earnings from rental operations as the 2.8 million square feet of properties under development at September 30, 1995 are placed in service. All of this development will be placed in service over the next four quarters as follows: 837,000 square feet in the fourth quarter of 1995; 1,289,000 square feet in the first quarter of 1996; 469,000 square feet in the second quarter of 1996; and 212,000 square feet in the third quarter of 1996.

FUNDS FROM OPERATIONS

     Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO.

     Although the Partnership has not yet adopted the new method, the following table presents the Partnership's FFO under both methods of calculation for illustrative purposes:

                                                                  CURRENT METHOD                  NEW METHOD
                                                                ------------------            -------------------
                                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ------------------            -------------------
                                                                1995          1994            1995           1994
                                                                ----          ----            ----           ----
     (in thousands, except per share
       amounts and percentages)
     Net Income                                                $11,172       $ 9,497         $11,172        $ 9,497
     Add back:
         Depreciation and amortization                           5,981          4,231          5,981          4,231
         Amortization of deferred financing costs and
           depreciation of non-rental real estate assets           405            394              -              -
         Depreciation and amortization of joint ventures            92             69             92             69
         (Gain) loss on property sales                               -         (2,063)             -         (2,063)
                                                               -------       --------        -------        -------
     FUNDS FROM OPERATIONS                                     $17,650        $12,128        $17,245        $11,734
                                                               -------       --------        -------        -------
                                                               -------       --------        -------        -------
     Weighted average units                                     28,300         20,566         28,300         20,566
                                                               -------       --------        -------        -------
                                                               -------       --------        -------        -------
     FFO per weighted average unit                             $   .62       $    .59        $  .61         $   .57
                                                               -------       --------        -------        -------
                                                               -------       --------        -------        -------
     Dividends declared per unit                               $   .49       $    .47        $   .49        $   .47
                                                               -------       --------        -------        -------
                                                               -------       --------        -------        -------
     FFO payout ratio (1)                                       79.0%          79.7%           80.3%          82.5%
                                                               -------       --------        -------        -------
                                                               -------       --------        -------        -------

                                                                  CURRENT METHOD                  NEW METHOD
                                                               ---------------------         ---------------------
                                                                 NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ---------------------         ---------------------
                                                                1995           1994           1995           1994
                                                               ------         ------         ------         ------
     (in thousands, except per share
       amounts and percentages)
     Net Income                                                $30,201        $24,426        $30,201        $24,426
     Add back:
          Depreciation and amortization                         16,499         12,106         16,499         12,106
          Amortization of deferred financing costs and
           depreciation of non-rental real estate assets         1,131            742              -              -
          Depreciation and amortization of joint ventures          236            290            236            290
          (Gain) loss on property sales                              -         (2,198)             -         (2,198)
                                                               -------        -------        -------        -------
     FUNDS FROM OPERATIONS                                     $48,067        $35,366        $46,936        $34.624
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------
     Weighted average units                                     26,281         20,508         26,281         20,508
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------
     FFO per weighted average unit                             $  1.83        $  1.72        $  1.79        $  1.69
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------
     Dividends declared per unit                               $  1.45        $  1.39        $  1.45        $  1.39
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------
     FFO payout ratio (1)                                        79.2%          80.8%          81.0%          82.2%
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

     (1) Calculated as the dividends declared per unit divided by FFO per weighted average unit.

     Management anticipates continued growth in FFO through (i) maintaining and increasing property occupancy and rental rates through aggressive management of the Partnership's existing portfolio of properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third parties.

     The following table indicates the components of the Partnership's FFO:

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------           -------------------
                                                                1995           1994           1995           1994
                                                                ----           ----           ----           ----
     (in thousands, except per share amounts)
          Rental operations:
            Original portfolio (1)                             $14,840        $14,939        $44,414        $43,345
            Development (2)                                      2,768            524          6,896          1,014
            Acquisitions (3)                                     3,402            944          7,546          1,260
          Investments in unconsolidated companies                  268            485            881          1,298
          Interest expense                                      (4,907)        (5,163)       (14,960)       (13,886)
                                                               -------        -------        -------        -------
              Net rental operations                             16,371         11,729         44,777         33,031

          Service operations, net of minority interest           1,397          1,086          3,504          3,724
          Other, net                                              (118)          (687)          (214)        (1,389)
                                                               -------        -------        -------        -------
            FUNDS FROM OPERATIONS-CURRENT METHOD               $17,650        $12,128        $48,067        $35,366
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------


     (1) Consists of the component of FFO from the portfolio of properties in-service at the date of formation.

     (2) Consists of the component of FFO from all properties developed and placed in-service subsequent to the date of formation.

     (3) Consists of the component of FFO from all properties acquired subsequent to the date of formation.

     While management believes that FFO is the most relevant and widely used measure of the Partnership's operating performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs.

LIQUIDITY AND  CAPITAL RESOURCES

     The Partnership pays regular quarterly dividends with a policy of distributing no more than 90% of FFO. The dividend declared on October 26, 1995 represented 79.0% of third quarter FFO. Rental and Service Operation revenue are the principal sources of capital available to fund the Partnership's operating expenses, debt service and recurring capital expenditures. Net cash provided by operating activities, totaling $62.0 million for the nine months ended September 30, 1995, represents the primary source of liquidity to fund distributions to unitholders and the minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. Recurring capital expenditures for the nine months ended September 30, 1995 were $5.1 million. Funds Available for Distribution (Funds From Operations adjusted for straight-line rent and recurring capital expenditures) for the nine months ended September 30, 1995 were $40.7 million, resulting in a payout ratio for the dividends for such period of 93.5% of Funds Available for Distribution.

     The investing activities of the Partnership for the nine months ended September 30, 1995 of $189.2 million were primarily the result of costs incurred for the development and acquisition of 42 properties placed in service during the nine months and 16 properties under development as of September 30, 1995. The estimated remaining development costs for these properties as of September 30, 1995 is $75 million. These investing activities for new property development and acquisitions have been funded through a combination of debt and equity proceeds. In May 1995, the Predecessor Company issued 3.7 million shares of Common Stock through an additional offering and received net proceeds of approximately $96.3 million. The Predecessor Company contributed these proceeds to the Partnership in exchange for additional partnership units. In September 1995, the Partnership issued $150 million of Unsecured Notes through the 1995 Debt Offering. The proceeds of the equity and debt offerings were used to reduce amounts outstanding on the unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs.

     The Partnership intends to maintain a conservative capital structure. The Partnership's debt to total market capitalization (defined as the total market value of all units outstanding plus the outstanding property indebtedness) ratio at September 30, 1995 was 31.9% compared to 30.2% at December 31, 1994.

     The debt outstanding at September 30, 1995 consists of notes totaling $412.6 million ($150 million or 36% of which is unsecured) with a weighted average interest rate of 7.48% maturing at various dates through 2018 of which only 1.1% is currently floating rate debt. Scheduled principal amortization of debt totaled $1.1 million for the nine months ended September 30, 1995.

     Following is a summary of the scheduled future amortization and maturities of the Partnership's debt (in thousands):

                     Future
                    Scheduled        Future
          Year    Amortization     Maturities          Total
          ----    ------------     ----------       --------
          1995       $     476     $        -       $    476
          1996           1,846         62,325         64,171
          1997           2,146              -          2,146
          1998           2,399         45,216         47,615
          1999           2,612              -          2,612
          2000           2,706          2,423          5,129
          2001           2,365         59,954         62,319
          2002           2,574         50,000         52,574
          2003             337         68,814         69,151
          2004             365              -            365
          2005             300        101,779        102,079
          Thereafter     4,008              -          4,008
                       -------     ----------       --------
           Total       $22,134       $390,511       $412,645
                       -------     ----------       --------
                       -------     ----------       --------


     The Partnership and the Predecessor Company currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission which have remaining availability as of September 30, 1995, of approximately $329.8 million to issue additional common stock, preferred stock or senior unsecured debt to fund future investing activities.

     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DUKE REALTY LIMITED PARTNERSHIP
          -------------------------------
          By:  Duke Realty Investments, Inc.,
               General Partner

                                                  Registrant



     Date:  November 14, 1995                 /s/    Thomas L. Hefner
            ------------------------          -----------------------------

                                              President and
                                               Chief Executive Officer


                                              /s/    Darell E. Zink, Jr.
                                              -----------------------------

                                              Executive Vice President and
                                               Chief Financial Officer


                                              /s/    Dennis D. Oklak
                                              -----------------------------

                                              Vice President and Treasurer
                                               (Chief Accounting Officer)