Form 10-K405
period 1995-12-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1996-02-29
CIK 1003410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark One)
     { X }     Annual report pursuant to section 13 or 15(d) of the Securities
               Exchange Act of 1934 (Fee Required) for  the fiscal year ended
               December 31, 1995
               -----------------
               or
     {   }     Transition report pursuant to section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to ___________

Commission file number        0-20625
                       ---------------------------------------------------------

                         DUKE REALTY LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                           35-1898425
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

8888 Keystone Crossing, Suite 1200
     Indianapolis, Indiana                                  46240
----------------------------------          ---------------------------------
    (Address of principal                                (Zip Code)
       executive offices)

                                 (317) 846-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:             Name of each exchange on which registered:
            None                                          N/A
-----------------------------------   ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited Partner
Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $55,982,162 based on the last reported sale price of the common shares of Duke Realty Investments, Inc., into which Limited Partner Units are exchangeable, on February 12, 1996.

The number of Limited Partnership Units outstanding as of February 12, 1996 was 4,558,457.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Proxy Statement of Duke Realty Investments, Inc. related to the Annual Meeting of Shareholders to be held April 25, 1996. Part IV incorporates by reference the Form 8-K of Duke Realty Investments, Inc. dated August 26, 1994.

                                TABLE OF CONTENTS

                                    FORM 10-K


Item No.                                                             Page(s)
--------                                                             -------

PART I

     1.   Business .................................................  1 - 3
     2.   Properties ...............................................  3 - 10
     3.   Legal Proceedings ........................................  11
     4.   Submission of Matters to a Vote of Security Holders ......  11

PART II

     5.   Market for the Registrant's Equity and
            Related Security Holder Matters ........................  11
     6.   Selected Financial Data ..................................  12
     7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........  13 - 20
     8.   Financial Statements and Supplementary Data ..............  20
     9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .................  20

PART III

     10.  Directors and Executive Officers of the
            Registrant .............................................  21 - 23
     11.  Executive Compensation ...................................  23
     12.  Security Ownership of Certain Beneficial Owners
            and Management .........................................  23
     13.  Certain Relationships and Related
            Transactions ...........................................  23

PART IV

     14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ....................................  23 - 44

Signatures .........................................................  45 - 46
Exhibits

                                     PART I

ITEM 1.  BUSINESS

Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership currently owning 84.1% of the partnership interest ("Units"). The remaining 15.9% of the Partnership is owned by limited partners ("Limited Partner Units").

The Partnership's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1995, it owned interests in a diversified portfolio of 215 rental properties comprising 23.5 million square feet (including 13 properties and two expansions comprising 3.4 million square feet under development). Substantially all of these properties are located in the Partnership's primary markets of Indianapolis, Indiana; Cincinnati, and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee. In addition to its Rental Operations, the Partnership through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 9.7 million square feet of properties owned by third-parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" for financial information of these industry segments. The Partnership conducts its Service Operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations. The Partnership has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

The Partnership's corporate headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has six regional offices located in Cincinnati, Ohio; Columbus, Ohio; Decatur, Illinois; Detroit, Michigan; Nashville, Tennessee and St. Louis, Missouri. The Partnership had 425 employees as of December 31, 1995.

BUSINESS STRATEGY

The Partnership's business objective is to increase its Funds From Operations by
(i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third-parties. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership's significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Partnership also expects to utilize its approximately 1,150 acres of unencumbered land and its many business relationships with more than 2,600 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere, in the Midwest. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

The Partnership's policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership's industrial and suburban office development focuses on business parks and mixed-use developments suitable for development of multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership's retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

Consistent with its business strategy of expanding in attractive Midwestern markets, the Partnership carefully analyzed the real estate investment potential of several major Midwestern metropolitan areas. Based on this analysis, management concluded that the St. Louis and Cleveland markets offer attractive real estate investment returns in the industrial and suburban office markets based on the following factors: (i) fragmented competition; (ii) strong real estate fundamentals; and (iii) favorable economic conditions.

In 1995, the Partnership established a regional office in St. Louis and acquired 463,000 square feet of suburban office properties and 153 acres of land for the future development of industrial properties. In February 1996, the Partnership acquired a 782,000 square foot suburban office portfolio and the operating personnel of an independent real estate developer and operator in Cleveland.
The Partnership intends to aggressively pursue the development and acquisition of additional rental properties in both the St. Louis and Cleveland markets.

All of the Partnership's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors or other local real estate operators; however, no single competitor or small group of competitors is dominant in the Partnership's markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties. Based upon the current occupancy rates in the Partnership and competitive properties, the Partnership believes there will not be significant competitive pressure to lower rental rates in the near future.

FINANCING STRATEGY

The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In October 1993, the General Partner received $309.3 million of the net proceeds from the issuance of common stock (the "1993 Offering"), in September 1994, the General Partner received $92.1 million of net proceeds from the issuance of common stock (the "1994 Offering"), in May 1995, the General Partner received $96.3 million of net proceeds from the issuance of common stock (the "1995 Offering") and in September 1995, the Partnership issued $150.0 million of unsecured debt (the "1995 Debt Offering"). All of the proceeds from the equity offerings were contributed to the Partnership by the General Partner. Based on these offerings, the General Partner and the Partnership have demonstrated their abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership has a $150.0 million line of credit available for short-term fundings of development and acquisition of additional rental properties.

OTHER

The Partnership's operations are not dependent on a single or few customers as no single customer accounts for more than 3% of the Partnership's total revenue. The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

For additional information regarding the Partnership's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Partnership's business segments see Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

The Partnership owns an interest in a diversified portfolio of 215 commercial properties encompassing approximately 23.5 million net rentable square feet located primarily in five states and approximately 1,150 acres of land for future development. (See Notes 4 and 5 to Financial Statements, Item 8 hereof.) The properties are described on the following pages.

                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------

INDUSTRIAL

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 38                    Fee              100%                  1978               1.11            6,000             100%
Building 48                    Fee               50% (1)              1984               8.63          127,410             100%
Building 49                    Fee               50% (1)              1982               4.55           89,600             100%
Building 50                    Fee               50% (1)              1982               4.09           51,200             100%
Building 52                    Fee               50% (1)              1983               2.70           34,800             100%
Building 53                    Fee               50% (1)              1984               4.23           76,800             100%
Building 54                    Fee               50% (1)              1984               4.42           76,800             100%
Building 55                    Fee               50% (1)              1984               3.83           43,200             100%
Building 56                    Fee               50% (1)              1984              15.94          300,000             100%
Building 57                    Fee               50% (1)              1984               7.70          128,800             100%
Building 58                    Fee               50% (1)              1984               8.03          128,800             100%
Building 59                    Fee               50% (1)              1985               5.14           83,200             100%
Building 60                    Fee               50% (1)              1985               4.78           83,200             100%
Building 62                    Fee               50% (1)              1986               7.70          128,800             100%
Building 67                    Fee               50% (1)              1987               4.23           72,350             100%
Building 68                    Fee               50% (1)              1987               4.23           72,360             100%
Building 71                    Fee               50% (1)              1987               9.06          193,400             100%
Building 74                    Fee           10%-50% (2)              1988              12.41          257,400             100%
Building 76                    Fee           10%-50% (2)              1988               5.10           81,695             100%
Building 78                    Fee           10%-50% (2)              1988              21.80          512,777             100%
Building 79                    Fee              100%                  1988               4.47           66,000             100%
Building 80                    Fee              100%                  1988               4.47           66,000             100%
Building 83                    Fee              100%                  1989               5.34           96,000             100%
Building 84                    Fee              100%                  1989               5.34           96,000             100%
Building 85                    Fee           10%-50% (2)              1989               9.70          180,100             100%
Building 89                    Fee           10%-50% (2)              1990              11.28          311,600             100%
Building 91                    Fee           10%-50% (2)              1990               7.53          144,000              80%
Building 92                    Fee           10%-50% (2)              1991               4.38           45,917             100%
Building 95                    Fee              100%                  1993              15.23          336,000             100%
Building 96                    Fee              100%                  1994              27.69          553,900             100%
Building 97                    Fee              100%                  1994              13.38          280,800             100%
Building 98                    Fee              100%                  1968              37.34          508,306             100%
Building 99                    Fee               50% (3)              1994              18.00          364,800             100%
Building 100                   Fee              100%                  1995               7.00          117,500             100%
Building 101                   Fee               50% (1)              1983               4.37           45,000              86%
Building 105                   Fee               50% (1)              1983               4.64           41,400             100%
Building 106                   Fee               50% (1)              1978               4.64           41,400              94%
Building 107                   Fee              100%                  1984               3.56           58,783              97%
Building 108                   Fee               50% (1)              1983               6.36           60,300              81%
Building 109                   Fee              100%                  1985               4.80           46,000             100%
Building 113                   Fee               50% (1)              1987               6.20           72,000             100%
Building 114                   Fee               50% (1)              1987               6.20           56,700              98%
Building 117                   Fee           10%-50% (2)              1988              13.36          135,600             100%
Building 120                   Fee           10%-50% (2)              1989               4.54           54,982             100%
Building 122                   Fee              100%                  1990               6.17           73,274             100%
Building 125                   Fee              100% (4)              1994              13.81          195,080             100%
Building 126                   Fee              100%                  1984               4.04           60,100             100%
Building 127                   Fee              100%                  1995               6.50           93,600             100%

PARK FLETCHER
Building 2                     Fee               50% (1)              1970               1.31           20,160               0%
Building 4                     Fee               50% (1)              1974               1.73           23,000             100%
Building 6                     Fee               50% (1)              1971               3.13           36,180              85%
Building 7                     Fee               50% (1)              1974               3.00           41,900             100%
Building 8                     Fee               50% (1)              1974               2.11           18,000             100%
Building 14                    Fee              100%                  1978               1.39           19,480             100%
Building 15                    Fee               50% (1)              1979               5.74           72,800             100%
Building 16                    Fee               50% (1)              1979               3.17           35,200             100%
Building 18                    Fee               50% (1)              1980               5.52           43,950             100%
Building 21                    Fee               50% (1)              1983               2.95           37,224              66%
Building 22                    Fee               50% (1)              1983               2.96           48,635             100%




                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------


Building 26                    Fee               50% (1)              1983               2.91           28,340             100%
Building 27                    Fee               25% (1)              1985               3.01           39,178             100%
Building 28                    Fee               25% (1)              1985               7.22           93,880              90%
Building 29                    Fee               50% (1)              1987               7.16           92,044              83%
Building 30                    Fee               50% (1)              1989               5.93           78,568             100%
Building 31                    Fee               50% (1)              1990               2.62           33,029             100%
Building 32                    Fee               50% (1)              1990               5.43           67,297              64%

SHADELAND STATION
Buildings  204 & 205           Fee              100%                  1984               4.09           48,600             100%

HUNTER CREEK BUSINESS PARK
Building 1                     Fee           10%-50% (2)              1989               5.97           86,500             100%
Building 2                     Fee           10%-50% (2)              1989               8.86          202,560              87%

HILLSDALE TECHNECENTER
Building 1                     Fee               50% (1)              1986               9.16           73,436              90%
Building 2                     Fee               50% (1)              1986               5.50           83,600             100%
Building 3                     Fee               50% (1)              1987               5.50           84,050             100%
Building 4                     Fee              100%                  1987               7.85           73,874             100%
Building 5                     Fee              100%                  1987               5.44           67,500              98%
Building 6                     Fee              100%                  1987               4.25           64,000             100%

Franklin Road
  Business Center              Fee              100%            1962, 1971, 1974        28.00          367,065              90%

Palomar Business
  Center                       Fee              100%                  1973               4.50           99,350             100%

Nampac                         Fee              100%                  1974               6.20           83,200             100%

CARMEL, INDIANA
HAMILTON CROSSING
Building 1                     Fee              100%                  1989               4.70           51,825              93%

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 2                     Fee              100%                  1990               7.10           86,806              92%

CINCINNATI, OHIO
PARK 50 TECHNECENTER
Building 20                    Fee              100%                  1987               8.37           96,000             100%
Building 25                    Fee              100%                  1989              12.20           78,328              89%

GOVERNOR'S POINTE
4700 Building                  Fee              100%                  1987               5.51           76,400              94%
4800 Building                  Fee              100%                  1989               7.07           80,000              92%
4900 Building                  Fee              100%                  1987               9.41           76,400             100%

WORLD PARK
Building 5                     Fee              100%                  1987               5.00           59,700              79%
Building 6                     Fee              100%                  1987               7.26           92,400             100%
Building 7                     Fee              100%                  1987               8.63           96,000             100%
Building 8                     Fee              100%                  1989              14.60          192,000             100%
Building 9                     Fee              100%                  1989               4.47           58,800              84%
Building 11                    Fee              100%                  1989               8.98           96,000             100%
Building 14                    Fee              100%                  1989               8.91          166,400             100%
Building 15                    Fee              100%                  1990               6.50           93,600             100%
Building 16                    Fee              100%                  1989               7.00           93,600             100%
MicroAge                       Fee               50% (1)              1994              15.10          304,000             100%




                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------


ENTERPRISE BUSINESS PARK
Building 1                     Fee              100%                  1990               7.52           87,400              85%
Building 2                     Fee              100%                  1990               7.52           84,940              97%
Building A                     Fee              100%                  1987               2.65           20,888             100%
Building B                     Fee              100%                  1988               2.65           34,940              95%
Building D                     Fee              100%                  1989               5.40           60,322             100%

TRI-COUNTY BUSINESS PARK
Xetron                         Fee               10% (5)              1994              29.00          100,193             100%

FAIRFIELD BUSINESS CENTER
Building D                     Fee              100%                  1990               3.23           40,223              89%
Building E                     Fee              100%                  1990               6.07           75,600              83%

OTHER INDUSTRIAL-CINCINNATI
U.S. Post Office Building      Fee               40% (6)              1992               2.60           57,886             100%
University Moving              Fee              100%                  1991               4.95           70,000             100%

COLUMBUS, OHIO
Pet Foods Building             Fee              100%                  1993              16.22          276,000             100%
MBM Building                   Fee              100%                  1978               3.98           83,000             100%
South Pointe A                 Fee              100%                  1995              14.06          293,824              70%

HEBRON, KENTUCKY
SOUTHPARK BUSINESS CENTER
Building 1                     Fee              100%                  1990               7.90           96,000              57%
Building 3                     Fee              100%                  1991              10.79          192,000              87%
CR Services                    Fee              100%                  1994              22.50          214,840             100%
Redken Laboratories            Fee              100%                  1994              28.79          166,400             100%

LOUISVILLE, KENTUCKY
Dayco                          Fee               50% (1)              1995              30.00          282,539             100%

DECATUR, ILLINOIS
PARK 101 BUSINESS CENTER
Building 3                     Fee              100%                  1979               5.76           75,600              80%
Building 8                     Fee              100%                  1980               3.16           50,400              95%

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 2                     Fee              100%                  1988               2.94           50,400              91%
Building 3                     Fee              100%                  1988               2.94           52,800             100%
Building 4                     Fee              100%                  1988               5.23           46,800              83%
Building 5                     Fee              100%                  1988               5.23           61,171             100%
Building 6                     Fee              100%                  1989              10.53          113,400             100%
Building 7                     Fee              100%                  1995               8.24           66,873              57%

Greenbriar Business Park       Fee              100%                  1986              10.73          134,759              96%

Keebler Building               Fee              100%                  1985               4.39           36,150             100%

MILWAUKEE, WISCONSIN
S.F. Music Box Building        Fee               33% (7)              1993               8.90          153,600             100%

OFFICE

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 34                    Fee              100%                  1979               2.00           22,272              93%
Building 116                   Fee              100%                  1988               5.28           35,700              91%
Building 118                   Fee              100%                  1988               6.50           35,700             100%
Building 119                   Fee              100%                  1989               6.50           53,300             100%
CopyRite Building              Fee               50% (8)              1992               3.88           48,000             100%






                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------

WOODFIELD AT THE CROSSING
Two Woodfield Crossing         Fee              100%                  1987               7.50          117,818              94%
Three Woodfield Crossing       Fee              100%                  1989              13.30          259,777              94%

PARKWOOD CROSSING
One Parkwood                   Fee              100%                  1989               5.93          108,281             100%

SHADELAND STATION
7240 Shadeland Station         Fee               67% (9)              1985               2.14           45,585              95%
7330 Shadeland Station         Fee              100%                  1988               4.50           42,619             100%
7340 Shadeland Station         Fee              100%                  1989               2.50           32,235             100%
7351 Shadeland Station         Fee              100%                  1983               2.14           27,740              98%
7369 Shadeland Station         Fee              100%                  1989               2.20           15,551             100%
7400 Shadeland Station         Fee              100%                  1990               2.80           49,544             100%

KEYSTONE AT THE CROSSING
F.C. Tucker Building (10)   Fee/Ground          100%                  1978                N/A            4,840             100%
                              Lease
3520 Commerce Crossing (11) Ground/Bldg.        100%                  1976                N/A           30,000             100%
                              Lease
8465 Keystone                  Fee              100%                  1983               1.31           28,298              92%

CARMEL, INDIANA
CARMEL MEDICAL CENTER
Building I (12)             Fee/Ground          100%                  1985                N/A           40,060              87%
                              Lease
Building II (12)            Fee/Ground          100%                  1989                N/A           39,973              91%
                              Lease

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 1                     Fee              100%                  1989               5.40           39,715             100%
Building 3                     Fee              100%                  1990               3.25           35,900              95%
St. Francis Medical         Fee/Ground          100%                  1995                N/A           95,579              75%
  Building(13)                Lease
Community MOB                  Fee              100%                  1995               4.00           38,193             100%

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's Hill           Fee              100%                  1986              10.79          200,584              93%
8700 Governor's Hill           Fee              100%                  1985               4.98           58,617             100%
8790 Governor's Hill           Fee              100%                  1985               5.00           58,177              72%
8800 Governor's Hill           Fee              100%                  1985               2.13           28,700             100%

GOVERNOR'S POINTE
4605 Governor's Pointe         Fee              100%                  1990               8.00          175,485             100%
4705 Governor's Pointe         Fee              100%                  1988               7.50          140,984              98%
4770 Governor's Pointe         Fee              100%                  1986               4.50           76,037              88%

PARK 50 TECHNECENTER
SDRC Building                  Fee              100%                  1991              13.00          221,215             100%
Building 17                    Fee              100%                  1985               8.19           70,644              91%

DOWNTOWN CINCINNATI
311 Elm Street (14)        Ground/Bldg.         100%             1902/1986 (15)           N/A           90,127             100%
                              Lease
312 Plum Street                Fee              100%                  1987                .69          230,489              89%
312 Elm Street                 Fee              100%                  1992               1.10          378,786              92%

KENWOOD COMMONS
Building I                     Fee               50% (16)             1986               2.09           46,470              99%
Building II                    Fee               50% (16)             1986               2.09           46,434              90%

OTHER OFFICE - CINCINNATI
Triangle Office Park           Fee              100%             1965/1985 (17)         15.64          172,650              61%
Fidelity Drive Building        Fee              100%                  1972               8.34           38,000             100%
Tri-County Office Park         Fee              100%            1971, 1973,1982 (18)    11.27          102,166              81%





                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------


COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst
  (Sterling 1)                 Fee              100%                  1990               7.66          106,300             100%
4650 Lakehurst (Litel)         Fee              100%                  1990              13.00          164,639             100%
5555 Parkcenter (Xerox)        Fee              100%                  1992               6.09           83,971             100%
4700 Lakehurst
  (Indiana Insurance)          Fee              100%                  1994               3.86           49,600             100%
Sterling  2                    Fee              100%                  1995               3.33           57,660             100%
John Alden                     Fee              100%                  1995               6.51          101,200             100%
Cardinal Health                Fee              100%                  1995              10.95          132,854             100%

Veterans Administration
  Clinic                       Fee              100%                  1994               4.98          118,000             100%

LIVONIA, MICHIGAN
SEVEN MILE CROSSING
38705 Seven Mile (19)       Fee/Ground          100%                  1988                N/A          113,066              95%
                              Lease
38701 Seven Mile (19)       Fee/Ground          100%                  1989                N/A          132,153              85%
                              Lease

ST. LOUIS, MISSOURI
Laumeier I                     Fee              100%                  1987               4.29          113,852              99%
Laumeier II                    Fee              100%                  1988               4.64          110,541             100%
Westview Place                 Fee              100%                  1988               2.69          114,722              98%
Westmark                       Fee              100%                  1987               6.95          123,889             100%

RETAIL

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 121                   Fee              100%                  1989               2.27           19,716              76%
Building 32                    Fee              100%                  1978                .82           14,504              89%

CASTLETON CORNER
Michael's Plaza                Fee              100%                  1984               4.50           46,374              98%
Cub Plaza                      Fee              100%                  1986               6.83           60,136              89%

FORT WAYNE, INDIANA
Coldwater Crossing             Fee              100%                  1990              35.38          246,365              95%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana Bank Branch      Fee              100%                  1988               1.00            2,400             100%
Greenwood Corner Shoppes       Fee              100%                  1986               7.45           50,840              50%

DAYTON, OHIO
Sugarcreek Plaza               Fee              100%                  1988              17.46           77,940              92%

CINCINNATI, OHIO
Governor's Plaza               Fee              100%                  1990              35.00          181,493             100%
King's Mall Shopping
  Center I                     Fee              100%                  1990               5.68           52,661             100%
King's Mall Shopping
  Center II                    Fee              100%                  1988               8.90           67,725              85%
Steinberg's                    Fee              100%                  1993               1.90           21,008             100%
Park 50 Plaza                  Fee              100%                  1989               2.20           18,000              42%
Kohl's                         Fee              100%                  1994              12.00           80,684             100%
Sports Unlimited               Fee              100%                  1994               7.00           67,148             100%
Eastgate Square (20)           Fee              100%                  1990              11.60           94,182             100%
Office Max                     Fee              100%                  1995               2.25           23,484             100%
Sofa Express - Governor's
  Plaza                        Fee              100%                  1995               1.13           15,000             100%

ELLISVILLE, MISSOURI
Ellisville Plaza (21)          Fee              100%                  1987               3.70           32,754              96%





                                                                                                                         PERCENT
                                                                                                                       OCCUPIED AT
NAME/                      OWNERSHIP        PARTNERSHIP'S             YEAR            LAND AREA     NET RENTABLE       DECEMBER 31,
LOCATION                   INTEREST           OWNERSHIP            CONSTRUCTED         (ACRES)      AREA (SQ.FT.)          1995
--------                   ---------         -------------          -----------       ---------     -------------      ------------

BLOOMINGTON, ILLINOIS
Lakewood Plaza                 Fee              100%                  1987              11.23           87,010              98%

CHAMPAIGN, ILLINOIS
Market View                    Fee              100%                  1985               8.50           86,553             100%

LIVONIA, MICHIGAN
Cooker Restaurant            Ground             100%                   N/A                N/A              N/A             100%
                           Lease (22)
COLUMBUS, OHIO
Galyans Trading  Company       Fee              100%                  1994               4.90           74,636             100%
Best Buy                       Fee              100%                  1995               7.00           68,400              85%


UNDER CONSTRUCTION


                                                                    EXPECTED
                                                                   IN-SERVICE                                            PERCENT
                                                                      DATE                                              PRE-LEASED
                                                                   ----------                                           ----------

INDUSTRIAL

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 128                   Fee              100%            February 1996            14.40         322,000             100%

Thomson Consumer
  Electronics                  Fee              100% (23)       February 1996            52.00         599,040             100%

LEBANON, INDIANA
American Air Filter            Fee              100%               April 1996            10.40         153,600             100%
Little, Brown and Company      Fee              100% (23)      September 1996            31.60         500,455             100%

COLUMBUS, OHIO
South Pointe B                 Fee              100%               April 1996            13.16         307,200               0%


OFFICE

INDIANAPOLIS, INDIANA
Two Parkwood                   Fee              100%            February 1996             5.96          93,300              88%

CINCINNATI, OHIO
Ohio National                  Fee              100%           September 1996             9.00         212,125              67%

COLUMBUS, OHIO
TUTTLE CROSSING
Nationwide                     Fee              100%                July 1996            17.90         315,102             100%
Sterling 3                     Fee              100%           September 1996             3.56          64,500             100%

MIAMI, FLORIDA
John Alden                     Fee              100%       January/March 1996             7.81         251,316             100%


RETAIL

CINCINNATI, OHIO
Bigg's Supercenter             Fee              100%              August 1996            14.00         160,000             100%
Fountain Place                 Fee               25%           September 1997             1.98         209,585              79%

COLUMBUS, OHIO
TUTTLE CROSSING
WalMart                        Fee              100%               April 1996            13.00         149,429             100%
                                                                                      --------      ----------
                                                                                      1,632.23      23,520,898
                                                                                      --------      ----------
                                                                                      --------      ----------


(1) These buildings are owned by a limited liability company in which the Partnership is a 50% partner. The Partnership shares in the profit or loss from such buildings in accordance with the Partnership's ownership interest. This limited liability company owns a 50% general partnership interest in Park Fletcher Buildings 27 and 28 and shares in the profit or loss from these buildings in accordance with the limited liability company's interest.

(2) These buildings are owned by a partnership in which the Partnership is a partner. The Partnership owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

(3) This building is owned in partnership with a tenant of the building. The Partnership owns a 50% general partnership interest in the partnership. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

(4) The square footage of this building and the percent occupied includes a 100% pre-leased expansion of 97,080 square feet which is under construction as of December 31, 1995.

(5) This building is owned by a partnership in which the Partnership owns a 10% limited partnership interest. The Partnership shares in the cash flow from the building in accordance with such ownership interest.

(6) This building is owned by a limited partnership in which the Partnership has a 1% general partnership interest and a 39% limited partnership interest. The Partnership shares in the profit or loss from such building in accordance with the Partnership's ownership interest.

(7) This building is owned by a partnership in which the Partnership owns a 33.33% limited partnership interest. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

(8) This building is owned in partnership with a tenant of the building. The Partnership owns a 50% general partnership interest in the partnership. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

(9) The Partnership owns a 66.67% general partnership interest in the partnership owning this building. The Partnership shares in the profit or loss of this building in accordance with the Partnership's partnership interest.

(10) The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

(11) The Partnership has a leasehold interest in this building with a lease term expiring May 9, 2006.

(12) The Partnership owns these buildings and has a leasehold interest in the land underlying these buildings, with the lease term expiring
     November 16, 2043.

(13) The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options.

(14) The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring December 31, 2020. The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

(15) This building was renovated in 1986.

(16) These buildings are owned by a partnership in which the Partnership has a 50% general partnership interest. The Partnership shares in the profit or loss from such buildings in accordance with the Partnership's ownership interest.

(17) This building was renovated in 1985.

(18) Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

(19) The Partnership owns these buildings and has a leasehold interest in the land underlying these buildings, with a lease term expiring May 31, 2057.

(20) The square footage of this building and the percent occupied includes a 100% pre-leased expansion of 13,500 square feet which is under construction as of December 31, 1995.

(21) This building was sold in January 1996.

(22) The Partnership has a leasehold interest in the land with the lease term expiring May 31, 2057 and subleases the land to the tenant with the sublease term expiring on August 31, 2009.

(23) These two buildings will be contributed to the limited liability company referenced in footnote (1) upon completion.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Partnership or any subsidiary was a party or to which any of their property is subject other than routine litigation incidental to the Partnership's business. In the opinion of management, such litigation is not material to the Partnership's business operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Limited Partner Units. Set forth below are the cash distributions declared during each quarter. Comparable cash distributions are expected in the future. As of February 12, 1996, there were 88 record holders of Limited Partner Units.

On February 1, 1996, the Partnership declared a quarterly cash distribution of $0.49 per Unit payable on February 29, 1996 to Unitholders of record on February 15, 1996.


                       1995  DISTRIBUTIONS       1994  DISTRIBUTIONS
                       -------------------       -------------------
QUARTER ENDED
-------------

December 31                   $  .49                   $  .47
September 30                     .49                      .47
June 30                          .47                      .45
March 31                         .47                      .45


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Partnership and Item 8, the "Financial Statements and Supplementary Data" included in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994 and 1993 has been derived from the historical financial statements of the Partnership and the Predecessor Company. The historical operating data for the years ended 1992 and 1991 has been derived from the historical financial statements of the Predecessor Company.


(in thousands, except per share amounts)

                                                    1995           1994           1993           1992             1991
                                               -----------      ---------      ---------      ----------      ----------
RESULTS OF OPERATIONS:
Revenues:
  Rental Operations                            $   113,641      $  89,299      $  33,648      $  17,675       $   16,789
  Service Operations                                17,777         18,473          5,654              -                -
                                               -----------      ---------      ---------      ----------      ----------
TOTAL REVENUES                                 $   131,418      $ 107,772      $  39,302      $  17,675       $   16,789
                                               -----------      ---------      ---------      ----------      ----------
                                               -----------      ---------      ---------      ----------      ----------

NET INCOME (LOSS)                              $    41,600      $  32,968      $   6,670      $    (653)      $   (1,607)
                                               -----------      ---------      ---------      ----------      ----------
                                               -----------      ---------      ---------      ----------      ----------

PER UNIT DATA (1):
  Net Income (Loss) per Unit                   $      1.55      $    1.54      $    1.02      $    (.32)      $     (.79)
  Distributions Declared per Unit                     1.92           1.84           1.68           1.68             1.68
    Weighted Average Units
      Outstanding                                   26,791         21,467          6,540          2,045            2,045

BALANCE SHEET DATA:
  Total Assets                                 $ 1,046,532      $ 775,884      $ 633,885      $ 121,881        $ 126,917
  Total Debt                                   $   454,820      $ 298,640      $ 248,433      $  80,707        $  80,808
  Total Partners' Equity                       $   540,221      $ 447,298      $ 349,695      $  36,129        $  40,220
  Total Units Outstanding
      at end of year (1)                            28,303         24,384         20,478          2,045            2,045
OTHER DATA:
Funds From Operations (2)                      $    66,764      $  49,360      $  13,615      $   3,764        $   2,420
Cash Flow Provided by (Used by):
  Operating activities                         $    78,637         51,856         14,363          5,453            2,451
  Investing activities                            (289,569)      (116,227)      (315,025)          (710)            (845)
  Financing activities                             176,187         94,733        310,717         (4,952)          (1,387)


(1) All such information has been adjusted for the 1 for 4.2 reverse stock split of the Predecessor Company effected prior to the completion of the 1993 Offering.

(2) Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Partnership's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets.

In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 95.4% at December 31, 1995. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of December 31, 1995 and 1994 (in thousands, except percentages):


                                                Total                     Percent  of
                                             Square Feet                Total Square Feet             Percent Occupied
                                     -----------------------        ----------------------        -----------------------
          Type                           1995           1994           1995           1994           1995           1994
          ------                     --------        -------        -------        -------        -------        -------
          INDUSTRIAL
             Service Centers            2,802          2,051          14.0%          15.9%          94.7%          93.4%
             Bulk                      10,890          5,573          54.3%          43.2%          96.5%          97.5%
          OFFICE
            Suburban                    3,874          3,090          19.3%          24.0%          94.7%          90.5%
            CBD                           699            699           3.5%           5.4%          92.3%          87.2%
            Medical                       332            198           1.6%           1.5%          90.3%         100.0%
          RETAIL                        1,476          1,285           7.3%          10.0%          93.8%          95.8%
                                     --------        -------        -------        -------        -------        -------
               Total                   20,073         12,896         100.0%         100.0%          95.4%          94.5%
                                     --------        -------        -------        -------        -------        -------
                                     --------        -------        -------        -------        -------        -------

RESULTS OF OPERATIONS

     Following is a summary of the Partnership's operating results and property statistics for each of the years in the three-year period ended December 31, 1995 (in thousands, except number of properties and per Unit amounts):


                                                                1995           1994           1993
                                                                ----           ----           ----
     Rental Operations revenue                               $ 113,641      $  89,299      $  33,648
     Service Operations revenue                                 17,777         18,473          5,654
     Earnings from Rental Operations                            36,662         26,580          5,483
     Earnings from Service Operations                            5,741          6,308          1,536
     Operating income                                           40,526         30,743          6,282
     Minority interest in earnings                                 911          1,088            293
     Net income                                                 41,600         32,968          6,670
     Weighted average units outstanding                         26,791         21,467          6,540
     Net income per unit                                     $    1.55      $    1.54      $    1.02
     Number of in-service properties at end of year                202            128            113
     In-service square footage at end of year                   20,073         12,896         10,850
     Under development square footage at year end                3,448          2,362          1,270


COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

RENTAL OPERATIONS

The Partnership increased its in-service portfolio of rental properties from 128 properties comprising 12.9 million square feet at December 31, 1994 to 202 properties comprising 20.1 million square feet at December 31, 1995 through the acquisition of 60 properties totaling 4.6 million square feet and the placement in service of 17 properties and two building expansions totaling 3.2 million square feet developed by the Partnership. The Partnership also disposed of three properties totaling 570,000 square feet. These 74 net additional rental properties primarily account for the $24.3 million increase in revenues from Rental Operations from 1994 to 1995.

The increase from 1994 to 1995 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 74 in-service rental properties.

Interest expense increased by approximately $2.6 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Partnership's line of credit;
(ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii)fund development and acquisition of additional rental properties during the fourth quarter of 1995.


As a result of the above-mentioned items, earnings from rental operations increased $10.1 million from $26.6 million for the year ended December 31, 1994 to $36.7 million for the year ended December 31, 1995.

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.3% and 8.2% of the Partnership's occupied square footage is subject to leases expiring in 1996 and 1997, respectively, and (ii) the Partnership's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and

1993, respectively. The following table reflects the Partnership's lease expiration schedule as of December 31, 1995, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

                           Industrial                       Office                         Retail                  Total
                    -----------------------        ----------------------        -----------------------     ---------------------
 Year of             Square                          Square                        Square                     Square
Expiration            Feet          Dollar            Feet        Dollar            Feet         Dollar         Feet       Dollar
-----------         -----------   ---------        ----------   --------         -----------   ---------     ---------   ---------
  1996                1,825       $  7,232            382       $  3,662             83        $   838         2,290     $ 11,732
  1997                1,269          5,851            458          4,648             92          1,031         1,819       11,530
  1998                2,262          8,466            549          5,631            109          1,165         2,920       15,262
  1999                1,862          7,724            626          6,602            125          1,280         2,613       15,607
  2000                1,849          7,238            441          5,454            124          1,442         2,414       14,134
  2001                1,490          5,696            293          3,148             60            633         1,843        9,477
  2002                  265          1,115            595          6,333             88            792           948        8,240
  2003                   40            442            131          1,627             36            329           207        2,399
  2004                  810          3,128             89          1,043             13            136           912        4,306
  2005                  703          2,556            498          6,494            160          1,487         1,361       10,536
Thereafter            2,460          7,582          1,413         19,060            981          6,983         4,854       33,625
                     ------        -------         ------        -------         ------        -------       -------     --------
Total Leased         14,835        $57,030          5,475        $63,702          1,871        $16,116        22,181     $136,848
                     ------        -------         ------        -------         ------        -------       -------     -------
                     ------        -------         ------        -------         ------        -------       -------     -------
Total Portfolio      15,672                         5,841                         2,008                       23,521
                     ------                        ------                        ------                      -------
                     ------                        ------                        ------                      -------
Annualized net
 effective rent
 per square foot                 $    3.84                      $  11.63                     $    8.61                 $     6.16
                                   -------                       -------                       -------                   -------
                                   -------                       -------                       -------                   -------



This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the placement in-service of the 3.4 million square feet of properties under development at December 31, 1995 over the next seven quarters;
(ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

SERVICE OPERATIONS

Earnings from Service Operations decreased by approximately $600,000 in 1995 as compared to 1994. This decrease results primarily from a decrease in construction fees even though total construction volume remained consistent. This decrease in fees resulted from certain contracts with above-market fees in 1994 which were not obtained in 1995. Property management, maintenance and leasing fees remained consistent from 1994 to 1995. Payroll expense decreased from 1994 to 1995 as a result of the allocation of a greater portion of these costs to the Partnership's Rental Operations segment. Other operating expenses did not change materially.

At December 31, 1995, the backlog of construction fees on signed construction contracts was $3.9 million as compared to $1.7 million at December 31, 1994. As a result of the acquisition by an unconsolidated subsidiary of the Partnership of 2.2 million square feet of managed property, the Partnership anticipates a slight decrease in management, leasing and maintenance fee revenues in 1996 as well as a decrease in the operating expenses of the segment.

OTHER INCOME (EXPENSE)

Interest income increased from $1.1 million for the year ended December 31, 1994 to $1.7 million for the year ended December 31, 1995 as a result of the temporary short-term investment of excess proceeds from the 1995 Offering as well as the 1995 Debt Offering.

As part of its October 1993 acquisition of Duke Associates, the Partnership acquired an option to purchase an interest in an entity which provided telecommunication services to tenants in properties owned and managed by the Partnership. At the time the option was acquired, the option was not considered to have value because of recurring net operating losses being incurred by such entity. Subsequent to the acquisition of the option, the entity made changes in its operations, principally entering into new contracts for the purchase of telecommunication services and the provision of billing services, which significantly improved its operating results. As a result of these improvements in operating results, the entity entered into an agreement to sell its telecommunications business to an unaffiliated third party at an amount significantly in excess of the Partnership's option price. The net proceeds from the sale were then loaned to the Partnership with a mortgage on certain property. The Partnership subsequently exercised its option to acquire the interest in this entity and recognized a gain of approximately $2.0 million based on the difference between its option price and the net proceeds received from the sale to the unaffiliated third-party. Such gain is included in earnings from property sales in 1994.

NET INCOME

Net income for the year ended December 31, 1995 was $41.6 million compared to net income of $33.0 million for the year ended December 31, 1994. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

RENTAL OPERATIONS

As of December 31, 1992, the Predecessor Company owned 30 properties totaling approximately 2.0 million square feet. In October 1993, the Partnership acquired substantially all of the properties of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Predecessor Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock through an offering (the "1993 Offering"). Substantially all of the approximately $309.3 million of net proceeds of the 1993 Offering were contributed to the Partnership and were used to repay property indebtedness of Duke Associates assumed by the Partnership as part of the acquisition. The Predecessor Company also contributed their 30 owned properties to the Partnership. The Partnership acquired 83 in-service properties as part of this transaction. The operating results of the acquired properties have been included in the Partnership's consolidated operating results subsequent to the date of acquisition. As a result of the acquisition in October 1993, the 1993 results of operations include nine months of operations of the Predecessor Company's 30 original property portfolio and three months of operations of the 113 property portfolio.

Also, during 1994, the Partnership developed and placed in service and acquired a total of 15 properties to bring its total portfolio of in-service properties to 128 as of December 31, 1994. A full year of operations for the 113 properties as well as the addition of the 15 properties account for the increase in Rental Operation revenues and operating expenses from 1993 to 1994.

SERVICE OPERATIONS

The Partnership acquired its Service Operations as part of its acquisition of Duke Associates in October 1993. Service Operation revenues and operating expenses subsequent to the date of acquisition are included in the Partnership's 1993 operations. The increase in Service Operation revenue, operating expenses and earnings from 1993 to 1994 results from the inclusion of a full year of such operations in 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased from 1993 to 1994 primarily as a result of the increase in the size of the Partnership through the acquisition of Duke Associates' Rental and Service Operations and the placement in-service of 15 developed or acquired properties in 1994.

OTHER INCOME (EXPENSE)

Interest income increased from 1993 to 1994 primarily as a result of an increase in temporary cash investments because of the increased size of the Partnership as well as the temporary short-term investment of excess proceeds from the 1994 Offering.

Earnings from property sales increased from 1993 to 1994 primarily as a result of the gain recognized on the exercise by the Partnership of an option to acquire an interest in a telecommunications entity as discussed above under Other Income (Expense) in the comparison of 1994 to 1995.

Minority interest in earnings of subsidiaries resulted from the acquisition of Duke Associates in October 1993. The increase from 1993 to 1994 results from allocation of a full year's income to the minority interests in 1994.

NET INCOME

Primarily as a result of the discussed above, net income increased from $6.7 million for the year ended December 31, 1993 to $33.0 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $78.6 million, $51.9 million and $14.4 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the primary source of liquidity to fund distributions to Unitholders and the minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations, the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $289.6 million, $116.2 million and $315.0 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. Of the $315.0 million used in investing activities in 1993, $302.1 million related to acquisition of the Duke Associates' rental properties and service businesses. In 1994, $107.4 million was invested in the development and acquisition of additional rental properties and $12.4 million was used for tenant improvements, leasing costs and other deferred assets. In 1995, the development and acquisition of additional rental properties increased to $251.0 million with $24.1 million being used for recurring tenant improvements, costs and other deferred costs. In addition, in 1995, $16.7 million was invested in rental operations of a newly formed, 50% owned, joint venture which also included the contribution of rental property and undeveloped land with a carrying value of approximately $42.7 million.

Net cash provided by financing activities totaling $176.2 million, $94.7 million and $310.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, is comprised of debt and equity issuances net of distributions to unitholders and repayments of outstanding indebtedness. In 1993, the Partnership received $309.3 million from the 1993 Offering which was used primarily for the acquisition of Duke Associates. In 1994, the Partnership received $92.1 million from the 1994 Offering and $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, the Partnership used $60.0 million to repay the balance outstanding on the line of credit, $6.0 million to retire outstanding mortgage indebtedness, and the remainder primarily to fund development and acquisition of additional rental properties. In 1995, the Partnership received $96.3 million from the 1995 Offering and used $11.0 million to repay the balance outstanding on the line of credit and the remainder to fund development and acquisition of additional rental properties. The Partnership also received $150.0 million from the 1995 Debt Offering and used $39.5 million to retire outstanding mortgage indebtedness, $35.0 million to repay the balance outstanding on the line of credit, and the remainder to fund acquisition and development of additional rental properties.

The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. Following is an analysis of the Partnership's recurring capital expenditures (in thousands):


                                        1995           1994             1993
                                    ---------      ---------        ---------
     Tenant improvements            $   4,312      $   3,056        $   2,015
     Leasing costs                      3,519          2,407              636
     Building improvements                757            474              136
                                    ---------      ---------        ---------
     Total                          $   8,588      $   5,937        $   2,787
                                    ---------      ---------        ---------
                                    ---------      ---------        ---------


In March 1994, the Partnership obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Partnership replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. Borrowings of $45 million under this line of credit as of December 31, 1995 bear interest at one month LIBOR plus 2.00%, which ranged from 7.7500% to 7.9375%. In January 1996, the Partnership increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. The current effective interest rate on the line of credit based on the 30-day LIBOR rate as of February 12, 1996 is 6.94%.

The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which have remaining availability as of December 31, 1995 of approximately $330 million to issue additional common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

The total debt outstanding at December 31, 1995 consists of notes totaling $454.8 million with a weighted average interest rate of 7.50% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $1.65 million for the year ended December 31, 1995. Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness:




                                                                                           Weighted Average
                                                                                           Interest Rate of
     Year                                            Repayments                           Future Repayments
     ----                      --------------------------------------------------        -------------------
                                                   (in thousands)
                                 Scheduled
                                Amortization       Maturities             Total
                                ------------       ----------             ------
     1996                      $   1,855           $  59,619           $  61,474               5.31%
     1997                          2,156                   -               2,156               8.04%
     1998                          2,410              90,216              92,626               7.49%
     1999                          2,625                   -               2,625               8.25%
     2000                          2,637               4,852               7,489               7.86%
     2001                          2,291              59,954              62,245               8.72%
     2002                          2,494              50,000              52,494               7.37%
     2003                            252              68,813              69,065               8.48%
     2004                            274                   -                 274               5.20%
     2005                            300             100,000             100,300               7.51%
     Thereafter                    4,072                   -               4,072
                               ---------            --------            --------
     Total                     $  21,366            $433,454            $454,820
                               ---------            --------            --------
                               ---------            --------            --------


The 1996 maturities of $59.6 million indicated above occur in October through December. The Partnership currently intends to repay this debt through the use of the net proceeds from the issuance of either common or preferred equity by the General Partner or unsecured debt securities by the Partnership available under the Shelf Registrations. The Partnership estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 1.6%. Of the 1998 maturities, $45.0 million represents the outstanding balance as of December 31, 1995 on the Partnership's line of credit.

The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.49 per Unit was declared on February 1, 1996 which represents an annualized distribution of $1.96 per Unit.

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interest, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Partnership's FFO for the years ended December 31, as follows (in thousands):


                                                                      1995             1994            1993
                                                                   --------         --------         -------
Net income                                                         $ 41,600         $ 32,968         $ 6,670
Add back:
     Depreciation and amortization                                   23,118           16,785           7,075
     Amortization of deferred financing costs and
       depreciation of non-rental real estate assets                  1,918            1,453             327
     Share of joint venture depreciation and amortization               411              352              60
     Gain on property sales                                            (283)          (2,198)           (517)
                                                                   --------         --------         -------
FUNDS FROM OPERATIONS                                              $ 66,764         $ 49,360        $ 13,615
                                                                   --------         --------         -------
                                                                   --------         --------         -------
CASH FLOW PROVIDED BY (USED BY):
     Operating activities                                         $  78,637         $ 51,856        $ 14,363
     Investing activities                                          (289,569)        (116,227)       (315,025)
     Financing activities                                           176,187           94,733         310,717

The increase in FFO for the three year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the years ended December 31, as follows
(in thousands):

                                                                     1995            1994               1993
                                                                   --------         --------         -------
     Rental operations:
         Original portfolio                                        $ 59,399         $ 58,201        $ 23,300
         Development                                                 10,668            2,240               -
         Acquisitions                                                12,014            2,463               -
         Investments in unconsolidated companies                      1,121            1,407             357
         Interest expense                                           (21,462)         (18,920)        (10,334)
                                                                   --------         --------         -------
              Net rental operations                                  61,740           45,391          13,323
     Service operations, net of minority interest                     4,767            5,389           1,277
     Other, net                                                       257             (1,420)           (985)
                                                                   --------         --------         -------
       FUNDS FROM OPERATIONS                                       $ 66,764         $ 49,360        $ 13,615
                                                                   --------         --------        --------
                                                                   --------         --------         -------

In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership's FFO under the new method of calculation would have been $64.9 million, $47.9 million, and $13.3 million for the three years ended December 31, 1995, 1994, and 1993, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included under Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any directors or officers. The information required by this Item for Directors and certain Executive Officers of the General Partner will be contained in a definitive proxy statement of Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than April 29, 1996, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

The following information is provided regarding the executive officers of the General Partner who do not serve as Directors of the General Partner:

GARY A. BURK
    Age 44, President of Construction Services and Executive Vice President of Duke Services, Inc. - Mr. Burk joined the Partnership in 1979, and has been responsible for the Partnership's construction management operations since 1986.

ROSS C. FARRO
    Age 52, Vice President, Cleveland Group - Mr. Farro joined the Partnership in January 1996 and is responsible for the Cleveland activities of the Partnership. Prior to joining the Partnership, Mr. Farro was an independent real estate developer and operator.

ROBERT D. FESSLER
Age 38, Vice President, Ohio Industrial Group - Mr. Fessler joined the Partnership in 1987 and is responsible for the Cincinnati industrial activities of the Partnership. Prior to joining the Partnership, Mr. Fessler was a leasing representative with Trammel Crow.

JOHN R. GASKIN
Age 34, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Partnership in 1990. Prior to joining the Partnership, Mr. Gaskin worked as an associate attorney in a mid-size Indianapolis, Indiana law firm.

RICHARD W. HORN
Age 38, Vice President of Acquisitions - Mr. Horn joined the Partnership in 1984. Mr. Horn is responsible for the acquisition activities of the Partnership and also oversees the Nashville and Michigan operations of the Partnership.

DONALD J. HUNTER
Age 36, Vice President, Columbus Group - Mr. Hunter joined the Partnership in 1989 and is responsible for the Columbus activities of the Partnership. Prior to joining the Partnership, Mr. Hunter was with Cushman and Wakefield, a national real estate firm.

STEVEN R. KENNEDY
Age 39, Vice President of Construction Services - Mr. Kennedy joined the Partnership in 1986. Prior to that time, Mr. Kennedy was a Project Manager for Charles Pankow Builders, Inc.

WAYNE H. LINGAFELTER
Age 36, Vice President, Indiana Office Group - Mr. Lingafelter joined the Partnership in 1987 and is responsible for the Indiana office activities of the Partnership. Prior to that time, Mr. Lingafelter was with the management consulting firm of DRI, Inc.

WILLIAM E. LINVILLE, III
Age 41, Vice President, Indiana Industrial Group - Mr. Linville joined the Partnership in 1987 and is responsible for the Indianapolis industrial activities of the Partnership. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

DAVID R. MENNEL
    Age 41, General Manager of Services Operations and President of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat, Marwick, Mitchell & Co. and the property development firm of Melvin Simon & Associates before joining the Partnership in 1978.

DAVID P. MINTON
Age 38, Vice President, St. Louis Group - Mr. Minton joined the Partnership in 1995 and is responsible for the St. Louis activities of the Partnership. Prior to joining the Partnership, Mr. Minton was Vice President of the Paragon Group, a national real estate development and management firm.

MICHAEL L. MYRVOLD
Age 40, Vice President, Retail Group - Mr. Myrvold joined the Partnership in 1995 and is responsible for retail activities of the Partnership. Prior to joining the Partnership, Mr. Myrvold was Vice President of Real Estate of the Melville Realty Co., Inc.

JOHN M. NEMECEK
Age 40, President of Asset and Property Management - Mr. Nemecek joined the Partnership in 1994. Prior to joining the Partnership, Mr. Nemecek was the Senior Vice President/Florida Division of Compass Real Estate.

DENNIS D. OKLAK
Age 42, Vice President and Treasurer - Mr. Oklak joined the Partnership in 1986 and has served as Tax Manager and Controller of Development. Prior to joining the Partnership, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins + Sells.

JEFFREY G. TULLOCH
Age 50, Vice President and General Manager, Cincinnati Group - Mr. Tulloch joined the Partnership in 1995 and is responsible for allCincinnati activities of the Partnership. Mr. Tulloch was Senior Vice President of the Galbreath Partnership before joining the Partnership.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the General Partner, and persons who own more than 10% of the Limited Partner Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than 10% Unitholders are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Section 16(a) forms they file. To date, there have been no delinquencies in filing such reports.

ITEM 11, 12, 13 EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 11, Item 12 and Item 13 with respect to officers and directors of the General Partner will be contained in a definitive proxy statement for Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than April 29, 1996, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K. The only person known by the Partnership as of February 12, 1996 who beneficially owned more than five percent of the outstanding Limited Partner Units whose ownership will not be reflected in the proxy statement of Duke Realty Investments, Inc. was Allied Domecq Pension Fund who beneficially owned 605,620 Limited Partner Units through affiliates of Wyndham Investments Limited, a property holding company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT.

     1. CONSOLIDATED FINANCIAL STATEMENTS:

     INDEX

     Independent Auditors' Report
     Consolidated Balance Sheets, December 31, 1995 and 1994
     Consolidated Statements of Operations, Years Ended December 31, 1995, 1994 and 1993 Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Partners' Equity, Years Ended December 31, 1995,
       1994 and 1993
     Notes to Consolidated Financial Statements

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     INDEX

     Schedule III - Real Estate and Accumulated Depreciation

     EDGAR FINANCIAL DATA SCHEDULE

     Exhibit 27 - Financial Data Schedule for year ended December 31, 1995 (EDGAR filing only)

     Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Partners
Duke Realty Limited Partnership:

We have audited the consolidated financial statements of Duke Realty Limited Partnership and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP
Indianapolis, Indiana
January 31, 1996

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          December 31,
                                                                                ------------------------------
                                                                                    1995                1994
                                                                               ----------           ----------
        ASSETS
Real estate investments (Note 5):
   Land and improvements                                                        $   91,550          $   72,758
   Buildings and tenant improvements                                               712,614             580,794
   Construction in progress                                                         96,698              22,967
   Land held for development                                                        62,637              47,194
                                                                                ----------          ----------
                                                                                   963,499             723,713
   Accumulated depreciation                                                        (56,335)            (38,058)
                                                                                ----------          ----------

        Net real estate investments                                                907,164             685,655

Cash and cash equivalents                                                            5,682              40,427
Accounts receivable from tenants, net of allowance of $624 and $450                  5,184               4,257
Accrued straight-line rents, net of allowance of $841                                8,101               5,030
Receivables on construction contracts                                                9,462               7,478
Investments in unconsolidated companies (Note 4)                                    67,771               8,418
Deferred financing costs, net of accumulated amortization of $2,072 and $1,755       8,141               6,390
Deferred leasing and other costs, net of accumulated amortization
   of $4,959 and $2,702                                                             20,609              11,845
Escrow deposits and other assets                                                    14,418               6,384
                                                                                ----------          ----------
                                                                                $1,046,532           $ 775,884
                                                                                ----------          ----------
                                                                                ----------          ----------

       LIABILITIES AND PARTNERS' EQUITY

Indebtedness (Note 5):
   Mortgage debt                                                               $   259,820           $ 298,640
   Unsecured notes                                                                 150,000                -
   Line of credit                                                                   45,000                -
                                                                                ----------          ----------
                                                                                   454,820             298,640

Construction payables and amounts due subcontractors                                21,410               9,464
Accounts payable                                                                     1,132                 869
Accrued real estate taxes                                                           10,374               8,983
Accrued interest                                                                     3,461                 314
Other accrued expenses                                                               5,454               2,860
Other liabilities                                                                    5,490               3,564
Tenant security deposits and prepaid rents                                           3,872               3,472
                                                                                ----------          ----------
    Total liabilities                                                              506,013             328,166
                                                                                ----------          ----------

Minority interest                                                                      298                 420
                                                                                ----------          ----------

Partners' equity:

General partner                                                                    535,783             446,383
Limited partner                                                                      4,438                 915
                                                                                ----------          ----------

    Total partners' equity                                                         540,221             447,298
                                                                                ----------          ----------

                                                                                $1,046,532           $ 775,884
                                                                                ----------          ----------
                                                                                ----------          ----------



See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                                         Year ended December 31,
                                                                  --------------------------------------
                                                                    1995            1994           1993
                                                                  ---------       --------       --------
RENTAL OPERATIONS:
  Revenues:
    Rental income (Note 7)                                         $112,931        $88,243        $33,351
    Equity in earnings of unconsolidated companies (Note 4)             710          1,056            297
                                                                  ---------       --------       --------
                                                                    113,641         89,299         33,648
                                                                  ---------       --------       --------

  Operating expenses:
    Rental expenses                                                  21,497         17,507          7,059
    Real estate taxes                                                 9,683          8,256          3,403
    Interest expense (Note 5)                                        21,462         18,920         10,334
    Depreciation and amortization                                    24,337         18,036          7,369
                                                                  ---------       --------       --------
                                                                     76,979         62,719         28,165
                                                                  ---------       --------       --------

            Earnings from rental operations                          36,662         26,580          5,483
                                                                  ---------       --------       --------


SERVICE OPERATIONS:
  Revenues:
    Property management, maintenance and leasing fees                11,138         11,084          3,000
    Construction management and development fees                      5,582          6,107          2,501
    Other income                                                      1,057          1,282            153
                                                                  ---------       --------       --------

                                                                     17,777         18,473          5,654
                                                                  ---------       --------       --------

  Operating expenses:
    Payroll                                                           8,241          8,723          2,688
    Maintenance                                                       1,344          1,069            473
    Office and other                                                  2,451          2,373            957
                                                                  ---------       --------       --------
                                                                     12,036         12,165          4,118
                                                                  ---------       --------       --------

       Earnings from service operations                               5,741          6,308          1,536
                                                                  ---------       --------       --------

General and administrative expenses                                  (1,877)        (2,145)          (737)
                                                                  ---------       --------       --------
       Operating income                                              40,526         30,743          6,282

OTHER INCOME (EXPENSE):
  Interest income                                                     1,702          1,115            164
  Earnings from property sales                                          283          2,198            517
  Minority interest in earnings of subsidiaries                        (911)        (1,088)          (293)
                                                                  ---------       --------       --------

        Net income                                                $  41,600       $ 32,968       $  6,670
                                                                  ---------       --------       --------
                                                                  ---------       --------       --------

        Net income per Unit                                       $    1.55       $   1.54       $   1.02
                                                                  ---------       --------       --------
                                                                  ---------       --------       --------

  Weighted average number of Units outstanding                       26,791         21,467          6,540
                                                                  ---------       --------       --------
                                                                  ---------       --------       --------




See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  Year ended December 31,
                                                                       ----------------------------------------------
                                                                         1995               1994             1993
                                                                       ---------          --------          --------
Cash flows from operating activities:
   Net income                                                            $41,600          $ 32,968          $ 6,670
   Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation of buildings and tenant improvements                       20,416            15,068            6,459
  Amortization of deferred financing costs                                 1,218             1,251              294
   Amortization of deferred leasing and other costs                        2,703             1,717              616
  Minority interest in earnings of subsidiaries                              911             1,088              293
  Straight-line rent adjustment                                           (3,198)           (2,307)            (570)
  Allowance for straight-line rent receivable                                -                 748               93
  Earnings from property sales, net                                         (283)           (2,198)            (517)
  Construction contracts, net                                              8,722             2,405             (919)
  Other accrued revenues and expenses, net                                 6,737             1,335            2,075
     Equity in earnings of unconsolidated companies                         (189)             (219)            (131)
                                                                        --------         ---------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                             78,637            51,856           14,363
                                                                        --------         ---------         --------

Cash flows from investing activities:
  Proceeds from property sales, net                                        5,281             3,337            1,306
  Rental property development costs and building improvements           (129,636)          (56,293)          (7,304)
  Acquisition of rental properties, undeveloped land and businesses     (121,408)          (51,125)        (302,070)
  Recurring tenant improvements                                           (4,312)           (3,056)          (2,015)
  Recurring leasing costs                                                 (3,519)           (2,407)            (636)
  Other deferred costs and other assets                                  (16,225)           (6,960)          (4,106)
  Net investment in and advances to unconsolidated companies             (19,750)              277             (200)
                                                                        --------         ---------         --------
    NET CASH USED BY INVESTING ACTIVITIES                               (289,569)         (116,227)        (315,025)
                                                                        --------         ---------         --------
Cash flows from financing activities:
  Contributions from partners                                             96,302            92,145          309,334
  Proceeds from indebtedness                                             195,051            61,504           88,945
  Payments on indebtedness                                               (60,030)          (16,149)         (78,496)
  Distributions to partners                                              (50,807)          (39,514)          (3,438)
  Distributions to minority interest                                      (1,032)           (1,191)               -
  Deferred financing costs                                                (3,297)           (2,062)          (5,628)
                                                                        --------         ---------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           176,187            94,733          310,717
                                                                        --------         ---------         --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (34,745)           30,362           10,055

Cash and cash equivalents at beginning of year                            40,427            10,065               10
                                                                        --------         ---------         --------
Cash and cash equivalents at end of year                               $  5,682         $ 40,427          $  10,065
                                                                        --------         ---------         --------
                                                                        --------         ---------         --------



See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)

                                                                        General          Limited
                                                                        Partner          Partners        Total
                                                                        -------          --------        -----
BALANCE AT DECEMBER 31, 1992                                          $   36,129        $     -     $   36,129

   Capital contribution from Duke Realty Investments, Inc.               310,334              -        310,334

   Net income                                                              5,013          1,657          6,670

   Distributions to partners ($1.68  per Unit)                            (3,438)             -         (3,438)
                                                                      ----------        -------     ----------

BALANCE AT DECEMBER 31, 1993                                             348,038          1,657        349,695

   Net income                                                             26,216          6,752         32,968

   Capital contribution from Duke Realty Investments, Inc.                92,171              -         92,171

   Acquisition of partnership interest for Common Stock of
    Duke Realty Investments, Inc.                                         11,523              -         11,523

   Acquisition of property in exchange for Limited Partner Units               -            455            455

   Distributions to partners ($1.84 per Unit)                            (31,565)        (7,949)       (39,514)
                                                                      ----------        -------     ----------
BALANCE AT DECEMBER 31, 1994                                             446,383            915        447,298

   Net income                                                             35,070          6,530         41,600

   Capital contribution from Duke Realty Investments, Inc.                96,433              -         96,433

   Acquisition of partnership interest for Common Stock of
    Duke Realty Investments, Inc.                                            796              -            796

   Acquisition of property in exchange for Limited Partner Units               -          4,901          4,901

   Distributions to partners ($1.92 per Unit)                            (42,899)        (7,908)       (50,807)
                                                                      ----------        -------     ----------
BALANCE AT DECEMBER 31, 1995                                          $  535,783        $ 4,438     $  540,221
                                                                      ----------        -------     ----------
                                                                      ----------        -------     ----------
UNITS OUTSTANDING AT DECEMBER 31, 1995                                    24,152          4,151         28,303
                                                                      ----------        -------     ----------
                                                                      ----------        -------     ----------
UNITS OUTSTANDING AT  DECEMBER 31, 1994                                   20,391          3,993         24,384
                                                                      ----------        -------     ----------
                                                                      ----------        -------     ----------


See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units" (together with the units of general partner interests, the ("Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

The acquisition of Duke Associates was accounted for under the purchase method. The value of $466.0 million assigned to the acquired properties and businesses was equal to the property debt and other net liabilities assumed, of which $302.1 million was repaid with the proceeds of the Predecessor Company's contribution. The operating results of the acquired properties and businesses have been included in the consolidated operating results subsequent to the date of acquisition.

The Partnership owns and operates a portfolio of industrial, office and retail properties in the Midwest and provides real estate services to third-party property owners. The Partnership's primary markets are Indianapolis, Indiana; Cincinnati and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee.

The service operations are conducted through Duke Realty Services
Limited Partnership ("DRSLP") and Duke Construction Limited Partnership ("DCLP"), in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations. The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

In 1994, the General Partner issued an additional 3,887,300 shares of Common Stock through an additional offering ("1994 Offering") and received net proceeds of approximately $92.1 million. These proceeds were contributed to the Partnership in exchange for additional Units and were used by the Partnership to fund development and acquisition costs of additional rental properties.

In 1995, the General Partner issued an additional 3,727,500 shares of Common Stock through another offering ("1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering were contributed to the Partnership in exchange for additional Units and were used by the Partnership to fund development and acquisition of additional rental properties.

On September 22, 1995, the Partnership issued $150 million of unsecured notes through a debt offering ("Debt Offering"). A portion of the proceeds of the Debt Offering was used to reduce amounts outstanding on its unsecured credit facility and other mortgage debt and to fund current development and acquisition of additional rental properties.

In 1995 and 1994, as a result of partners exchanging their Limited Partner Units for shares of Common Stock of the General Partner pursuant to the Partnership Agreement, the General Partner acquired an additional interest in the Partnership through the issuance of 27,760 and 456,375 shares of Common Stock, respectively. The acquired additional interest was accounted for using the purchase method with the assets acquired recorded at the fair market value of the General Partners' Common Stock on the date of acquisition. The acquisition amounts of $796,000 and $11.5 million in 1995 and 1994, respectively, were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values. The General Partner owns an 85.3% interest in the Partnership at December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Predecessor Company for the period from December 31, 1992 to October 4, 1993 and the accounts and operations of the Partnership and its majority-owned or controlled subsidiaries for the period from October 4, 1993 (date of formation) to December 31, 1993, and for the years ended December 31, 1995 and 1994. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     SEGMENT OPERATIONS

     The Partnership is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     ("Service Operations"). There are no intersegment sales or transfers between Rental Operations and Service Operations. Substantially all assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

     REAL ESTATE INVESTMENTS

     Real estate investments are stated at cost less accumulated depreciation. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

     Project costs, including interest and real estate taxes incurred in connection with construction or expansion of real estate investments, are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.

     The Partnership evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

     INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The equity method of accounting is used for investments in non-majority owned partnerships and joint ventures in which the Partnership has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Partnership does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Partnership.

     CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

     DEFERRED COSTS

     Costs incurred in connection with financing or leasing are amortized on the straight-line method over the term of the related loan or lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Prepaid interest is amortized to interest expense using the effective interest method over the terms of the related loans.

     REVENUES

     RENTAL OPERATIONS

     Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

     SERVICE OPERATIONS

     Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as the project costs are incurred. Other income consists primarily of payroll reimbursements for on-site property management services.

     STOCK BASED COMPENSATION

     The Partnership and the General Partner grant stock options for a fixed number of shares of the General Partner's Common Stock to employees with an exercise price equal to the fair value of the shares at the date of grant. The Partnership accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, recognizes no compensation expense for the stock option grants.

     PROJECT COSTS

     All direct and indirect costs clearly associated with the acquisition, development, construction and rental of real estate projects owned by the Partnership are capitalized. Capitalized costs associated with acquisition, development and construction of properties are included in real estate investments and costs associated with the rental of properties are included in deferred costs.

     NET INCOME PER UNIT

     Net income per Unit is calculated using the weighted average number of Units outstanding during the year. Unit equivalents that in the aggregate dilute net income per Unit by less than 3% are not considered in computing weighted average Units outstanding.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     FEDERAL INCOME TAXES

     As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Partnership's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgage debt, unsecured notes payable, line of credit and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

     USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(3)  RELATED PARTY TRANSACTIONS

     The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers of the General Partner have continuing ownership interests. The Partnership was paid fees totaling $1,942,000, $2,271,000 and $885,000 for such services in 1995, 1994 and 1993, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

(4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The Partnership has equity interests ranging from 10% to 50% in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. In 1995, the Partnership acquired its unaffiliated partner's 50% interest in a joint venture which owned two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The Partnership accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner. In 1994, the Partnership acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property. The

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Partnership accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. Also in 1994, a partnership in which the Partnership owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners. At the date of dissolution, the Partnership had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Partnership received 71 acres of land held for development and the partnership was not required to repay the Partnership's loans and advances. The Partnership's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution.

     On December 28, 1995, the Partnership formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Partnership contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development, and approximately $16.7 million of cash for a 50% interest in the joint venture. Upon completion of 1.1 million square feet of property currently under development, the Partnership will contribute these properties to the joint venture and receive a $12.5 million cash distribution. The Partnership's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. The Partnership's joint venture partner contributed cash in an amount equal to the agreed value of the Partnership's contribution. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of million assigned to properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1995 and December 31, 1994 and for the years ended December 31, 1995, and 1994, and 1993 are as follows (in thousands):

                                                            December 31,
                                                      ----------------------
                                                       1995             1994
                                                      --------       -------
     Land, buildings and tenant improvements, net     $155,628       $14,530
     Land held for development                           8,515         1,377
     Other assets                                        4,742         1,978
                                                       -------        ------
                                                       168,885        17,885
                                                       -------        ------
                                                       -------        ------

     Property indebtedness                              28,185        17,719
     Other liabilities                                   3,736           591
                                                       -------        ------
                                                        31,921        18,310
     Owners' equity (deficit)                          136,964          (425)
                                                       -------        ------
                                                      $168,885       $17,885
                                                       -------        ------
                                                       -------        ------


                                                    Year ended December 31,
                                                 -----------------------------
                                                 1995         1994        1993
                                                 ----         ----        ----
     Rental income                               $3,398      $3,419      $ 950
                                                  -----       -----        ---
                                                  -----       -----        ---
     Net income                                   $ 363       $ 224      $ 211
                                                   ----        ----        ---
                                                   ----        ----        ---

     Investments in unconsolidated companies include $6.0 million and $6.4 million at December 31, 1995 and 1994, respectively, related to joint ventures on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $521,000, $837,000 and $166,000 in 1995, 1994 and 1993, respectively.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)       INDEBTEDNESS

          Indebtedness at December 31 consists of the following:

                                                                                              1995           1994
                                                                                              ----           ----
                                                                                                 (in thousands)
    Mortgage note with monthly payments of $668,000 including principal and
      interest at 8.50% due in 2003                                                         $ 78,832       $ 80,621

    Mortgage note with monthly payments of interest of $436,000 through
       August 1997.  Thereafter, monthly payments of $471,000 including principal
       and interest at 8.72% due in 2001                                                      60,000         60,000

    Mortgage note with monthly payments of interest at 7.25% due in 1998                      25,500         25,500

    Three mortgage notes with monthly payments of interest at rates ranging from
        5.29% to 5.44% due in 1996                                                            59,619         59,568

    Mortgage note with monthly payments of interest at 5.81% due in 1998                           -         22,000

    Mortgage note with monthly payments of $104,000 including principal and interest
      at 6.80% due in 1998                                                                    15,619         15,802

    Mortgage notes with monthly payments in varying amounts including interest at
      rates ranging from 5.20% to 10.25% due in varying amounts through 2018                  20,250         35,149
                                                                                             -------        -------

      Total Mortgage Debt                                                                    259,820        298,640

    Unsecured notes with semi-annual payments of interest at 7.25% (effective rate
      of 7.328%) due in 2002                                                                  50,000              -

     Unsecured notes with semi-annual payments of interest at 7.375% (effective rate
      of 7.519%) due in 2005                                                                 100,000              -

    Unsecured line of credit with monthly payments of interest at LIBOR + 2.00%
      due in 1998                                                                             45,000              -
                                                                                             -------        -------

      Total Indebtedness                                                                    $454,820       $298,640
                                                                                             -------        -------
                                                                                             -------        -------


     As of December 31, 1995, the $259.8 million of mortgage notes are collateralized by rental properties with a net carrying value of $440 million. As of December 31, 1994, the $298.6 million of mortgage notes were collateralized by rental properties with a net carrying value of $490 million and the Partnership's $60 million secured line of credit was collateralized by rental properties with a net carrying value of $122 million.

     On September 22, 1995, the Partnership issued $150 million of unsecured notes. Interest is payable semi-annually on March 22 and September 22, commencing on March 22, 1996.

     In 1994, the Partnership obtained a $60 million secured line of credit which was available to fund development costs and provide working capital. This secured line of credit was scheduled to mature on

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     March 31, 1996. The interest rate was based on LIBOR plus 2% (an average effective rate of 6.45% for 1994). The maximum and average amounts outstanding during 1994 were $60.0 million and $18.0 million, respectively. The Partnership had no borrowings under the line at December 31, 1994.

     In April 1995, the Partnership replaced its secured line of credit with an unsecured line of credit in the aggregate amount of $100 million. The unsecured line of credit matures in April 1998. Borrowings under this line of credit required interest at one month LIBOR plus 2.00% which ranged from 7.7500% to 7.9375% as of December 31, 1995. The maximum and average amounts outstanding during 1995 under both lines of credit were $45.0 million and $2.2 million respectively, with an average effective rate of 7.89%. In January 1996, the Partnership increased its amount available under the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%.

     The Partnership has an interest rate swap agreement on $35.2 million of the Partnership's outstanding mortgage debt to effectively fix the interest rate on the majority of its floating rate debt. Under the interest rate swap, the Partnership pays or receives the difference between a fixed rate of 4.38% and a floating rate of LIBOR plus .75% based on the notional principal amount of $35.2 million. The amount paid or received on the swap agreement is included in interest expense on a monthly basis. The swap matures along with the related mortgage loan in October 1996. The estimated fair value of the interest rate swap agreement at December 31, 1995 was $174,000. The fair value was estimated by discounting the expected cash flows to be received under the swap agreement using rates currently available for interest rate swaps of similar terms and maturities.

     The Partnership has a $6.2 million letter of credit which secures $6.2 million of mortgage notes. The letter of credit requires a 2% annual fee and matures in September 1999. The Partnership also has guaranteed fifty percent of an $8.1 million letter of credit obligation of one of its unconsolidated companies which matures in September 1997.

     At December 31, 1995, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows:

                         Year              Amount
                         ----              ------
                                       (in thousands)
                         1996             $ 61,474
                         1997                2,156
                         1998               92,626
                         1999                2,625
                         2000                7,489
                         Thereafter        288,450
                                          --------
                                          $454,820
                                          --------
                                          --------

     Cash paid for interest in 1995, 1994, and 1993 was $22.1 million, $20.3 million, and $10.5 million, respectively. Total interest capitalized in 1995 and 1994 was $4.2 million and $1.7 million, respectively. No interest was capitalized in 1993.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  LEASING ACTIVITY

     Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 1995 are scheduled as follows:

                         Year              Amount
                         ----              ------
                                       (in thousands)
                         1996             $113,325
                         1997              111,573
                         1998              100,807
                         1999               88,059
                         2000               73,106
                         Thereafter        433,083
                                          --------
                                          $919,953
                                          --------
                                          --------

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $12.7 million, $10.0 million, and $3.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(7)  EMPLOYEE BENEFIT PLANS

     In October 1993, the Partnership established a profit sharing and salary deferral plan. The Partnership matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions to the plan. Total expense recognized by the Partnership was $245,000, $370,000 and $74,000 for 1995, 1994 and 1993, respectively.

     In October 1993, the Partnership also established a contributory health and welfare plan. The Partnership makes contributions to the plan throughout the year as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $882,000, $766,000 and $204,000 for 1995, 1994 and 1993, respectively.
     Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (8)  STOCK  OPTION PLAN

     In October 1993, the Partnership and the General Partner established a stock option plan under which 1,315,000 shares of the General Partners' common stock were reserved for the exercise of options which may be issued to the executive officers of the General Partner and certain key employees of the Partnership. The term of these options is ten years from the date of grant. The options vest 20% per year over a five-year period with initial vesting one year from the date of grant.

                                    Number of                Option
                                  shares subject            price per
                                    to options                share
                                  --------------            ---------
Balance at January 1, 1993               -                       -
  Options granted                     681,500                 $23.75
  Options forfeited                      -                       -
  Options exercised                      -                       -
                                      -------           -------------------
Balance at December 31, 1993          681,500                 $23.75
  Options granted                        -                       -
  Options forfeited                      -                       -
  Options exercised                      -                       -
                                      -------           -------------------
Balance at December 31, 1994          681,500                 $23.75
  Options granted                     225,466           $25.875 to $30.625
  Options forfeited                   (39,900)           $23.75 to $25.875
  Options exercised                    (1,000)                $23.75
                                      -------           -------------------
Balance at December 31, 1995          866,066           $  23.75 to $30.625
                                      -------           -------------------
                                      -------           -------------------


DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER  31,1995
                                                                                      SCHEDULE III

          (IN THOUSANDS)


                                                                      BUILDING          ENCUMBER-
LOCATION / DEVELOPMENT                     BUILDING                     TYPE              ANCES
------------------------------     ---------------------------     --------------     ------------

INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK             BUILDING #32                    RETAIL             $        512
PARK 100 BUSINESS PARK             BUILDING #34                    OFFICE                    1,083
PARK 100 BUSINESS PARK             BUILDING #38                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #79                    INDUSTRIAL                1,035
PARK 100 BUSINESS PARK             BUILDING #80                    INDUSTRIAL                1,339
PARK 100 BUSINESS PARK             BUILDING #83                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #84                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #95                    INDUSTRIAL                3,444
PARK 100 BUSINESS PARK             BUILDING #96                    INDUSTRIAL                6,488
PARK 100 BUSINESS PARK             BUILDING #97                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #98                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #100                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #107                   INDUSTRIAL                1,560
PARK 100 BUSINESS PARK             BUILDING #109                   INDUSTRIAL                1,200
PARK 100 BUSINESS PARK             BUILDING #116                   OFFICE                    2,016
PARK 100 BUSINESS PARK             BUILDING #118                   OFFICE                    1,254
PARK 100 BUSINESS PARK             BUILDING #119                   OFFICE                        0
PARK 100 BUSINESS PARK             BUILDING #121                   RETAIL                        0
PARK 100 BUSINESS PARK             BUILDING #122                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #125                   INDUSTRIAL                1,690
PARK 100 BUSINESS PARK             BUILDING #126                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #127                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             NORGATE LAND LEASE              INDUSTRIAL                    0
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE       INDUSTRIAL                    0
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE         INDUSTRIAL                    0
PARK 100 BUSINESS PARK             NORCO LAND LEASE                INDUSTRIAL                    0
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE              INDUSTRIAL                    0
SHADELAND STATION                  7351 SHADELAND                  OFFICE                        0
SHADELAND STATION                  BUILDING #204/205               INDUSTRIAL                1,832
SHADELAND STATION                  7240 SHADELEND                  OFFICE        (2)         2,706
SHADELAND STATION                  7330 SHADELAND                  OFFICE                    2,420
SHADELAND STATION                  7369 SHADELAND                  OFFICE                        0
SHADELAND STATION                  7340 SHADELAND                  OFFICE                        0
SHADELAND STATION                  7400 SHADELAND                  OFFICE                        0
CASTLETON CORNER                   CUB PLAZA                       RETAIL                    3,304
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                 RETAIL                    2,447
SOUTH PARK, INDIANA                BUILDING #1                     OFFICE                        0
SOUTH PARK, INDIANA                BUILDING #2                     INDUSTRIAL                    0
SOUTH PARK, INDIANA                BUILDING #3                     OFFICE                        0
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE       OFFICE                        0
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE             INDUSTRIAL                    0
GREENWOOD CORNER                   GREENWOOD CORNER                RETAIL                    2,176
GREENWOOD CORNER                   1st INDIANA BANK BRANCH         RETAIL                      257
CARMEL MEDICAL I                   CARMEL MEDICAL I                MEDICAL                   1,948
ST. FRANCIS                        ST. FRANCIS                     MEDICAL                       0
COMMUNITY MOB                      COMMUNITY MOB                   MEDICAL                       0
CARMEL MEDICAL II                  CARMEL MEDICAL II               MEDICAL                   2,525
HILLSDALE TECHNECENTER             BUILDING #4                     INDUSTRIAL                2,482
HILLSDALE TECHNECENTER             BUILDING #5                     INDUSTRIAL                1,752
HILLSDALE TECHNECENTER             BUILDING #6                     INDUSTRIAL                2,111
KEYSTONE AT THE CROSSING           8465 KEYSTONE                   OFFICE                        0
WOODFIELD AT THE CROSSING          WOODFIELD II                    OFFICE                    6,241
WOODFIELD AT THE CROSSING          WOODFIELD III                   OFFICE                        0
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG              OFFICE                        0
ONE PARKWOOD                       ONE PARKWOOD                    OFFICE                        0
PALAMOR                            PALAMOR                         INDUSTRIAL                    0
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.     INDUSTRIAL                    0
NAMPAC BUILDING                    NAMPAC BUILDING                 INDUSTRIAL                    0
HAMILTON CROSSING                  BUILDING #1                     OFFICE                        0
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING            OFFICE                        0
PARK FLETCHER                      BUILDING #14                    INDUSTRIAL                    0


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES               RETAIL                   11,703


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                INDUSTRIAL                    0
HAYWOOD OAKS TECHNECENTER          BUILDING #2                     INDUSTRIAL                1,055
HAYWOOD OAKS TECHNECENTER          BUILDING #3                     INDUSTRIAL                1,003
HAYWOOD OAKS TECHNECENTER          BUILDING #4                     INDUSTRIAL                1,151
HAYWOOD OAKS TECHNECENTER          BUILDING #5                     INDUSTRIAL                1,742
HAYWOOD OAKS TECHNECENTER          BUILDING #6                     INDUSTRIAL                    0
HAYWOOD OAKS TECHNECENTER          BUILDING #7                     INDUSTRIAL                    0
GREENBRIAR BUSINESS PARK           GREENBRIAR                      INDUSTRIAL                    0


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                     INDUSTRIAL                3,277
SOUTHPARK, KENTUCKY                BUILDING #1                     INDUSTRIAL                    0
SOUTHPARK, KENTUCKY                BUILDING #3                     INDUSTRIAL                    0
SOUTHPARK, KENTUCKY                REDKEN                          INDUSTRIAL                2,471


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                    OFFICE                    3,602
PARK 50 TECHNECENTER               BUILDING #20                    INDUSTRIAL                4,336
PARK 50 TECHNECENTER               BUILDING #24                    RETAIL                        0
PARK 50 TECHNECENTER               BUILDING #25                    INDUSTRIAL                    0
PARK 50 TECHNECENTER               SDRC BUILDING                   OFFICE                   13,640
FIDELITY DRIVE                     DUN & BRADSTREET                OFFICE                    1,836
WORLD PARK                         BUILDING #5                     INDUSTRIAL                2,217
WORLD PARK                         BUILDING #6                     INDUSTRIAL                2,459
WORLD PARK                         BUILDING #7                     INDUSTRIAL                2,854
WORLD PARK                         BUILDING #8                     INDUSTRIAL                2,842
WORLD PARK                         BUILDING #9                     INDUSTRIAL                1,613
WORLD PARK                         BUILDING #11                    INDUSTRIAL                2,563
WORLD PARK                         BUILDING #14                    INDUSTRIAL                1,937
WORLD PARK                         BUILDING #15                    INDUSTRIAL                    0
WORLD PARK                         BUILDING #16                    INDUSTRIAL                1,621
EASTGATE PLAZA                     EASTGATE PLAZA                  RETAIL                        0
FAIRFIELD BUSINESS CENTER          BUILDING D                      OFFICE                        0
FAIRFIELD BUSINESS CENTER          BUILDING E                      OFFICE                        0
UNIVERSITY MOVING                  UNIVERSITY MOVING               INDUSTRIAL                    0
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4               OFFICE        (3)             0
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                RETAIL                    7,173
GOVERNOR'S PLAZA                   KING'S MALL II                  RETAIL                    3,816
GOVERNOR'S PLAZA                   KOHLS                           RETAIL                        0
SOFA EXPRESS                       SOFA EXPRESS                    RETAIL                        0
OFFICE MAX                         OFFICE MAX                      RETAIL                        0
312 ELM BUILDING                   312 ELM                         OFFICE                   34,990
311 ELM STREET                     ZUSSMAN                         OFFICE                        0
ENTERPRISE BUSINESS PARK           BUILDING 1                      INDUSTRIAL                4,310
ENTERPRISE BUSINESS PARK           BUILDING 2                      INDUSTRIAL                3,118
ENTERPRISE BUSINESS PARK           BUILDING A                      INDUSTRIAL                  514
ENTERPRISE BUSINESS PARK           BUILDING B                      INDUSTRIAL                  790
ENTERPRISE BUSINESS PARK           BUILDING D                      INDUSTRIAL                1,322
312 PLUM STREET                    S & L DATA                      OFFICE                        0
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38              OFFICE                    6,155
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL            OFFICE                        0
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL            OFFICE                        0
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL            OFFICE                    1,736
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL            OFFICE                   15,619
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE          OFFICE                    4,839
GOVERNOR'S POINTE                  4700 BUILDING                   INDUSTRIAL                3,647
GOVERNOR'S POINTE                  4900 BUILDING                   INDUSTRIAL                3,018
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE          OFFICE                        0
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE          OFFICE                        0
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE          OFFICE                   11,080
MONTGOMERY CROSSING                STEINBERG'S                     RETAIL                      719
MONTGOMERY CROSSING II             SPORTS UNLIMITED                RETAIL                    2,844
GOVERNOR'S PLAZA                   KING'S AUTO MALL I              RETAIL                    3,383
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                RETAIL                    4,132


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                           OFFICE                        0
CORP. PARK AT TUTTLE CRSG          STERLING 1                      OFFICE                        0
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE               OFFICE                        0
CORP. PARK AT TUTTLE CRSG          STERLING 2                      OFFICE                        0
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE       OFFICE                        0
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                 OFFICE                        0
SOUTH POINTE                       BUILDING A                      INDUSTRIAL                    0
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION          INDUSTRIAL                    0
GALYAN'S                           GALYAN'S                        RETAIL                    3,234
BEST BUY                           BEST BUY                        RETAIL                        0
MBM BUILDING                       MBM BUILDING                    INDUSTRIAL                    0
V.A. HOSPITAL                      V.A. HOSPITAL                   MEDICAL                   6,340
CORP. PARK AT TUTTLE CRSG          XEROX                           OFFICE                    4,500


LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                      OFFICE                        0
LIVONIA                            BUILDING B                      OFFICE                        0


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                     INDUSTRIAL                1,964
PARK 101                           BUILDING #8                     INDUSTRIAL                1,057
PARK 101                           ILL POWER LAND LEASE            INDUSTRIAL                    0


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                  RETAIL                    5,308


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER              RETAIL                    4,263


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                RETAIL                    2,204


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                      OFFICE                        0
LAUMEIER II                        LAUMEIER II                     OFFICE                        0
WESTVIEW PLACE                     WESTVIEW PLACE                  OFFICE                        0
WESTMARK                           WESTMARK                        OFFICE                        0


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                     N/A                    N/A                      0
ELIMINATIONS
                                                                                   ---------------
                                   TOTALS                                          $       259,820
                                                                                   ---------------
                                                                                   ---------------

                                                                       INITIAL COST TO
                                                                         PARTNERSHIP                COSTS (1)
                                                                  -------------------------        CAPITALIZED
                                                                                BUILDINGS/        SUBSEQUENT TO
LOCATION/DEVELOPMENT                        BUILDING                LAND       IMPROVEMENTS        ACQUISITION
------------------------------     ---------------------------    --------     ------------     ---------------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                         64              740                  45
PARK 100 BUSINESS PARK             BUILDING #34                        131            1,455                 208
PARK 100 BUSINESS PARK             BUILDING #38                         25              241                  25
PARK 100 BUSINESS PARK             BUILDING #79                        184            1,764                 207
PARK 100 BUSINESS PARK             BUILDING #80                        251            2,412                 125
PARK 100 BUSINESS PARK             BUILDING #83                        247            2,572                  88
PARK 100 BUSINESS PARK             BUILDING #84                        347            2,604                  63
PARK 100 BUSINESS PARK             BUILDING #95                        642            4,756                   8
PARK 100 BUSINESS PARK             BUILDING #96                      1,414            8,734                  37
PARK 100 BUSINESS PARK             BUILDING #97                        676            4,294               1,029
PARK 100 BUSINESS PARK             BUILDING #98                        473            6,022               1,169
PARK 100 BUSINESS PARK             BUILDING #100                       103            2,179                 526
PARK 100 BUSINESS PARK             BUILDING #107                        99            1,575                  89
PARK 100 BUSINESS PARK             BUILDING #109                       240            1,865                (119)
PARK 100 BUSINESS PARK             BUILDING #116                       341            3,144                (147)
PARK 100 BUSINESS PARK             BUILDING #118                       226            2,229                 154
PARK 100 BUSINESS PARK             BUILDING #119                       388            3,386                 161
PARK 100 BUSINESS PARK             BUILDING #121                       592              960                  53
PARK 100 BUSINESS PARK             BUILDING #122                       284            3,359                 173
PARK 100 BUSINESS PARK             BUILDING #125                       358            2,291                   5
PARK 100 BUSINESS PARK             BUILDING #126                       165            1,362                  80
PARK 100 BUSINESS PARK             BUILDING #127                        96            1,726                 379
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                   51                0                   0
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE           131                0                   0
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE              56                0                   9
PARK 100 BUSINESS PARK             NORCO LAND LEASE                      0               38                   0
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                  115                0                  (0)
SHADELAND STATION                  7351 SHADELAND                      101            1,359                  91
SHADELAND STATION                  BUILDING #204/205                   260            2,595                 179
SHADELAND STATION                  7240 SHADELEND                      152            3,113                 776
SHADELAND STATION                  7330 SHADELAND                      255            4,045                (293)
SHADELAND STATION                  7369 SHADELAND                      100            1,129                  37
SHADELAND STATION                  7340 SHADELAND                      165            2,458                  68
SHADELAND STATION                  7400 SHADELAND                      570            2,959                 252
CASTLETON CORNER                   CUB PLAZA                           540            4,850                  80
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                     749            3,400                 175
SOUTH PARK, INDIANA                BUILDING #1                         287            2,328                 271
SOUTH PARK, INDIANA                BUILDING #2                         334            3,081                 262
SOUTH PARK, INDIANA                BUILDING #3                         208            2,150                 333
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE             0               54                   3
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                   0                5                   0
GREENWOOD CORNER                   GREENWOOD CORNER                    390            3,435                (223)
GREENWOOD CORNER                   1st INDIANA BANK BRANCH              46              245                   7
CARMEL MEDICAL I                   CARMEL MEDICAL I                      0            3,710                (485)
ST. FRANCIS                        ST. FRANCIS                           0            5,839                   0
COMMUNITY MOB                      COMMUNITY MOB                       350            1,925                 521
CARMEL MEDICAL II                  CARMEL MEDICAL II                     0            4,000                 181
HILLSDALE TECHNECENTER             BUILDING #4                         366            4,711                  88
HILLSDALE TECHNECENTER             BUILDING #5                         251            3,235                 161
HILLSDALE TECHNECENTER             BUILDING #6                         315            4,054                  25
KEYSTONE AT THE CROSSING           8465 KEYSTONE                        89            1,302                  11
WOODFIELD AT THE CROSSING          WOODFIELD II                        719            9,106                 508
WOODFIELD AT THE CROSSING          WOODFIELD III                     3,767           19,817               1,245
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                   19              560                  23
ONE PARKWOOD                       ONE PARKWOOD                      1,018            9,578                   0
PALAMOR                            PALAMOR                             158            1,148                 303
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.         594            3,986                 945
NAMPAC BUILDING                    NAMPAC BUILDING                     274            1,622                   0
HAMILTON CROSSING                  BUILDING #1                         526            2,424                 189
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                  0              264                   5
PARK FLETCHER                      BUILDING #14                         76              722                   0


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                 2,310           15,827                 236


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                    307            1,183                   0
HAYWOOD OAKS TECHNECENTER          BUILDING #2                         395            1,767                  34
HAYWOOD OAKS TECHNECENTER          BUILDING #3                         346            1,575                 168
HAYWOOD OAKS TECHNECENTER          BUILDING #4                         435            1,948                  12
HAYWOOD OAKS TECHNECENTER          BUILDING #5                         629            2,816                 180
HAYWOOD OAKS TECHNECENTER          BUILDING #6                         924            5,730                 229
HAYWOOD OAKS TECHNECENTER          BUILDING #7                         456            1,642                 183
GREENBRIAR BUSINESS PARK           GREENBRIAR                        1,445            4,490                 209


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                       1,085            4,060                   0
SOUTHPARK, KENTUCKY                BUILDING #1                         682            3,725                  94
SOUTHPARK, KENTUCKY                BUILDING #3                         841            3,382                  98
SOUTHPARK, KENTUCKY                REDKEN                              779            3,095                   5


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                        500            6,200                (737)
PARK 50 TECHNECENTER               BUILDING #20                        461            7,450                (732)
PARK 50 TECHNECENTER               BUILDING #24                        151              809                  84
PARK 50 TECHNECENTER               BUILDING #25                      1,161            3,758                 126
PARK 50 TECHNECENTER               SDRC BUILDING                       911           19,004                 391
FIDELITY DRIVE                     DUN & BRADSTREET                    270            2,510                 260
WORLD PARK                         BUILDING #5                         270            3,260                 141
WORLD PARK                         BUILDING #6                         378            4,488                (795)
WORLD PARK                         BUILDING #7                         525            4,150                  50
WORLD PARK                         BUILDING #8                         561            5,309                  45
WORLD PARK                         BUILDING #9                         317            2,993                  47
WORLD PARK                         BUILDING #11                        460            4,701                 174
WORLD PARK                         BUILDING #14                        380            3,592                  59
WORLD PARK                         BUILDING #15                        373            2,274                 211
WORLD PARK                         BUILDING #16                        321            3,033                  20
EASTGATE PLAZA                     EASTGATE PLAZA                    2,030            4,079                  18
FAIRFIELD BUSINESS CENTER          BUILDING D                          135            1,639                   0
FAIRFIELD BUSINESS CENTER          BUILDING E                          398            2,461                   0
UNIVERSITY MOVING                  UNIVERSITY MOVING                   248            1,612                   0
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                   217            5,211                 484
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                  2,012            8,452                 215
GOVERNOR'S PLAZA                   KING'S MALL II                    1,928            3,636                 117
GOVERNOR'S PLAZA                   KOHLS                             1,345            3,575                   6
SOFA EXPRESS                       SOFA EXPRESS                        145              771                  19
OFFICE MAX                         OFFICE MAX                          651            1,223                   2
312 ELM BUILDING                   312 ELM                           4,750           43,823               3,520
311 ELM STREET                     ZUSSMAN                             339            6,226                 146
ENTERPRISE BUSINESS PARK           BUILDING 1                        1,030            5,482                 254
ENTERPRISE BUSINESS PARK           BUILDING 2                          733            3,443                 719
ENTERPRISE BUSINESS PARK           BUILDING A                          119              685                   0
ENTERPRISE BUSINESS PARK           BUILDING B                          119            1,117                   0
ENTERPRISE BUSINESS PARK           BUILDING D                          243            1,802                  24
312 PLUM STREET                    S & L DATA                        2,539           24,312               1,023
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                1,000           10,440               1,281
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                400            4,581                 216
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                459            5,705                 151
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                225            2,305                 344
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL              1,220           17,689                 863
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE              586            7,609                (183)
GOVERNOR'S POINTE                  4700 BUILDING                       584            5,465                 (10)
GOVERNOR'S POINTE                  4900 BUILDING                       654            4,017                 326
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE              719            6,910               1,207
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE              978            4,742                 554
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE              630           16,236                 527
MONTGOMERY CROSSING                STEINBERG'S                         260              852                  79
MONTGOMERY CROSSING II             SPORTS UNLIMITED                    778            3,687                   0
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                1,085            3,859                 657
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                    898            6,492                (549)


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                             2,618           17,428                 442
CORP. PARK AT TUTTLE CRSG          STERLING 1                        1,494           11,856                 284
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                   717            2,081                 746
CORP. PARK AT TUTTLE CRSG          STERLING 2                          605            5,300                   9
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE         1,066            6,856                  13
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                   1,600            9,556                   0
SOUTH POINTE                       BUILDING A                          594            4,355                 442
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION              268            4,932                 929
GALYAN'S                           GALYAN'S                          1,925            3,146                   6
BEST BUY                           BEST BUY                          1,570            2,538                 437
MBM BUILDING                       MBM BUILDING                        170            1,916                   5
V.A. HOSPITAL                      V.A. HOSPITAL                       703            9,239                  11
CORP. PARK AT TUTTLE CRSG          XEROX                             1,580            8,630                  25


LIVONIA, MICHIGAN
------------------------------

LIVONIA                                                                  0            9,474                 612
LIVONIA                            BUILDING A                            0           11,930                 554
                                   BUILDING B

DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                         275            2,405                 572
PARK 101                           BUILDING #8                          80            1,660                   9
PARK 101                           ILL POWER LAND LEASE                212                0                   0


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                      766            7,199                 824


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                  740            6,830                (512)


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                    802            3,143                (295)


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                        1,220            9,091                   0
LAUMEIER II                        LAUMEIER II                       1,258            9,054                 315
WESTVIEW PLACE                     WESTVIEW PLACE                      673            8,389                   4
WESTMARK                           WESTMARK                          1,200            9,759                   0


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                  N/A                        0                0                   0
ELIMINATIONS
                                                                  --------     ------------     ---------------
                                   TOTALS                           89,643          686,595              28,340
                                                                  --------     ------------     ---------------
                                                                  --------     ------------     ---------------



                                                                  GROSS BOOK VALUE AT DECEMBER 31, 1995
                                                                 ---------------------------------------
                                                                    LAND &        BUILDINGS/
LOCATION/DEVELOPMENT                     BUILDING                IMPROVEMENTS    IMPROVEMENTS     TOTAL
------------------------------     ---------------------         ------------    ------------   --------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                            65             784        849
PARK 100 BUSINESS PARK             BUILDING #34                           133           1,661      1,794
PARK 100 BUSINESS PARK             BUILDING #38                            26             265        291
PARK 100 BUSINESS PARK             BUILDING #79                           187           1,968      2,155
PARK 100 BUSINESS PARK             BUILDING #80                           256           2,532      2,788
PARK 100 BUSINESS PARK             BUILDING #83                           252           2,655      2,907
PARK 100 BUSINESS PARK             BUILDING #84                           354           2,660      3,014
PARK 100 BUSINESS PARK             BUILDING #95                           642           4,764      5,406
PARK 100 BUSINESS PARK             BUILDING #96                         1,436           8,750     10,186
PARK 100 BUSINESS PARK             BUILDING #97                           676           5,323      5,999
PARK 100 BUSINESS PARK             BUILDING #98                           273           7,390      7,664
PARK 100 BUSINESS PARK             BUILDING #100                          103           2,706      2,809
PARK 100 BUSINESS PARK             BUILDING #107                           99           1,663      1,762
PARK 100 BUSINESS PARK             BUILDING #109                          246           1,740      1,986
PARK 100 BUSINESS PARK             BUILDING #116                          348           2,990      3,338
PARK 100 BUSINESS PARK             BUILDING #118                          230           2,379      2,609
PARK 100 BUSINESS PARK             BUILDING #119                          395           3,539      3,935
PARK 100 BUSINESS PARK             BUILDING #121                          604           1,001      1,605
PARK 100 BUSINESS PARK             BUILDING #122                          290           3,526      3,816
PARK 100 BUSINESS PARK             BUILDING #125                          358           2,295      2,654
PARK 100 BUSINESS PARK             BUILDING #126                          165           1,443      1,608
PARK 100 BUSINESS PARK             BUILDING #127                           96           2,105      2,201
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                      51               0         51
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE              131               0        131
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE                 56               9         65
PARK 100 BUSINESS PARK             NORCO LAND LEASE                         0              38         38
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                     115               0        115
SHADELAND STATION                  7351 SHADELAND                         103           1,449      1,551
SHADELAND STATION                  BUILDING #204/205                      266           2,768      3,034
SHADELAND STATION                  7240 SHADELEND                         152           3,889      4,041
SHADELAND STATION                  7330 SHADELAND                         260           3,746      4,007
SHADELAND STATION                  7369 SHADELAND                         102           1,164      1,266
SHADELAND STATION                  7340 SHADELAND                         169           2,523      2,691
SHADELAND STATION                  7400 SHADELAND                         581           3,199      3,781
CASTLETON CORNER                   CUB PLAZA                              550           4,920      5,470
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                        764           3,561      4,324
SOUTH PARK, INDIANA                BUILDING #1                            292           2,594      2,886
SOUTH PARK, INDIANA                BUILDING #2                            341           3,336      3,677
SOUTH PARK, INDIANA                BUILDING #3                            212           2,479      2,691
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE                0              57         57
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                      0               5          5
GREENWOOD CORNER                   GREENWOOD CORNER                       400           3,202      3,602
GREENWOOD CORNER                   1st INDIANA BANK BRANCH                 47             251        298
CARMEL MEDICAL I                   CARMEL MEDICAL I                         0           3,225      3,225
ST. FRANCIS                        ST. FRANCIS                              0           5,839      5,839
COMMUNITY MOB                      COMMUNITY MOB                          350           2,446      2,796
CARMEL MEDICAL II                  CARMEL MEDICAL II                        0           4,181      4,181
HILLSDALE TECHNECENTER             BUILDING #4                            366           4,800      5,165
HILLSDALE TECHNECENTER             BUILDING #5                            251           3,396      3,647
HILLSDALE TECHNECENTER             BUILDING #6                            315           4,080      4,394
KEYSTONE AT THE CROSSING           8465 KEYSTONE                           89           1,313      1,402
WOODFIELD AT THE CROSSING          WOODFIELD II                           733           9,600     10,333
WOODFIELD AT THE CROSSING          WOODFIELD III                        3,843          20,987     24,829
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                       0             602        602
ONE PARKWOOD                       ONE PARKWOOD                         1,018           9,578     10,596
PALAMOR                            PALAMOR                                158           1,450      1,608
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.            594           4,931      5,525
NAMPAC BUILDING                    NAMPAC BUILDING                        274           1,622      1,896
HAMILTON CROSSING                  BUILDING #1                            536           2,603      3,139
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                     0             269        269
PARK FLETCHER                      BUILDING #14                            76             722        798


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                    2,310          16,063     18,373


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                       307           1,183      1,490
HAYWOOD OAKS TECHNECENTER          BUILDING #2                            395           1,801      2,196
HAYWOOD OAKS TECHNECENTER          BUILDING #3                            346           1,742      2,089
HAYWOOD OAKS TECHNECENTER          BUILDING #4                            435           1,960      2,395
HAYWOOD OAKS TECHNECENTER          BUILDING #5                            629           2,996      3,625
HAYWOOD OAKS TECHNECENTER          BUILDING #6                            946           5,938      6,883
HAYWOOD OAKS TECHNECENTER          BUILDING #7                            456           1,826      2,282
GREENBRIAR BUSINESS PARK           GREENBRIAR                           1,445           4,699      6,145


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                          1,085           4,060      5,145
SOUTHPARK, KENTUCKY                BUILDING #1                            696           3,805      4,501
SOUTHPARK, KENTUCKY                BUILDING #2                            858           3,463      4,321
SOUTHPARK, KENTUCKY                REDKEN                                 779           3,100      3,879


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                           510           5,453      5,963
PARK 50 TECHNECENTER               BUILDING #20                           469           6,710      7,179
PARK 50 TECHNECENTER               BUILDING #24                           154             890      1,044
PARK 50 TECHNECENTER               BUILDING #25                         1,184           3,861      5,045
PARK 50 TECHNECENTER               SDRC BUILDING                          929          19,377     20,306
FIDELITY DRIVE                     DUN & BRADSTREET                       277           2,763      3,040
WORLD PARK                         BUILDING #5                            276           3,395      3,671
WORLD PARK                         BUILDING #6                            385           3,686      4,071
WORLD PARK                         BUILDING #7                            537           4,188      4,725
WORLD PARK                         BUILDING #8                            561           5,354      5,915
WORLD PARK                         BUILDING #9                            317           3,041      3,357
WORLD PARK                         BUILDING #11                           460           4,875      5,335
WORLD PARK                         BUILDING #14                           380           3,651      4,031
WORLD PARK                         BUILDING #15                           381           2,477      2,858
WORLD PARK                         BUILDING #16                           321           3,053      3,374
EASTGATE PLAZA                     EASTGATE PLAZA                       2,030           4,097      6,127
FAIRFIELD BUSINESS CENTER          BUILDING D                             135           1,639      1,774
FAIRFIELD BUSINESS CENTER          BUILDING E                             398           2,461      2,859
UNIVERSITY MOVING                  UNIVERSITY MOVING                      248           1,612      1,860
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                      221           5,691      5,912
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                     2,053           8,627     10,679
GOVERNOR'S PLAZA                   KING'S MALL II                       1,952           3,729      5,681
GOVERNOR'S PLAZA                   KOHLS                                1,345           3,582      4,927
SOFA EXPRESS                       SOFA EXPRESS                           145             789        935
OFFICE MAX                         OFFICE MAX                             651           1,226      1,877
312 ELM BUILDING                   312 ELM                              5,428          46,664     52,093
311 ELM STREET                     ZUSSMAN                                  0           6,711      6,711
ENTERPRISE BUSINESS PARK           BUILDING 1                           1,051           5,715      6,766
ENTERPRISE BUSINESS PARK           BUILDING 2                             747           4,148      4,895
ENTERPRISE BUSINESS PARK           BUILDING A                             119             685        804
ENTERPRISE BUSINESS PARK           BUILDING B                             119           1,117      1,236
ENTERPRISE BUSINESS PARK           BUILDING D                             243           1,827      2,070
312 PLUM STREET                    S & L DATA                           2,590          25,285     27,874
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                   1,018          11,703     12,721
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                   408           4,789      5,197
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                   468           5,847      6,315
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                   231           2,642      2,874
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL                 1,245          18,527     19,772
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE                 596           7,416      8,012
GOVERNOR'S POINTE                  4700 BUILDING                          595           5,444      6,039
GOVERNOR'S POINTE                  4900 BUILDING                          673           4,324      4,997
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE                 733           8,103      8,836
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE                 998           5,276      6,274
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE                 643          16,750     17,393
MONTGOMERY CROSSING                STEINBERG'S                            260             931      1,191
MONTGOMERY CROSSING II             SPORTS UNLIMITED                       778           3,687      4,465
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                   1,124           4,477      5,601
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                       922           5,919      6,841


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                                2,670          17,818     20,488
CORP. PARK AT TUTTLE CRSG          STERLING 1                           1,524          12,110     13,634
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                      717           2,827      3,544
CORP. PARK AT TUTTLE CRSG          STERLING 2                             605           5,309      5,914
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE            1,066           6,869      7,935
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                      1,600           9,556     11,156
SOUTH POINTE                       BUILDING A                             594           4,797      5,391
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION               1,031           5,098      6,130
GALYAN'S                           GALYAN'S                             1,925           3,152      5,077
BEST BUY                           BEST BUY                             1,570           2,974      4,544
MBM BUILDING                       MBM BUILDING                           170           1,921      2,091
V.A. HOSPITAL                      V.A. HOSPITAL                          703           9,250      9,953
CORP. PARK AT TUTTLE CRSG          XEROX                                1,580           8,655     10,235


LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                               0          10,086     10,086
LIVONIA                            BUILDING B                               0          12,484     12,484


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                            280           2,972      3,252
PARK 101                           BUILDING #8                            184           1,566      1,749
PARK 101                           ILL POWER AND LEASE                    212               0        212


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                         786           8,003      8,789


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                     755           6,303      7,058


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                       802           2,848      3,650


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                           1,220           9,091     10,311
LAUMEIER II                        LAUMEIER II                          1,258           9,368     10,626
WESTVIEW PLACE                     WESTVIEW PLACE                         673           8,393      9,066
WESTMARK                           WESTMARK                             1,200           9,759     10,959


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                       N/A                      0               0          0
ELIMINATIONS                                                                0            (414)      (414)
                                                                 ------------    ------------   --------
                                   TOTALS                              91,550         712,614    804,164
                                                                 ------------    ------------   --------
                                                                 ------------    ------------   --------


                                                               ACCUMULATED        DATE OF        DATE      DEPRECIABLE
LOCATION/DEVELOPMENT                     BUILDING              DEPRECIATION    CONSTRUCTION    ACQUIRED       LIFE
------------------------------     ---------------------       -------------   ------------    --------    -----------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                          194           1978        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #34                          439           1979        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #38                           15           1978        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #79                          137           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #80                          173           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #83                          166           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #84                          150           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #95                          238           1993        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #96                          219           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #97                          304           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #98                          381           1968        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #100                          41           1995        1995         (6)
PARK 100 BUSINESS PARK             BUILDING #107                          48           1984        1995         (6)
PARK 100 BUSINESS PARK             BUILDING #109                         482           1985        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #116                         551           1988        1988         (6)
PARK 100 BUSINESS PARK             BUILDING #118                         166           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #119                         227           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #121                          56           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #122                         233           1990        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #125                          96           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #126                          67           1984        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #127                          50           1995        1995         (6)
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                      0            N/A        1995         (6)
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE               0            N/A        1995         (6)
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE                 0            N/A        1995         (6)
PARK 100 BUSINESS PARK             NORCO LAND LEASE                       31            N/A        1995         (6)
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                      0            N/A        1994         (6)
SHADELAND STATION                  7351 SHADELAND                         92           1983        1993         (6)
SHADELAND STATION                  BUILDING #204/205                     694           1984        1986         (6)
SHADELAND STATION                  7240 SHADELEND                        938           1985        1993         (6)
SHADELAND STATION                  7330 SHADELAND                        658           1988        1988         (6)
SHADELAND STATION                  7369 SHADELAND                         67           1989        1993         (6)
SHADELAND STATION                  7340 SHADELAND                        145           1989        1993         (6)
SHADELAND STATION                  7400 SHADELAND                        223           1990        1993         (6)
CASTLETON CORNER                   CUB PLAZA                           1,224           1986        1986         (6)
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                       222           1984        1993         (6)
SOUTH PARK, INDIANA                BUILDING #1                           238           1989        1993         (6)
SOUTH PARK, INDIANA                BUILDING #2                           217           1990        1993         (6)
SOUTH PARK, INDIANA                BUILDING #3                           233           1990        1993         (6)
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE               8            N/A        1994         (6)
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                     0            N/A         N/A         (6)
GREENWOOD CORNER                   GREENWOOD CORNER                      790           1986        1986         (6)
GREENWOOD CORNER                   1st INDIANA BANK BRANCH                14           1988        1993         (6)
CARMEL MEDICAL I                   CARMEL MEDICAL I                      838           1985        1986         (6)
ST. FRANCIS                        ST. FRANCIS                           129           1995        1995         (6)
COMMUNITY MOB                      COMMUNITY MOB                          18           1995        1995         (6)
CARMEL MEDICAL II                  CARMEL MEDICAL II                     528           1989        1990         (6)
HILLSDALE TECHNECENTER             BUILDING #4                           282           1987        1993         (6)
HILLSDALE TECHNECENTER             BUILDING #5                           206           1987        1993         (6)
HILLSDALE TECHNECENTER             BUILDING #6                           229           1987        1993         (6)
KEYSTONE AT THE CROSSING           8465 KEYSTONE                          13           1983        1995         (6)
WOODFIELD AT THE CROSSING          WOODFIELD II                          646           1987        1993         (6)
WOODFIELD AT THE CROSSING          WOODFIELD III                       1,370           1989        1993         (6)
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                    107           1976        1993         (6)
ONE PARKWOOD                       ONE PARKWOOD                            0           1989        1995         (6)
PALAMOR                            PALAMOR                                36           1973        1995         (6)
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.           103           1962        1995         (6)
NAMPAC BUILDING                    NAMPAC BUILDING                        27           1974        1995         (6)
HAMILTON CROSSING                  BUILDING #1                           162           1989        1993         (6)
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                   15           1978        1993         (6)
PARK FLETCHER                      BUILDING #14                            5           1978        1995         (6)


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                     621           1990        1994         (6)


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                       25           1985        1995         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #2                           109           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #3                           159           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #4                           110           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #5                           205           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #6                           365           1989        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #7                             5           1995        1995         (6)
GREENBRIAR BUSINESS PARK           GREENBRIAR                            179           1986        1993         (6)


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                           156           1994        1994         (6)
SOUTHPARK, KENTUCKY                BUILDING #1                           211           1990        1993         (6)
SOUTHPARK, KENTUCKY                BUILDING #2                           193           1991        1993         (6)
SOUTHPARK, KENTUCKY                REDKEN                                123           1994        1994         (6)


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                        1,566           1985        1986         (6)
PARK 50 TECHNECENTER               BUILDING #20                        1,246           1987        1988         (6)
PARK 50 TECHNECENTER               BUILDING #24                           56           1989        1993         (6)
PARK 50 TECHNECENTER               BUILDING #25                          217           1989        1993         (6)
PARK 50 TECHNECENTER               SDRC BUILDING                       1,078           1991        1993         (6)
FIDELITY DRIVE                     DUN & BRADSTREET                      739           1972        1986         (6)
WORLD PARK                         BUILDING #5                           803           1987        1990         (6)
WORLD PARK                         BUILDING #6                           738           1987        1990         (6)
WORLD PARK                         BUILDING #7                           722           1987        1990         (6)
WORLD PARK                         BUILDING #8                           300           1989        1993         (6)
WORLD PARK                         BUILDING #9                           177           1989        1993         (6)
WORLD PARK                         BUILDING #11                          307           1989        1993         (6)
WORLD PARK                         BUILDING #14                          216           1989        1993         (6)
WORLD PARK                         BUILDING #15                          164           1990        1993         (6)
WORLD PARK                         BUILDING #16                          171           1989        1993         (6)
EASTGATE PLAZA                     EASTGATE PLAZA                         89           1990        1995         (6)
FAIRFIELD BUSINESS CENTER          BUILDING D                              5           1990        1995         (6)
FAIRFIELD BUSINESS CENTER          BUILDING E                              7           1990        1995         (6)
UNIVERSITY MOVING                  UNIVERSITY MOVING                      34           1991        1995         (6)
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                     355           1971        1993         (6)
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                      483           1990        1993         (6)
GOVERNOR'S PLAZA                   KING'S MALL II                        207           1988        1989         (6)
GOVERNOR'S PLAZA                   KOHLS                                 104           1994        1994         (6)
SOFA EXPRESS                       SOFA EXPRESS                            5           1995        1995         (6)
OFFICE MAX                         OFFICE MAX                             14           1995        1995         (6)
312 ELM BUILDING                   312 ELM                             2,680           1992        1993         (6)
311 ELM STREET                     ZUSSMAN                               367           1902(4)     1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING 1                            335           1990        1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING 2                            337           1990        1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING A                             10           1987        1995         (6)
ENTERPRISE BUSINESS PARK           BUILDING B                             17           1988        1995         (6)
ENTERPRISE BUSINESS PARK           BUILDING D                             29           1989        1995         (6)
312 PLUM STREET                    S & L DATA                          1,416           1987        1993         (6)
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                  3,842           1965(5)     1986         (6)
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                  270           1985        1991         (6)
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                  324           1985        1993         (6)
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                  873           1985        1986         (6)
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL                1,112           1986        1991         (6)
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE              1,384           1986        1988         (6)
GOVERNOR'S POINTE                  4700 BUILDING                       1,084           1987        1988         (6)
GOVERNOR'S POINTE                  4900 BUILDING                         969           1987        1989         (6)
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE                421           1988        1993         (6)
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE                399           1989        1993         (6)
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE                963           1990        1993         (6)
MONTGOMERY CROSSING                STEINBERG'S                            25           1993        1993         (6)
MONTGOMERY CROSSING II             SPORTS UNLIMITED                      129           1994        1994         (6)
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                    804           1990        1993         (6)
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                    1,094           1988        1988         (6)


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                                 989           1990        1993         (6)
CORP. PARK AT TUTTLE CRSG          STERLING 1                            673           1990        1993         (6)
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                     196           1994        1994         (6)
CORP. PARK AT TUTTLE CRSG          STERLING 2                             98           1995        1995         (6)
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE             127           1995        1995         (6)
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                       125           1995        1995         (6)
SOUTH POINTE                       BUILDING A                             56           1995        1995         (6)
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION                167           1993        1993         (6)
GALYAN'S                           GALYAN'S                               98           1994        1994         (6)
BEST BUY                           BEST BUY                               15           1995        1995         (6)
MBM BUILDING                       MBM BUILDING                           48           1978        1994         (6)
V.A. HOSPITAL                      V.A. HOSPITAL                         294           1994        1994         (6)
CORP. PARK AT TUTTLE CRSG          XEROX                                 366           1992        1994         (6)



LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                            687           1988        1993         (6)
LIVONIA                            BUILDING B                            787           1989        1993         (6)


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                           872           1979        1986         (6)
PARK 101                           BUILDING #8                           408           1980        1986         (6)
PARK 101                           ILL POWER AND LEASE                     0            N/A        1994         (6)


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                      1,430           1987        1988         (6)


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                  1,553           1985        1986         (6)


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                      506           1987        1988         (6)


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                            133           1987        1995         (6)
LAUMEIER II                        LAUMEIER II                           137           1988        1995         (6)
WESTVIEW PLACE                     WESTVIEW PLACE                        122           1988        1995         (6)
WESTMARK                           WESTMARK                               40           1987        1995         (6)



VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                     N/A                     316
ELIMINATIONS                                                               0
                                                               -------------
                                   TOTALS                             56,335
                                                               -------------
                                                               -------------

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

(IN THOUSANDS)





(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Partnership owns a 66.67% interest in the partnership owning this building. The Partnership shares in the cash flow of this building in accordance with the Partnership's ownership interests.

(3) The four buildings comprising Tri-County Office Park were constructed in 1971,1973, and 1982.

(4)  This building was renovated in 1986.

(5)  This building was renovated in 1985.

(6) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.


                                                               Real Estate Assets                Accumulated Depreciation
                                                       ---------------------------------     --------------------------------
                                                          1995         1994       1993         1995         1994       1993
                                                       ---------------------------------     --------------------------------

Balance at beginning of year                           $ 653,552    $ 540,376    132,459     $ 38,058    $  23,725     17,508
  Additions during year:
    Acquisitions                                         114,705       57,218    400,198            0            0       (242)
    Construction costs and tenant improvements            84,790       41,125      8,881            0            0          0
    Depreciation expense                                       0            0          0       20,416       15,068      6,459
    Acquisition of minority interest
     and joint venture interest                              796       15,742          0            0            0          0
                                                       ---------------------------------     --------------------------------
                                                         853,843      654,461    541,538       58,474       38,793     23,725

Deductions during year:
  Cost of real estate sold                                (4,393)        (909)    (1,162)      (1,259)           0          0
  Contribution to Joint Venture                          (44,725)           0          0         (319)           0          0
  Other                                                     (561)           0          0         (561)        (735)         0
                                                       ----------------------------------------------------------------------

Balance at end of year                                 $ 804,164    $ 653,552    540,376     $ 56,335    $  38,058     23,725
                                                       ----------------------------------------------------------------------
                                                       ----------------------------------------------------------------------

3.  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

4.1 Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership ("DRLP") is incorporated herein by reference to
       Exhibit 10.1 to the registration statement of Duke Realty Investments, Inc. on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement").

4.2 First and Second Amendments to Amended and Restated Agreement of Limited Partnership of DRLP are incorported herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Duke Realty Investments, Inc. for the year ended December 31, 1995 (File No. 1-9044)("DRE 10-K").

4.3 Indenture between DRLP and The First National Bank of Chicago, Trustee, and the First Supplement thereto, are incorporated by reference to Exhibits 4.1 and 4.2 to the report of Duke Realty Investments, Inc. on Form 8-K filed September 19, 1995.

10.3 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") is incorporated herein by reference to Exhibit 10.3 of the DRE 10-K.

10.4 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

10.5 Duke Realty Services Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

10.6 Acquisition Option Agreement relating to certain properties not contributed to DRLP by Duke Associates (the "Excluded Properties") is incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.7 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.8 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to DRLP is incorporated herein by reference to Exhibit 10.7 to the 1993 Registration Statement.

10.9 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993 Registration Statement.

10.10 Contribution Agreement for certain contracts contributed by Duke Associates to DRLP is incorporated herein by reference to Exhibit 10.9 to the 1993 Registration Statement.

10.11  Stock Purchase Agreement is incorporated herein by reference to Exhibit
       10.10 to the 1993 Registration Statement.

10.12  Indemnification Agreement is incorporated herein by reference to Exhibit
       10.11 to the 1993 Registration Statement.

10.13 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 of the DRE 10-K.

10.14 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 of the DRE 10-K.

10.15 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 of the DRE 10-K.


21.    List of Subsidiaries of Registrant.

23.    Consent of KPMG Peat Marwick LLP.

24.    Executed powers of attorney of certain directors.

27.    Financial Data Schedule

99.1   Selected Quarterly Financial Information

The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities.

(b)  REPORTS ON FORM 8-K

A report on Form 8-K dated January 12, 1996 was filed with the Commission to report under Item 5 the formation of a joint venture with an institutional real estate investor.

Also incorporated by reference is Form 8-K of Duke Realty Investments, Inc. dated August 26, 1994 which includes the unaudited financial statements of Duke Associates for the nine months ended September 30, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUKE REALTY LIMITED PARTNERSHIP
                                        By:  Duke Realty Investments, Inc.
                                             Its General Partner


     February 27              ,1996     By:   /s/  Thomas L. Hefner
------------------------------             -------------------------------
                                           Thomas L. Hefner
                                           President and Chief Executive Officer


                                        By:   /s/ Darell E. Zink, Jr.
                                           -------------------------------
                                           Darell E. Zink, Jr.
                                           Executive Vice President and
                                             Chief Financial Officer


                                        By:   /s/ Dennis D. Oklak
                                           -------------------------------
                                           Dennis D. Oklak
                                           Vice President and Treasurer
                                             (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Date                     Title
        ---------               ----                     -----


John W. Wynne*                 2/27/96       Chairman of the Board
---------------------------  -----------
John W. Wynne

Thomas L. Hefner*              2/27/96       President and Chief Executive
---------------------------  -----------      Officer and Director
Thomas L. Hefner

Daniel C. Staton*              2/27/96       Executive Vice President and Chief
---------------------------  -----------      Operating Officer and Director
Daniel C. Staton

Darell E. Zink, Jr.*           2/27/96       Executive Vice President and Chief
---------------------------  -----------      Financial Officer and Director
Darell E. Zink, Jr.

Geoffrey Button*               2/27/96       Director
---------------------------  -----------
Geoffrey Button

John D. Peterson*              2/27/96       Director
---------------------------  -----------
John D. Peterson

Ngaire E. Cuneo*               2/27/96       Director
---------------------------  -----------
Ngaire E. Cuneo

Lee Stanfield*                 2/27/96       Director
---------------------------  -----------
Lee Stanfield

Jay J. Strauss*                2/27/96       Director
---------------------------  -----------
Jay J. Strauss

Howard L. Feinsand*            2/27/96       Director
---------------------------  -----------
Howard L. Feinsand

James E. Rogers*               2/27/96       Director
---------------------------  -----------
James E. Rogers


*By Dennis D. Oklak, Attorney-in-Fact