Form 10-K405/A
period 1995-12-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1996-03-22
CIK 1003410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )


The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $55,313,052 based on the last reported sale price of the common shares of Duke Realty Investments, Inc., into which Limited Partner Units are exchangeable, on March 11, 1996.



The number of Limited Partnership Units outstanding as of March 11, 1996 was 4,558,457.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Proxy Statement of Duke Realty Investments, Inc. related to the Annual Meeting of Shareholders to be held April 25, 1996.

                                TABLE OF CONTENTS

                                    FORM 10-K


Item No.                                                             Page(s)
--------                                                             -------

PART I

     1.   Business .................................................  1 - 3
     2.   Properties ...............................................  3 - 10
     3.   Legal Proceedings ........................................  11
     4.   Submission of Matters to a Vote of Security Holders ......  11

PART II

     5.   Market for the Registrant's Equity and
            Related Security Holder Matters ........................  11
     6.   Selected Financial Data ..................................  12
     7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........  13 - 20
     8.   Financial Statements and Supplementary Data ..............  20
     9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .................  20

PART III

     10.  Directors and Executive Officers of the
            Registrant .............................................  21 - 23
     11.  Executive Compensation ...................................  23
     12.  Security Ownership of Certain Beneficial Owners
            and Management .........................................  23
     13.  Certain Relationships and Related
            Transactions ...........................................  23


PART IV

     14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ....................................  23 - 48

Signatures .........................................................  49 - 50
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


BUSINESS STRATEGY


The Partnership's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties;
(ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interest, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Partnership's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs and real estate partnerships, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership's significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

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

FINANCING STRATEGY

The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In October 1993, the General Partner received $309.3 million of the net proceeds from the issuance of common stock (the "1993 Offering"), in September 1994, the General Partner received $92.1 million of net proceeds from the issuance of common stock (the "1994 Offering"), in May 1995, the General Partner received $96.3 million of net proceeds from the issuance of common stock (the "1995 Offering") and in September 1995, the Partnership issued $150.0 million of unsecured debt (the "1995 Debt Offering"). All of the proceeds from the equity offerings were contributed to the Partnership by the General Partner. Based on these offerings, the General Partner and the Partnership have demonstrated their abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership
has a $150.0 million line of credit available for short-term fundings of development and acquisition of additional rental properties. The
Partnership's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all Units outstanding plus outstanding indebtedness) at March 8, 1996 was 38.3%. The Partnership's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31,1995 were 2.79x and 2.38x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales. Debt service consists of interest and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales. Fixed charges consist (if applicable) of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock distributions. Management believes these measures to be consistent with its financing strategy.


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

                                      - 9 -

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

Net cash used by investing activities totaling $289.6 million, $116.2 million and $315.0 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. Of the $315.0 million used in investing activities in 1993, $302.1 million related to acquisition of the Duke Associates' rental properties and service businesses. In 1994, $107.4 million was invested in the development and acquisition of additional rental properties and $12.4 million was used for tenant improvements, leasing costs and other deferred assets. In 1995, the development and acquisition of additional rental properties increased to $251.0 million with $24.1 million being used for tenant improvements, costs and other deferred costs. In addition, in 1995, $16.7 million was invested in rental operations of a newly formed, 50% owned, joint venture which also included the contribution of rental property and undeveloped land with a carrying value of approximately $42.7 million.


Net cash provided by financing activities totaling $176.2 million, $94.7 million and $310.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, is comprised of debt and equity issuances net of distributions to unitholders and repayments of outstanding indebtedness. In 1993, the Partnership received $309.2 million from the 1993 Offering which was used primarily for the acquisition of Duke Associates. In 1994, the Partnership received $92.1 million from the 1994 Offering and $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, the Partnership used $60.0 million to repay the balance outstanding on the line of credit, $6.0 million to retire outstanding mortgage indebtedness, and the remainder primarily to fund development and acquisition of additional rental properties. In 1995, the Partnership received $96.3 million from the 1995 Offering and used $11.0 million to repay the balance outstanding on the line of credit and the remainder to fund development and acquisition of additional rental properties. The Partnership also received $150.0 million from the 1995 Debt Offering and used $39.5 million to retire outstanding mortgage indebtedness, $35.0 million to repay the balance outstanding on the line of credit, and the remainder to fund acquisition and development of additional rental properties.


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



In March 1994, the Partnership obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Partnership replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. Borrowings of $45 million under this line of credit as of December 31, 1995 bear interest at one month LIBOR plus 2.00%, which ranged from 7.7500% to 7.9375%. In January 1996, the Partnership increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. The current effective interest rate on the line of credit based on the 30-day LIBOR rate as of March 4, 1996 is 6.94%.


The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1995 of approximately $330 million to issue additional common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

The total debt outstanding at December 31, 1995 consists of notes totaling $454.8 million with a weighted average interest rate of 7.50% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $1.65 million for the year ended December 31, 1995. Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness:




                                                                                           Weighted Average
                                                                                           Interest Rate of
     Year                                            Repayments                           Future Repayments
     ----                      --------------------------------------------------        -------------------
                                                   (in thousands)
                                 Scheduled
                                Amortization       Maturities             Total
                                ------------       ----------             ------
     1996                      $   1,855           $  59,619           $  61,474               5.31%
     1997                          2,156                   -               2,156               8.04%
     1998                          2,410              90,216              92,626               7.49%
     1999                          2,625                   -               2,625               8.25%
     2000                          2,637               4,852               7,489               7.86%
     2001                          2,291              59,954              62,245               8.72%
     2002                          2,494              50,000              52,494               7.37%
     2003                            252              68,813              69,065               8.48%
     2004                            274                   -                 274               5.20%
     2005                            300             100,000             100,300               7.51%
     Thereafter                    4,072                   -               4,072               5.20%
                               ---------            --------            --------
     Total                     $  21,366            $433,454            $454,820
                               ---------            --------            --------
                               ---------            --------            --------


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


While management believes that FFO is a relevant measure of the Partnership's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs and real estate partnerships, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs.

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

     Duke Associates Combined Statements of Operations and Cash Flows for the Nine Months Ended September 30, 1993 (Unaudited)


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

See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Year ended December 31,
                                                                       ----------------------------------------------
                                                                         1995               1994             1993
                                                                       ---------          --------          --------
Cash flows from operating activities:
   Net income                                                            $41,600          $ 32,968          $ 6,670
   Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation of buildings and tenant improvements                       20,416            15,068            6,459
  Amortization of deferred financing costs                                 1,218             1,251              294
   Amortization of deferred leasing and other costs                        2,703             1,717              616
  Minority interest in earnings of subsidiaries                              911             1,088              293
  Straight-line rent adjustment                                           (3,198)           (2,307)            (570)
  Allowance for straight-line rent receivable                                -                 748               93
  Earnings from property sales, net                                         (283)           (2,198)            (517)
  Construction contracts, net                                              8,722             2,405             (919)
  Other accrued revenues and expenses, net                                 6,737             1,335            2,075
     Equity in earnings of unconsolidated companies                         (189)             (219)            (131)
                                                                        --------         ---------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                             78,637            51,856           14,363
                                                                        --------         ---------         --------

Cash flows from investing activities:
  Proceeds from property sales, net                                        5,281             3,337            1,306
  Rental property development costs                                     (128,879)          (55,819)          (7,168)
  Rental property recurring building improvements                           (757)             (474)            (136)
  Acquisition of rental properties                                       (57,427)          (44,201)             -
  Acquisition of undeveloped land                                        (38,361)           (6,924)             -
  Acquisition of businesses                                              (25,620)              -           (302,070)
  Recurring tenant improvements                                           (4,312)           (3,056)          (2,015)
  Recurring leasing costs                                                 (3,519)           (2,407)            (636)
  Other deferred costs and other assets                                  (16,225)           (6,960)          (4,106)
  Net investment in and advances to unconsolidated companies             (19,750)              277             (200)
                                                                        --------         ---------         --------
    NET CASH USED BY INVESTING ACTIVITIES                               (289,569)         (116,227)        (315,025)
                                                                        --------         ---------         --------
Cash flows from financing activities:
  Contributions from partners                                             96,302            92,145          309,334
  Proceeds from indebtedness                                             195,051            61,504           88,945
  Payments on indebtedness                                               (60,030)          (16,149)         (78,496)
  Distributions to partners                                              (50,807)          (39,514)          (3,438)
  Distributions to minority interest                                      (1,032)           (1,191)             -
  Deferred financing costs                                                (3,297)           (2,062)          (5,628)
                                                                        --------         ---------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           176,187            94,733          310,717
                                                                        --------         ---------         --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (34,745)           30,362           10,055

Cash and cash equivalents at beginning of year                            40,427            10,065               10
                                                                        --------         ---------         --------
Cash and cash equivalents at end of year                               $  5,682         $   40,427        $  10,065
                                                                        --------         ---------         --------
                                                                        --------         ---------         --------




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


See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) THE PARTNERSHIP


Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units" (together with the units of general partner interests, the ("Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.


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

     SEGMENT OPERATIONS

     The Partnership is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     ("Service Operations"). There are no intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, construction receivables and other assets as of December 31, 1995 and 1994 were $15.8 million and $13.2 million, respectively. Capital expenditures related to Service Operations were $1.5 million, $761,000 and $134,000 for the years ended December 31, 1995, 1994, and 1993, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.



     REAL ESTATE INVESTMENTS



     Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.



     Project costs, including interest and real estate taxes incurred in connection with construction or expansion of real estate investments, are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.



     The Partnership has adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, with no impact on the financial statements. The Partnership evaluates its real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.



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

(4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES



     The Partnership has equity interests ranging from 10% to 50% in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. In 1995, the Partnership acquired its unaffiliated partner's 50% interest in a joint venture which owned two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The Partnership accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner amounting to $24.4 million. In 1994, the Partnership acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     The Partnership accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. The fair value of the property exceeds the Company's recorded investment. Also in 1994, a partnership in which the Partnership owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners. At the date of dissolution, the Partnership had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Partnership received 71 acres of land held for development and the partnership was not required to repay the Partnership's loans and advances. The Partnership's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution. The fair value of the property exceeds the Company's recorded investment.





     On December 28, 1995, the Partnership formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet.
     Upon formation of the venture, the Partnership contributed approximately
     1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Partnership's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. Upon completion of 1.1 million square feet of property currently under development at an agreed value of $50.8 million, the Partnership will contribute these properties to the joint venture and receive a $12.5 million cash distribution. The agreed value of this 1.1 million square feet upon contribution is expected to be approximately $25.0 million.
     The Partnership will record its investment in the joint venture related to the additional contribution at its carrying value. The joint venture partner is required to contributed cash to the venture equal to 49.9% of the agreed value of the properties contributed and this cash will be distributed to the Partnership and reduce its recorded investment in the venture. The Partnership's joint venture partner contributed cash of $67.5 million which was equal to the agreed value of the Partnership's contribution. The total cash contributed by the Partnership and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Company's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition.
     The Partnership accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

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



     In April 1995, the Partnership replaced its secured line of credit with an unsecured line of credit in the aggregate amount of $100 million. The unsecured line of credit matures in April 1998. Borrowings under this line of credit required interest at one month LIBOR plus 2.00% which ranged from 7.7500% to 7.9375% as of December 31, 1995. The maximum and average amounts outstanding during 1995 under both lines of credit were $45.0 million and $2.2 million respectively, with an average effective rate of 7.89%. In January 1996, the Partnership increased its amount available under the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. The General Partner has guaranteed the unsecured line of credit.



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

                                     DUKE ASSOCIATES

                             COMBINED STATEMENT OF OPERATIONS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
                                      (IN THOUSANDS)
                                        (UNAUDITED)


Rental Operations:

   Revenues:
      Rental income                                           $42,721
      Interest and other income                                 1,012
                                                              -------
                                                               43,733
                                                              -------

Operating expenses:
   Rental expenses                                              8,765
   Real estate taxes                                            4,340
   Interest expense                                            25,580
   Depreciation and amortization                               10,599
   General and administrative                                     780
                                                              -------
                                                               50,064
                                                              -------
   Loss from rental operations                                 (6,331)
                                                              -------
Property management operations:

   Revenue:
      Property management, maintenance and leasing fees         8,431
      Construction and development fees                         2,591
      Interest and other income                                   932
                                                              -------
                                                               11,954
                                                              -------
   Operating expenses:
      Payroll                                                   6,077
      Maintenance                                                 941
      Office and other                                          1,543
                                                              -------
                                                                8,561
                                                              -------
Earnings from property management operations                    3,393
                                                              -------

Operating loss                                                 (2,938)

Equity in earnings of non-combined companies                      199
                                                              -------
            Net loss                                          $(2,739)
                                                              -------
                                                              -------

         See accompanying notes to combined financial statements.

                                DUKE ASSOCIATES

                        COMBINED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
                                 (IN THOUSANDS)
                                   (UNAUDITED)


Cash flows from operating activities:
Net loss                                                          $     (2,739)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation                                                      7,200
       Amortization                                                      3,399
       Straight-line rent adjustment                                    (1,356)
       Increase in construction receivables                            (10,109)
       Other accrued revenues and expenses, net                          9,298
       Equity in earnings of non-combined companies                       (199)
                                                                 -------------
       Net cash provided by operating activities                         5,494
                                                                 -------------
Cash flows from investing activities:
   Land and construction costs                                          (3,252)
   Distributions from non-combined companies                                47
   Deferred charges and other assets                                    (3,193)
                                                                 -------------
       Net cash used by investing activities                            (6,398)
                                                                 -------------
Cash flows from financing activities:
   Proceeds from property indebtedness                                  39,407
   Payments on property indebtedness                                    (5,959)
   Contributions by owners                                              10,221
   Distributions to owners                                             (24,224)
   Advances from affiliates, net                                       (13,480)
                                                                 -------------
       Net cash provided by financing activities                         5,965
                                                                 -------------
       Net increase in cash and cash equivalents                         5,061

Cash and cash equivalents at beginning of period                         1,046
                                                                 -------------

Cash and cash equivalents at end of period                       $       6,107
                                                                 -------------
                                                                 -------------


            See accompanying notes to combined financial statements.

                                DUKE ASSOCIATES

            NOTES TO COMBINED STATEMENTS OF OPERATIONS AND CASH FLOWS
                                  (UNAUDITED)

(1)  ORGANIZATION AND BASIS OF COMBINATION

     The accompanying combined statements of operations and cash flows of Duke Associates include the operations and cash flows from the operating businesses, commercial rental properties and undeveloped land acquired by Duke Realty Investments, Inc. (the "Company"). Duke Associates represents substantially all of the real estate properties and operating businesses under common control of the current Duke Associates owners which are engaged in the ownership, leasing, management, construction and development businesses of commercial real estate in the Midwest.

     The statements of operations and cash flows of Duke Asssociates have been presented on the combined basis because of the common ownership and management of the related properties and operating businesses. After the aforementioned acquisition, the properties and operating businesses will be majority owned and controlled by the Company through its subsidiaries to be formed and known as Duke Realty Limited Partnership and Duke Services, Inc. The equity method of accounting is used for investments in non-majority owned partnerships and joint ventures in which Duke Associates has the ability to exercise significant influence over operating and financial policies. The cost method of accounting is used for two non-majority owned joint ventures over which Duke Associates does not have the ability to exercise significant influence, and the differences between the cost method and the equity method of accounting for these joint ventures does not significantly affect the financial position or results of operations.

     All significant intercompany balances and transactions have been eliminated in the combined financial statements.

     The combined statements of operations and cash flows for the nine months ended September 30, 1993 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for this interim period have been included. The results for the interim period ended September 30, 1993 are not necessarily indicative of the results to be obtained for the full fiscal year.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUES

     All leases are classified as operating leases and rental income is recognized on the straight-line basis over the terms of the leases.

     Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected.

     Leasing fees are based on the gross value of leases signed and are recognized as earned under the terms of the various contracts.

     Maintenance fees are recognized as the services are performed based upon established hourly rates.

     Construction management fees are generally based on a fixed percentage of costs and are recognized as the project costs are incurred.

                                DUKE ASSOCIATES

                                  (UNAUDITED)


Development fees are generally based on a percentage of total project costs of properties developed and are recognized throughout the development process of the related properties.

     FINANCING AND LEASING COSTS

     Costs incurred in connection with financing or leasing are amortized on a straight-line method over the term of the related loan or lease. Unamortized leasing costs are charged to expense upon the early termination of the lease.

     INCOME TAXES

     Income taxes are not provided in the accompanying combined financial statements because the entities that own the properties and the operating businesses are either partnerships or S corporations and the taxable income or loss is included in the income tax returns of the individual partners or shareholders.


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


     March 20                ,1996      By:   /s/  Thomas L. Hefner
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

        Signature               Date                     Title
        ---------               ----                     -----


John W. Wynne*                 3/20/96       Chairman of the Board
---------------------------  -----------
John W. Wynne


Thomas L. Hefner*              3/20/96       President and Chief Executive
---------------------------  -----------      Officer and Director
Thomas L. Hefner


Daniel C. Staton*              3/20/96       Executive Vice President and Chief
---------------------------  -----------      Operating Officer and Director
Daniel C. Staton


Darell E. Zink, Jr.*           3/20/96       Executive Vice President and Chief
---------------------------  -----------      Financial Officer and Director
Darell E. Zink, Jr.

Geoffrey Button*               3/20/96       Director
---------------------------  -----------
Geoffrey Button


John D. Peterson*              3/20/96       Director
---------------------------  -----------
John D. Peterson


Ngaire E. Cuneo*               3/20/96       Director
---------------------------  -----------
Ngaire E. Cuneo


Lee Stanfield*                 3/20/96       Director
---------------------------  -----------
Lee Stanfield


Jay J. Strauss*                3/20/96       Director
---------------------------  -----------
Jay J. Strauss


Howard L. Feinsand*            3/20/96       Director
---------------------------  -----------
Howard L. Feinsand


James E. Rogers*               3/20/96       Director
---------------------------  -----------
James E. Rogers



*By Dennis D. Oklak, Attorney-in-Fact