Form 10-Q
period 1996-03-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1996-05-14
CIK 1003410

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1996
                                     -----------------
                             or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to           .
                                   ---------   ---------

- -----------------------------------------------------------------------------

     Commission File Number: 0-20625

                      DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

          Indiana                                   35-1898425
     -----------------                           ---------------

                 Address of principal executive offices:

                   8888 KEYSTONE CROSSING, SUITE 1200
                       INDIANAPOLIS, INDIANA 46240

                        TELEPHONE:  (317) 846-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X        No
                        -------------    -----------

The number of Limited Partnership Units outstanding as of May 10, 1996 was 3,696,738.

                      DUKE REALTY LIMITED PARTNERSHIP

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
        March 31, 1996 (Unaudited) and December 31, 1995          2

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 1996 and 1995 (Unaudited)     3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1996  and 1995 (Unaudited)    4

     Condensed Consolidated Statement of Partners' Equity for
       the three months ended March 31, 1996 (Unaudited)          5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                              6-8

     Independent Accountants' Review Report                       9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                        10-16


PART II - OTHER INFORMATION

     Item 1.        Legal Proceedings                             17
     Item 2.        Changes in Securities                         17
     Item 3.        Defaults Upon Senior Securities               17
     Item 4.        Submission of Matters to a Vote of
                    Security Holders                              17
     Item 5.        Other Information                             17
     Item 6.        Exhibits and Reports of Form 8-K              17

                       PART I - FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

            DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                March  31,     December 31,
                                         `         1996           1995
                                              --------------   --------------
                                               (Unaudited)
        ASSETS
Real estate investments:
   Land and improvements                       $   104,287       $   91,550
   Buildings and tenant improvements               811,680          712,614
   Construction in progress                        101,055           96,698
   Land held for development                        63,939           62,637
                                               -----------       ----------
                                                 1,080,961          963,499
   Accumulated depreciation                        (61,766)         (56,335)
                                               -----------       ----------
      Net real estate investments                1,019,195          907,164

Cash and cash equivalents                           11,881            5,682
Accounts receivable from tenants,
 net of allowance of $593 and $624                   5,292            5,184
Accrued straight-line rents, net
 of allowance of $841                                8,878            8,101
Receivables on construction contracts               11,504            9,462
Investments in unconsolidated companies             68,157           67,771
Deferred financing costs, net of
 accumulated amortization of $2,438 and $2,072       8,057            8,141
Deferred leasing and other costs, net of
 accumulated amortization of $5,751 and $4,959      21,201           20,609
Escrow deposits and other assets                     9,516           14,418
                                               -----------       ----------
                                               $ 1,163,681       $1,046,532
                                               -----------       ----------
                                               -----------       ----------
       LIABILITIES AND PARTNERS' EQUITY

Indebtedness:
   Mortgage debt                               $   282,354      $   259,820
   Unsecured notes                                 150,000          150,000
   Lines of credit                                  18,000           45,000
                                               -----------       ----------
                                                   450,354          454,820

Construction payables and amounts
 due subcontractors                                 21,828           21,410
Accounts payable                                     1,633            1,132
Accrued real estate taxes                           11,268           10,374
Accrued interest                                     1,281            3,461
Other accrued expenses                               3,630            5,454
Other liabilities                                    5,086            5,490
Tenant security deposits and prepaid rents           4,624            3,872
                                               -----------       ----------
    Total liabilities                              499,704          506,013
                                               -----------       ----------

Minority interest                                      292              298
                                               -----------       ----------
Partners' equity:
   General partner                                 647,615          535,783
   Limited partners                                 16,070            4,438
                                               -----------       ----------
      Total partners' equity                       663,685          540,221
                                               -----------       ----------

                                                $1,163,681       $1,046,532
                                               -----------       ----------
                                               -----------       ----------


       See accompanying Notes to Condensed Consolidated Financial Statements

                 DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                             Three months ended March 31,
                                                  1996             1995
                                             -------------     ------------
RENTAL OPERATIONS:
  Revenues:
     Rental income                              $ 35,335           25,112
     Equity in earnings of
      unconsolidated companies                     1,202              439
                                                --------          -------
                                                  36,537           25,551
                                                --------          -------
  Operating expenses:
     Rental expenses                               7,144            4,884
     Real estate taxes                             3,208            1,925
     Interest expense                              7,967            5,145
     Depreciation and amortization                 7,046            5,592
                                                --------          -------
                                                  25,365           17,546
                                                --------          -------
        Earnings from rental operations           11,172            8,005
                                                --------          -------


SERVICE OPERATIONS:
  Revenues:
     Property management, maintenance
      and leasing fees                             2,714            2,476
     Construction management and development fees  1,317            1,155
     Other income                                    315              204
                                                --------          -------
                                                   4,346            3,835
                                                --------          -------
  Operating expenses:
     Payroll                                       2,235            1,744
     Maintenance                                     296              236
     Office and other                                632              436
                                                --------          -------
                                                   3,163            2,416
                                                --------          -------
        Earnings from service operations           1,183            1,419
                                                --------          -------

General and administrative expense                  (921)            (831)
                                                --------          -------

        Operating income                          11,434            8,593

OTHER INCOME (EXPENSE):
   Interest income                                   344              474
   Loss from property sales                          (14)              --
   Minority interest in earnings of subsidiaries    (187)            (193)
                                                --------          -------

        Net income                               $11,577         $  8,874
                                                --------          -------
                                                --------          -------

        Net income per unit                      $   .40         $    .36
                                                --------          -------
                                                --------          -------

   Weighted average number of units outstanding   28,686           24,388
                                                --------          -------
                                                --------          -------


     See accompanying Notes to Condensed Consolidated Financial Statements

                    DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                          1996            1995
                                                       -----------   ----------

 Cash flows from operating activities:
   Net income
     Adjustments to reconcile net income to net             $11,577   $   8,874
        cash provided by operating activities:
          Depreciation of buildings and tenant
           improvements                                       5,936       4,641
          Amortization of deferred financing costs              285         378
          Amortization of deferred leasing and other costs      825         573
          Minority interest in earnings of subsidiaries         187         193
          Straight-line rent adjustment                        (831)       (687)
          Loss from property sales                               14          --
          Construction contracts, net                        (1,624)      2,328
          Other accrued revenues and expenses, net           (1,879)       (360)
              Equity in earnings of unconsolidated
               companies                                       (185)        (42)
                                                           --------     -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES       14,305      15,898
                                                           --------     -------
Cash flows from investing activities:
     Proceeds from property sales, net                        2,926          --
     Rental property development costs                      (28,752)    (15,690)
     Rental property recurring building improvements            (32)        (65)
     Acquisition of rental properties                       (55,038)    (16,680)
     Acquisition of undeveloped land                           (408)       (474)
     Recurring tenant improvements                           (1,762)       (885)
     Recurring leasing costs                                   (632)       (285)
     Other deferred costs and other assets                    4,048        (857)
     Net investment in and advances to unconsolidated
      companies                                                (215)        (40)
                                                           --------     -------
               NET CASH USED BY INVESTING ACTIVITIES        (79,865)    (34,976)
                                                           --------     -------
Cash flows from financing activities:
     Contributions from general partner                     113,835          --
     Proceeds from indebtedness                              74,000          52
     Payments on indebtedness                              (101,532)     (1,755)
     Distributions to partners                              (14,069)    (11,461)
     Distributions to minority interest                        (193)       (251)
     Deferred financing costs                                  (282)       (129)
                                                           --------     -------
               NET CASH PROVIDED (USED) BY FINANCING
                ACTIVITIES                                   71,759     (13,544)
                                                           --------     -------
                    NET INCREASE (DECREASE) IN CASH AND
                     CASH EQUIVALENTS                         6,199     (32,622)
                                                           --------     -------
Cash and cash equivalents at beginning of period              5,682      40,427
                                                           --------     -------
Cash and cash equivalents at end of period                  $11,881     $ 7,805
                                                           --------     -------
                                                           --------     -------


     See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                               (IN THOUSANDS)
                                (UNAUDITED)

                                            GENERAL   LIMITED
                                            PARTNER   PARTNERS    TOTAL
                                           ---------  ---------  -------
    Balance at December 31, 1995            $535,783  $  4,438   $540,221
     Net  income                               9,792     1,785     11,577
     Capital contribution from Duke
      Realty Investments, Inc.               113,875      --      113,875
     Acquisition of property in
      exchange for limited partnership
      interest                                  --      12,081     12,081
     Distributions to partners               (11,835)   (2,234)   (14,069)
                                            --------  --------   --------
    Balance at March 31, 1996               $647,615  $ 16,070   $663,685
                                            --------  --------   --------
                                            --------  --------   --------
    Units outstanding at
     March 31, 1996                           28,153     4,558     32,711
                                            --------  --------   --------
                                            --------  --------   --------

     See accompanying Notes to Condensed Consolidated Financial Statements

                        DUKE REALTY LIMITED PARTNERSHIP
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the "Partnership") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Financial Statements.

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on
October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering ("1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

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

On September 29, 1994, the General Partner issued an additional
3,887,300 shares of Common Stock through an additional offering ("1994 Offering") and received net proceeds of $92.1 million. These proceeds were contributed to the Partnership in exchange for additional Units and were used by the Partnership to fund development and acquisition costs of additional rental properties.

On May 23, 1995, the General Partner issued an additional 3,727,500 shares of Common Stock through another offering ("1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering were contributed to the Partnership in exchange for additional Units and were used by the Partnership to fund development and acquisition of additional rental properties.

On September 22, 1995, the Partnership issued $150 million of unsecured notes through a debt offering ("Debt Offering"). A portion of the proceeds of the Debt Offering was used to reduce amounts outstanding on its unsecured line of credit and other mortgage debt and to fund development and acquisition of additional rental properties.

On March 29, 1996, the General Partner issued an additional 4,000,000 shares of Common Stock through an additional offering ("1996 Offering") and received net proceeds of approximately $113.8 million. The General Partner contributed these proceeds to the Partnership in exchange for additional Units. These proceeds were used by the Partnership to pay down its unsecured line of credit which had been used to fund current development and acquisition costs.

2.   LINES OF CREDIT

The Partnership has a $150 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.625%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%. Outstanding borrowings as of March 31, 1996 under the $150 million and $7 million credit facilities were $11 million and $7 million, respectively.

3.   RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $681,000 and $656,000 for such services for the three months ended March 31, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.   RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5.   SUBSEQUENT EVENTS

On April 4, 1996, the General Partner issued an additional 400,000 shares of Common Stock in connection with the 1996 Offering related to the exercise of the Underwriters' over-allotment option. The net proceeds of $11.4 million were contributed to the Partnership and were used to pay down the balance on the Partnership's unsecured revolving line of credit.

On April 25, 1996, a quarterly distribution of $.49 per Unit was declared payable on May 31, 1996, to Unitholders of record on May 17, 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Partners
DUKE REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 1996, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the related statement of partners' equity for the three months ended March 31, 1996. These condensed consolidated financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG Peat Marwick LLP
Indianapolis, Indiana
April 19, 1996

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

In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 93.6% at March 31, 1996. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of March 31, 1996 and 1995 (in thousands, except percentages):


                           TOTAL         PERCENT  OF
                       SQUARE FEET    TOTAL SQUARE FEET      PERCENT OCCUPIED
                      -------------   -----------------     ------------------
TYPE                  1996      1995    1996      1995        1996       1995
- ----                  ----      ----    ----      ----        ----       ----

INDUSTRIAL
 Service Centers       2,970     2,051   13.32%    14.20%      94.60%    96.04%
 Bulk                 12,154     7,039   54.51%    48.74%      92.33%    94.08%

OFFICE
 Suburban              4,685     3,090   21.01%    21.40%      96.26%    90.68%
 CBD                     699       698    3.14%     4.83%      93.62%    87.29%
 Medical                 333       198    1.49%     1.37%      89.64%    98.71%
RETAIL                 1,456     1,366    6.53%     9.46%      93.73%    96.78%
                      ------    ------  ------    ------       -----     -----
 Total                22,297    14,442  100.00%   100.00%      93.55%    93.62%
                      ------    ------  ------    ------       -----     -----
                      ------    ------  ------    ------       -----     -----

RESULTS OF OPERATIONS

Following is a summary of the Partnership's operating results and property statistics for the three months ended March 31, 1996 and 1995 (in thousands, except number of properties and per Unit amounts):

                                                           1996       1995
                                                           ----       ----
Rental Operations revenue                                $36,537      $25,551
Service Operations revenue                                 4,346        3,835
Earnings from Rental Operations                           11,172        8,005
Earnings from Service Operations                           1,183        1,419
Operating income                                          11,434        8,593
Net income                                               $11,577      $ 8,874
Weighted average units outstanding                        28,686       24,388
Net income per unit                                      $  0.40      $  0.36
Number of in-service properties at end of period             215          136
In-service square footage at end of period                22,297       14,442
Under development square footage at end of period          2,891        2,991


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

RENTAL OPERATIONS

The Partnership increased its in-service portfolio of rental properties from 136 properties comprising 14.4 million square feet at March 31, 1995 to 215 properties comprising 22.3 million square feet at March 31, 1996 through the acquisition of 65 properties totaling 5.1 million square feet and the placement in service of 18 properties and three building expansions totaling
3.3 million square feet developed by the Partnership. The Partnership also disposed of four properties totaling 603,000 square feet. These 79 net additional rental properties primarily account for the $11.0 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 79 in-service rental properties.

The increase in equity in earnings of unconsolidated companies is due to the formation of a large joint venture on December 28, 1995. The Partnership formed this joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately
2.3 million square feet. Upon formation of the venture, the Partnership contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development and approximately $16.7 million of cash for a 50.1% interest in the joint venture with a total initial recorded investment of approximately $59.4 million. The Partnership accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

Interest expense increased by approximately $2.8 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Partnership's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii) fund development and acquisition of additional rental properties during the fourth quarter of 1995.

As a result of the above-mentioned items, earnings from rental operations increased $3.2 million from $8.0 million for the three months ended March 31, 1995 to $11.2 million for the three months ended March 31, 1996.

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 8.7% and 8.4% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Partnership's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and 1993, respectively.

The following table reflects the Partnership's lease expiration schedule as of March 31, 1996, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands):


                   INDUSTRIAL         OFFICE             RETAIL           TOTAL
                 ---------------    --------------    --------------   ---------------
YEAR OF          SQUARE             SQUARE            SQUARE           SQUARE
EXPIRATION       FEET   DOLLARS     FEET   DOLLARS     FEET   DOLLARS   FEET    DOLLARS
- ----------       ------ -------     ------ --------   ------  -------  ------   ---------
1996             1,656  $  5,598    344    $  3,356    54     $  548    2,054   $   9,502
1997             1,275     5,852    619       6,729    74        822    1,968      13,403
1998             2,356     8,957    652       6,934   113      1,187    3,121      17,078
1999             1,938     8,147    709       7,643   111      1,115    2,758      16,905
2000             1,865     8,289    644       8,024   123      1,383    2,632      17,696
2001             1,910     7,325    484       5,160    86        953    2,480      13,438
2002               217       963    640       6,647    88        784      945       8,394
2003                55       555    146       1,819    37        328      238       2,702
2004               857     3,260     89       1,042    13        126      959       4,428
2005               703     2,557    491       6,290   173      1,479    1,367      10,326
Thereafter       2,613     7,890  1,421      19,026   967      6,970    5,001      33,886
                ------   -------  -----     ------- -----    -------   ------    --------
Total Leased    15,445   $59,393  6,239     $72,670 1,839    $15,695   23,523    $147,758
                ------   -------  -----     ------- -----    -------   ------    --------
                ------   -------  -----     ------- -----    -------   ------    --------
Total Portfolio 16,653            6,559             1,975              25,188
                ------            -----             -----              ------
                ------            -----             -----              ------
Annualized net
effective rent
per square foot          $  3.84            $ 11.65          $  8.53             $   6.28
                         -------            -------          -------              -------
                         -------            -------          -------              -------

This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the placement in-service of the 2.9 million square feet of properties under development at March 31, 1996 over the next six quarters; (ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

SERVICE OPERATIONS

Service Operation revenues increased from $3.8 million to $4.3 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume.

Service Operation operating expenses increased from $2.4 million to $3.2 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Partnership and
(ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Partnership's owned properties for the quarter.

As a result of the above-mentioned items, earnings from Service
Operations decreased by approximately $236,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

OTHER INCOME (EXPENSE)

Interest income decreased from $474,000 for the three months ended March
31, 1995 to $344,000 for the three months ended March 31, 1996 primarily as a result of the temporary short-term investment of excess proceeds from the 1994 Offering which resulted in approximately $40 million of cash on hand at December 31, 1994.

NET INCOME

Net income for the three months ended March 31, 1996 was $11.6 million compared to net income of $8.9 million for the three months ended March 31, 1995. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $14.3 million and $15.9 million for the three months ended March 31, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to Unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the decrease in net cash provided by operating activities is the timing of cash receipts and payments related to the Partnership's third-party construction contracts. Excluding the impact of these construction contracts, net cash provided by operating activities increased from $13.6 million for three months ended March 31, 1995 to $15.9 million for the three months ended March 31, 1996. This increase is primarily due to, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $79.9 million and $35.0 million for the three months ended March 31, 1996 and 1995, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1995, $32.4 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $83.8 million. Included in the $83.8 million of net cash used by investing activities for the development and acquisition of rental properties is $53.3 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt. The buildings were 99% leased in the aggregate and are primarily located in a prime submarket on Cleveland's southside which has a vacancy rate of less than 5%. The acquisition included the purchase of the operations of an established Cleveland property management and development company that allowed the Partnership to immediately have a presence in the market. This acquisition positions the Partnership to immediately pursue additional industrial and suburban office development and acquisition opportunities in Cleveland. Also included in net cash provided by investing activities for the three months ended March 31, 1996 is the receipt of approximately $4.9 million of escrow deposits related to one of the Partnership's mortgage loans.

Net cash used by financing activities totaling $13.5 million for the three months ended March 31, 1995, is comprised mainly of distributions to Unitholders. In 1996, the General Partner received $113.8 million from the 1996 Offering. These proceeds were contributed to the Partnership in exchange for additional Units and were used to pay down amounts outstanding on the unsecured line of credit.

In March 1994, the Partnership obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Partnership replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. In January 1996, the Partnership increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. There were $11 million of borrowings outstanding under this line of credit as of March 31, 1996. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%. The current 30-day LIBOR rate as of April 22, 1996 was 5.4375%.

The General Partner and the Partnership currently have on file a Form
S-3 Registration Statement with the Securities and Exchange Commission ("Shelf Registration") which has remaining availability as of March 31, 1996 of approximately $210 million to issue additional common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at March 31, 1996 consists of notes totaling $450.4 million with a weighted average interest rate of 7.51% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $532,000 for the three months ended March 31, 1996. Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness (in thousands):

                     REPAYMENTS
            -----------------------------------       WEIGHTED AVERAGE
            SCHEDULED                                  INTEREST RATE OF
YEAR        AMORTIZATION   MATURITIES     TOTAL       FUTURE REPAYMENTS
- ----        ------------   ----------     -----       -----------------

1996        $  1,614       $  66,619      $  68,233      5.39%
1997           2,282          22,841         25,123      9.14%
1998           2,478          56,216         58,694      7.10%
1999           2,698            --            2,698      8.26%
2000           2,717           4,854          7,571      7.87%
2001           2,378          59,954         62,332      8.72%
2002           2,590          50,000         52,590      7.37%
2003             252          68,216         68,468      8.48%
2004             273            --              273      5.20%
2005             300         100,000        100,300      7.51%
Thereafter     4,072            --            4,072      5.20%
             -------        --------       --------
Total        $21,654        $428,700       $450,354
             -------        --------       --------
             -------        --------       --------


The 1996 maturities consist of $59.6 million of borrowings which mature in October through December as well as $7.0 million drawn on the Partnership's demand secured revolving credit facility. The Partnership currently intends to repay this mortgage debt through the issuance of either common or preferred equity by the General Partner or unsecured debt securities by the Partnership available under its Shelf Registration. The Partnership estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 2.6%. Of the 1998 maturities, $11 million represents the outstanding balance as of March 31, 1996 on the Partnership's unsecured line of credit.

The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.49 per Unit was declared on April 25, 1996 payable on May 31, 1996 to Unitholders of record on May 17, 1996, which represents an annualized distribution of $1.96 per Unit.

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

The following table reflects the calculation of the Partnership's FFO for the three months ended March 31, as follows (in thousands):


                                               1996      1995
                                             -------   -------
Net income                                   $11,577   $ 8,874
Add back:
  Depreciation and amortization                6,761     5,213
  Share of joint venture depreciation
   and amortization                              440        73
  Loss on property sales                          14      --
                                             -------   -------
FUNDS FROM OPERATIONS                        $18,792   $14,160
                                             -------   -------
                                             -------   -------
CASH FLOW PROVIDED BY (USED BY):
  Operating activities                       $14,305   $15,898
  Investing activities                       (79,865)  (34,976)
  Financing activities                        71,759   (13,544)

The increase in FFO for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the three months ended March 31, as follows (in thousands):

                                               1996      1995
                                             -------   -------
Rental operations:
  Original portfolio                         $15,050   $15,029
  Development                                  4,249     1,757
  Acquisitions                                 5,796     1,568
  Investments in unconsolidated companies      1,642       511
  Interest expense                            (7,967)   (5,145)
  Amortization of deferred financing fees       (285)     (379)
                                             -------   -------
    Net rental operations                     18,485    13,341
Service operations, net of minority interest     984     1,212
Other, net                                      (677)     (393)
                                             -------   -------
 FUNDS FROM OPERATIONS                       $18,792   $14,160
                                             -------   -------
                                             -------   -------

In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership adopted these changes effective January 1, 1996, and the calculation of FFO for the three months ended March 31, 1995 has been revised accordingly.

The calculation of FFO for the three months ended March 31, 1995 has also been revised to conform with the presentation of FFO for the three months ended March 31, 1996 which excludes amounts attributable to minority interests.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

TEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, strategic plans and other factors which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Partnership and the statements, reference is made to the Partnership's and the General Partner's other filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K dated January 12, 1996, as amended on March 22, 1996 on Form 8-K/A, was filed with the Commission to report under Item 5 the formation of a joint venture on December 28, 1995 with an institutional real estate investor.

A report on Form 8-K dated March 5, 1996, as amended on March 22, 1996 on Form 8-K/A, was filed with the Commission to report under Item 5 the acquisition of eight suburban office buildings and the operations of an established property management and development company in Cleveland, Ohio.

Exhibit 15.  Letter regarding unaudited interim financial information

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

     DUKE REALTY LIMITED PARTNERSHIP
     -------------------------------
     By:  Duke Realty Investments, Inc.,
          General Partner

                                                 Registrant

Date:  May 14, 1996                              /s/ Thomas L. Hefner
       -----------------------                   -----------------------------
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