Form 10-Q
period 1996-06-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1996-08-12
CIK 1003410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1996
                                      -------------
                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to      .
                                   ------  ------
- --------------------------------------------------------------------------------

     Commission File Number: 0-20625
                             -------

                         DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                      35-1898425
- -----------------------                      -----------------------

                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                        ---------------------------------
                         Indianapolis, Indiana    46240
                         ------------------------------
                           Telephone:  (317) 846-4700
                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

The number of Limited Partnership Units outstanding as of August 9, 1996 was 3,696,738.

                         DUKE REALTY LIMITED PARTNERSHIP

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE
- ------------------------------                                      ----

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
        June 30, 1996 (Unaudited) and December 31, 1995               2

     Condensed Consolidated Statements of Operations for the three
       and six months ended June 30, 1996 and 1995 (Unaudited)        3

     Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 1996  and 1995 (Unaudited)           4

     Condensed Consolidated Statement of Partners' Equity for
       the six months ended June 30, 1996 (Unaudited)                 5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                   6-7

     Independent Accountants' Review Report                           8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          9-17


PART II - OTHER INFORMATION
- ---------------------------


     Item 1.   Legal Proceedings                                      18
     Item 2.   Changes in Securities                                  18
     Item 3.   Defaults Upon Senior Securities                        18
     Item 4.   Submission of Matters to a Vote of Security Holders    18
     Item 5.   Other Information                                      18
     Item 6.   Exhibits and Reports of Form 8-K                       18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                         June 30,    December 31,
                                           1996          1995
                                       -----------   ------------
                                       (Unaudited)
ASSETS
- -------
Real estate investments:
 Land and improvements                 $  109,618    $   91,550
 Buildings and tenant improvements        848,128       712,614
 Construction in progress                  86,618        96,698
 Land held for development                 65,744        62,637
                                        ---------     ---------
                                        1,110,108       963,499
 Accumulated depreciation                 (69,250)      (56,335)
                                        ---------     ---------

   Net real estate investments          1,040,858       907,164

Cash and cash equivalents                     274         5,682
Accounts receivable from tenants,
  net of allowance of $554 and $624         4,163         5,184
Accrued straight-line rents, net of
  allowance of $841                         9,204         8,101
Receivables on construction contracts      12,367         9,462
Investments in unconsolidated companies    73,164        67,771
Deferred financing costs, net of
  accumulated amortization of $2,838
  and $2,072                                7,919         8,141
Deferred leasing and other costs,
  net of accumulated amortization
  of $6,614 and $4,959                     20,438        20,609
Escrow deposits and other assets           10,382        14,418
                                        ---------     ---------

                                       $1,178,769    $1,046,532
                                        =========     =========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Indebtedness:
 Mortgage debt                         $  281,856    $  259,820
 Unsecured notes                          150,000       150,000
 Lines of credit                                -        45,000
                                       ----------     ---------
                                          431,856       454,820

Construction payables and
  amounts due subcontractors               21,054        21,410
Accounts payable                            3,783         1,132
Accrued real estate taxes                  10,949        10,374
Accrued interest                            3,422         3,461
Other accrued expenses                      3,767         5,454
Other liabilities                           7,663         5,490
Tenant security deposits and
  prepaid rents                             4,362         3,872
                                       ----------     ---------
  Total liabilities                       486,856       506,013
                                       ----------     ---------

Minority interest                             495           298
                                       ----------     ---------
Partners' equity:
 General partner                          679,134       535,783
 Limited partners                          12,284         4,438
                                       ----------     ---------
  Total partners' equity                  691,418       540,221
                                       ----------     ---------

                                       $1,178,769    $1,046,532
                                        =========     =========

      See accompanying Notes to Condensed Consolidated Financial Statements
                                      - 2 -



                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                 Three months ended     Six months ended
                                     June 30,               June 30,
                                 -------------------    ----------------
                                  1996        1995       1996      1995
                                 ------      ------     ------    -------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $36,379    $26,663      $71,714   $51,775
  Equity in earnings of
   unconsolidated companies       1,345         31        2,547       470
                                 ------     ------       ------    ------
                                 37,724     26,694       74,261    52,245
                                 ------     ------       ------    ------
 Operating expenses:
  Rental expenses                 6,737      4,660       13,881     9,544
  Real estate taxes               3,299      2,365        6,507     4,290
  Interest expense                6,650      4,908       14,617    10,053
  Depreciation and amortization   9,111      5,511       16,157    11,103
                                 ------     ------       ------    ------
                                 25,797     17,444       51,162    34,990
                                 ------     ------       ------    ------
     Earnings from rental
       operations                11,927      9,250       23,099    17,255
                                 ------     ------       ------    ------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                           2,948      2,780        5,662     5,256
  Construction management and
    development fees              1,836      1,300        3,153     2,455
  Other income                      353        240          668       444
                                  ------    ------       ------    ------
                                  5,137      4,320        9,483     8,155
                                 ------     ------       ------    ------
 Operating expenses:
  Payroll                         2,382      1,900        4,617     3,644
  Maintenance                       421        310          717       546
  Office and other                  707        532        1,339       968
                                 ------     ------       ------    ------
                                  3,510      2,742        6,673     5,158
                                 ------     ------       ------    ------

     Earnings from service
      operations                  1,627      1,578        2,810     2,997
                                 ------     ------       ------    ------

General and administrative
 expense                         (1,043)      (812)      (1,964)   (1,643)
                                 -------    ------      -------   -------

     Operating income            12,511     10,016       23,945    18,609

OTHER INCOME (EXPENSE):
 Interest income                     264       376          608       850
 Earnings from property sales      1,618         -        1,604         -
 Minority interest in earnings
  of subsidiaries                   (243)     (237)        (430)     (430)
                                  ------    ------       ------    ------

     Net income                  $14,150   $10,155      $25,727   $19,029
                                  ======    ======       ======    ======
  Net income per unit            $   .43   $   .39      $   .83   $   .75
                                  ======    ======       ======    ======

Weighted average number of
 units outstanding                33,011    26,113       30,848    25,255
                                  ======    ======       ======    ======

      See accompanying Notes to Condensed Consolidated Financial Statements


                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Six months ended
                                                        June 30,
                                                -----------------------
                                                 1996             1995
                                                -------          ------
 Cash flows from operating activities:
 Net income                                     $25,727         $19,029
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation of buildings and
      tenant improvements                        13,839           9,337
     Amortization of deferred financing costs       603             584
     Amortization of deferred leasing and
       other costs                                1,715           1,182
     Minority interest in earnings of
      subsidiaries                                  430             430
     Straight-line rent adjustment               (1,544)         (1,264)
     Earnings from property sales                (1,618)              -
     Construction contracts, net                 (3,261)         11,443
     Other accrued revenues and expenses, net     3,713            (114)
     Equity in earnings in excess of distri-
      butions received from unconsolidated
      companies                                    (468)            (73)
                                                 ------         -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES   39,136          40,554
                                                 ------         -------
Cash flows from investing activities:
 Proceeds from property sales, net               35,482              38
 Rental property development costs              (60,452)        (56,238)
 Rental property recurring building
  improvements                                     (219)           (186)
 Acquisition of rental properties               (65,426)        (42,058)
 Acquisition of undeveloped land and
  infrastructure costs                           (6,832)         (7,150)
 Recurring tenant improvements                   (3,092)         (2,089)
 Recurring leasing costs                         (1,385)           (925)
 Other deferred costs and other assets            1,814          (3,274)
 Distributions received from unconsolidated
  companies                                       6,935               -
 Net investment in and advances to uncon-
  solidated companies                              (409)         (2,539)
                                                -------         -------
     NET CASH USED BY INVESTING ACTIVITIES      (93,584)       (114,421)
                                                -------         -------
Cash flows from financing activities:
   Contributions from general partner           126,083          82,273
   Proceeds from indebtedness                         -              51
   Payments on indebtedness                     (46,030)         (2,699)
   Distributions to partners                    (30,237)        (23,071)
   Distributions to minority interest              (233)           (458)
   Deferred financing costs                        (543)         (1,555)
                                                -------         -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES     49,040          54,541
                                                -------         -------

   NET DECREASE IN CASH AND CASH EQUIVALENTS     (5,408)        (19,326)
                                                -------         -------

Cash and cash equivalents at beginning of
 period                                           5,682          40,427
                                                -------          ------

Cash and cash equivalents at end of period     $    274         $21,101
                                                =======          ======


      See accompanying Notes to Condensed Consolidated Financial Statements

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                           General   Limited
                                           Partner   Partners     Total
                                           -------   --------   ---------

     Balance at December 31, 1995         $535,783   $ 4,438    $540,221

      Net  income                           22,241     3,486      25,727

      Acquisition of additional limited
       partnership interest by Duke
       Realty Investments, Inc.             21,141        -       21,141

      Capital contribution from Duke
       Realty Investments, Inc.            126,160        -      126,160

      Acquisition of property in
       exchange for limited
       partnership interest                      -     8,406       8,406

      Distributions to partners            (26,191)   (4,046)    (30,237)
                                           -------    ------     -------
     Balance at June 30, 1996             $679,134   $12,284    $691,418
                                           =======    ======     =======

     Units outstanding at June 30, 1996     29,320     3,697      33,017
                                           =======    ======     =======




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

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership")  was  formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering ( "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993
Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

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

On March 29, 1996, the General Partner issued 4,400,000 shares (includes 400,000 shares issued on April 4, 1996 related to the exercise of the Underwriters' over-allotment option) of Common Stock through an additional offering ( "1996 Offering") and received net proceeds of approximately $125.3 million. During the second quarter 1996, the General Partner implemented a direct stock purchase and dividend reinvestment plan and received $829,000 of net proceeds from the sale of 28,315 additional shares of Common Stock. The General Partner contributed these combined proceeds to the Partnership in exchange for additional Units. These proceeds were used by the Partnership to pay down its unsecured line of credit which had been used to fund current development and acquisition costs.

In April 1996, as a result of Unitholders exchanging their Units for shares of Common Stock of the General Partner pursuant to the Partnership Agreement, the General Partner acquired a portion of the minority interest in the Partnership through the issuance of 724,453 shares of Common Stock for a like number of Units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's Common Stock on the date of acquisition. The acquisition amount of $21.1 million was allocated to rental properties based on their estimated fair values.

2. LINES OF CREDIT

The Partnership has a $150 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.50%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus
 .75%. There were no outstanding borrowings under these facilities as of June 30, 1996.

3. RELATED  PARTY  TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.6 million and $1.3 million for such services for the six months ended June 30, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5. SUBSEQUENT EVENTS

On July 25, 1996, a quarterly distribution of $.51 per Unit was declared payable on August 30, 1996, to Unitholders of record on August 16, 1996.

In July 1996, the Partnership issued $40 million of unsecured debt at an interest rate of 7.28%. This debt matures in July 2000 and the proceeds were used to retire amounts outstanding on the Partnership's lines of credit.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------

  The Partners
  DUKE REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of June 30, 1996, the related condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, the related condensed consolidated statements of cash flows for the six months ended
  June 30, 1996 and 1995, and the related condensed consolidated statement of partners' equity for the six months ended June 30, 1996. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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




  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  August 5, 1996

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  --------

  The Partnership's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets.

  In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 92% at June 30, 1996. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of June 30, 1996 and 1995 (in thousands, except percentages):

                           Total        Percent of
                         Square Feet  Total Square Feet   Percent Occupied
                        ------------  ------------------  ----------------
        Type            1996    1995  1996          1995  1996        1995
        ----            ----    ----  ----          ----  ----        ----
      INDUSTRIAL
       Service Centers  2,971  2,167  12.80%      14.28%  93.62%    94.02%
       Bulk            12,926  7,151  55.67%      47.14%  90.50%    96.82%
      OFFICE
       Suburban         4,684  3,588  20.17%      23.65%  97.12%    93.92%
       CBD                699    699   3.01%       4.61%  81.29%    90.49%
       Medical            333    198   1.43%       1.31%  90.26%    98.71%
      RETAIL            1,606  1,366   6.92%       9.01%  92.98%    95.14%
                       ------ ------ -------     -------  ------    ------
             Total     23,219 15,169 100.00%     100.00%  92.13%    95.32%
                       ====== ====== =======     =======  ======    ======

  The decrease in occupancy from 1995 to 1996 can be attributed to the scheduled lease expiration of a 90,000 square foot tenant in a downtown Cincinnati office building and a recently acquired 358,000 square foot industrial facility that was unoccupied at June 30, 1996. In July 1996, the Partnership re-leased approximately 204,000 square feet of such industrial facility.

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.1% and 8.5% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Partnership's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and 1993, respectively.

  The following table reflects the Partnership's lease expiration schedule as of June 30, 1996, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

           Industrial         Office           Retail          Total
         ----------------  -------------   --------------  -------------
  Year
   of    Sq.               Sq.             Sq.             Sq.
  Exp.   Feet    Dollars   Feet   Dollars  Feet   Dollars  Feet    Dollars
  ----   ------  -------   ------ -------  ------ -------  ------  --------
  1996    1,005  $ 4,279      196 $ 1,836     26   $  250   1,227  $  6,365
  1997    1,311    5,889      638   6,877     77      843   2,026    13,609
  1998    2,270    8,544      651   6,894    111    1,162   3,032    16,600
  1999    1,953    8,213      737   7,998    115    1,159   2,805    17,370
  2000    1,871    7,320      654   8,193    119    1,359   2,644    16,872
  2001    2,335    8,961      556   5,869     92    1,026   2,983    15,856
  2002      321    1,379      651   6,896     88      784   1,060     9,059
  2003      105      814      150   1,815     36      328     291     2,957
  2004      865    3,322       89   1,043     13      126     967     4,491
  2005      703    2,557      496   6,313    173    1,479   1,372    10,349
  There-
   after  3,247   10,398    1,211  15,808   1,036   7,708   5,494    33,914
         ------   ------    ----- -------   -----  ------  ------   -------
  Total
  Leased 15,986  $61,676    6,029 $69,542   1,886 $16,224  23,901  $147,442
         ======   ======    =====  ======   =====  ======  ======   =======
  Total
  Port-
  folio  18,069             6,498           2,051          26,618
         ======             =====           =====          ======
  Annualized
  net effective
  rent per
  square foot    $  3.86         $ 11.53          $  8.60         $   6.17
                  ======          ======           ======          =======


  This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the completion of the 3.4 million square feet of properties under development at June 30, 1996 over the next five quarters; (ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

  RESULTS OF OPERATIONS
  ---------------------

  Following is a summary of the Partnership's operating results and property statistics for the three and six months ended June 30, 1996 and 1995 (in thousands, except number of properties and per unit amounts):

                                    Three months ended    Six months ended
                                         June 30,             June 30,
                                   --------------------  -----------------
                                    1996         1995      1996      1995
                                   ------      --------  --------  -------
   Rental Operations revenue      $37,724      $26,694    $74,261  $52,245
   Service Operations revenue       5,137        4,320      9,483    8,155
   Earnings from Rental
    Operations                     11,927        9,250     23,099   17,255
   Earnings from Service
    Operations                      1,627        1,578      2,810    2,997
   Operating income                12,511       10,016     23,945   18,609
   Net income                     $14,150      $10,155    $25,727  $19,029
   Weighted average units
    outstanding                    33,011       26,113     30,848   25,255
   Net income per unit            $  0.43      $  0.39    $  0.83  $  0.75
   Number of in-service
    properties at end of period       220          144        220      144
   In-service square footage at
    end of period                  23,219       15,169     23,219   15,169
   Under development square
    footage at end of period        3,400        3,382      3,400    3,382

                                     - 10 -

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS
  --------------------------------------------------------------
  ENDED JUNE 30, 1995
  -------------------

  Rental Operations
  -----------------

  The Partnership increased its in-service portfolio of rental properties from 144 properties comprising 15.2 million square feet at June 30, 1995 to 220 properties comprising 23.2 million square feet at June 30, 1996 through the acquisition of 60 properties totaling 4.9 million square feet and the completion of 18 properties and two building expansions totaling 3.4 million square feet developed by the Partnership. The Partnership also disposed of two properties totaling 226,000 square feet. These 76 net additional rental properties primarily account for the $11.0 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 76 in-service rental properties.

  The increase in equity in earnings of unconsolidated companies is due to the formation of a joint venture on December 28, 1995. The Partnership formed this joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Partnership contributed approximately
  1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development and approximately $16.7 million of cash for a 50.1% interest in the joint venture with a total initial recorded investment of approximately $59.4 million. In May 1996, the Partnership contributed a 600,000 square foot industrial building to the joint venture at an agreed value of $13.9 million and received a distribution of $6.935 million. The Partnership accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

  Interest expense increased by approximately $1.8 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Partnership's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995, ; and (iii)and to fund development and acquisition of additional rental properties during the fourth quarter of 1995.

  As a result of the above-mentioned items, earnings from rental operations increased $2.7 million from $9.2 million for the three months ended June 30, 1995 to $11.9 million for the three months ended June 30, 1996.

  Service Operations
  ------------------

  Service Operation revenues increased from $4.3 million to $5.1 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily as a result of increases in leasing fee revenue and construction management fee revenue because of an increase in construction volume.

  Service Operation operating expenses increased from $2.7 million to $3.5 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Partnership and (ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Partnership's owned properties for the quarter.

  As a result of the above-mentioned items, earnings from Service Operations remained stable at approximately $1.6 million for the three months ended June 30, 1996 and 1995.

  Other Income (Expense)
  ----------------------

  Interest income decreased from $376,000 for the three months ended June 30, 1995 to $264,000 for the three months ended June 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from the General Partner's equity offering in May 1995 which resulted in approximately $35 million of excess cash being invested through June 30, 1995.

  During the three months ended June 30, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Partnership recognized a gain of approximately $1.6 million on the sale. Proceeds from this sale are being reinvested in new developments and acquisitions in the Partnership's core markets.

  Net Income
  ----------

  Net income for the three months ended June 30, 1996 was $14.2 million compared to net income of $10.2 million for the three months ended June 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED
  ----------------------------------------------------------------
  JUNE 30, 1995
  -------------

  Rental Operations
  -----------------

  The expansion of the in-service rental property portfolio by 76 additional rental properties from June 30, 1995 to June 30, 1996 primarily accounts for the $22.1 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 76 in-service rental properties.

  The increase in equity in earnings of unconsolidated companies is due to the effect of the formation of Dugan Realty L.L.C. on December 28, 1995, as discussed previously.

  Interest  expense  increased  by  approximately  $4.5  million.   This
  increase was primarily because of the interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%.

  As a result of the above-mentioned items, earnings from rental operations increased $5.8 million from $17.3 million for the six months ended June 30, 1995 to $23.1 million for the six months ended June 30, 1996.

  Service Operations
  ------------------

  Service Operation revenues increased from $8.2 million to $9.5 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume.

  Service Operation expenses increased from $5.2 million to $6.7 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Partnership and (ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Partnership's owned properties for the six months ended June 30, 1996.

  As a result of the above-mentioned items, earnings from Service Operations decreased slightly from $3.0 million to $2.8 million for the six months ended June 30, 1995 and 1996, respectively.

  Other Income (Expense)
  ---------------------

  Interest income decreased from $850,000 for the six months ended June 30, 1995 to $608,000 for the six months ended June 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from the General Partner's equity offering in May 1995 which resulted in approximately $35 million of excess cash being invested through June 30, 1995.

  During the six months ended June 30, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Partnership recognized a gain of approximately $1.6 million on the sale.

  Net Income
  ----------

  Net income for the six months ended June 30, 1996 was $25.7 million compared to net income of $19.0 million for the six months ended June 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $39.1 million and $40.6 million for the six months ended June 30, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to Unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the decrease in net cash provided by operating activities is the timing of cash receipts and payments related to the Partnership's third-party construction contracts. Excluding the impact of these construction contracts, net cash provided by operating activities increased from $29.2 million for six months ended June 30, 1995 to $42.4 million for the six months ended June 30, 1996. This increase is primarily due to, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $93.6 million and $114.4 million for the six months ended June 30, 1996 and 1995, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from earnings from property sales. During the six months ended June 30, 1996, the Partnership sold two properties and a small parcel of land for net proceeds of $35.5 million. The sale of the John Alden Miami building accounted for $32.9 million of these proceeds. In 1995, $98.2 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $125.9 million. Included in the $125.9 million of net cash used by investing activities for the development and acquisition of rental properties is $53.3 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt. The buildings were 99% leased in the aggregate and are primarily located in a prime submarket on Cleveland's southside which has a vacancy rate of less than 5%. The acquisition included the purchase of the
  operations  of  an  established  Cleveland  property  management   and
  development partnership that allowed the Partnership to immediately have a presence in the market. This acquisition positions the Partnership to immediately pursue additional industrial and suburban office development and acquisition opportunities in Cleveland. Also included in net cash provided by investing activities for the six months ended June 30, 1996 is the receipt of approximately $4.9 million of escrow deposits related to one of the Partnership's mortgage loans classified as net cash provided from other deferred costs and other assets.

  Net cash provided by financing activities totaling $68.6 million for the six months ended June 30, 1995 is comprised mainly of the contribution of proceeds from the General Partner's equity offering in May 1995 net of distributions to Unitholders. In 1996, the Partnership received the contribution of $126.1 million from the General Partner's 1996 Offering and the dividend reinvestment plan which was used to pay down amounts outstanding on the unsecured line of credit.

  In March 1994, the Partnership obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Partnership replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. In January 1996, the Partnership increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. In July 1996, the borrowing rate was further reduced to LIBOR plus 1.50% as a result of an increase in the Partnership's investment grade debt rating from Moody's Rating Agency. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which have remaining availability as of June 30, 1996 of approximately $635 million to issue additional common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at June 30, 1996 consists of notes totaling $431.9 million with a weighted average interest rate of 7.55% maturing at various dates through 2018. The Partnership has $150 million of unsecured debt and $281.9 million of secured debt outstanding at June 30, 1996. Scheduled principal amortization of such debt totaled $1.0 million for the six months ended June 30, 1996.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness (in thousands):

                           Repayments
              ---------------------------------------
                                                        Weighted Average
              Scheduled                                 Interest Rate of
   Year       Amortization    Maturities      Total     Future  Repayments
   ----       ------------    ----------      -------   -----------------
   1996      $ 1,116            $ 59,619       60,735           5.28%
   1997        2,282              22,841       25,123           9.14%
   1998        2,478              45,216       47,694           7.13%
   1999        2,698                   -        2,698           8.26%
   2000        2,717               4,854        7,571           7.87%
   2001        2,378              59,954       62,332           8.72%
   2002        2,590              50,000       52,590           7.37%
   2003          252              68,216       68,468           8.48%
   2004          273                   -          273           5.20%
   2005          300             100,000      100,300           7.51%
   There-
    after      4,072                   -        4,072           5.20%
              ------             -------      -------
   Total     $21,156            $410,700     $431,856
              ======             =======      =======

  The 1996 maturities consist of $59.6 million of secured notes which mature in October through December. The Partnership currently intends to repay this mortgage debt through the issuance of unsecured debt securities available under its Shelf Registrations. The Partnership estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 2.0%.

  The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.51 per Unit was declared on July 25, 1996 payable on August 30, 1996 to Unitholders of record on August 16, 1996, which represents an annualized distribution of $2.04 per Unit.

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

  The following table reflects the calculation of the Partnership's FFO for the three and six months ended June 30 as follows (in thousands):

                               Three months ended     Six months ended
                                     June 30,             June 30,
                               -------------------    ------------------
                                1996         1995      1996        1995
                               ------       ------    ------      ------
   Net income                 $14,150      $10,155   $25,727     $19,029
   Add back:
    Depreciation and
     amortization               8,793        5,305    15,554      10,518
    Share of joint venture
     depreciation and
     amortization                 443           71       883         144
    Earnings from property
     sales                     (1,618)           -    (1,604)          -
                               ------       ------    ------      ------
   Funds From Operations      $21,768      $15,531   $40,560     $29,691
                               ======       ======    ======      ======
   Cash flow provided by (used by):
    Operating activities      $24,633      $24,905   $39,102    $ 40,797
    Investing activities      (13,719)     (79,456)  (93,584)   (114,421)
    Financing activities      (22,718)      82,158    49,041      68,603

  The increase in FFO for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the three and six months ended June 30 as follows (in thousands):

                               Three months ended     Six months ended
                                  June 30,                June 30,
                               --------------------    ----------------
                                1996          1995      1996      1995
                               ------        ------    ------    ------
     Rental operations:
      Original portfolio      $15,497       $14,787    $30,547  $29,816
      Development               4,290         2,371      8,539    4,128
      Acquisitions              6,857         2,576     12,653    4,144
      Investments in
       unconsolidated
       companies                1,788           102      3,430      613
      Interest expense         (6,650)       (4,908)   (14,617) (10,053)
      Amortization of deferred
       financing fees            (318)         (206)      (603)    (585)
                               ------        ------     ------   ------
       Net rental operations   21,464        14,722     39,949   28,063
       Service operations, net
       of minority interest     1,365         1,326      2,349    2,537
     Other, net                (1,061)         (517)    (1,738)    (909)
                               ------        ------     ------   ------
       FUNDS FROM OPERATIONS  $21,768       $15,531    $40,560  $29,691
                               ======        ======     ======   ======

  In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership adopted these changes effective January 1, 1996, and the calculations of FFO for the three and six months ended June 30, 1995 has been revised accordingly.

  The calculations of FFO for the three and six months ended June 30, 1995 have also been revised to conform with the presentation of FFO for the three and six months ended June 30, 1996 which exclude amounts attributable to minority interests.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

None

Item 2.  Changes in Securities
- ------------------------------

None

Item 3.  Defaults upon Senior Securities
- ----------------------------------------

None

Item 4.  Submission of  Matters to a Vote of Security Holders
- ------------------------------------------------------------

None

Item 5.  Other Information
- --------------------------

The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, budgets and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Duke Realty Limited Partnership to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Partnership and the statements contained herein, reference is made to the Partnership's and the General Partner's other filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

   DUKE REALTY LIMITED PARTNERSHIP
   -------------------------------
   By:  Duke Realty Investments, Inc.,
        General Partner                      Registrant




   Date:  August 9, 1996                /s/  Thomas L. Hefner
          --------------                --------------------------
                                        President and
                                         Chief Executive Officer



                                        /s/  Darell E. Zink, Jr.
                                        --------------------------
                                        Executive Vice President and
                                         Chief Financial Officer



                                        /s/  Dennis D. Oklak
                                        -------------------------
                                        Vice President and Treasurer
                                        (Chief Accounting Officer)