Form 10-Q
period 1996-09-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1996-11-12
CIK 1003410

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1996
                                        ------------------
                                  OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to       .
                                   ------     ------
     ------------------------------------------------------------

     Commission File Number: 0-20625
                             -------
                    DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

     Indiana                                       35-1898425
----------------------                       -----------------------
                Address of principal executive offices:

                  8888 Keystone Crossing, Suite 1200
                  -----------------------------------
                    Indianapolis, Indiana    46240
                    ------------------------------

                      Telephone:  (317) 846-4700
                     ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X    No
                       ----     ----

The number of Limited Partnership Units outstanding as of November 11, 1996 was 3,710,288.

                    DUKE REALTY LIMITED PARTNERSHIP

                                 INDEX

PART I - FINANCIAL INFORMATION                                     PAGE
-------------------------------                                    -----
ITEM 1.  FINANCIAL STATEMENTS
------------------------------
  Condensed Consolidated Balance Sheets as of
     September 30, 1996 (Unaudited) and December 31, 1995             2

  Condensed Consolidated Statements of Operations for the three
     and nine months ended September 30, 1996 and 1995 (Unaudited)    3

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1996  and 1995 (Unaudited)       4

  Condensed Consolidated Statement of Partners' Equity for
     the nine months ended September 30, 1996 (Unaudited)             5

  Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                     6-8

  Independent Accountants' Review Report                              9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                         10-17


PART II - OTHER INFORMATION
---------------------------


     Item 1. Legal Proceedings                                       18
     Item 2. Changes in Securities                                   18
     Item 3. Defaults Upon Senior Securities                         18
     Item 4. Submission of Matters to a Vote of Security Holders     18
     Item 5. Other Information                                       18
     Item 6. Exhibits and Reports on Form 8-K                        18

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS



           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)


ASSETS                                      SEPTEMBER  30,      December 31,
------                                           1996               1995
                                            --------------      -----------
                                            (UNAUDITED)

Real estate investments:
   Land and improvements                    $  131,048           $   91,550
   Buildings and tenant improvements           977,111              712,614
   Construction in progress                     43,041               96,698
   Land held for development                    66,018               62,637
                                             ---------            ---------
                                             1,217,218              963,499
   Accumulated depreciation                    (75,071)             (56,335)
                                             ---------            ---------
   Net real estate investments               1,142,147              907,164

Cash and cash equivalents                       11,904                5,682
Accounts receivable from tenants, net of
 allowance of $603 and $624                      4,414                5,184
Accrued straight-line rents, net of
 allowance of $841                              10,022                8,101
Receivables on construction contracts           12,972                9,462
Investments in unconsolidated companies         73,242               67,771
Deferred financing costs, net of accumulated
 amortization of $3,136 and $2,072               7,710                8,141
Deferred leasing and other costs, net of
 accumulated amortization of $7,560
 and $4,959                                     22,026               20,609
Escrow deposits and other assets                10,704               14,418
                                             ---------            ---------
                                            $1,295,141           $1,046,532
                                             =========            =========
   LIABILITIES AND PARTNERS' EQUITY
   ----------------------------------

Indebtedness:
   Secured debt                             $  263,882           $  259,820
   Unsecured notes                             190,000              150,000
   Unsecured line of credit                     12,000               45,000
                                             ---------            ---------
                                               465,882              454,820

Construction payables and amounts due
 subcontractors                                 25,447               21,410
Accounts payable                                 2,202                1,132
Accrued real estate taxes                       13,012               10,374
Accrued interest                                 1,100                3,461
Other accrued expenses                           6,210                5,454
Other liabilities                                7,814                5,490
Tenant security deposits and prepaid rents       6,705                3,872
                                             ---------            ---------
    Total liabilities                          528,372              506,013
                                             ---------            ---------

Minority interest                                  342                  298
                                             ---------            ---------
Partners' equity:
   General partner                             754,082              535,783
   Limited partners                             12,345                4,438
                                             ---------            ---------
      Total partners' equity                   766,427              540,221
                                             ---------            ---------

                                            $1,295,141           $1,046,532
                                             =========            =========




 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                              (UNAUDITED)

                                Three months ended     Nine months ended
                                    September 30,        September 30,
                                ------------------     -----------------
                                 1996        1995       1996       1995
                                ------      ------     ------     ------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $40,001     $ 28,923   $111,715   $ 80,698
  Equity in earnings of
   unconsolidated companies       1,447          175      3,994        645
                                 ------       ------    -------     ------
                                 41,448       29,098    115,709     81,343
                                 ------       ------    -------     ------
 Operating expenses:
  Rental expenses                 7,328        5,437     21,209     14,981
  Real estate taxes               3,451        2,515      9,958      6,805
  Interest expense                7,858        4,907     22,475     14,960
  Depreciation and amortization   7,075        6,297     23,232     17,400
                                 ------       ------    -------     ------
                                 25,712       19,156     76,874     54,146
                                 ------       ------    -------     ------

     Earnings from rental
      operations                 15,736        9,942     38,835     27,197
                                 ------       ------    -------     ------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                           3,027        3,023      8,689      8,279
  Construction management and
   development fees               1,744        1,763      4,897      4,218
  Other income                      271          340        939        784
                                 ------       ------    -------     ------
                                  5,042        5,126     14,525     13,281
                                 ------       ------    -------     ------
 Operating expenses:
  Payroll                         2,179        2,074      6,796      5,718
  Maintenance                       417          386      1,134        932
  Office and other                  619          525      1,958      1,493
                                 ------       ------    -------     ------
                                  3,215        2,985      9,888      8,143
                                 ------       ------    -------     ------

     Earnings from service
      operations                  1,827        2,141      4,637      5,138
                                 ------       ------    -------     ------

General and administrative
 expense                           (931)        (893)    (2,895)    (2,536)
                                 ------       ------    -------     ------

      Operating income           16,632       11,190     40,577     29,799

OTHER INCOME (EXPENSE):
 Interest income                   314           288        920      1,138
 Earnings (loss) from property
  sales                           (235)            -      1,369          -
 Minority interest in earnings
  of subsidiaries                 (268)         (306)      (698)      (736)
                                ------        ------     ------    -------

Net income                      16,443        11,172     42,168     30,201
Allocation to preferred units     (872)            -       (872)         -
                                ------        ------     ------     ------

Net income available for
 common units                  $15,571       $11,172   $ 41,296    $30,201
                                ======        ======    =======     ======
Net income per common unit     $   .47       $   .39   $   1.31    $  1.15
                                ======        ======    =======     ======

Weighted average number of
 common units outstanding       33,053        28,300     31,589     26,281
                                ======        ======    ========    ======


 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)


                                              Nine months ended September 30,
                                              -------------------------------
                                                 1996                 1995
                                              ----------           ----------


Cash flows from operating activities:
 Net income                                   $   42,168           $   30,201
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                  19,632               14,626
   Amortization of deferred financing costs          895                  901
   Amortization of deferred leasing and other
    costs                                          2,705                1,873
   Minority interest in earnings                     698                  736
   Straight-line rent adjustment                  (2,362)              (1,808)
   Earnings from property sales                   (1,369)                   -
   Construction contracts, net                       527               13,554
   Other accrued revenues and expenses, net        6,710                2,047
   Equity in earnings in excess of
    distributions received from
    unconsolidated companies                        (560)                (123)
                                                --------             --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     69,044               62,007
                                                --------             --------

Cash flows from investing activities:
  Rental property development costs              (95,384)             (79,868)
  Rental property recurring building
   improvements                                     (405)                (490)
  Acquisition of rental properties              (132,225)             (42,058)
  Acquisition of businesses                            -              (25,620)
  Acquisition of undeveloped land and
   infrastructure costs                          (11,187)             (21,498)
  Recurring tenant improvements                   (4,333)              (3,200)
  Recurring leasing costs                         (2,157)              (1,902)
  Other deferred costs and other assets               79               (6,902)
  Proceeds from property sales, net               36,657                   38
  Distributions received from unconsolidated
   companies                                       6,935                    -
  Net investment in and advances to
   unconsolidated companies                         (383)              (7,744)
                                                 -------              -------
    NET CASH USED BY INVESTING ACTIVITIES       (202,403)            (189,244)
                                                 -------              -------


Cash flows from financing activities:
  Contributions from general partner             201,447               96,452
  Proceeds from indebtedness                      40,000              150,051
  Borrowings on secured line of credit, net        7,000                    -
  Repayments on indebtedness including
   principal amortization                       (27,410)              (59,610)
  Repayments on unsecured line of credit, net   (33,000)                    -
  Distributions to partners                     (47,095)              (36,938)
  Distributions to minority interest               (654)                 (711)
  Deferred financing costs                         (707)               (2,832)
                                                -------               -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES   139,581               146,412
                                                -------               -------

    NET INCREASE IN CASH AND CASH EQUIVALENTS     6,222                19,175
                                                -------               -------

Cash and cash equivalents at beginning
 of period                                        5,682                40,427
                                                -------               -------

Cash and cash equivalents at end of period     $ 11,904              $ 59,602
                                                =======               =======



 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                            (IN THOUSANDS)
                              (UNAUDITED)


                                       General     Limited
                                       Partner     Partners     Total
                                      ---------    ---------   --------

Balance at December 31, 1995          $535,783     $  4,438    $540,221

   Net  income                          36,737        5,431      42,168

   Acquisition of additional limited
    partnership interest by Duke
    Realty Investments, Inc.            21,167            -      21,167

   Capital contribution from Duke
    Realty Investments, Inc.           201,560            -     201,560

   Acquisition of property in
    exchange for limited
    partnership interest                     -        8,406       8,406

   Distributions to partners           (41,165)      (5,930)    (47,095)
                                       -------      -------     -------

Balance at September 30, 1996         $754,082      $12,345    $766,427
                                       =======       ======     =======

Common units outstanding at
 September 30, 1996                     29,423        3,696      33,119
                                       =======       ======     =======

Preferred units outstanding at
 September 30, 1996                        300            -         300
                                       =======       ======     =======



 See accompanying Notes to Condensed Consolidated Financial Statements

                    DUKE REALTY LIMITED PARTNERSHIP
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the "Partnership") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Financial
Statements.

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on
October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering ("1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The
General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 common units of partnership interest in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 common units of limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

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

In March 1996, the General Partner issued 4,400,000 shares (includes 400,000 shares issued on April 4, 1996 related to the exercise of the Underwriters' over-allotment option) of Common Stock through an additional offering ("1996 Offering") receiving net proceeds of approximately $125.3 million. During the second quarter 1996, the General Partner implemented a direct stock purchase and
                                 - 6 -
dividend reinvestment plan and has received approximately $3.9 million of net proceeds from the sale of 129,140 shares of Common Stock. The General Partner contributed these combined proceeds to the Partnership in exchange for additional common units. These proceeds were used to pay down the Partnership's unsecured line of credit which had been used to fund the development and acquisition of additional rental properties.

In August 1996, the General Partner issued 300,000 shares of 9.10% Series A Cumulative Redeemable Preferred Shares ("the 1996 Preferred Offering") receiving net proceeds of approximately $72.3 million. On or after August 31, 2001, the Series A Preferred Shares may be redeemed for cash at the option of the General Partner, in whole or in part at a redemption price of $250.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series A Preferred Shares (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital shares of the General Partner, which may include other classes or series of preferred shares. The Series A Preferred Shares have no stated maturity, will not be subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the General Partner. Distributions on the Series A Preferred Shares will be cumulative from the date of original issue and will be payable quarterly on or about the last day of February, May, August and November of each year, commencing on December 2, 1996, at the rate of 9.10% of the liquidation preference per annum (equivalent to $22.75 per annum per share). The proceeds of the 1996 Preferred Offering were contributed to the Partnership in exchange for preferred units ("Preferred Units") and were used to retire existing secured debt as well as to fund the development and acquisition of additional rental properties.

In April 1996, as a result of certain Limited Partners exchanging their Common Units for shares of Common Stock of the General Partner pursuant to the Partnership Agreement, the General Partner acquired a portion of the minority interest in the Partnership through the issuance of 725,291 shares of Common Stock for a like number of Common Units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's Common Stock on the date of acquisition. The acquisition amount of $21.2 million was allocated to rental properties based on their estimated fair values.

2.     LINES OF CREDIT

The Partnership has a $150 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 1998 and bears interest payable at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3.     RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.5 million and $2.1 million for such services for the nine months ended September 30, 1996 and 1995, respectively.
Management believes the terms for such
services are equivalent to those available in the market. The
Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003.
The option price of each property was established at the date the option was granted.

4.     RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5.     SUBSEQUENT EVENTS

On October 24, 1996, a quarterly distribution of $.51 per Common
Unit was declared payable on November 29, 1996, to Common
Unitholders of record on November 15, 1996.

On October 24, 1996, a quarterly distribution was declared of $6.6354 per Preferred Unit for the period August 16, 1996 through November 30, 1996 which is payable on December 2, 1996 to the Preferred Unitholders of record on November 18, 1996.

In November 1996, the Partnership issued $50 million of unsecured debt at an interest rate of 7.14%. This debt matures in November 2004 and the proceeds were used to retire amounts outstanding on the Partnership's lines of credit.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
---------------------------------------

The Partners
DUKE REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 1996, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, and the related condensed consolidated statement of partners' equity for the nine months ended September 30, 1996. These condensed consolidated financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




KPMG Peat Marwick LLP
Indianapolis, Indiana
October 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Partnership's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets. In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 94.2% at September 30, 1996. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of September 30, 1996 and 1995 (in thousands, except percentages):

                       Total           Percent of
                    Square Feet     Total Square Feet     Percent Occupied
                 -----------------  -----------------    ------------------

   Type           1996       1995      1996    1995      1996        1995
  ------         ------     ------    ------  ------    ------      ------
  INDUSTRIAL
   Service
    Centers       3,047       2,328    11.74%   13.63%   93.94%     95.98%
   Bulk          14,296       8,750    55.08%   51.23%   94.03%     96.18%
  OFFICE
   Suburban       5,815       3,617    22.41%   21.18%   95.84%     92.58%
   CBD              699         699     2.69%    4.09%   85.20%     93.07%
   Medical          333         294     1.28%    1.72%   91.59%     89.20%
  RETAIL          1,766       1,392     6.80%    8.15%   95.05%     93.49%
                 ------      ------   -------  -------
   Total         25,956      17,080   100.00%  100.00%   94.23%     94.92%
                 ======      ======   =======  =======

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.0% and 9.6% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Partnership's renewal percentage averaged 82%, 65% and 73% in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of September 30, 1996 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


           Industrial         Office           Retail             Total
        ----------------  ----------------  ----------------  ----------------
Year of Square  Contract  Square  Contract  Square  Contract  Square  Contract
Expir.  Feet    Rent      Feet    Rent      Feet    Rent      Feet    Rent
------  ------  -------- ------  --------  ------  --------  ------  --------
1996        615 $ 2,711    104   $  960       17   $  133       736  $   3,804
1997      1,547   6,512    733    7,877       67      719     2,347     15,108
1998      2,373   9,075    691    7,200      115    1,208     3,179     17,483
1999      2,063   8,922    821    8,900      119    1,203     3,003     19,025
2000      2,000   7,814    725    8,965      124    1,421     2,849     18,200
2001      2,130   8,667    707    7,724      106    1,188     2,943     17,579
2002        327   1,438    694    7,347      106      994     1,127      9,779
2003         73     645    154    1,927       36      328       263      2,900
2004        865   3,397     92    1,079       13      126       970      4,602
2005      1,440   4,552    496    6,357      173    1,479     2,109     12,388
There-
after     2,873   8,699  1,257   15,750      802    6,233     4,932     30,682
         ------ -------  -----   ------    -----   ------    ------    -------
Total
Leased   16,306 $62,432  6,474  $74,086    1,678  $15,032    24,458   $151,550
         ======  ======  =====   ======    =====   ======    ======    =======

Total
 Port-
 folio   17,343          6,847             1,766             25,956
         ======          =====             =====             ======

Annualized net
 effective rent
 per square
      foot      $  3.83         $ 11.44           $  8.96             $   6.20
                 ======          ======            ======              =======

This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the three million square feet of properties under development at September 30, 1996 over the next six quarters. The three million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service         Square       Percent     Project    Stabilized
  Date               Feet         Leased      Costs      Return
  ----------------   -------      -------     --------   -----------

  4th Quarter 1996     778         66%        $ 38,922    11.8%
  1st Quarter 1997     541         34%          15,160    10.9%
  2nd Quarter 1997     631         64%          31,591    12.2%
  3rd Quarter 1997     930         84%          23,387    11.4%
  Thereafter           100         80%           8,923    12.6%
                     -----                     -------
                     2,980         66%        $117,983    11.8%
                     =====                     =======


RESULTS OF OPERATIONS
---------------------

Following is a summary of the Partnership's operating results and property statistics for the three and nine months ended September
30, 1996 and 1995 (in thousands, except number of properties and per unit amounts):
                                - 11 -


                                   Three months ended    Nine months ended
                                      September 30,        September 30,
                                   ------------------   -----------------
                                    1996         1995     1996       1995
                                   ------       ------   ------     ------
Rental Operations revenue          $41,448    $29,098    $115,709   $81,343
Service Operations revenue           5,042      5,126      14,525    13,281
Earnings from Rental Operations     15,736      9,942      38,835    27,197
Earnings from Service Operations     1,827      2,141       4,637     5,138
Operating income                    16,632     11,190      40,577    29,799
Net income available for common
 units                             $15,571    $11,172     $41,296   $30,201
Weighted average common units
 outstanding                        33,053     28,300      31,589    26,281
Net income per common unit         $   .47    $   .39     $  1.31   $  1.15

Number of in-service properties
 at end of period                      233        167         233       167
In-service square footage at end
 of period                          25,956     17,080      25,956    17,080
Under development square footage
 at end of period                    2,980      2,807       2,980     2,807


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------------------------------------

Rental Operations
------------------

The Partnership increased its in-service portfolio of rental properties from 167 properties comprising 17.1 million square feet at September 30, 1995 to 233 properties comprising 26.0 million square feet at September 30, 1996 through the acquisition of 50 properties totaling 5.0 million square feet and the completion of 18 properties and three building expansions totaling 4.1 million square feet developed by the Partnership. The Partnership also disposed of two properties totaling 226,000 square feet. These 66 net additional rental properties primarily account for the $12.3 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 66 in-service rental properties.

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

Interest expense increased by approximately $3.0 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Partnership's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995, ; and
(iii) and to fund development and acquisition of additional rental properties during the fourth quarter of 1995.

As a result of the above-mentioned items, earnings from rental operations increased $5.8 million from $9.9 million for the three months ended September 30, 1995 to $15.7 million for the three months ended September 30, 1996.

Service Operations
-------------------

Service Operation revenues remained stable at $5.0 million for the three months ended September 30, 1996 as compared to $5.1 million for the three months ended September 30, 1995. Service Operation operating expenses increased from $3.0 million to $3.2 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1995 and 1996.

As a result of the above-mentioned items, earnings from Service
Operations decreased from $2.1 million for the three months ended
September 30, 1995 to $1.8 million for the three months ended
September 30, 1996.

General and Administrative Expense
-----------------------------------

General and administrative expense remained stable at approximately $900,000 for the three months ended September 30, 1996 and 1995.

Other Income (Expense)
-----------------------

During the three months ended September 30, 1996, the Partnership recognized a loss of $235,000 on property sales. The majority of the loss related to additional closing costs paid related to a sale of a property in the second quarter of 1996. The year-to-date gain on the sale of this building is $1.4 million.

Net Income Available for Common Units
--------------------------------------

Net income available for common units for the three months ended September 30, 1996 was $15.6 million compared to net income available for common units of $11.2 million for the three months ended September 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS
ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------

Rental Operations
-----------------

The expansion of the in-service rental property portfolio by 66 additional rental properties from September 30, 1995 to September 30, 1996 primarily accounts for the $34.4 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 66 in-service rental properties.

The increase in equity in earnings of unconsolidated companies is due to the effect of the formation of Dugan Realty L.L.C. on December 28, 1995, as discussed previously.
                                - 13 -

Interest expense increased by approximately $7.5 million. This increase was primarily because of the interest expense on the $150 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%.

As a result of the above-mentioned items, earnings from rental operations increased $11.6 million from $27.2 million for the nine months ended September 30, 1995 to $38.8 million for the nine months ended September 30, 1996.

Service Operations
-------------------

Service Operation revenues increased from $13.3 million to $14.5 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume. Service Operation expenses increased from $8.1 million to $9.9 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1995 and 1996.

As a result of the above-mentioned items, earnings from Service
Operations decreased from $5.1 million to $4.6 million for the nine months ended September 30, 1995 and 1996, respectively.

Other Income (Expense)
---------------------

Interest income decreased from $1.1 million for the nine months ended September 30, 1995 to $920,000 for the nine months ended September 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from the General Partner's equity offering in May 1995 and a debt offering in September 1995 which resulted in excess cash balances being invested through September 30, 1995.

During the nine months ended September 30, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Partnership recognized a gain of approximately $1.4 million on the sale.

General and Administrative Expense
----------------------------------

General and administrative expense increased from $2.5 million for the nine months ended September 30, 1995 to $2.9 million for the nine months ended September 30, 1996 primarily as a result of increased state and local taxes due to the growth in revenues of the Partnership. Property advertising expense also increased due to the rapidly expanding size of the Partnership.


Net Income Available for Common Units
-------------------------------------

Net income available for common units for the nine months ended September 30, 1996 was $41.3 million compared to net income available for common units of $30.2 million for the nine months ended September 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $69.0 million and $62.0 million for the nine months ended September 30, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to Common Unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. Excluding the impact of the timing of cash receipts and payments related to the Partnership's third-party construction contracts, net cash provided by operating activities increased from $48.4 million for nine months ended September 30, 1995 to $68.5 million for the nine months ended September 30, 1996. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $202.4 million and $189.2 million for the nine months ended September 30, 1996 and 1995, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. During the nine months ended September 30, 1996, the Partnership sold two properties and three parcels of land for net proceeds of $36.7 million. The sale of the John Alden Miami building pursuant to a purchase option accounted for $32.9 million of these proceeds. In 1995, $147.5 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $227.6 million. Included in the $227.6 million of net cash used by investing activities for the development and acquisition of rental properties for the nine months ended September 30, 1996 is $44.9 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt and the issuance of $8.4 million of Limited Partner Units.

Net cash provided by financing activities totaling $146.4 million for the nine months ended September 30, 1995 is comprised mainly of the contribution of proceeds from the General Partner's $96.3 million equity offering in May 1995 and a $150 million unsecured debt offering in September 1995 net of distributions to Common Unitholders.

In March 1996, the Partnership received a contribution of $125.3 million from the General Partner's 1996 Offering which was used to pay down amounts outstanding on the unsecured line of credit. During the nine months ended September 30, 1996, the Partnership also received a contribution of $3.9 million from the General Partner related to the issuance of common stock under the General Partner's dividend reinvestment and optional stock purchase program. In August 1996, the Partnership received a contribution of $72.3 million from the General Partner's 1996 Preferred Offering. The Partnership used $25.8 million of these proceeds to pay off existing secured debt which was scheduled to mature in the fourth quarter of 1996 and the remainder to fund the development and acquisition of additional rental properties. In July 1996, the Partnership issued $40 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. These proceeds were used to fund third quarter development and acquisition activity.

In April 1995, the Partnership obtained a $100 million unsecured line of credit with a borrowing rate of LIBOR plus 2.00% which matures in April 1998. In January 1996, the Partnership increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. In September 1996, the borrowing rate was further reduced to LIBOR plus 1.25%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus
 .75%.

The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of November 11, 1996 of approximately $470 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total mortgage debt outstanding at September 30, 1996 consists of notes totaling $465.9 million with a weighted average interest rate of 7.70% maturing at various dates through 2014. The
Partnership has $202.0 million of unsecured debt and $263.9 million of secured debt outstanding at September 30, 1996.
Scheduled principal amortization of such mortgage debt totaled $1.6 million for the nine months ended September 30, 1996.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at September 30, 1996 (in thousands):

                        Repayments
           -------------------------------------------
                                                         Weighted Average
           Scheduled                                     Interest Rate of
 Year      Amortization     Maturities         Total     Future Repayments
 ----      ------------    -------------     ---------   -----------------
 1996        $   507       $ 40,853          $ 41,360            6.29%
 1997          2,303         24,216            26,519            9.15%
 1998          2,478         57,216            59,694            7.09%
 1999          2,698              -             2,698            8.28%
 2000          2,717         44,854            47,571            7.38%
 2001          2,378         59,954            62,332            8.72%
 2002          2,590         50,000            52,590            7.37%
 2003            252         68,216            68,468            8.48%
 2004            273              -               273            5.61%
 2005            300        100,000           100,300            7.51%
 Thereafter    4,077              -             4,077            5.61%
              ------        -------           -------
 Total       $20,573       $445,309          $465,882            7.70%
              ======        =======           =======


The 1996 maturities consist of a $33.9 million secured loan which was scheduled to mature in October 1996, as well as the outstanding balance on the Partnership's $7 million demand secured line of credit. The Partnership has extended the $33.9 million loan until April 1997 and intends to refinance the loan prior to April 1997.

The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.51 per Common Unit was declared on October 24, 1996 payable on November 29, 1996 to Common Unitholders of record on November 15, 1996, which represents an annualized distribution of $2.04 per Common Unit. A quarterly distribution of $6.6354 per Preferred Unit was declared on October 24, 1996 for the period August 16, 1996 through November 30, 1996 which is payable on December 2, 1996 to Preferred Unitholders of record on November 18, 1996.

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

The following table reflects the calculation of the Partnership's
FFO for the three and nine months ended September 30 as follows
(in thousands):

                                  Three months ended    Nine months ended
                                     September 30,        September 30,
                                 --------------------  -------------------
                                  1996          1995    1996         1995
                                 ------        ------  ------       ------
Net income available for common
 units                           $15,571     $11,172   $41,296    $30,201
Add back:
 Depreciation and amortization     6,783       5,981    22,337     16,499
 Share of joint venture
  depreciation and amortization      484          92     1,367        236
 (Earnings) loss from property
  sales                              235           -    (1,369)         -
                                  ------      ------    ------    -------
FUNDS FROM OPERATIONS            $23,073     $17,245   $63,631   $ 46,936
                                  ======      ======    ======    =======
CASH FLOW PROVIDED BY (USED BY):
 Operating activities            $29,942     $21,210  $ 69,044   $ 62,007
 Investing activities           (108,819)    (74,823) (202,403)  (189,244)
 Financing activities             90,540      77,809   139,581    146,412

The increase in FFO for the three and nine months ended September
30, 1996 compared to the three and nine months ended September 30, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership adopted these changes effective January 1, 1996, and the calculations of FFO for the three and nine months ended September 30, 1995 have been revised accordingly.

The calculations of FFO for the three and nine months ended September 30, 1995 have also been revised to conform with the presentation of FFO for the three and nine months ended September 30, 1996 which exclude amounts attributable to minority interests.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None

Item 2.  Changes in Securities
------------------------------

None

Item 3.   Defaults  upon  Senior Securities
-------------------------------------------

None

Item  4.   Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, budgets and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Duke Realty Limited Partnership to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; interest rates and other risks inherent in the real estate business. For further information on factors that could impact the Partnership and the statements contained herein, reference is made to the Partnership's and the General Partner's other filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibit 15.  Letter regarding unaudited interim financial information

Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DUKE REALTY LIMITED PARTNERSHIP
-------------------------------
By: Duke Realth Investments, Inc.,
    General Partner

                                                Registrant




Date:  November 11, 1996              /s/ Thomas L. Hefner
       -----------------              ----------------------------------
                                      President and
                                         Chief Executive Officer




                                      /s/ Darell E. Zink, Jr.
                                      ----------------------------------
                                      Executive Vice President and
                                       Chief Financial Officer




                                     /s/ Dennis D. Oklak
                                     ----------------------------------
                                     Vice President and Treasurer
                                     (Chief Accounting Officer)