Form 10-K
period 1996-12-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1997-03-19
CIK 1003410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for
     the fiscal year ended December 31, 1996
                           -----------------
               or
          / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the
     transition period from        to
                            ------    -------
     Commission file number       0-20625
                            ------------------

                            DUKE REALTY LIMITED PARTNERSHIP
     -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Indiana                       35-1898425
     --------------------------------------- -------------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)            Identification No.)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                   46240
     ----------------------------------------      -------------
     (Address of principal executive offices)        (Zip Code)
                                (317)  846-4700
                           -------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Title of each class:          Name of each exchange on which registered:
                None                              N/A
     --------------------          -----------------------------------
     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     LIMITED PARTNER UNITS


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.   Yes   X    No
                                              -----     ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $43,648,729 based on the last reported sale price of the common shares of Duke Realty Investments, Inc., into which Limited Partner Units are exchangeable, on March 7, 1997.

     The number of Limited Partnership Units outstanding as of March 7, 1997 was 3,309,758.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Part III incorporates by reference the Proxy Statement of Duke Realty Investments, Inc. related to the Annual Meeting of
     Shareholders to be held April 24, 1997.

                                TABLE OF CONTENTS

                                    FORM 10-K


          Item No.                                                   Page(s)
          --------                                                   -------
          PART I

           1.   Business..............................................1 -4
           2.   Properties............................................4 -13
           3.   Legal Proceedings.....................................13
           4.   Submission of Matters to a Vote of Security Holders...13

           PART II

           5.   Market for the Registrant's Equity and Related
                Security Holder Matters...............................13
           6.   Selected Financial Data...............................14
           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................14- 22
           8.   Financial Statements and Supplementary Data...........22
           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................22

           PART III

           10.  Directors and Executive Officers of the Registrant....23-25
           11.  Executive Compensation................................25
           12.  Security Ownership of Certain Beneficial Owners and
                Management............................................25
           13.  Certain Relationships and Related Transactions........25

           PART IV

           14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...........................................26-52

           Signatures.................................................53-54
           Exhibits

   When used in this Form 10-K Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to Duke Realty Investments, Inc.'s Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

                                     PART I

   ITEM 1.  BUSINESS

   Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership currently owning 88.9% of the partnership interest ("General Partner
   Units"). The remaining 11.1% of the Partnership is owned by limited partners ("Limited Partner Units" and, together with the General Partner Units, the "Common Units").

   The Partnership's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1996, it owned interests in a diversified portfolio of 266 rental properties comprising 31.2 million square feet (including 17 properties and one expansion comprising 3.8 million square feet under development). Substantially all of these properties are located in the Partnership's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee. In addition to its Rental Operations, the Partnership through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 8.7 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" for financial information of these industry segments. The Partnership conducts its Service Operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations. All references to the "Partnership" in this Form 10-K Report include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise. The Partnership has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

   The Partnership's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Decatur, Illinois; Detroit, Michigan; Nashville, Tennessee and St. Louis, Missouri. The Partnership had 480 employees as of December 31, 1996.

   BUSINESS STRATEGY

   The Partnership's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third-
   parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Partnership's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs and real estate partnerships, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership's significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

   The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Partnership also expects to utilize its approximately 1,200 acres of unencumbered land and its many business relationships with more than 2,800 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere in the Midwest. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   In 1995, the Partnership established a regional office in St. Louis and acquired 463,000 square feet of suburban office properties and 153 acres of land for the future development of industrial properties. In February 1996, the Partnership acquired a 782,000 gross square foot suburban office portfolio and the operating personnel of an independent real estate developer and operator in Cleveland. The Partnership intends to aggressively pursue the development and acquisition of additional rental properties in both the St. Louis and Cleveland markets.

   All of the Partnership's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Partnership's markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties. Based upon the current occupancy rates in the Partnership and competitive properties, the Partnership believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%;
   (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the General Partner and the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The General Partner and the Partnership have raised approximately $626 million through public debt and equity offerings during the three years ended December 31, 1996. Based on these offerings, the General Partner and the Partnership have demonstrated their abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership has a $150 million line of credit available for short-term fundings of development and acquisition of additional rental properties. The Partnership's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all Common and Preferred Units outstanding plus outstanding indebtedness) at March 7, 1997 was 25.3%. The market value of the Common and Preferred Units is assumed to be equal to the General Partner's market value of Common and Preferred Shares. The Partnership's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1996 were 2.62x and 2.20x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales. Debt service consists of interest expense and recurring principal amortization (excluding maturities)  and  excludes  amortization  of  debt  issuance  costs.  In computing the
   ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   OTHER

   The Partnership's operations are not dependent on a single or few customers as no single customer accounts for more than 2% of the Partnership's total revenue. The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

   For additional information regarding the Partnership's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Partnership's business segments see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   As  of  December  31,  1996,  the  Partnership  owns  an  interest  in  a
   diversified   portfolio   of  266  commercial   properties   encompassing
   approximately 31.2 million net rentable square feet (including 17 properties and one expansion comprising 3.8 million square feet under development) located primarily in five states and approximately 1,200 acres of land for future development. The properties are described on the following pages.

                            Partner-                       Net     Percent
                             ship's     Year      Land   Rentable  Occupied
Name/            Ownership   Owner-  Constructed/ Area     Area       at
Location         Interest    ship      Expanded  (Acres) (sq.ft.)  12/31/96
---------        ----------  -------  ----------- ------  ------   --------

IN-SERVICE
----------
INDUSTRIAL
----------

INDIANAPOLIS, INDIANA

PARK 100 BUSINESS PARK
Building 38          Fee      100%       1978      1.11    6,000     100%
Building 48          Fee       50%  [1]  1984      8.63  127,410     100%
Building 49          Fee       50%  [1]  1982      4.55   89,600     100%
Building 50          Fee       50%  [1]  1982      4.09   51,200     100%
Building 52          Fee       50%  [1]  1983      2.70   34,800     100%
Building 53          Fee       50%  [1]  1984      4.23   76,800     100%
Building 54          Fee       50%  [1]  1984      4.42   76,800     100%
Building 55          Fee       50%  [1]  1984      3.83   43,200     100%
Building 56          Fee       50%  [1]  1984     15.94  300,000     100%
Building 57          Fee       50%  [1]  1984      7.70  128,800     100%
Building 58          Fee       50%  [1]  1984      8.03  128,800     100%
Building 59          Fee       50%  [1]  1985      5.14   83,200     100%
Building 60          Fee       50%  [1]  1985      4.78   83,200      62%
Building 62          Fee       50%  [1]  1986      7.70  128,800     100%
Building 67          Fee       50%  [1]  1987      4.23   72,350     100%
Building 68          Fee       50%  [1]  1987      4.23   72,360     100%
Building 71          Fee       50%  [1]  1987      9.06  193,400     100%
Building 74          Fee   10%-50%  [2]  1988     12.41  257,400     100%
Building 76          Fee   10%-50%  [2]  1988      5.10   81,695     100%
Building 78          Fee   10%-50%  [2]  1988     21.80  512,777     100%
Building 79          Fee      100%       1988      4.47   66,000     100%
Building 80          Fee      100%       1988      4.47   66,000     100%
Building 83          Fee      100%       1989      5.34   96,000     100%
Building 84          Fee      100%       1989      5.34   96,000     100%
Building 85          Fee   10%-50%  [2]  1989      9.70  180,100     100%
Building 89          Fee   10%-50%  [2]  1990     11.28  311,600     100%
Building 91          Fee   10%-50%  [2]1990/1996   7.53  196,800     100%
Building 92          Fee   10%-50%  [2]  1991      4.38   45,917     100%
Building 95          Fee      100%       1993     15.23  336,000     100%
Building 96          Fee      100%       1994     27.69  553,900     100%
Building 97          Fee      100%       1994     13.38  280,800      80%
Building 98          Fee      100%     1968/1995  37.34  508,306     100%
Building 99          Fee       50%  [3]  1994     18.00  364,800     100%
Building 100         Fee      100%       1995      7.00  117,500     100%
Building 101         Fee       50%  [1]  1983      4.37   45,000      92%
Building 105         Fee       50%  [1]  1983      4.64   41,400     100%
Building 106         Fee       50%  [1]  1978      4.64   41,400     100%
Building 107         Fee      100%       1984      3.56   58,783      40%
Building 108         Fee       50%  [1]  1983      6.36   60,300      86%
Building 109         Fee      100%       1985      4.80   46,000      77%
Building 113         Fee       50%  [1]  1987      6.20   72,000     100%
Building 114         Fee       50%  [1]  1987      6.20   56,700      98%
Building 117         Fee   10%-50%  [2]  1988     13.36  135,600      99%
Building 120         Fee   10%-50%  [2]  1989      4.54   54,982      86%
Building 122         Fee      100%       1990      6.17   73,274     100%
Building 125         Fee      100%     1994/1996  13.81  195,080     100%
Building 126         Fee      100%       1984      4.04   60,100     100%
Building 127         Fee      100%       1995      6.50   93,600     100%
Building 128         Fee      100%       1996     14.40  322,000     100%
Building 129         Fee      100%       1996     16.00  320,000      54%
Building 130         Fee      100%       1996      9.70  152,000      73%
G'town Centre Bldg 1 Fee      100%       1987      5.85  111,883      51%
G'town Centre Bldg 2 Fee      100%       1987      5.81   72,120      95%
G'town Centre Bldg 3 Fee      100%       1987      5.10   45,536      56%

PARK FLETCHER
Building 2           Fee       50%  [1]  1970      1.31   20,160     100%
Building 4           Fee       50%  [1]  1974      1.73   23,000     100%
Building 6           Fee       50%  [1]  1971      3.13   36,180      75%
Building 7           Fee       50%  [1]  1974      3.00   41,900      80%
Building 8           Fee       50%  [1]  1974      2.11   18,000     100%


                           Partner-                        Net      Percent
                            ship's      Year       Land  Rentable   Occupied
Name/            Ownership  Owner-   Constructed/  Area    Area        at
Location         Interest    ship      Expanded   (Acres) (sq.ft.)  12/31/96
---------        --------   ------   -----------  ------  -------  --------


Building 14          Fee      100%       1978      1.39   19,480     100%
Building 15          Fee       50%  [1]  1979      5.74   72,800      93%
Building 16          Fee       50%  [1]  1979      3.17   35,200     100%
Building 18          Fee       50%  [1]  1980      5.52   43,950     100%
Building 21          Fee       50%  [1]  1983      2.95   37,224     100%
Building 22          Fee       50%  [1]  1983      2.96   48,635     100%
Building 26          Fee       50%  [1]  1983      2.91   28,340      53%
Building 27          Fee       25%  [1]  1985      3.01   39,178     100%
Building 28          Fee       25%  [1]  1985      7.22   93,880     100%
Building 29          Fee       50%  [1]  1987      7.16   92,044     100%
Building 30          Fee       50%  [1]  1989      5.93   78,568     100%
Building 31          Fee       50%  [1]  1990      2.62   33,029      85%
Building 32          Fee       50%  [1]  1990      5.43   67,297     100%

SHADELAND STATION
Buildings 204 & 205  Fee      100%       1984      4.09   48,600      100%

HUNTER CREEK BUSINESS PARK
Building 1           Fee   10%-50%  [2]  1989      5.97   86,500      100%
Building 2           Fee   10%-50%  [2]  1989      8.86  202,560      100%

HILLSDALE TECHNECENTER
Building 1           Fee       50%  [1]  1986      9.16    73,436     100%
Building 2           Fee       50%  [1]  1986      5.50    83,600     100%
Building 3           Fee       50%  [1]  1987      5.50    84,050     100%
Building 4           Fee      100%       1987      7.85    73,874     100%
Building 5           Fee      100%       1987      5.44    67,500      93%
Building 6           Fee      100%       1987      4.25    64,000     100%

Franklin Road        Fee      100%     1962,1971, 28.00   338,925      96%
 Business Center                        1974 [4]

Palomar Business     Fee      100%       1973      4.50    99,350     100%
 Center

Nampac               Fee      100%       1974      6.20    83,200     100%

NORTH AIRPORT PARK
Thomson Consumer     Fee       50%  [5]  1996     52.00   599,040     100%
 Electronics

6060 Guion Road      Fee      100%     1968/1974  14.05   175,840     100%
                                         /1977

4750 Kentucky Ave.   Fee      100%       1974     11.01   125,000     100%

4316 West Minnesota  Fee      100%       1970     10.40   121,465     100%

CARMEL, INDIANA
HAMILTON CROSSING
Building 1           Fee      100%       1989      4.70    51,825     100%

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 2           Fee      100%       1990      7.10    86,806      90%

LEBANON, INDIANA
LEBANON BUSINESS PARK
American Air Filter  Fee      100%       1996     10.40   153,600     100%
Little, Brown and    Fee       50% [5]   1996     31.60   500,455     100%
 Company

CINCINNATI, OHIO
PARK 50 TECHNECENTER
Building 20          Fee      100%       1987      8.37    96,000     100%
Building 25          Fee      100%       1989     12.20    78,328      91%

GOVERNOR'S POINTE
4700 Building        Fee      100%       1987      5.51    76,400      96%
4800 Building        Fee      100%       1989      7.07    80,000     100%
4900 Building        Fee      100%       1987      9.41    77,652     100%

                              Partner-                      Net    Percent
                               Ship's     Year     Land   Rentable Occupied
Name/             Ownership    Owner- Constructed/ Area     Area     at
Location          Interest     Ship     Expanded  (Acres) (sq.ft.)  12/31/96
---------         ----------  -------   ---------  ------  ------   -------


WORLD PARK
Building 5          Fee        100%       1987      5.00   59,700    100%
Building 6          Fee        100%       1987      7.26   92,400    100%
Building 7          Fee        100%       1987      8.63   96,000    100%
Building 8          Fee        100%       1989     14.60  192,000     78%
Building 9          Fee        100%       1989      4.47   58,800     91%
Building 11         Fee        100%       1989      8.98   96,000    100%
Building 14         Fee        100%       1989      8.91  166,400    100%
Building 15         Fee        100%       1990      6.50   93,600    100%
Building 16         Fee        100%       1989      7.00   93,600    100%
MicroAge            Fee         50%  [1]  1994     15.10  304,000    100%


ENTERPRISE BUSINESS PARK
Building 1          Fee        100%       1990      7.52   87,400     91%
Building 2          Fee        100%       1990      7.52   84,940    100%
Building A          Fee        100%       1987      2.65   20,888    100%
Building B          Fee        100%       1988      2.65   34,940     95%
Building D          Fee        100%       1989      5.40   60,322     71%

TRI-COUNTY BUSINESS PARK
Xetron              Fee         10%  [6]  1994     29.00  100,193    100%

FAIRFIELD BUSINESS CENTER
Building D          Fee        100%       1990      3.23   40,223     100%
Building E          Fee        100%       1990      6.07   75,600     100%

OTHER INDUSTRIAL - CINCINNATI
U.S. Post Office    Fee         40%  [7]  1992      2.60   57,886     100%
 Building
University Moving   Fee        100%       1991      4.95   70,000     100%
Creek Road Bldg I   Fee        100%       1971      2.05   38,715     100%
Creek Road Bldg II  Fee        100%       1971      2.63   53,210     100%
Cornell Commerce    Fee        100%       1989      9.91  167,695      93%
 Center
Mosteller Dist.     Fee        100%       1957 [8] 25.80  357,796      64%
 Center
Perimeter Park      Fee        100%       1991      2.92   28,100     100%
 Building A
Perimeter Park      Fee        100%       1991      3.84   30,000     100%
 Building B

COLUMBUS, OHIO
Pet Foods Bldg      Fee        100%    1993/1995   16.22  276,000     100%
MBM Building        Fee        100%       1978      3.98   83,000     100%

SOUTH POINTE BUSINESS CENTER
South Pointe A      Fee        100%       1995     14.06  293,824     100%
South Pointe B      Fee        100%       1996     13.16  307,200     100%


HEBRON, KENTUCKY
SOUTHPARK BUSINESS CENTER
Building 1          Fee        100%       1990     7.90    96,000      43%
Building 3          Fee        100%       1991    10.79   192,000     100%
CR Services         Fee        100%       1994    22.50   214,840     100%
Redken              Fee        100%       1994    28.79   166,400     100%
 Laboratories

LOUISVILLE, KENTUCKY
Dayco               Fee         50%  [1]  1995    30.00   282,539     100%


FLORENCE, KENTUCKY
Empire Commerce     Fee        100%    1973/1980  11.62   148,445     100%
 Center

DECATUR, ILLINOIS
PARK 101 BUSINESS CENTER
Building 3          Fee        100%       1979    5.76     75,600      79%
Building 8          Fee        100%       1980    3.16     50,400      84%

                                      -7-

[CAPTION]

                             Partner-                        Net    Percent
                              ship's     Year      Land    Rentable Occupied
Name/             Ownership   Owner-  Constructed/ Area      Area      at
Location          Interest     ship     Expanded  (Acres)  (sq.ft.) 12/31/96
---------         ----------  ------   ----------- ------   ------  --------

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 2          Fee       100%        1988     2.94     50,400     100%
Building 3          Fee       100%        1988     2.94     52,800     100%
Building 4          Fee       100%        1988     5.23     46,800      94%
Building 5          Fee       100%        1988     5.23     61,171      94%
Building 6          Fee       100%        1989    10.53    113,400     100%
Building 7          Fee       100%        1995     8.24     66,873     100%

Greenbriar          Fee       100%        1986    10.73    134,759      98%
 Business Park

Keebler Building    Fee       100%        1985     4.39     36,150     100%

MILWAUKEE, WISCONSIN
S.F. Music Box      Fee     33.33% [9]    1993     8.90    153,600     100%
 Building

ST. LOUIS, MISSOURI
I-70 Center         Fee       100%        1986     4.57     76,240      85%
1920 Beltway        Fee       100%        1986     4.44     70,000     100%
Interamerican       Fee       100%        1996    21.24    403,200      71%
Alfa Laval          Fee       100%        1996    12.76    129,500     100%


OFFICE
------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 34         Fee       100%        1979     2.00     22,272      89%
Building 116        Fee       100%        1988     5.28     35,700      84%
Building 118        Fee       100%        1988     6.50     35,700     100%
Building 119        Fee       100%        1989     6.50     53,300     100%
CopyRite Bldg       Fee        50%  [3]   1992     3.88     48,000     100%


WOODFIELD AT THE CROSSING
Two Woodfield       Fee       100%        1987     7.50     17,818      78%
 Crossing
Three Woodfield     Fee       100%        1989    13.30    259,777      94%
 Crossing

PARKWOOD CROSSING
One Parkwood        Fee       100%        1989     5.93    108,281     100%
Two Parkwood        Fee       100%        1996     5.96     93,300     100%

SHADELAND STATION
7240 Shadeland      Fee     66.67% [10]   1985     2.14     45,585      99%
 Station
7330 Shadeland      Fee       100%        1988     4.50     42,619     100%
 Station
7340 Shadeland      Fee       100%        1989     2.50     32,235     100%
 Station
7351 Shadeland      Fee       100%        1983     2.14     27,740     100%
 Station
7369 Shadeland      Fee       100%        1989     2.20     15,551     100%
 Station
7400 Shadeland      Fee       100%        1990     2.80     49,544     100%
 Station

KEYSTONE AT THE CROSSING
F.C. Tucker      Fee/Ground   100%        1978     N/A       4,840     100%
 Building        Lease [11]
3520 Commerce   Ground/Bldg.  100%        1976     N/A      30,000     100%
 Crossing        Lease [12]
8465 Keystone       Fee       100%        1983     1.31     28,298      93%

Community MOB       Fee       100%        1995     4.00     39,205     100%

CARMEL, INDIANA
CARMEL MEDICAL CENTER
Building I      Fee/Ground    100%        1985     N/A      40,060      77%
                 Lease [13]
Building II     Fee/Ground    100%        1989     N/A      39,973      94%
                 Lease [13]

[CAPTION]


                            Partner-                         Net    Percent
                             ship's      Year       Land   Rentable Occupied
Name/             Ownership  Owner-   Constructed/  Area     Area      at
Location          Interest    ship      Expanded   (Acres) (sq.ft.) 12/31/96
---------         ----------  ------   -----------  ------   -----  --------


GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 1           Fee       100%        1989     5.40     39,715      97%
Building 3           Fee       100%        1990     3.25     35,900     100%

St. Francis        Fee/Ground  100%        1995     N/A      95,579      85%
 Medical Building   Lease [14]

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's      Fee       100%        1986    10.79    200,584      97%
 Hill
8700 Governor's      Fee       100%        1985     4.98     58,617     100%
 Hill
8790 Governor's      Fee       100%        1985     5.00     58,177      95%
 Hill
8800 Governor's      Fee       100%        1985     2.13     28,700     100%
 Hill

GOVERNOR'S POINTE
4605 Governor's      Fee       100%        1990     8.00    175,485     100%
 Pointe
4705 Governor's      Fee       100%        1988     7.50    140,984     100%
 Pointe
4770 Governor's      Fee       100%        1986     4.50     76,037      94%
 Pointe

PARK 50 TECHNECENTER
SDRC Building        Fee       100%        1991    13.00    221,215     100%
Building 17          Fee       100%        1985     8.19     70,644      97%

DOWNTOWN CINCINNATI
311 Elm Street   Ground/Bldg.  100%      1902/1986   N/A     90,127     100%
                   Lease [15]               [16]
312 Plum Street      Fee       100%        1987     0.69    230,489      66%
312 Elm Street       Fee       100%        1992     1.10    378,786      97%

KENWOOD
Kenwood Commons      Fee       50%  [17]   1986     2.09     46,145     100%
 Building I
Kenwood Commons      Fee       50%  [17]   1986     2.09     46,434      96%
 Building II
Ohio National        Fee      100%         1996     9.00    212,125      98%


TRI-COUNTY
Triangle Office      Fee      100%      1965/1985  15.64    172,650      82%
 Park                                     [18]
Tri-County           Fee      100%      1971,1973, 11.27    102,166      82%
Office Park                             1982 [19]
Executive Plaza I    Fee      100%        1980      5.83     87,912      99%
Executive Plaza II   Fee      100%        1981      5.02     88,885     100%


BLUE ASH
West Lake Center     Fee      100%        1981     11.76    179,974      90%
Lake Forest Place    Fee      100%        1985     13.50    217,264      94%
Huntington Bank      Fee      100%        1986      0.94      3,235     100%
 Building

OTHER OFFICE - CINCINNATI
Fidelity Drive       Fee      100%        1972     8.34      38,000     100%
 Building
Franciscan        Fee/Ground  100%        1996      N/A      36,634     100%
 Health System    Lease[20]

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst       Fee      100%        1990     7.66     106,300     100%
 (Sterling 1)
4650 Lakehurst       Fee      100%        1990    13.00     164,639     100%
 (Litel)
5555 Parkcenter      Fee      100%        1992     6.09      83,971     100%
 (Xerox)
4700 Lakehurst       Fee      100%        1994     3.86      49,600     100%
(Indiana Insurance)
Sterling  2          Fee      100%        1995     3.33      57,660     100%
John Alden           Fee      100%        1995     6.51     101,112     100%
Cardinal Health      Fee      100%        1995    10.95     132,854     100%
Nationwide           Fee      100%        1996    17.90     315,102     100%
Sterling 3           Fee      100%        1996     3.56      64,500     100%
Metrocenter III      Fee      100%        1983     5.91      73,757     100%
Veterans             Fee      100%        1994     4.98     118,000     100%
 Administration
 Clinic
Scioto Corporate     Fee      100%        1987     7.58      57,251      98%
 Center

[CAPTION]


                            Partner-                        Net      Percent
                             ship's      Year      Land   Rentable   Occupied
Name/             Ownership  Owner-  Constructed/  Area     Area        at
Location          Interest    ship     Expanded   (Acres) (sq.ft.)   12/31/96
---------        ----------  ------   -----------  ------  ------    --------



CLEVELAND, OHIO
Rock Run - North     Fee      100%       1984       5.00    60,272      100%
Rock Run - Center    Fee      100%       1985       5.00    61,174      100%
Rock Run - South     Fee      100%       1986       5.00    63,107      100%
Freedom Square I     Fee      100%       1980       2.59    39,622      100%
Freedom Square II    Fee      100%       1987       7.41   115,156      100%
Corporate Plaza I    Fee      100%       1989       6.10   112,951      100%
Corporate Plaza II   Fee      100%       1991       4.90   103,638      100%
One Corporate        Fee      100%       1989       5.30    87,739       95%
 Exchange
Corporate Center I   Fee      100%       1985       5.33   104,402       77%
Corporate Center II  Fee      100%       1987       5.32    99,260       83%
Corporate Place      Fee      100%       1988       4.50    84,768       90%
Corporate Circle     Fee      100%       1983       6.65   120,444       98%


LIVONIA, MICHIGAN
SEVEN MILE CROSSING
38705 Seven Mile  Fee/Ground  100%       1988       N/A    113,066       96%
                  Lease [21]
38701 Seven Mile  Fee/Ground  100%       1989       N/A    132,153       99%
                  Lease [21]

ST. LOUIS, MISSOURI
Laumeier I           Fee      100%       1987       4.29   113,852       97%
Laumeier II          Fee      100%       1988       4.64   110,541      100%
Westview Place       Fee      100%       1988       2.69   114,722       99%
Westmark             Fee      100%       1987       6.95   123,889      100%

RETAIL
------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 32          Fee      100%       1978       0.82    14,504       79%
Building 121         Fee      100%       1989       2.27    19,716       76%

CASTLETON CORNER
Michael's Plaza      Fee      100%       1984       4.50    46,374      100%
Cub Plaza            Fee      100%       1986       6.83    60,136       95%

FORT WAYNE, INDIANA
Coldwater Crossing   Fee      100%       1990      35.38   246,365       88%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana        Fee      100%       1988       1.00     2,400      100%
 Bank Branch
Greenwood Corner     Fee      100%       1986       7.45    50,840       46%
 Shoppes

DAYTON, OHIO
Sugarcreek Plaza     Fee      100%       1988      17.46    77,940       93%


CINCINNATI, OHIO
Governor's Plaza     Fee      100%       1990      35.00   181,493      100%
King's Mall          Fee      100%       1990       5.68    52,661       98%
Shopping  Center I
King's Mall          Fee      100%       1988       8.90    67,725       93%
Shopping  Center II
Steinberg's          Fee      100%       1993       1.90    21,008      100%
Park 50 Plaza        Fee      100%       1989       2.20    18,000       43%
Kohl's               Fee      100%       1994      12.00    80,684      100%
Sports Unlimited     Fee      100%       1994       7.00    67,148      100%
Eastgate Square      Fee      100%     1990/1996   11.60    94,182      100%
Office Max           Fee      100%       1995       2.25    23,484      100%
Sofa Express -       Fee      100%       1995       1.13    15,000      100%
 Governor's Plaza
Bigg's               Fee      100%       1996      14.00   157,791      100%
 Supercenter

                            Partner-                        Net      Percent
                             ship's     Year       Land   Rentable   Occupied
Name/             Ownership  Owner-  Constructed/  Area     Area        at
Location           Interest  ship      Expanded   (Acres) (sq. ft.)  12/31/96
---------         ---------- ------   -----------  ------  ------    --------

BLOOMINGTON, ILLINOIS
Lakewood Plaza       Fee      100%       1987       11.23   87,010       92%

CHAMPAIGN, ILLINOIS
Market View          Fee      100%       1985        8.50   86,553       90%

COLUMBUS, OHIO
Galyans Trading      Fee      100%       1994        4.90   74,636      100%
 Company
Tuttle Retail        Fee      100%     1995/1996    13.44  144,244      100%
 Center

UNDER CONSTRUCTION
------------------
                              Partner-                         Net     Percent
                               ship's    Expected     Land  Rentable Pre-leased
                  Ownership    Owner-   In-Service    Area    Area       at
                  Interest     ship       Date      (Acres) (sq.ft.)  12/31/96
                 -----------  -------  -----------  ------ ---------  --------

INDUSTRIAL
----------

INDIANAPOLIS, INDIANA
PARK FLETCHER BUSINESS PARK
Building 33          Fee       50%  [1]  Jan-97       7.50   112,000     36%

PARK 100 BUSINESS PARK
Building 131         Fee      100%       May-97      21.00   404,900    100%
Building 96          Fee      100%       Mar-97       8.40   183,950    100%
 Expansion

NORTH AIRPORT PARK
Building 2           Fee      100%      May-97       22.50   377,280     34%

LEBANON, INDIANA
LEBANON BUSINESS PARK
Purity Wholesale     Fee      100%      Jul-97       32.60   556,248    100%
Pamida               Fee      100%      May-97       14.90   200,000    100%

HEBRON, KENTUCKY
Skyport Building I   Fee      100%      May-97       15.10   316,800      0%

CLEVELAND, OHIO
Mr. Coffee           Fee      100%      Aug-97       35.00   458,000    100%

EARTH CITY, MISSOURI
Earth City           Fee      100%      Feb-97       14.70   244,800      0%
 Building 52

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 8           Fee      100%      Sep-97      15.44     71,500      0%


OFFICE
------

INDIANAPOLIS, INDIANA
PARKWOOD CROSSING
Three Parkwood       Fee      100%      Jul-97       6.24    121,246     0%

RIVER ROAD
Software             Fee      100%      Jan-98       6.90    100,000    80%
 Artistry

COLUMBUS, OHIO
TUTTLE CROSSING
Parkwood Place       Fee      100%      Jun-97       9.08    156,000   100%
CompManagement       Fee      100%      Oct-97       4.46     67,841    59%

CLEVELAND, OHIO
Freedom Square III   Fee      100%      Jul-97       2.00     71,025     0%
Landerbrook          Fee      100%      Nov-97       8.00    106,571    21%


                            Partner-                          Net       Percent
                             ship's    Expected    Land     Rentable  Pre-leased
                  Ownership  Owner-   In-Service   Area      Area          at
                  Interest    ship       Date    (Acres)    (sq.ft.)   12/31/96
                  ---------- ------   ----------- ------     ------    --------

RETAIL
------

CINCINNATI, OHIO
Fountain Place       Fee      25% [22]   Sep-97     1.98     232,301    90%

FLORENCE, KENTUCKY
Sofa Express         Fee     100%         Jul-97      1.78      20,250   100%
                                                  --------  ----------
                                                  2,133.05  31,202,862
                                                  ========  ==========


[1] These buildings are owned by a limited liability company in which the Partnership is a 50.1% member. The Partnership shares in the profit or loss from such buildings in accordance with the Partnership's ownership interest. This limited liability company owns a 50% general partnership interest in Park Fletcher Buildings 27 and 28 and shares in the profit or loss from these buildings in accordance with the limited liability company's interest.

[2] These buildings are owned by a partnership in which the Partnership is a partner. The Partnership owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

[3] This building is owned in partnership with a tenant of the building. The Partnership owns a 50% general partnership interest in the partnership. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

[4]  This building was constructed in three phases; 1962, 1971 and 1974.

[5] This building was contributed to the limited liability company referenced in footnote [1] in 1996.

[6] This building is owned by a partnership in which the Partnership owns a 10% limited partnership interest. The Partnership shares in the cash flow from the building in accordance with such ownership interest.

[7] This building is owned by a limited partnership in which the Partnership has a 1% general partnership interest and a 39% limited partnership interest. The Partnership shares in the profit or loss from such building in accordance with the Partnership's ownership interest.

[8]  This building was renovated in 1996.

[9] This building is owned by a partnership in which the Partnership owns a 33.33% limited partnership interest. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

[10] The Partnership owns a 66.67% general partnership interest in the partnership owning this building. The Partnership shares in the profit or loss of this building in accordance with such ownership interest.

[11] The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

[12] The Partnership has a leasehold interest in this building with a lease term expiring May 9, 2006.

[13] The Partnership owns these buildings and has a leasehold interest in the land underlying these buildings, with the lease term expiring November 16, 2043.

[14] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

[15] The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring March 31, 2020. The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

[16] This building was renovated in 1986.

[17] These buildings are owned by a partnership in which the Partnership has a 50% general partnership interest. The Partnership shares in the profit or loss from such buildings in accordance with such ownership interest.

[18] This building was renovated in 1985.

[19] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

[20] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring June 2095.

[21] The Partnership owns these buildings and has a leasehold interest in the land underlying these buildings with a lease term expiring May 31, 2057.

[22] These buildings are owned through a limited liability company in which the partnership is a 25% member. The limited liability company will own a 57.5% interest in the Fountain Place retail project.


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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   SECURITY HOLDER MATTERS

   There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. Comparable cash distributions are expected in the future. As of March 1, 1997, there were 159 record holders of Common Units.

   On   January  30,  1997,  the  Partnership  declared  a  quarterly  cash distribution of $0.51 per Common Unit payable on February 28, 1997 to Common Unitholders of record on February 14, 1997.

                     1996  DISTRIBUTIONS     1995  DISTRIBUTIONS
                     -------------------     -------------------
   QUARTER ENDED
   -------------
   December 31            $  .51                  $  .49
   September 30              .51                     .49
   June 30                   .49                     .47
   March 31                  .49                     .47

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 1996. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Partnership and Item 8, the "Financial Statements and Supplementary Data" included in this Form 10-K. The historical operating data for the years ended December 31, 1996, 1995, 1994 and 1993 has been derived from the historical financial statements of the Partnership and the Predecessor Company. The historical operating data for the year ended December 31, 1992 has been derived from the historical financial statements of the Predecessor Company.

   (in thousands, except per share amounts)

                               1996       1995      1994      1993     1992
                               ----       ----      ----      ----     ----
   Results of Operations:
   Revenues:
    Rental Operations    $   162,160 $  113,641  $ 89,299  $ 33,648 $ 17,675
    Service Operations        19,929     17,777    18,473     5,654     -
                            --------   --------   -------  --------  -------
   Total Revenues        $   182,089 $  131,418  $107,772  $ 39,302 $ 17,675
                            ========   ========  ========  ======== ========
   Net Income (Loss)
    Available to Common
    Units                $    58,713 $   41,600  $ 32,968  $  6,670 $   (653)
                            ========   ========  ========  ======== =========
   Per Unit Data (1):
     Net Income (Loss)
      per Common Unit    $      1.84 $     1.55  $   1.54  $   1.02 $   (.32)
    Distributions per
     Common Unit                2.00       1.92      1.84      1.68     1.68
    Weighted Average
     Common Units
     Outstanding              31,980     26,791    21,467     6,540    2,045

   Balance Sheet Data:
    Total Assets          $1,362,399 $1,046,532  $775,884  $633,885 $121,881
    Total Debt            $  525,815 $  454,820  $298,640  $248,433 $ 80,707
    Total Preferred
     Partners' Equity     $   72,856        -        -         -        -
    Total Partners'
     Equity               $  769,269 $  540,221  $447,298  $349,695 $ 36,129
    Total Common Units
     Outstanding at
     end of year (1)          33,182     28,303    24,384    20,478    2,045

   Other Data:
    Funds From
     Operations (2)       $  87,434  $   64,846  $ 47,907  $ 13,474 $  3,764
    Cash Flow Provided
     by (Used by):
     Operating activities $  95,470  $   78,637  $ 51,856  $ 14,363 $  5,453
     Investing activities  (277,009)   (289,569) (116,227) (315,025)    (710)
     Financing activities   181,203     176,187    94,733   310,717   (4,952)

   (1)Information for 1993 and 1992 has been adjusted for the 1 for 4.2 reverse stock split of the Predecessor Company effected prior to the completion of the 1993 reorganization.

   (2)Funds From Operations, is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership adopted these changes effective January 1, 1996, and the calculations of FFO for the years ended December 31, 1995, 1994, 1993 and 1992 have been revised accordingly.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW
   --------
   The Partnership's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary
                                  - 14 -
   markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets. In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

   The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 92.0% the last two years and was 95.0% at December 31, 1996. The Partnership expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

   A new statistic that the Partnership started tracking in 1996 is Same Property Performance which compares those properties that were fully in-service for all of 1995 and 1996. Because of the rapid growth of the Partnership, this population of properties only represented about 42.2% of the in-service portfolio at year end. As a result of the loss of a 90,000 square foot downtown Cincinnati office tenant in 1996, along with the effects of a property tax reassessment in another downtown Cincinnati property, Same Property FFO increased only 1.1%. Without the decrease in the downtown Cincinnati portfolio, Same Property FFO increase for this portfolio would have been 2.7%.

   The   following   table   sets   forth   information   regarding   the
   Partnership's  in-service  portfolio  of  rental  properties   as   of
   December 31, 1996 and 1995 (square feet in thousands):

                         Total            Percent  of
                      Square Feet      Total Square Feet     Percent Occupied
                     ---------------   ------------------    ----------------
           Type      1996       1995      1996       1995      1996      1995
           ----      ----       ----      ----       ----      ----      ----
         INDUSTRIAL
            Service
            Centers   3,151     2,802      11.5%    14.0%      94.0%    94.7%
            Bulk     15,173    10,890      55.4%    54.3%      95.1%    96.5%
         OFFICE
           Suburban   6,319     3,874      23.1%    19.3%      96.6%    94.7%
           CBD          699       699       2.5%     3.5%      87.1%    92.3%
           Medical      370       332       1.3%     1.6%      92.8%    90.3%
         RETAIL       1,690     1,476       6.2%     7.3%      93.7%    93.8%
                     ------    ------     -----    -----
            Total    27,402    20,073     100.0%   100.0%      95.0%    95.4%
                     ======    ======     =====    =====

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.7% and 12.3% of the Partnership's occupied square footage is subject to leases expiring in 1997 and 1998, respectively, and (ii) the Partnership's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

   The following table reflects the Partnership's in-service lease expiration schedule as of December 31, 1996, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

              Industrial         Office           Retail          Total
              Portfolio        Portfolio         Portfolio       Portfolio
             --------------  --------------   --------------  ---------------
   Yr. of    Square          Square           Square          Square
   Exp.      Feet      Rent   Feet     Rent   Feet     Rent   Feet      Rent
   ------   -------  ------  ------  ------  -------- ------ ------    ------
   1997      2,003  $ 8,163    713  $ 7,357     73   $  744   2,789  $ 16,264
   1998      2,303    8,628    777    8,382    110    1,168   3,190    18,178
   1999      2,254    9,798    919    9,936    116    1,180   3,289    20,914
   2000      2,119    8,451    809    9,831    103    1,262   3,031    19,544
   2001      2,496    9,869    855    9,393    115    1,299   3,466    20,561
   2002        443    2,076    731    7,771    110    1,063   1,284    10,910
   2003        292    1,766    243    2,773     39      364     574     4,903
   2004        923    3,759     97    1,143     13      125   1,033     5,027
   2005      1,440    4,552    540    6,356    177    1,505   2,157    12,413
   2006      1,854    5,952    344    4,258      5       66   2,203    10,276
   There-
    after    1,263    4,141  1,030   13,439    722    6,120   3,015    23,700
            ------   ------  ------   ------ -----   ------  ------  -------
   Total
    Leased  17,390  $67,155  7,058  $80,639  1,583  $14,896  26,031  $162,690
            ======   ======  =====   ======  =====   ======  ======   =======
   Total
   Port-
   folio   18,324            7,388           1,690           27,402
           ======            =====           =====           ======
   Annualized net
   effective rent
   per square foot
   leased          $   3.86         $ 11.43          $ 9.41          $   6.25
                    =======          ======           =====            ======

   This stable occupancy, along with increasing rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
   (ii)  the  expansion  into  other attractive Midwestern  markets;  and
   (iii) the completion of the 3.8 million square feet of properties under development at December 31, 1996 over the next five quarters. The 3.8 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percentages):

     Anticipated                                 Estimated      Anticipated
     In-Service         Square       Percent      Project        Stabilized
     Date                Feet       Pre-Leased     Costs           Return
     ----------------  -------      ----------   ---------      -----------
     1st Quarter 1997      762         58%       $  21,309         11.6%
     2nd Quarter 1997    1,234         54%          39,976         11.6%
     3rd Quarter 1997    1,531         81%          50,827         11.1%
     4th Quarter 1997
      and thereafter       274         52%          28,240         12.3%
                         -----                     -------
                         3,801         66%        $140,352         11.6%
                         =====                     =======

   RESULTS OF OPERATIONS
   ---------------------

   A summary of the Partnership's operating results and property statistics for each of the years in the three-year period ended December 31, 1996 is as follows (in thousands, except number of properties and per Common Unit amounts):

                                          1996        1995       1994
                                         ------      ------     ------
    Rental Operations revenue           $162,160    $113,641   $89,299
    Service Operations revenue            19,929      17,777    18,473
    Earnings from Rental Operations       54,158      37,206    26,929
    Earnings from Service Operations       6,436       6,564     7,075
    Operating income                      56,541      40,526    30,743
    Net income available for common
     units                              $ 58,713   $  41,600   $32,968
    Weighted average common units
     outstanding                          31,980      26,791    21,467
    Net income per common unit          $   1.84   $    1.55   $  1.54

    Number of in-service properties
     at end of year                          249         201       127
    In-service square footage at
     end of year                          27,402      20,073    12,896
    Under development square footage
     at end of year                        3,801       3,448     2,362

   COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995
   --------------------------------------------------------------------------
   Rental Operations
   -----------------
   The   Partnership  increased  its  in-service  portfolio   of   rental
   properties from 201 properties comprising 20.1 million square feet at December 31, 1995 to 249 properties comprising 27.4 million square feet at December 31, 1996 through the acquisition of 34 properties totaling 3.4 million square feet and the placement in service of 16 properties and four building expansions totaling 4.1 million square feet developed by the Partnership.

   The Partnership also disposed of two properties totaling 182,000 square feet. These 48 net additional rental properties primarily account for the $48.5 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 48 in-service rental properties.

   Interest  expense  increased  by  approximately  $9.8  million.   This
   increase was primarily because of interest expense on the $150.0 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46% and were outstanding a full year in 1996 as compared to approximately three months in 1995. The Partnership also issued $90.0 million of unsecured debt under its medium-term note program in 1996 which bears interest at a weighted average rate of 7.20%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties during 1995 and 1996.

   As a result of the above mentioned items, earnings from rental operations increased $17.0 million from $37.2 million for the year ended December 31, 1995 to $54.2 million for the year ended December 31, 1996.

   Service Operations
   ------------------
   Service Operations revenues increased from $17.8 million to $19.9 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of increases in construction management fee revenue because of an increase in construction volume. Service Operations expenses increased from $11.2 million to $13.5 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1995 and 1996.

   As a result of the above-mentioned items, earnings from Service Operations decreased from $6.6 million to $6.4 million for the years ended December 31, 1995 and 1996, respectively.

   General and Administrative Expense
   ---------------------------------
   General and administrative expense increased from $3.2 million for the year ended December 31, 1995 to $4.1 million for the year ended December 31, 1996 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership. Property advertising expense as well as other administrative expenses also increased as a result of the expanding size of the Partnership.

   Other Income (Expense)
   ---------------------
   Interest income decreased from $1.7 million for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 as a result of the temporary short-term investment of a greater amount of excess proceeds from the 1995 debt and equity offerings compared to excess proceeds invested from the 1996 debt and equity offerings.

   During the year ended December 31, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility to John Alden
   Life Insurance Company in Miami, Florida pursuant to a purchase option contained in John Alden's original agreement to lease the building. The project was sold for approximately $32.9 million and the Partnership recognized a gain of approximately $1.6 million on the sale. The Partnership also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Units
   ------------------------------------
   Net income available for common units for the year ended December 31, 1996 was $58.7 million compared to net income available for common units of $41.6 million for the year ended December 31, 1995. This increase results primarily from the changes in the operating results of rental and service operations explained above.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994
   --------------------------------------------------------------------------
   Rental Operations
   -----------------
   The   Partnership  increased  its  in-service  portfolio   of   rental
   properties from 127 properties comprising 12.9 million square feet at December 31, 1994 to 201 properties comprising 20.1 million square feet at December 31, 1995 through the acquisition of 60 properties totaling 4.6 million square feet and the placement in service of 17 properties and two building expansions totaling 3.2 million square feet developed by the Partnership. The Partnership also disposed of
   three   properties  totaling  570,000  square  feet.  These   74   net
   additional rental properties primarily account for the $24.3 million increase in revenues from Rental Operations from 1994 to 1995.

   The increase from 1994 to 1995 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 74 in-service rental properties.

   Interest  expense  increased  by  approximately  $2.6  million.   This
   increase was primarily because of interest expense on the $150.0 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Partnership's unsecured line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii) fund development and acquisition of additional rental properties during the fourth quarter of 1995.

   As a result of the above mentioned items, earnings from rental operations increased $10.3 million from $26.9 million for the year ended December 31, 1994 to $37.2 million for the year ended December 31, 1995.

   Service Operations
   -----------------
   Earnings from Service Operations decreased by approximately $500,000 in 1995 as compared to 1994. This decrease results primarily from a decrease in construction fees even though total construction volume remained consistent. This decrease in fees resulted from certain contracts with above-market fees in 1994 which were not obtained in 1995. Property management, maintenance and leasing fees remained consistent from 1994 to 1995. Payroll expense decreased from 1994 to 1995 as a result of the allocation of a greater portion of these costs to the Partnership's Rental Operations segment. Other operating expenses did not change materially.

   Other Income (Expense)
   ---------------------
   Interest income increased from $1.1 million for the year ended December 31, 1994 to $1.7 million for the year ended December 31, 1995 as a result of the temporary short-term investment of excess proceeds from the 1995 debt and equity offerings.

   As part of its October 1993 acquisition of Duke Associates, the Partnership acquired an option to purchase an interest in an entity which provided telecommunication services to tenants in properties owned and managed by the Partnership. At the time the option was acquired, the option was not considered to have value because of recurring net operating losses by such entity. Subsequent to the acquisition of the option, the entity made changes in its operations, principally entering into new contracts for the purchase of telecommunication services and the provision of billing services, which significantly improved its operating results. As a result of these improvements in operating results, the entity entered into an agreement to sell its telecommunications business to an unaffiliated third party at an amount significantly in excess of the Partnership's option price. The net proceeds from the sale were then loaned to a subsidiary of the Partnership with a mortgage on certain property. The Partnership subsequently exercised its option to acquire the interest in this entity and recognized a gain of approximately $2.0 million based on the difference between its option price and the net proceeds received from the sale to the unaffiliated third-party. Such gain is included in earnings from property sales in 1994.

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended December 31, 1995 was $41.6 million compared to net income available for common units of $33.0 million for the year ended December 31, 1994. This increase results primarily from the changes in the operating results of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $95.5 million, $78.6 million and $51.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, represents the primary source of liquidity to fund distributions to unitholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations," the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

   Net cash used by investing activities totaling $277.0 million, $289.6 million and $116.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1996, $328.4 million was invested in the development and acquisition of additional rental properties and land held for development and $9.9 million was used for recurring building and tenant improvements and leasing costs. Included in the $328.4 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1996 is $44.5 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76.0 million which included the assumption of $23.1 million of mortgage debt and the issuance of $8.4 million of Common Units. Also in 1996, the Partnership sold two properties and several parcels of land and received $50.8 million of net sales proceeds. These proceeds were used to fund a portion of the 1996 development and acquisition activity. In 1995, $250.3 million was invested in the development and acquisition of additional rental properties and land held for development and $8.6 million was used for recurring building and tenant improvements and leasing costs. In 1994, $106.9 million was invested in the development and acquisition of additional rental properties and land held for development and $5.9 million was used for recurring building and tenant improvements and leasing costs.

   Net cash provided by financing activities totaling $181.2 million, $176.2 million and $94.7 million for the years ended December 31, 1996, 1995 and 1994, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In March 1996, the Partnership received $125.3 million of net proceeds from the General Partner's common stock offering which was used to pay down amounts outstanding on the unsecured line of credit. During 1996, the
   Partnership also received $5.5 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock
   Purchase and Dividend Reinvestment Plan. The Partnership used these net proceeds to fund the development and acquisition of additional rental properties. In August 1996, the Partnership received $72.3 million of net proceeds from the General Partner's preferred stock offering. In July 1996, the Partnership issued $40.0 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. In November 1996, the Partnership issued $50.0 million of unsecured debt under its medium-term note program. These notes mature in November 2004 and bear interest at 7.14%. The Partnership used the net proceeds from the preferred offering and the two medium-term note offerings to pay off approximately $82.5 million of existing secured debt which was scheduled to mature in the fourth quarter of 1996 or early 1997 and the remainder to fund the development and acquisition of additional rental properties. In 1995, the Partnership received $96.3 million of net proceeds from the General Partner's common stock offering and used the proceeds to fund development and acquisition of additional rental properties. In 1995, the Partnership also received $150.0 million from an unsecured debt offering and used the proceeds to retire outstanding mortgage indebtedness and to fund acquisition and development of additional rental properties. In 1994, the Partnership received $92.1 million of net proceeds from the General Partner's common stock offering and

   $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, the Partnership used $16.1 million to retire outstanding mortgage indebtedness, and the remainder primarily to fund development and acquisition of additional rental properties.

   The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. An analysis of the Partnership's recurring capital expenditures is as follows (in thousands):

                                    1996      1995      1994
                                   ------   -------    ------
         Tenant improvements       $6,048   $4,312     $3,056
         Leasing costs              3,032    3,519      2,407
         Building improvements        780      757        474
                                    -----    -----      -----
         Total                     $9,860   $8,588     $5,937
                                    =====    =====      =====

   The  Partnership  has  a  $150.0  million  unsecured  line  of  credit available to fund the development and acquisition of additional rental properties and to provide working capital as needed. This line of credit matures in April 1998 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. Borrowings of $24.0 million under this line of credit as of December 31, 1996 bear interest at an effective rate of 6.9375%. The Partnership also has a demand $10.0 million secured line of credit which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%. Borrowings of $10.0 million are outstanding on this line of credit at December 31, 1996 and bear interest at an effective rate of 6.23%. The current 30-day LIBOR rate as of March 3, 1997 is 5.4375%.

   The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1996 of $470.0 million to issue additional common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

   The total debt outstanding at December 31, 1996 consists of notes totaling $525.8 million with a weighted average interest rate of 7.55% maturing at various dates through 2017. The Partnership has $264.0 million of unsecured debt and $261.8 million of secured debt outstanding at December 31, 1996. Scheduled principal amortization of such debt totaled $2.1 million for the year ended December 31, 1996. A summary of the scheduled future amortization and maturities of the Partnership's indebtedness is as follows (in thousands):

                               Repayments
               -------------------------------------   Weighted Average
                 Scheduled                             Interest Rate of
   Year        Amortization    Maturities    Total     Future Repayments
   ----        ------------    ----------   --------   -----------------
   1997           $ 3,388      $ 10,000     $ 13,388        6.72%
   1998             4,410        70,590       75,000        7.07%
   1999             5,146        28,470       33,616        6.17%
   2000             3,227        44,853       48,080        7.38%
   2001             2,930        59,954       62,884        8.72%
   2002             3,189        50,000       53,189        7.36%
   2003               902        68,216       69,118        8.48%
   2004               978        50,000       50,978        7.15%
   2005             1,064       100,000      101,064        7.48%
   2006             1,160             -        1,160        7.46%
   Thereafter      17,338             -       17,338        7.61%
                  -------       -------      -------
          Total   $43,732      $482,083     $525,815        7.55%
                   ======       =======      =======

   The $10.0 million of maturities in 1997 represents the outstanding balance as of December 31, 1996 on the Partnership's demand secured line of credit.

   The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.51 per common unit was declared on January 30, 1997 which represents an annualized distribution of $2.04 per common unit.

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

   The following reflects the calculation of the Partnership's FFO for the years ended December 31 (in thousands):

                                           1996      1995      1994
                                         -------   --------  --------
   Net income available for
   common units                         $ 58,713   $ 41,600  $ 32,968
   Add back:
    Depreciation and
     amortization                         31,363     23,118    16,785
    Share of joint venture
     depreciation and amortization         1,890        411       352
    Earnings from property sales          (4,532)      (283)   (2,198)
                                         -------    -------  --------
   FUNDS FROM OPERATIONS                $ 87,434   $ 64,846  $ 47,907
                                         =======    =======   =======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                $ 95,470   $ 78,637  $ 51,856
    Investing activities                (277,009)  (289,569) (116,227)
    Financing activities                 181,203    176,187    94,733

   The increase in FFO for the three-year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

   In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Partnership adopted these changes effective January 1, 1996, and the calculations of FFO for the years ended December 31, 1995 and 1994 have been revised accordingly.

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

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership does not have any directors or officers. The information required by this Item for Directors and certain Executive Officers of the General Partner will be contained in a definitive proxy statement of Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   The following information is provided regarding the executive officers of the General Partner who do not serve as Directors of the General
   Partner:

   GARY A. BURK
    Age 45, President of Construction Services and Executive Vice President of Duke Services, Inc. - Mr. Burk joined the Partnership in 1979, and has been responsible for the Partnership's construction management operations since 1986.

   WILLIAM J. DEBOER
    Age  41,  Vice  President of Construction Services - Mr. DeBoer  joined
    the  Partnership  in  1983. Prior to that time, Mr.  DeBoer  was   with
    Tousley Bixler Construction, an Indianapolis general contractor.

   ROSS C. FARRO
    Age 53, Vice President, Cleveland Group - Mr. Farro joined the Partnership in January 1996 and is responsible for the Cleveland activities of the Partnership. Prior to joining the Partnership, Mr. Farro was an independent real estate developer and operator.

   ROBERT D. FESSLER
     Age 39, Vice President, Ohio Industrial Group - Mr. Fessler joined the Partnership in 1987 and is responsible for the Cincinnati industrial activities of the Partnership. Prior to joining the Partnership, Mr. Fessler was a leasing representative with Trammel Crow.

   JOHN R. GASKIN
     Age 35, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Partnership in 1990. Prior to joining the Partnership, Mr. Gaskin worked as an associate attorney in a mid-size Indianapolis, Indiana law firm.

   JAMES W. GRAY
    Age  36, Vice President, Cincinnati Office Group - Mr. Gray joined  the
     Partnership in 1989 and has been responsible for the Partnership's Cincinnati office activities since 1994. Prior to that time, Mr. Gray was Vice President and General Counsel of Brian Properties, Inc., a Chicago area commercial real estate developer.

   RICHARD W. HORN
     Age 39, Vice President of Acquisitions - Mr. Horn joined the Partnership in 1984. Mr. Horn is responsible for the acquisition activities of the Partnership and oversees the Nashville and Michigan operations of the Partnership.

   DONALD J. HUNTER
     Age 37, Vice President, Columbus Group - Mr. Hunter joined the Partnership in 1989 and is responsible for the Columbus activities of the Partnership. Prior to joining the Partnership, Mr. Hunter was with Cushman and Wakefield, a national real estate firm.

   STEVEN R. KENNEDY
     Age 40, Vice President of Construction Services - Mr. Kennedy joined the Partnership in 1986. Prior to that time, Mr. Kennedy was a Project Manager for Charles Pankow Builders, Inc.

   WAYNE H. LINGAFELTER
     Age 37, Vice President, Indiana Office Group - Mr. Lingafelter joined the Partnership in 1987 and is responsible for the Indiana office activities of the Partnership. Prior to that time, Mr. Lingafelter was with the management consulting firm of DRI, Inc.

   WILLIAM E. LINVILLE, III
     Age 42, Vice President, Industrial Group - Mr. Linville joined the Partnership in 1987 and is responsible for all industrial activities of the Partnership. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

   DAVID R. MENNEL
    Age 42, General Manager of Services Operations and President and Treasurer of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat, Marwick, Mitchell & Co. and the property development firm of Melvin Simon & Associates before joining the Partnership in 1978.

   MICHAEL L. MYRVOLD
     Age 41, Vice President, Retail Group - Mr. Myrvold joined the Partnership in 1995 and is responsible for retail activities of the Partnership. Prior to joining the Partnership, Mr. Myrvold was Vice President of Real Estate of the Melville Realty Co., Inc.

   JOHN M. NEMECEK
    Age 41, President of Asset / Property Management - Mr. Nemecek joined the Partnership in 1994. Prior to joining the Partnership, Mr. Nemecek was the Senior Vice President/Florida Division of Compass Real Estate.

   DENNIS D. OKLAK
     Age 43, Vice President and Treasurer - Mr. Oklak joined the Partnership in 1986 and has served as Tax Manager and Controller of Development. Prior to joining the Partnership, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins + Sells.

   JEFFREY G. TULLOCH
     Age 52, Vice President and General Manager, Cincinnati Group - Mr. Tulloch joined the Partnership in 1995 and is responsible for all Cincinnati activities of the Partnership. Mr. Tulloch was Senior Vice President of the Galbreath Company before joining the Partnership.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the General Partner, and persons who own more than 10% of the Limited Partner Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than 10% Limited Partner Unitholders are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Section 16(a) forms they file. To date, there have been no delinquencies in filing such reports.

   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 with respect to officers and directors of the General Partner will be contained in a definitive proxy statement for Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   ITEM   12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   The   Partnership  had  3,309,758  Limited  Partner  Units  which   were
   outstanding as of the close of business on March 7, 1997.

   The following table shows, as of March 7, 1997, the number and percentage of Limited Partner Units held by each person known to the Company who beneficially owned more than five percent of outstanding Limited Partner Units. Except as otherwise noted, all Limited Partner Units are held with sole power to vote and sole power of disposition.

                               Amount and Nature       Percentage of
   Beneficial Owner          of Beneficial Ownership  Limited Partner Units
   ------------------        -----------------------  ---------------------
   Thomas L. Hefner              1,350,811  (1)              40.81%
   Darell E. Zink, Jr.           1,341,815  (1)              40.54%
   Daniel C. Staton              1,260,547  (1)              38.09%
   John W. Wynne                 1,166,401  (1)              35.24%
   David R. Mennel               1,139,319  (2)              34.42%
   Gary A. Burk                  1,138,947  (3)              34.41%
   Ross C. Farro                   170,784                    5.16%
   DMI Partnership               1,061,058                   32.06%

   (1) Includes 1,061,058 Limited Partner Units owned by DMI Partnership, a partnership in which each of these individuals owns a 20.71% beneficial interest.

   (2) Includes 1,061,058 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Mennel owns a 7.50% beneficial interest.

   (3) Includes 1,061,058 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Burk owns a 7.51% beneficial interest.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 with respect to officers and directors of the General Partner will be contained in a definitive proxy statement for Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
   FORM 8-K

   (A)  DOCUMENTS FILED AS PART OF THIS REPORT.

    1. CONSOLIDATED FINANCIAL STATEMENTS:

       Index
       -----
       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1996 and 1995
       Consolidated Statements of Operations, Years Ended
        December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows, Years Ended
        December 31, 1996, 1995 and 1994
       Consolidated Statements of Partners' Equity,
        Years Ended December 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Index
       -----
       Schedule III - Real Estate and Accumulated Depreciation

       EDGAR Financial Data Schedule
       -----------------------------

       Exhibit 27 - Financial Data Schedule for year ended December 31, 1996 (EDGAR filing only)

       Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

      INDEPENDENT AUDITORS' REPORT

      To the Partners of
      Duke Realty Limited Partnership:

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



      KPMG PEAT MARWICK LLP
      Indianapolis, Indiana
      January 29, 1997

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      December 31,
                                             -----------------------------
                                                 1996             1995
                                             -------------   -------------
          ASSETS
          ------

     Real estate investments:
        Land and improvements                 $  140,391     $   91,550
        Buildings and tenant improvements      1,041,040        712,614
        Construction in progress                  44,060         96,698
         Land held for development                65,185         62,637
                                               ---------      ---------
                                               1,290,676        963,499
        Accumulated depreciation                 (82,207)       (56,335)
                                               ---------       --------
           Net real estate investments         1,208,469        907,164

     Cash                                          5,346          5,682
     Accounts receivable, net of allowance
      of $709 and $624                             5,255          5,184
     Accrued straight-line rents, net of
      allowance of $841                           10,956          8,101
     Receivables on construction contracts        12,859          9,462
     Investments in unconsolidated companies      79,362         67,771
     Deferred financing costs, net of
      accumulated amortization of $3,529
      and $2,072                                   8,127          8,141
     Deferred leasing and other costs, net
      of accumulated amortization
      of $8,239 and $4,959                        24,293         20,609
     Escrow deposits and other assets              7,732         14,418
                                               ---------      ---------
                                              $1,362,399     $1,046,532
                                               =========      =========
            LIABILITIES AND PARTNERS' EQUITY
            --------------------------------
     Indebtedness:
        Secured debt                          $  261,815     $  259,820
        Unsecured notes                          240,000        150,000
        Unsecured line of credit                  24,000         45,000
                                               ---------      ---------
                                                 525,815        454,820
     Construction payables and amounts
      due subcontractors                          23,167         21,410
     Accounts payable                              1,585          1,132
     Accrued real estate taxes                    14,888         10,374
     Accrued interest                              4,437          3,461
     Other accrued expenses                        6,935          5,454
     Other liabilities                             8,312          5,490
     Tenant security deposits and prepaid
      rents                                        7,611          3,872
                                               ---------      ---------
         Total liabilities                       592,750        506,013
                                               ---------      ---------
     Minority interest                               380            298
                                               ---------      ---------
     Partners' equity:
       General partner
        Common equity                            683,710        535,783
        Preferred equity                          72,856              -
                                               ---------      ---------
                                                 756,566        535,783
        Limited partners' common equity           12,703          4,438
                                               ---------      ---------
           Total partners' equity                769,269        540,221
                                               ---------      ---------
                                              $1,362,399     $1,046,532
                                               =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                Year ended December 31,
                                        ---------------------------------------
                                          1996           1995            1994
                                        -------         ------         --------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                   $156,392       $112,931        $88,243
        Equity in earnings of
         unconsolidated companies          5,768            710          1,056
                                         -------        -------        -------
                                         162,160        113,641         89,299
                                         -------        -------        -------
      Operating expenses:
         Rental expenses                  29,843         20,953         17,158
         Real estate taxes                14,244          9,683          8,256
         Interest expense                 31,344         21,462         18,920
         Depreciation and amortization    32,571         24,337         18,036
                                         -------        -------        -------
                                         108,002         76,435         62,370
                                         -------        -------         ------
          Earnings from rental
           operations                     54,158         37,206         26,929
                                         -------        -------         ------

     SERVICE OPERATIONS:
      Revenues:
       Property management, maintenance
        and leasing fees                  11,496         11,138         11,084
       Construction management and
        development fees                   6,895          5,582          6,107
       Other income                        1,538          1,057          1,282
                                          ------         ------         ------
                                          19,929         17,777         18,473
                                          ------         ------         ------
      Operating expenses:
        Payroll                            9,176          7,611          8,141
        Maintenance                        1,526          1,344          1,069
        Office and other                   2,791          2,258          2,188
                                         -------         ------         ------
                                          13,493         11,213         11,398
                                         -------         ------         ------
          Earnings from service
           operations                      6,436          6,564          7,075
                                         -------         ------         ------
     General and administrative expenses  (4,053)        (3,244)        (3,261)
                                         -------        -------         ------
          Operating income                56,541         40,526         30,743

     OTHER INCOME (EXPENSE):
      Interest income                      1,185          1,702          1,115
      Earnings from property sales         4,532            283          2,198
      Minority interest in earnings
       of subsidiaries                      (986)          (911)        (1,088)
                                         -------        -------        -------
          Net income                      61,272         41,600         32,968
      Dividends on preferred units        (2,559)             -              -
                                         -------        -------        -------
      Net income available to common
       units                            $ 58,713        $41,600        $32,968
                                         =======         ======         ======
      Net income per common unit        $   1.84        $  1.55        $  1.54
                                         =======         ======         ======
     Weighted average number of
      common units outstanding            31,980         26,791         21,467
                                         =======         ======         ======



          See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                Year ended December 31,
                                           ----------------------------------
                                             1996         1995         1994
                                           -------      -------      --------
     Cash flows from operating
      activities:
       Net income                        $   61,272     $41,600      $ 32,968
       Adjustments to reconcile
        net income to net cash
        provided by operating
        activities:
         Depreciation of buildings
          and tenant improvements            27,568      20,416        15,068
         Amortization of deferred
          financing costs                     1,208       1,218         1,251
         Amortization of deferred
          leasing and other costs             3,795       2,703         1,717
         Minority interest in earnings          986         911         1,088
         Straight-line rent adjustment       (3,536)     (3,198)       (2,307)
         Allowance for straight-line rent
          receivable                              -           -           748
         Earnings from property sales        (4,532)       (283)       (2,198)
         Construction contracts, net         (1,640)      8,722         2,405
         Other accrued revenues and expenses,
          net                                12,298       6,737         1,335
         Equity in earnings in excess of
          distributions received from
          unconsolidated companies           (1,949)       (189)         (219)
                                            -------      ------        ------
          NET CASH PROVIDED BY
           OPERATING  ACTIVITIES             95,470      78,637        51,856
                                            -------      ------        ------
     Cash flows from investing activities:
       Rental property development costs   (130,300)   (128,879)      (55,819)
       Acquisition of rental properties    (182,024)    (57,427)      (44,201)
       Acquisition of businesses                  -     (25,620)            -
       Acquisition of undeveloped land and
        infrastructure costs                (16,122)    (38,361)       (6,924)
       Recurring tenant improvements         (6,048)     (4,312)       (3,056)
       Recurring leasing costs               (3,032)     (3,519)       (2,407)
       Recurring building improvements         (780)       (757)         (474)
       Other deferred costs and other
        assets                                 (500)    (16,225)       (6,960)
       Proceeds from property sales, net     50,844       5,281         3,337
       Distributions received from
        unconsolidated companies             12,423           -             -
       Net investment in and advances to
        unconsolidated companies             (1,470)    (19,750)          277
                                            -------     -------       -------
        NET CASH USED BY INVESTING
         ACTIVITIES                        (277,009)   (289,569)     (116,227)
                                            -------     -------       -------

     Cash flows from financing
      activities:
       Contributions from general
        partner                             203,087      96,302       92,145
       Proceeds from indebtedness           142,200     150,051       61,504
       Payments on indebtedness
        including principal amortization    (84,677)    (60,030)     (16,149)
       Borrowings (repayments) on lines
        of credit, net                      (11,000)     45,000            -
       Distributions to partners            (65,986)    (50,807)     (39,514)
       Distributions to minority interest      (904)     (1,032)      (1,191)
       Deferred financing costs              (1,517)     (3,297)      (2,062)
                                            -------     -------      -------
        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                         181,203     176,187       94,733
                                            -------     -------      -------

        NET INCREASE (DECREASE) IN CASH        (336)    (34,745)      30,362

     Cash at beginning of year                5,682      40,427       10,065
                                            -------     -------      -------
     Cash  at  end of year                 $  5,346    $  5,682     $ 40,427
                                            =======     =======      =======


          See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)


                                      General Partner      Limited
                                   ---------------------   Partners'
                                    Common     Preferred   Common
                                    Equity     Equity      Equity      Total
                                   --------    ---------   -------   --------
    BALANCE AT DECEMBER 31, 1993   $348,038    $      -    $ 1,657   $349,695

      Net income                     26,216           -      6,752     32,968

      Capital contribution from
       Duke Realty Investments,
       Inc.                          92,171           -          -     92,171

      Acquisition of partnership
       interest for Common Stock
       of Duke Realty Investments,
       Inc.                          11,523           -          -     11,523

      Acquisition of property in
       exchange for Limited Partner
       Units                              -           -        455        455

      Distributions to partners
        ($1.84 per Common Unit)     (31,565)          -     (7,949)   (39,514)
                                    -------       -----     ------    -------
     BALANCE AT DECEMBER 31, 1994  $446,383     $     -    $   915   $447,298

      Net income                     35,070           -      6,530     41,600

      Capital contribution from
       Duke Realty Investments,
       Inc.                          96,433           -          -     96,433

      Acquisition of partnership
       interest for Common Stock
       of Duke Realty Investments,
       Inc.                             796           -          -        796

      Acquisition of property in
       exchange for Limited Partner
       Units                              -           -      4,901      4,901

      Distributions to partners
        ($1.92 per Common Unit)     (42,899)          -     (7,908)   (50,807)
                                    -------       -----     ------    -------
     BALANCE AT DECEMBER 31, 1995  $535,783      $    -    $ 4,438   $540,221

      Net income                     51,529       2,559      7,184     61,272

      Capital contribution from
       Duke Realty Investments,
       Inc.                         130,951      72,288          -    203,239

      Acquisition of partnership
       interest for Common Stock
       of Duke Realty Investments,
       Inc.                          21,627           -          -     21,627

      Acquisition of property in
       exchange for Limited Partner
       Units                              -           -       8,896     8,896

      Distributions to preferred
       unitholders                        -       (1,991)         -    (1,991)

      Distributions to partners
        ($2.00 per Common Unit)     (56,180)           -     (7,815)  (63,995)
                                    -------       ------     ------   -------
     BALANCE AT DECEMBER 31, 1996  $683,710      $72,856    $12,703  $769,269
                                    =======       ======     ======   =======

     COMMON UNITS OUTSTANDING AT
      DECEMBER 31, 1996              29,486                   3,696    33,182
                                    =======                  ======   =======
     Common Units outstanding at
      December 31, 1995              24,152                   4,151    28,303
                                    =======                  ======   =======
     Common Units outstanding at
      December 31, 1994              20,391                   3,993    24,384
                                    =======                  ======   =======

          See accompanying Notes to Consolidated Financial Statements.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (1)  THE PARTNERSHIP
           ---------------
      Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest ("General Partner Units") in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units") (together with the General Partner Units, the
      ("Common Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

      The  Partnership owns and operates a portfolio of industrial,  office and retail properties in the Midwest and provides real estate services to third-party property owners. The Partnership's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland and Columbus, Ohio; St. Louis, Missouri and Nashville, Tennessee.

      The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations.

      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
      PRINCIPLES OF CONSOLIDATION
      ---------------------------
      The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      RECLASSIFICATIONS
      -----------------
      Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      SEGMENT OPERATIONS
      ------------------
      The Partnership is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no material intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, construction receivables and other assets as of December 31, 1996 and 1995 were $20.7 million and $15.8 million, respectively. Capital expenditures related to Service Operations were $2.0 million, $1.5 million and $761,000 for the years ended December 31, 1996, 1995, and 1994, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

      REAL ESTATE INVESTMENTS
      -----------------------
      Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

      All direct and indirect costs, including interest and real estate taxes clearly associated with the acquisition, development,
      construction   or   expansion  of  real   estate   investments,   are
      capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.

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

      DEFERRED COSTS
      --------------
      Costs incurred in connection with financing or leasing are amortized on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate projects owned by the Partnership are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing. Prepaid interest is amortized to interest expense using the effective interest method over the terms of the related loans.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       REVENUES
       --------
       Rental Operations
       -----------------
       Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

       Service Operations
       ------------------
       Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as the project costs are incurred. Other income consists primarily of payroll reimbursements for on-site property management services.

       NET INCOME PER COMMON UNIT
       --------------------------
       Net income per common unit is calculated using the weighted average number of common units outstanding during the year. Common unit equivalents dilute net income per common unit by less than 3% and are
       not   considered   in  computing  weighted  average   common   units
       outstanding.

       FEDERAL INCOME TAXES
       --------------------
       As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------
       The fair values of the Partnership's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgage debt, unsecured notes payable, line of credit and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

       USE OF ESTIMATES
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (3)   RELATED PARTY TRANSACTIONS
            --------------------------
       The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers of the General Partner have continuing ownership interests. The Partnership was paid fees totaling $3.2 million, $2.8 million and $3.0 million for such services in 1996, 1995 and 1994, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

       (4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES
            ---------------------------------------
       The Partnership has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Partnership does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Partnership. In 1995, the Partnership acquired its unaffiliated partner's 50% interest in a joint venture which owned two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The Partnership accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner amounting to $24.4 million. In 1994, the Partnership acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property. The Partnership accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. The fair value of the property exceeds the Partnership's recorded investment. Also in
       1994, a partnership in which the Partnership owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners. At the date of dissolution, the Partnership had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Partnership received 71 acres of land held for development and the partnership was not required to repay the Partnership's loans and advances. The Partnership's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution. The fair value of the property exceeds the Partnership's recorded investment.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       On December 28, 1995, the Partnership formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Partnership contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development, at an agreed value of $50.8 million, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Partnership's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. The Partnership's joint venture partner contributed cash of $67.5 million which was equal to the agreed
       value   of   the   Partnership's  contribution.  The   total   cash
       contributed by the Partnership and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of the acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Partnership's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition. The Partnership completed the development of 1.1 million square feet of property in 1996 and contributed these properties to the joint venture at an agreed value of $24.9 million. The Partnership recorded its investment in the joint venture related to the additional contribution at its carrying value of $20.5 million. The joint venture partner contributed cash to the venture equal to
       49.9% of the agreed value of the properties contributed, $12.4 million, and this cash was distributed to the Partnership and reduced its recorded investment in the venture. The Partnership accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1996 and December 31, 1995 and for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                           1996         1995
                                        ---------    ---------
       Land, buildings and tenant
        improvements, net               $181,337     $155,628
       Land held for development           7,975        8,515
       Other assets                        7,874        4,742
                                         -------      -------
                                        $197,186     $168,885
                                         =======      =======

       Property indebtedness            $ 25,285     $ 28,185
       Other liabilities                   6,457        3,736
                                         -------      -------
                                          31,742       31,921
       Owners' equity                    165,444      136,964
                                         -------      -------
                                        $197,186     $168,885
                                         =======      =======

                                          1996       1995      1994
                                        -------    --------  --------
       Rental income                   $21,880      $3,398    $3,419
                                        ======       =====     =====
       Net income                      $ 9,761      $  363    $  224
                                        ======       =====     =====

       Investments in unconsolidated companies include $6.1 million and $6.0 million at December 31, 1996 and 1995, respectively, related to joint ventures accounted for on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $735,000, $521,000 and $837,000 in 1996, 1995 and 1994,
       respectively.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (5)    INDEBTEDNESS
              ------------

       Indebtedness at December 31 consists of the following (in thousands):

                                                         1996       1995
                                                       --------   --------

         Mortgage note with monthly payments of $668
          including principal and interest at 8.50%
          due in 2003                                  $ 77,381   $ 78,832

         Mortgage note with monthly payments of
          interest of $436 through August 1997.
          Thereafter, monthly payments of $471
          including principal and interest at
          8.72% due in 2001                              60,000     60,000

         Mortgage note with monthly payments
          at 30-day LIBOR + .75% with monthly
          principal payments ranging from
          $63 to $165 due in 1999                        32,700          -

         Mortgage note with monthly payments
          of interest at 7.25% due in 1998               25,500     25,500

         Mortgage note with monthly payments
          of $165 including principal and
          interest at 8.19% due in 2017                  19,500          -

         Three mortgage notes with monthly
          payments of interest at rates
          ranging from 5.29% to 5.44%
          due in 1996                                         -     59,619

         Mortgage note with monthly payments
          of $104 including principal and
          interest at 6.80% due in 1998                  15,423     15,619

         Mortgage notes with monthly payments
          in varying amounts including
          interest at rates ranging from
          5.55% to 10.25%  due in varying
          amounts through 2014                           21,311     20,250

         Demand secured line of credit with
          monthly payments of interest
          at 30-day LIBOR + .75%                         10,000          -
                                                        -------    -------
                  Total Secured Debt                    261,815    259,820

         Unsecured notes with semi-annual
          payments of interest at 7.28%
          due  in 2000                                   40,000          -

         Unsecured notes with semi-annual
          payments of interest at 7.25%
          (effective rate of 7.328%) due
          in 2002                                        50,000     50,000

         Unsecured notes with semi-annual
          payments of interest at 7.14%
          due in 2004                                    50,000          -

         Unsecured notes with semi-annual
          payments of interest at 7.375%
          (effective rate of 7.519%) due
          in 2005                                       100,000     100,000

         Unsecured line of credit with
          monthly payments of interest at
          30-day  LIBOR + 1.25% due in 1998              24,000      45,000
                                                        -------     -------

          Total Indebtedness                           $525,815    $454,820
                                                        =======     =======

     As of December 31, 1996, the $261.8 million of mortgage notes are collateralized by rental properties with a net carrying value of $523.2 million.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In April 1995, the Partnership obtained an unsecured line of credit in the aggregate amount of $100.0 million. The unsecured line of credit matures in April 1998. Borrowings under this line of credit required interest at 30-day LIBOR plus 2.00% as of December 31, 1995 (effective rate of 7.69%). In 1996, the Partnership increased its amount available under the unsecured line of credit to $150.0 million and reduced the borrowing rate to LIBOR plus 1.25% as of December 31, 1996 (effective rate of 6.75%).

     The Partnership has an interest rate swap agreement (the "Agreement") on $33.0 million of the Partnership's outstanding mortgage debt to effectively fix the interest rate on a portion of its floating rate debt. Under the Agreement, the Partnership pays or receives the difference between a fixed rate of 5.1875% and a floating rate of 30-day LIBOR plus .75% based on the notional principal amount of $33.0 million. The amount paid or received under the Agreement is included in interest expense on a monthly basis. The Agreement matures along with the related mortgage loan in December 1999. The Agreement will stay in place until maturity unless the 30-day LIBOR rate on the date of monthly repricing exceeds 6.25% which will cause a termination of the Agreement. The 30-day LIBOR rate at December 31, 1996 was 5.50%. The estimated fair value of the Agreement at December 31, 1996 was $312,000. The fair value was estimated by discounting the expected cash flows to be received under the Agreement using rates currently available for interest rate swaps of similar terms and maturities.

     At December 31, 1996, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year           Amount
                           ----         ---------
                           1997         $ 13,388
                           1998           75,000
                           1999           33,616
                           2000           48,080
                           2001           62,884
                           Thereafter    292,847
                                         -------
                                        $525,815
                                         =======

     Cash  paid  for  interest in 1996, 1995, and 1994 was  $35.5  million,
     $22.1 million, and $20.3 million, respectively. Total interest capitalized in 1996, 1995 and 1994 was $5.5 million, $4.2 million and $1.7 million, respectively.

     (6)  LEASING ACTIVITY
          ----------------
     Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 1996 are scheduled as follows (in thousands):

                               Year         Amount
                              ------      ---------

                               1997     $  155,206
                               1998        143,331
                               1999        125,743
                               2000        103,998
                               2001         84,363
                         Thereafter        406,453
                                         ---------
                                        $1,019,094
                                         =========

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $19.7 million, $12.7 million, and $10.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    (7)  EMPLOYEE BENEFIT PLANS
         ----------------------

     The Partnership maintains a profit sharing and salary deferral plan for the benefit of its full-time employees. The Partnership matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $328,000, $245,000 and $370,000 for the years ended 1996, 1995 and 1994, respectively.

     The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $1,193,000, $882,000 and $766,000 for 1996, 1995 and 1994, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

     (8) PARTNERS' EQUITY
         ----------------

     The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to the Partnership in exchange for additional Common Units, or in the case of the 1996 Preferred Stock Offering, Preferred Units. A summary of the public equity issuances by the General Partner during the three-year period ended December 31, 1996 is as follows (in thousands, except per share price):

                                            Offering Price
                            Shares Issued     Per Share      Net Proceeds
                            -------------   --------------   ------------
       Common Stock
       ------------
       1994 Offering            3,887         $  25.250        $ 92,171
       1995 Offering            3,728            27.375          96,273
       1996 Offering            4,400            30.125         125,251

       Preferred Stock
       ---------------
       1996 9.10% Dividend
        Rate                      300           $250.00         $72,288

     During the three years ended December 31, 1996, the General Partner acquired a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of common units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following acquisition amounts were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values (in thousands):

                                 Common
                                 Shares           Minority
                                 Issued        Interest Acquired
                                 ------        -----------------

                   1994           456             $11,524
                   1995            28                 796
                   1996           753              21,627

     In August 1996, the General Partner issued 300,000 shares of 9.10% Series A Cumulative Redeemable Preferred Shares receiving net proceeds of approximately $72.3 million which were contributed to the Partnership in exchange for a like number of Preferred Units. On or after August 31, 2001, the Series A Preferred Units may be redeemed for cash at the option of the General Partner, in whole or in part at a redemption price of $250.00 per unit plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series A Preferred Units (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital units of the Partnership, which may include other classes or series of preferred units. The Series A Preferred Units have no stated maturity, are not subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the General Partner or the Partnership. Distributions on the Series A Preferred Units are cumulative from the date of original issue and are payable quarterly on or about the last day of February, May, August and November of each year, commencing on December 2, 1996, at the rate of 9.10% of the liquidation preference per annum (equivalent to $22.75 per annum per unit).

     (9) STOCK BASED COMPENSATION
         ------------------------

     The  General  Partner  and  the Partnership  have  four  stock-based compensation plans, which are described below. The Partnership applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The Partnership does charge compensation costs against its income for its two performance based stock plans. If compensation cost for the Partnership's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Partnership's net income and earnings per unit would have been reduced to the pro forma amounts indicated below:

                                                 1996           1995
                                               -------        -------
          Net income         As reported       $58,713        $41,600
                             Pro forma         $58,564        $41,544

          Primary earnings   As reported       $  1.84        $  1.55
           per Common Unit   Pro forma         $  1.83        $  1.55

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.
                                      -41-

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Fixed Stock Option Plans
     ------------------------

     The Partnership has two fixed stock option plans, the Duke Realty Services 1993 Stock Option Plan (the "1993 Plan") and the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (the "1995 Plan"). Under the 1995 Plan, the General Partner and the Partnership are authorized to grant options to its employees for up to 558,400 shares of common stock, as well as up to an additional 400,000 shares to the extent grants under the 1993 Plan lapse, are forfeited or are otherwise terminated. The 1995 Plan was adopted in 1995, subject to shareholder approval, which approval was received in 1996. Under the 1993 Plan, the General Partner and the Partnership were authorized to grant options to its employees for up to 1,315,000 shares of common stock, of which 751,180 are outstanding as of December 31, 1996. Upon the approval of the 1995 Plan, no further grants are permitted under the 1993 Plan.

     Under both plans, the exercise price of each option equals the market price of the General Partner's stock on the date of grant, and each option's maximum term is ten years. Options granted under the 1993 Plan vest at 20% per year. Options granted under the 1995 Plan vest 50% at the end of the third year following the grant date, and 25% per year for each of the two succeeding years, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the General Partner.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996: Dividend yield of 6.0%; expected volatility of 19%; weighted average risk-free interest rates of 6.8% and 5.6% for 1995 and 1996 grants, respectively; and weighted average expected lives of 7.8 years and
     7.9 years for 1995 and 1996 grants, respectively.

     A summary of the status of the General Partner and the Partnership's two fixed stock option plans as of December 31, 1994, 1995 and 1996, and changes during the years ended on those dates is as follows:

                          1996                 1995                1994
                   -------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                              Average             Average             Average
                              Exercise            Exercise            Exercise
                   Shares     Price     Shares    Price     Shares    Price
                   ------     --------  ------    --------  ------    --------
     Outstanding,
      beginning of
      year         866,069    $24.958   681,500   $23.750  681,500     $23.75
     Granted       123,457    $32.125   225,469   $28.413        -     $    -
     Exercised        (100)   $25.875    (1,000)  $23.750        -     $    -
     Forfeited     (15,605)   $30.671   (39,900)  $23.872        -     $    -
                   -------              -------            -------
     Outstanding,
      end of year  973,821    $25.775   866,069   $24.958  681,500     $23.75
                   =======              =======            =======

     Options
      exercisable,
      end of year  411,540              262,200            136,300
                   =======              =======            =======

     Weighted-average
      fair value
      of options
      granted during
      the year     $ 3.925              $ 4.123
                    ======               ======

                                      -42-

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following table summarizes information about fixed stock options outstanding at December, 31, 1996:

                       Options Outstanding             Options Exercisable
                -----------------------------------  ------------------------
      Range        Number    Weighted Avg. Weighted     Number     Weighted
        of      Outstanding    Remaining     Avg.    Exercisable      Avg.
     Exercise       at        Contractual  Exercise       at       Exercise
      Prices     12/31/96        Life       Price      12/31/96      Price
     ---------  -----------  ------------- --------  -----------  ----------
     $23 - $24    642,900        6.76      $23.750     389,100      $23.750
     $25 - $31    214,620        8.46      $28.401      22,440      $26.298
     $32 - $33    116,301        9.08      $32.125           -            -
                  -------                              -------
     $23 - $33    973,821        7.41      $25.775     411,540      $23.889
                  =======                              =======


     Performance Based Stock Plans
     -----------------------------

     The Partnership has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in company stock. A maximum of 100,000 shares of the General Partner's stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the General Partner's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield". Dividend yield is the annualized dividend per share of the General Partner divided by the market price per share of the General Partner's common stock at the date of grant. DIUs are subject to the same vesting schedule as stock options issued under the 1995 Plan. The compensation cost that has been charged against income for the DIU Plan was $152,000 and $39,000 for 1996 and 1995, respectively. A summary of the status of DIUs granted by the Partnership is as follows:

                                   1996            1995
                                 -------         -------
         DIUs outstanding,
          beginning of year      110,469               -
         Granted                 123,457         110,469
         Exercised                     -               -
         Forfeited               (11,285)              -
                                 -------         -------
         DIUs outstanding,
          end of year            222,641         110,469
                                 =======         =======

         DIUs exercisable,
          end of year                  -               -
                                 =======         =======

     Under  the  1995  Shareholder  Value  Plan  (the  "SV  Plan"),   the
     Partnership may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the General Partner, and one-half is payable in cash. A maximum of 100,000 shares of the General Partner's common stock may be issued under the SV Plan.

     The initial dollar amount of each award granted under the SV Plan is adjusted upward or downward based on a comparison of the General Partner's cumulative total shareholder return for the three year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The award is not payable upon the employee's termination of employment for any reason other than retirement, death, disability or a change in control of the General Partner.

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following table summarizes information about the initial amount of SV Plan awards granted in 1995 and 1996:

                                         1996           1995
                                        ------         ------
       Amount of SVP initial awards,
        beginning of year              $456,080       $      -
       Granted                          521,165        456,080
       Awards paid                            -              -
       Forfeited                        (51,666)             -
                                        -------        -------
       Amount of SVP initial awards,
        end of year                    $925,579       $456,080
                                        =======        =======


     The Partnership believes that it is not possible to reasonably estimate the fair value of the General Partner's common stock to be issued under the DIU and SV Plans and, therefore, computes compensation cost for the Plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for the SV Plan was $361,000 and $152,000 for 1996 and 1995, respectively.

     3.  Exhibits

     Exhibit
     Number                             Description
     --------                           --------------

     4.1 Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership ("DRLP") is incorporated herein by reference to Exhibit 10.1 to the registration statement of Duke Realty Investments, Inc. on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement").

     4.2 First and Second Amendments to Amended and Restated Agreement of Limited Partnership of DRLP are incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Duke Realty Investments, Inc. for the year ended December 31, 1995 (File No. 1-9044)("DRE 10-K"), and the Third Amendment to Amended and Restated Agreement of DRLP is incorporated herein by reference to
          Exhibit 10 to the Report of Duke Realty Investments, Inc. on Form 8-K filed August 15, 1996.

     4.3 Indenture between DRLP and The First National Bank of Chicago, Trustee, and the First Supplement thereto, are incorporated by reference to Exhibits 4.1 and 4.2 to the report of Duke Realty Investments, Inc. on Form 8-K filed September 19, 1995 and the Second Supplement thereto, is incorporated herein by reference to
          Exhibit 4 to the report of Duke Realty Investments, Inc. on Form 8-K filed July 12, 1996.

     10.1 Second Amended and Restated Agreement of Limited Partnership of
          Duke   Realty   Services  Limited  Partnership   (the   "Services
          Partnership") is incorporated herein by reference to Exhibit 10.3 of the DRE 10-K.

     10.2 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

     10.3 Duke Realty Services Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

     10.4 Acquisition Option Agreement relating to certain properties not
          contributed   to   DRLP   by  Duke  Associates   (the   "Excluded
          Properties") is incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

     10.5 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

     10.6 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to DRLP is incorporated herein by reference to Exhibit 10.7 to the 1993 Registration Statement.

     10.7 Contribution  Agreement  for  certain  assets  and   contracts
          contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993 Registration Statement.

     10.8 Contribution Agreement for certain contracts contributed by Duke Associates to DRLP is incorporated herein by reference to Exhibit
          10.9 to the 1993 Registration Statement.

     10.9 Stock Purchase Agreement is incorporated herein by reference to
          Exhibit 10.10 to the 1993 Registration Statement.

     10.10 Indemnification Agreement is incorporated herein by reference to
           Exhibit 10.11 to the 1993 Registration Statement.

     10.11 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 of the DRE 10-K.

     10.12 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 of the DRE 10-K.

     10.13 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 of the DRE 10-K.

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

     (b)  Reports on Form 8-K

     None

  DUKE REALTY LIMITED PARTNERSHIP
  REAL ESTATE AND ACCUMULATED DEPRECIATION
  DECEMBER 31, 1996

   (IN THOUSANDS)                                SCHEDULE
                                                   III



  LOCATION /                                BUILDING
  DEVELOPMENT                 BUILDING        TYPE      ENCUMBRANCES
  ----------------------      --------      --------    ------------

  INDIANAPOLIS, INDIANA
  ---------------------

  PARK 100 BUSINESS PARK    BUILDING #32      RETAIL     $    586
  PARK 100 BUSINESS PARK    BUILDING #34      OFFICE        1,022
  PARK 100 BUSINESS PARK    BUILDING #38      INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #79      INDUSTRIAL    1,037
  PARK 100 BUSINESS PARK    BUILDING #80      INDUSTRIAL    1,329
  PARK 100 BUSINESS PARK    BUILDING #83      INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #84      INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #95      INDUSTRIAL    3,326
  PARK 100 BUSINESS PARK    BUILDING #96      INDUSTRIAL    6,330
  PARK 100 BUSINESS PARK    BUILDING #97      INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #98      INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #100     INDUSTRIAL    1,662
  PARK 100 BUSINESS PARK    BUILDING #107     INDUSTRIAL    1,560
  PARK 100 BUSINESS PARK    BUILDING #109     INDUSTRIAL    1,135
  PARK 100 BUSINESS PARK    BUILDING #116     OFFICE        1,931
  PARK 100 BUSINESS PARK    BUILDING #118     OFFICE        1,220
  PARK 100 BUSINESS PARK    BUILDING #119     OFFICE            -
  PARK 100 BUSINESS PARK    BUILDING #121     RETAIL            -
  PARK 100 BUSINESS PARK    BUILDING #122     INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #125     INDUSTRIAL    3,789
  PARK 100 BUSINESS PARK    BUILDING #126     INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #127     INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #128     INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #129     INDUSTRIAL        -
  PARK 100 BUSINESS PARK    BUILDING #130     INDUSTRIAL        -
  GEORGETOWN ROAD           BUILDING 1        INDUSTRIAL        -
  GEORGETOWN ROAD           BUILDING 2        INDUSTRIAL        -
  GEORGETOWN ROAD           BUILDING 3        INDUSTRIAL        -
  PARK 100 BUSINESS PARK    NORGATE LAND      LAND LEASE        -
                             LEASE
  PARK 100 BUSINESS PARK    SCHAHET HOTELS    LAND LEASE        -
                             LAND LEASE
  PARK 100 BUSINESS PARK    KENNY ROGERS LAND LAND LEASE        -
                             LEASE
  PARK 100 BUSINESS PARK    NORCO LAND LEASE  LAND LEASE        -
  PARK 100 BUSINESS PARK    ZOLLMAN LAND      LAND LEASE        -
                             LEASE
  SHADELAND STATION         7351 SHADELAND    OFFICE            -
  SHADELAND STATION         BUILDING          INDUSTRIAL    1,800
                             #204/205
  SHADELAND STATION         7240 SHADELAND    OFFICE (2)    2,644
  SHADELAND STATION         7330 SHADELAND    OFFICE        2,338
  SHADELAND STATION         7369 SHADELAND    OFFICE            -
  SHADELAND STATION         7340 SHADELAND    OFFICE          322
  SHADELAND STATION         7400 SHADELAND    OFFICE          450
  CASTLETON CORNER          CUB PLAZA         RETAIL        3,179
  CASTLETON                 MICHAEL'S PLAZA   RETAIL        2,405
   SHOPPING CENTER
  SOUTH PARK, INDIANA       BUILDING #1       OFFICE          347
  SOUTH PARK, INDIANA       BUILDING #2       INDUSTRIAL      490
  SOUTH PARK, INDIANA       BUILDING #3       OFFICE            -
  SOUTH PARK, INDIANA       BRYLANE PARKING   OFFICE            -
                             LOT LEASE
  SOUTH PARK, INDIANA       LEE'S INN LAND    LAND LEASE        -
                             LEASE
  GREENWOOD CORNER          GREENWOOD CORNER  RETAIL            -
  GREENWOOD CORNER          1st INDIANA BANK  RETAIL          255
                             BRANCH
  CARMEL MEDICAL I          CARMEL MEDICAL I  MEDICAL       1,884
  ST. FRANCIS               ST. FRANCIS       MEDICAL           -
  COMMUNITY MOB             COMMUNITY MOB     MEDICAL           -
  CARMEL MEDICAL II         CARMEL MEDICAL II MEDICAL       2,432
  HILLSDALE TECHNECENTER    BUILDING #4       INDUSTRIAL    2,524
  HILLSDALE TECHNECENTER    BUILDING #5       INDUSTRIAL    1,705
  HILLSDALE TECHNECENTER    BUILDING #6       INDUSTRIAL    2,108
  KEYSTONE AT THE           8465 KEYSTONE     OFFICE            -
   CROSSING
  WOODFIELD AT THE          WOODFIELD II      OFFICE        6,052
   CROSSING
  WOODFIELD AT THE          WOODFIELD III     OFFICE            -
   CROSSING
  KEYSTONE AT THE           3520 COMMERCE     OFFICE            -
   CROSSING                  CROSSING
  ONE PARKWOOD              ONE PARKWOOD      OFFICE            -
  TWO PARKWOOD              TWO PARKWOOD      OFFICE            -
  PALOMAR                   PALOMAR           INDUSTRIAL        -
  FRANKLIN ROAD             FRANKLIN ROAD     INDUSTRIAL        -
   BUSINESS CTR.             BUSINESS CTR.
  NAMPAC BUILDING           NAMPAC BUILDING   INDUSTRIAL        -
  HAMILTON CROSSING         BUILDING #1       INDUSTRIAL        -
  KEYSTONE AT THE           F.C. TUCKER       OFFICE            -
   CROSSING                  BUILDING
  PARK FLETCHER             BUILDING #14      INDUSTRIAL        -
  6060 GUION ROAD           6060 GUION ROAD   INDUSTRIAL        -
   (VANSTAR)                 (VANSTAR)
  4750 KENTUCKY AVE.        4750 KENTUCKY AVE.INDUSTRIAL        -
  4316 WEST MINNESOTA       4316 W. MINNESOTA INDUSTRIAL        -

  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CROSSING        COLDWATER SHOPPES RETAIL       11,249

  LEBANON, INNDIANA
  -----------------

  AMERICAN AIR FILTER       AMERICAN AIR      INDUSTRIAL        -
                             FILTER

  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING          KEEBLER BUILDING  INDUSTRIAL        -
  HAYWOOD OAKS TECHNECENTER BUILDING #2       INDUSTRIAL    1,057
  HAYWOOD OAKS TECHNECENTER BUILDING #3       INDUSTRIAL    1,017
  HAYWOOD OAKS TECHNECENTER BUILDING #4       INDUSTRIAL    1,138
  HAYWOOD OAKS TECHNECENTER BUILDING #5       INDUSTRIAL    1,788
  HAYWOOD OAKS TECHNECENTER BUILDING #6       INDUSTRIAL        -
  HAYWOOD OAKS TECHNECENTER BUILDING #7       INDUSTRIAL        -
  GREENBRIAR BUSINESS PARK  GREENBRIAR        INDUSTRIAL        -

  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KENTUCKY       CR SERVICES       INDUSTRIAL    3,053
  SOUTHPARK, KENTUCKY       BUILDING #1       INDUSTRIAL        -
  SOUTHPARK, KENTUCKY       BUILDING #3       INDUSTRIAL        -
  SOUTHPARK, KENTUCKY       REDKEN            INDUSTRIAL    2,368

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE           EMPIRE COMMERCE   INDUSTRIAL        -

  CINCINNATI, OHIO
  ----------------

  PARK 50 TECHNECENTER      BUILDING #17      OFFICE        3,503
  PARK 50 TECHNECENTER      BUILDING #20      INDUSTRIAL    4,200
  PARK 50 TECHNECENTER      BUILDING #24      RETAIL            -
  PARK 50 TECHNECENTER      BUILDING #25      INDUSTRIAL        -
  PARK 50 TECHNECENTER      SDRC BUILDING     OFFICE            -
  FIDELITY DRIVE            DUN & BRADSTREET  OFFICE        1,768
  WORLD PARK                BUILDING #5       INDUSTRIAL    2,246
  WORLD PARK                BUILDING #6       INDUSTRIAL    2,307
  WORLD PARK                BUILDING #7       INDUSTRIAL    2,764
  WORLD PARK                BUILDING #8       INDUSTRIAL    2,836
  WORLD PARK                BUILDING #9       INDUSTRIAL    1,663
  WORLD PARK                BUILDING #11      INDUSTRIAL    2,558
  WORLD PARK                BUILDING #14      INDUSTRIAL    1,943
  WORLD PARK                BUILDING #15      INDUSTRIAL        -
  WORLD PARK                BUILDING #16      INDUSTRIAL    1,577
  EASTGATE PLAZA            EASTGATE PLAZA    RETAIL            -
  FAIRFIELD                 BUILDING D        INDUSTRIAL        -
   BUSINESS CENTER
  FAIRFIELD                 BUILDING E        INDUSTRIAL        -
   BUSINESS CENTER
  UNIVERSITY MOVING         UNIVERSITY MOVING INDUSTRIAL        -
  TRI-COUNTY OFFICE PARK    BUILDINGS #1 - #4 OFFICE (3)        -
  GOVERNOR'S PLAZA          GOVERNOR'S PLAZA  RETAIL            -
  GOVERNOR'S PLAZA          KING'S MALL II    RETAIL            -
  GOVERNOR'S PLAZA          KOHLS             RETAIL            -
  SOFA EXPRESS              SOFA EXPRESS      RETAIL            -
  OFFICE MAX                OFFICE MAX        RETAIL            -
  312 ELM BUILDING          312 ELM           OFFICE       32,700
  311 ELM STREET            ZUSSMAN           OFFICE            -
  ENTERPRISE                BUILDING 1        INDUSTRIAL    4,155
   BUSINESS PARK
  ENTERPRISE                BUILDING 2        INDUSTRIAL    3,101
   BUSINESS PARK
  ENTERPRISE                BUILDING A        INDUSTRIAL      494
   BUSINESS PARK
  ENTERPRISE                BUILDING B        INDUSTRIAL      760
   BUSINESS PARK
  ENTERPRISE                BUILDING D        INDUSTRIAL    1,271
   BUSINESS PARK
  312 PLUM STREET           S & L DATA        OFFICE            -
  TRIANGLE OFFICE PARK      BUILDINGS #1-#38  OFFICE        6,025
  GOVERNOR'S HILL           8790 GOVERNOR'S   OFFICE            -
                             HILL
  GOVERNOR'S HILL           8700 GOVERNOR'S   OFFICE            -
                             HILL
  GOVERNOR'S HILL           8800 GOVERNOR'S   OFFICE        1,667
                             HILL
  GOVERNOR'S HILL           8600 GOVERNOR'S   OFFICE       15,423
                             HILL
  GOVERNOR'S POINTE         4770 GOVERNOR'S   OFFICE        4,747
                             POINTE
  GOVERNOR'S POINTE         4700 BUILDING     INDUSTRIAL    3,516
  GOVERNOR'S POINTE         4900 BUILDING     INDUSTRIAL    2,955
  GOVERNOR'S POINTE         4705 GOVERNOR'S   OFFICE            -
                             POINTE
  GOVERNOR'S POINTE         4800 GOVERNOR'S   OFFICE            -
                             POINTE
  BIGG'S SUPERCENTER        BIGG'S            RETAIL            -
                             SUPERCENTER
  GOVERNOR'S POINTE         4605 GOVERNOR'S   OFFICE       10,685
                             POINTE
  MONTGOMERY CROSSING       STEINBERG'S       RETAIL          696
  MONTGOMERY CROSSING II    SPORTS UNLIMITED  RETAIL        2,728
  GOVERNOR'S PLAZA          KING'S AUTO       RETAIL        3,256
                             MALL I
  MOSTELLER DIST. CENTER    MOSTELLER DIST.   INDUSTRIAL        -
                             CENTER
  FRANCISCAN HEALTH         FRANCISCAN HEALTH MEDICAL           -
  PERIMETER PARK            BUILDING A        INDUST            -
  PERIMETER PARK            BUILDING B        INDUST            -
  CREEK ROAD                BUILDING 1        INDUST            -
  CREEK ROAD                BUILDING 2        INDUST            -
  WEST LAKE CENTER          WEST LAKE CENTER  OFFICE            -
  EXECUTIVE PLAZA I         EXECUTIVE PLAZA I OFFICE            -
  EXECUTIVE PLAZA II        EXECUTIVE PLAZA
                             II               OFFICE            -
  LAKE FOREST PLACE         LAKE FOREST PLACE OFFICE            -
  HUNTINGTON BANK           HUNTINGTON BANK   OFFICE            -
  OHIO NATIONAL             OHIO NATIONAL     OFFICE       19,500
  CORNELL COMMERCE          CORNELL COMMERCE  INDUSTRIAL        -

  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH          ROCK RUN - NORTH  OFFICE          723
  ROCK RUN - CENTER         ROCK RUN - CENTER OFFICE          895
  ROCK RUN - SOUTH          ROCK RUN - SOUTH  OFFICE          757
  FREEDOM SQUARE I          FREEDOM SQUARE I  OFFICE            -
  FREEDOM SQUARE II         FREEDOM SQUARE II OFFICE        1,498
  CORPORATE PLAZA I         CORPORATE PLAZA I OFFICE        1,841
  CORPORATE PLAZA II        CORPORATE PLAZA   OFFICE        1,575
                             II
  ONE CORPORATE             ONE CORPORATE     OFFICE        1,103
   EXCHANGE                  EXCHANGE
  CORPORATE PLACE           CORPORATE PLACE   OFFICE            -
  CORPORATE CIRCLE          CORPORATE CIRCLE  OFFICE            -
  CORPORATE CENTER I        CORPORATE CENTER  OFFICE            -
                             I
  CORPORATE CENTER II       CORPORATE CENTER  OFFICE            -
                             II

  COLUMBUS, OHIO
  --------------

  CORP. PARK AT             LITEL            OFFICE             -
   TUTTLE CRSG
  CORP. PARK AT             STERLING 1       OFFICE             -
   TUTTLE CRSG
  CORP. PARK AT             INDIANA          OFFICE             -
   TUTTLE CRSG               INSURANCE
  CORP. PARK AT             STERLING 2       OFFICE             -
   TUTTLE CRSG
  CORP. PARK AT             CARDINAL HEALTH  OFFICE             -
   TUTTLE CRSG
  CORP. PARK AT             STERLING 3       OFFICE             -
   TUTTLE CRSG
  CORP. PARK AT             NATIONWIDE       OFFICE             -
   UTTLE CRSG
  CORP. PARK AT             LAZARUS GROUND   RETAIL             -
   TUTTLE CRSG               LEASE
  CORP. PARK AT             XEROX            OFFICE         4,500
   TUTTLE CRSG
  SOUTH POINTE              BUILDING A       INDUSTRIAL         -
  SOUTH POINTE              BUILDING B       INDUSTRIAL         -
  PET FOODS BUILD-          PET FOODS        INDUSTRIAL     3,607
   TO-SUIT                   DISTRIBUTION
  GALYAN'S                  GALYAN'S         RETAIL         3,135
  TUTTLE RETAIL CENTER      TUTTLE RETAIL    RETAIL             -
                             CENTER
  MBM BUILDING              MBM BUILDING     INDUSTRIAL         -
  METROCENTER III           METROCENTER III  OFFICE             -
  SCIOTO CORPORATE CENTER   SCIOTO CORPORATE OFFICE             -
                             CENTER
  V.A. HOSPITAL             V.A. HOSPITAL    MEDICAL        6,082

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA         SUGARCREEK PLAZA  RETAIL         3,995

  LIVONIA, MICHIGAN
  -----------------

  LIVONIA                  BUILDING A        OFFICE             -
  LIVONIA                  BUILDING B        OFFICE             -

  DECATUR, ILLINOIS
  -----------------

  PARK 101                 BUILDING #3      INDUSTRIAL      1,927
  PARK 101                 BUILDING #8      INDUSTRIAL      1,001
  PARK 101                 ILL POWER LAND   INDUSTRIAL          -
                            LEASE

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA           LAKEWOOD PLAZA    RETAIL         5,100

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW              MARKET VIEW      RETAIL          4,104
   SHOPPING CTR             CENTER

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I               LAUMEIER I       OFFICE             -
  LAUMEIER II              LAUMEIER II      OFFICE             -
  WESTVIEW PLACE           WESTVIEW PLACE   OFFICE             -
  WESTMARK                 WESTMARK         OFFICE             -
  ALFA - LAVAL             ALFA - LAVAL     INDUST             -
  I-70 CENTER              I-70 CENTER      INDUST             -
  1920 BELTWAY             1920 BELTWAY     INDUST         1,396
  INTERAMERICAN            INTERAMERICAN    INDUST             -

  VARIOUS LOCATIONS
  -----------------

  LAND IMP. -                 N/A           N/A                -
  UNDEVELOPED LAND
  ELIMINATIONS                                                 -
                                                         -------
               TOTALS                                   $261,815
                                                         =======

  DUKE REALTY LIMITED PARTNERSHIP
  REAL ESTATE AND ACCUMULATED DEPRECIATION
  DECEMBER 31, 1996

                                            INITIAL COST TO
                                              PARTNERSHIP          COSTS (1)
                                          -------------------    CAPITALIZED
                                                  BUILDINGS/    SUBSEQUENT TO
  LOCATION/DEVELOPMENT     BUILDING       LAND  IMPROVEMENTS     ACQUISITION
  --------------------     --------       ----  ------------    -------------
  INDIANAPOLIS, INDIANA
  ---------------------

  PARK 100 BUSINESS PARK  BUILDING #32      64           740           230
  PARK 100 BUSINESS PARK  BUILDING #34     131         1,455           217
  PARK 100 BUSINESS PARK  BUILDING #38      25           241            26
  PARK 100 BUSINESS PARK  BUILDING #79     184         1,764           269
  PARK 100 BUSINESS PARK  BUILDING #80     251         2,412           179
  PARK 100 BUSINESS PARK  BUILDING #83     247         2,572           147
  PARK 100 BUSINESS PARK  BUILDING #84     347         2,604           169
  PARK 100 BUSINESS PARK  BUILDING #95     642         4,756           207
  PARK 100 BUSINESS PARK  BUILDING #96   1,414         8,734           452
  PARK 100 BUSINESS PARK  BUILDING #97     676         4,294         1,230
  PARK 100 BUSINESS PARK  BUILDING #98     473         6,022         1,656
  PARK 100 BUSINESS PARK  BUILDING #100    103         2,179           652
  PARK 100 BUSINESS PARK  BUILDING #107     99         1,575           138
  PARK 100 BUSINESS PARK  BUILDING #109    240         1,865          (101)
  PARK 100 BUSINESS PARK  BUILDING #116    341         3,144           (75)
  PARK 100 BUSINESS PARK  BUILDING #118    226         2,229           155
  PARK 100 BUSINESS PARK  BUILDING #119    388         3,386           291
  PARK 100 BUSINESS PARK  BUILDING #121    592           960           115
  PARK 100 BUSINESS PARK  BUILDING #122    284         3,359           316
  PARK 100 BUSINESS PARK  BUILDING #125    674         5,712             -
  PARK 100 BUSINESS PARK  BUILDING #126    165         1,362           136
  PARK 100 BUSINESS PARK  BUILDING #127     96         1,726           371
  PARK 100 BUSINESS PARK  BUILDING #128    904         8,429             -
  PARK 100 BUSINESS PARK  BUILDING #129    865         5,468             -
  PARK 100 BUSINESS PARK  BUILDING #130    513         3,611             -
  GEORGETOWN ROAD         BUILDING 1       362         2,341             -
  GEORGETOWN ROAD         BUILDING 2       374         2,492             -
  GEORGETOWN ROAD         BUILDING 3       421         1,873             -
  PARK 100 BUSINESS PARK  NORGATE LAND      51             -             -
                           LEASE
  PARK 100 BUSINESS PARK  SCHAHET HOTELS   131             -          (131)
                           LAND LEASE
  PARK 100 BUSINESS PARK  KENNY ROGERS      56             -             9
                           LAND LEASE
  PARK 100 BUSINESS PARK  NORCO LAND LEASE   -            38            (1)
  PARK 100 BUSINESS PARK  ZOLLMAN LAND
                           LEASE           115            -             -
  SHADELAND STATION       7351 SHADELAND   101         1,359           146
  SHADELAND STATION       BUILDING
                           #204/205        260         2,595           319
  SHADELAND STATION       7240 SHADELAND   152         3,113           797
  SHADELAND STATION       7330 SHADELAND   255         4,045          (172)
  SHADELAND STATION       7369 SHADELAND   100         1,129            79
  SHADELAND STATION       7340 SHADELAND   165         2,458           159
  SHADELAND STATION       7400 SHADELAND   570         2,959           363
  CASTLETON CORNER        CUB PLAZA        540         4,850           222
  CASTLETON               MICHAEL'S PLAZA
   SHOPPING CENTER                         749         3,400           309
  SOUTH PARK, INDIANA     BUILDING #1      287         2,328           382
  SOUTH PARK, INDIANA     BUILDING #2      334         3,081           821
  SOUTH PARK, INDIANA     BUILDING #3      208         2,150           420
  SOUTH PARK, INDIANA     BRYLANE PARKING    -            54             3
                           LOT LEASE
  SOUTH PARK, INDIANA     LEE'S INN LAND     -             5            28
                           LEASE
  GREENWOOD CORNER        GREENWOOD CORNER 390         3,435           (75)
  GREENWOOD CORNER        1st INDIANA BANK
                           BRANCH           46           245            16
  CARMEL MEDICAL I        CARMEL MEDICAL I   -         3,710          (383)
  ST. FRANCIS             ST. FRANCIS        -         5,839           230
  COMMUNITY MOB           COMMUNITY MOB    350         1,925           800
  CARMEL MEDICAL II       CARMEL MEDICAL
                           II                -         4,000           294
  HILLSDALE TECHNECENTER  BUILDING #4      366         4,711           322
  HILLSDALE TECHNECENTER  BUILDING #5      251         3,235           161
  HILLSDALE TECHNECENTER  BUILDING #6      315         4,054           141
  KEYSTONE AT THE         8465 KEYSTONE     89         1,302            24
   CROSSING
  WOODFIELD AT THE        WOODFIELD II     719         9,106           859
   CROSSING
  WOODFIELD AT THE        WOODFIELD III  3,767        19,817         2,218
   CROSSING
  KEYSTONE AT THE         3520 COMMERCE     19           560            59
   CROSSING                CRSG
  ONE PARKWOOD            ONE PARKWOOD   1,018         9,578           419
  TWO PARKWOOD            TWO PARKWOOD     861         5,134         2,112
  PALOMAR                 PALOMAR          158         1,148           361
  FRANKLIN ROAD           FRANKLIN ROAD    594         3,986         1,629
   BUSINESS CTR.           BUSINESS CTR.
  NAMPAC BUILDING         NAMPAC BUILDING  274         1,622           106
  HAMILTON CROSSING       BUILDING #1      526         2,424           334
  KEYSTONE AT THE         F.C. TUCKER
   CROSSING                BUILDING          -           264            13
  PARK FLETCHER           BUILDING #14      76           722            98
  6060 GUION ROAD         6060 GUION ROAD
   (VANSTAR)              (VANSTAR)        511         2,656             -
  4750 KENTUCKY AVENUE    4750 KENTUCKY    246         2,260           112
                           AVENUE
  4316 WEST MINNESOTA     4316 WEST        287         2,178           170
                           MINNESOTA

  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CROSSING     COLDWATER       2,310       15,827            821
                          SHOPPES

  LEBANON, INDIANA
  ----------------

  AMERICAN AIR          AMERICAN AIR       177        3,053             -
   FILTER                FILTER

  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING      KEEBLER BUILDING   307       1,183             46
  HAYWOOD OAKS          BUILDING #2        395       1,767            100
   TECHNECENTER
  HAYWOOD OAKS          BUILDING #3        346       1,575            254
   TECHNECENTER
  HAYWOOD OAKS          BUILDING #4        435       1,948             52
   TECHNECENTER
  HAYWOOD OAKS          BUILDING #5        629       2,816            380
   TECHNECENTER
  HAYWOOD OAKS          BUILDING #6        924       5,730            475
   TECHNECENTER
  HAYWOOD OAKS          BUILDING #7        456       1,642            593
   TECHNECENTER
  GREENBRIAR            GREENBRIAR       1,445       4,490            562
   BUSINESS PARK

  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KENTUCKY   CR SERVICES      1,085       4,460              -
  SOUTHPARK, KENTUCKY   BUILDING #1        682       3,725            237
  SOUTHPARK, KENTUCKY   BUILDING #3        841       3,382            231
  SOUTHPARK, KENTUCKY   REDKEN             779       3,095            116

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE       EMPIRE COMMERCE    581       2,784            197

  CINCINNATI, OHIO
  ----------------

  PARK 50 TECHNECENTER  BUILDING #17       500       6,200           (516)
  PARK 50 TECHNECENTER  BUILDING #20       461       7,450           (497)
  PARK 50 TECHNECENTER  BUILDING #24       151         809             93
  PARK 50 TECHNECENTER  BUILDING #25     1,161       3,758            266
  PARK 50 TECHNECENTER  SDRC BUILDING      911      19,004          1,004
  FIDELITY DRIVE        DUN & BRADSTREET   270       2,510            342
  WORLD PARK            BUILDING #5        270       3,260            435
  WORLD PARK            BUILDING #6        378       4,488           (793)
  WORLD PARK            BUILDING #7        525       4,150            204
  WORLD PARK            BUILDING #8        561       5,309            195
  WORLD PARK            BUILDING #9        317       2,993            247
  WORLD PARK            BUILDING #11       460       4,701            310
  WORLD PARK            BUILDING #14       380       3,592            184
  WORLD PARK            BUILDING #15       373       2,274            301
  WORLD PARK            BUILDING #16       321       3,033             20
  EASTGATE PLAZA        EASTGATE PLAZA   2,030       4,079            778
  FAIRFIELD             BUILDING D         135       1,639             28
   BUSINESS CENTER
  FAIRFIELD             BUILDING E         398       2,461             84
   BUSINESS CENTER
  UNIVERSITY MOVING     UNIVERSITY         248       1,612             61
                         MOVING
  TRI-COUNTY OFFICE     BUILDINGS #1 -     217       5,211            611
   PARK                  #4
  GOVERNOR'S PLAZA      GOVERNOR'S PLAZA 2,012       8,452            534
  GOVERNOR'S PLAZA      KING'S MALL II   1,928       3,636            353
  GOVERNOR'S PLAZA      KOHLS            1,345       3,575            164
  SOFA EXPRESS          SOFA EXPRESS       145         771             10
  OFFICE MAX            OFFICE MAX         651       1,223             63
  312 ELM BUILDING      312 ELM          4,750      43,823          5,151
  311 ELM STREET        ZUSSMAN            339       6,226            435
  ENTERPRISE            BUILDING 1       1,030       5,482            492
   BUSINESS PARK
  ENTERPRISE            BUILDING 2         733       3,443          1,050
   BUSINESS PARK
  ENTERPRISE            BUILDING A         119         685             35
   BUSINESS PARK
  ENTERPRISE            BUILDING B         119       1,117             56
   BUSINESS PARK
  ENTERPRISE            BUILDING D         243       1,802            318
   BUSINESS PARK
  312 PLUM STREET       S & L DATA       2,539      24,312          1,443
  TRIANGLE OFFICE      BUILDINGS #1 -    1,000      10,440          1,647
    PARK                #38
  GOVERNOR'S HILL      8790 GOVERNOR'S     400       4,581            382
                        HILL
  GOVERNOR'S HILL      8700 GOVERNOR'S     459       5,705            151
                        HILL
  GOVERNOR'S HILL      8800 GOVERNOR'S     225       2,305            413
                        HILL
  GOVERNOR'S HILL      8600 GOVERNOR'S   1,220      17,689          1,520
                        HILL
  GOVERNOR'S POINTE    4770 GOVERNOR'S     586       7,609            185
                        POINTE
  GOVERNOR'S POINTE    4700 BUILDING       584       5,465            159
  GOVERNOR'S POINTE    4900 BUILDING       654       4,017            545
  GOVERNOR'S POINTE    4705 GOVERNOR'S     719       6,910          1,825
                        POINTE
  GOVERNOR'S POINTE    4800 GOVERNOR'S     978       4,742            738
                        POINTE
  BIGG'S               BIGG'S            2,107       4,545          1,828
   SUPERCENTER          SUPERCENTER
  GOVERNOR'S POINTE    4605 GOVERNOR'S     630      16,236          1,142
                        POINTE
  MONTGOMERY           STEINBERG'S        260         852            117
   CROSSING
  MONTGOMERY           SPORTS UNLIMITED   778       3,687            133
   CROSSING II
  GOVERNOR'S PLAZA     KING'S AUTO        1,085      3,859            805
                        MALL I
  MOSTELLER DIST.      MOSTELLER DIST.    1,220      4,209          1,560
   CENTER               CENTER
  FRANCISCAN HEALTH    FRANCISCAN             -      3,241              -
                        HEALTH
  PERIMETER PARK       BUILDING A           229      1,274             16
  PERIMETER PARK       BUILDING B           244      1,001             13
  CREEK ROAD           BUILDING 1           103        792              8
  CREEK ROAD           BUILDING 2           132      1,093             12
  WEST LAKE CENTER     WEST LAKE CENTER   2,459     15,972            204
  EXECUTIVE PLAZA I    EXECUTIVE PLAZA I    728      5,015              -                                               -
  EXECUTIVE PLAZA II   EXECUTIVE PLAZA II   728      5,220              -
  LAKE FOREST PLACE    LAKE FOREST PLACE  1,953     19,164              -
  HUNTINGTON BANK      HUNTINGTON BANK      175        220              -
  OHIO NATIONAL        OHIO NATIONAL      2,463     24,408              -
  CORNELL COMMERCE     CORNELL COMMERCE     495      4,501            118

  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH     ROCK RUN-NORTH       837      5,351             64
  ROCK RUN - CENTER    ROCK RUN-CENTER    1,046      6,686              -
  ROCK RUN - SOUTH     ROCK RUN-SOUTH       877      5,604             59
  FREEDOM SQUARE I     FREEDOM SQUARE I     595      3,796             19
  FREEDOM SQUARE II    FREEDOM SQUARE II  1,746     11,141             56
  CORPORATE PLAZA I    CORPORATE PLAZA I  2,116     13,528            261
  CORPORATE PLAZA II   CORPORATE PLAZA II 1,841     11,768              -
  ONE CORPORATE        ONE CORPORATE      1,287      8,226             17
   EXCHANGE             EXCHANGE
  CORPORATE PLACE      CORPORATE PLACE    1,161      7,425            102
  CORPORATE CIRCLE     CORPORATE CIRCLE   1,696     10,846            155
  CORPORATE CENTER I   CORPORATE CENTER I 1,048      6,695             87
  CORPORATE CENTER II  CORPORATE CENTER   1,048      6,712              -
                        II

  COLUMBUS, OHIO
  --------------

  CORP. PARK AT        LITEL              2,618     17,428          1,147
   TUTTLE CRSG
  CORP. PARK AT        STERLING 1         1,494     11,856            664
   TUTTLE CRSG
  CORP. PARK AT        INDIANA              717      2,081            941
   TUTTLE CRSG          INSURANCE
  CORP. PARK AT        STERLING 2           605      5,300            595
   TUTTLE CRSG
  CORP. PARK AT        JOHN ALDEN LIFE    1,066      6,856            198
   TUTTLE CRSG          INSURANCE
  CORP. PARK AT        CARDINAL HEALTH    1,600      9,556            754
   TUTTLE CRSG
  CORP. PARK AT        STERLING 3         1,601      8,207              -
   TUTTLE CRSG
  CORP. PARK AT        NATIONWIDE         4,815     18,554              -
   TUTTLE CRSG
  CORP. PARK AT        LAZARUS GROUND       852          -              -
   TUTTLE CRSG          LEASE
  CORP. PARK AT        XEROX              1,580      8,630            321
   TUTTLE CRSG
  SOUTH POINTE         BUILDING A           594      4,355          1,185
  SOUTH POINTE         BUILDING B           556      4,985            318
  PET FOODS BUILD-     PET FOODS            268      4,932          1,167
   TO-SUIT              DISTRIBUTION
  GALYAN'S             GALYAN'S           1,925      3,146            213
  TUTTLE RETAIL        TUTTLE RETAIL      2,625      6,598              -
   CENTER               CENTER
  MBM BUILDING         MBM BUILDING         170      1,916             72
  METROCENTER III      METROCENTER III      887      2,727            667
  SCIOTO CORPORATE     SCIOTO CORPORATE   1,137      3,147             43
    CENTER              CENTER
  V.A. HOSPITAL        V.A. HOSPITAL        703      9,239            308

  DAYTON, OHIO
  ------------
  SUGARCREEK PLAZA     SUGARCREEK PLAZA     898      6,492           (337)

  LIVONIA, MICHIGAN
  -----------------

  LIVONIA              BUILDING A             -      9,474            883
  LIVONIA              BUILDING B             -     11,930          1,135

  DECATUR, ILLINOIS
  -----------------

  PARK 101             BUILDING #3          275      2,405            722
  PARK 101             BUILDING #8           80      1,660             27
  PARK 101             ILL POWER LAND       212          -              -
                        LEASE

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA       LAKEWOOD PLAZA       766      7,199          1,039

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW          MARKET VIEW
   SHOPPING CTR         CENTER              740      6,830           (324)

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I           LAUMEIER I         1,220      9,091            576
  LAUMEIER II          LAUMEIER II        1,258      9,054            792
  WESTVIEW PLACE       WESTVIEW PLACE       673      8,389            442
  WESTMARK             WESTMARK           1,200      9,759            408
  ALFA - LAVAL         ALFA - LAVAL       1,158      4,944            161
  I-70 CENTER          I-70 CENTER          950      3,915             93
  1920 BELTWAY         1920 BELTWAY         605      1,462             36
  INTERAMERICAN        INTERAMERICAN      1,416      7,661              7

  VARIOUS LOCATIONS
  -----------------

  LAND IMP. -               N/A               -          -              -
  UNDEVELOPED LAND
  ELIMINATIONS                                -        117              -
                                        -------    -------         ------
                      TOTALS            138,622    977,363         66,674
                                        =======    =======         ======

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER  31,1996

  (IN THOUSANDS)
                                              GROSS BOOK VALUE AT
                                                DECEMBER 31, 1996
                                           ---------------------------
LOCATION/                                      LAND &     BUILDINGS/
DEVELOPMENT                 BUILDING       IMPROVEMENTS  IMPROVEMENTS   TOTAL
--------------------      -------------   -------------  -------------  ------
INDIANAPOLIS,  INDIANA
----------------------
PARK 100 BUSINESS PARK     BUILDING #32           65          969        1,034
PARK 100 BUSINESS PARK     BUILDING #34          133        1,671        1,803
PARK 100 BUSINESS PARK     BUILDING #38           26          266          292
PARK 100 BUSINESS PARK     BUILDING #79          187        2,030        2,217
PARK 100 BUSINESS PARK     BUILDING #80          256        2,586        2,842
PARK 100 BUSINESS PARK     BUILDING #83          252        2,714        2,966
PARK 100 BUSINESS PARK     BUILDING #84          354        2,767        3,120
PARK 100 BUSINESS PARK     BUILDING #95          642        4,963        5,605
PARK 100 BUSINESS PARK     BUILDING #96        1,436        9,164       10,600
PARK 100 BUSINESS PARK     BUILDING #97          676        5,524        6,200
PARK 100 BUSINESS PARK     BUILDING #98          273        7,878        8,151
PARK 100 BUSINESS PARK     BUILDING #100         103        2,831        2,934
PARK 100 BUSINESS PARK     BUILDING #107          99        1,713        1,812
PARK 100 BUSINESS PARK     BUILDING #109         246        1,758        2,004
PARK 100 BUSINESS PARK     BUILDING #116         348        3,062        3,410
PARK 100 BUSINESS PARK     BUILDING #118         230        2,379        2,610
PARK 100 BUSINESS PARK     BUILDING #119         395        3,670        4,065
PARK 100 BUSINESS PARK     BUILDING #121         604        1,063        1,667
PARK 100 BUSINESS PARK     BUILDING #122         290        3,670        3,959
PARK 100 BUSINESS PARK     BUILDING #125         674        5,712        6,386
PARK 100 BUSINESS PARK     BUILDING #126         165        1,498        1,663
PARK 100 BUSINESS PARK     BUILDING #127          96        2,096        2,192
PARK 100 BUSINESS PARK     BUILDING #128         904        8,429        9,333
PARK 100 BUSINESS PARK     BUILDING #129         865        5,468        6,332
PARK 100 BUSINESS PARK     BUILDING #130         513        3,611        4,124
GEORGETOWN ROAD            BUILDING 1            362        2,341        2,703
GEORGETOWN ROAD            BUILDING 2            374        2,492        2,866
GEORGETOWN ROAD            BUILDING 3            421        1,873        2,294
PARK 100 BUSINESS PARK     NORGATE LAND LEASE     51            -           51
PARK 100 BUSINESS PARK     SCHAHET HOTELS          -            -            -
                            LAND LEASE
PARK 100 BUSINESS PARK     KENNY ROGERS LAND      56            9           65
                            LEASE
PARK 100 BUSINESS PARK     NORCO LAND LEASE        -           37           37
PARK 100 BUSINESS PARK     ZOLLMAN LAND LEASE    115            -          115
SHADELAND STATION          7351 SHADELAND        103        1,504        1,606
SHADELAND STATION          BUILDING #204/205     266        2,909        3,174
SHADELAND STATION          7240 SHADELAND        152        3,910        4,062
SHADELAND STATION          7330 SHADELAND        260        3,868        4,128
SHADELAND STATION          7369 SHADELAND        102        1,206        1,308
SHADELAND STATION          7340 SHADELAND        169        2,613        2,782
SHADELAND STATION          7400 SHADELAND        581        3,311        3,892
CASTLETON CORNER           CUB PLAZA             550        5,062        5,612
CASTLETON SHOPPING CENTER  MICHAEL'S PLAZA       764        3,694        4,458
SOUTH PARK, INDIANA        BUILDING #1           292        2,704        2,997
SOUTH PARK, INDIANA        BUILDING #2           341        3,895        4,236
SOUTH PARK, INDIANA        BUILDING #3           212        2,566        2,778
SOUTH PARK, INDIANA        BRYLANE PARKING         -           57           57
                            LOT LEASE
SOUTH PARK, INDIANA        LEE'S INN LAND LEASE    -           33           33
GREENWOOD CORNER           GREENWOOD CORNER      400        3,350        3,750
GREENWOOD CORNER           1st INDIANA BANK       47          260          307
                            BRANCH
CARMEL MEDICAL I           CARMEL MEDICAL I        -        3,327        3,327
ST. FRANCIS                ST. FRANCIS             -        6,069        6,069
COMMUNITY MOB              COMMUNITY MOB         350        2,724        3,075
CARMEL MEDICAL II          CARMEL MEDICAL II       -        4,294        4,294
HILLSDALE TECHNECENTER     BUILDING #4           366        5,033        5,399
HILLSDALE TECHNECENTER     BUILDING #5           251        3,396        3,647
HILLSDALE TECHNECENTER     BUILDING #6           315        4,195        4,510
KEYSTONE AT THE CROSSING   8465 KEYSTONE          89        1,326        1,415
WOODFIELD AT THE CROSSING  WOODFIELD II          733        9,951       10,684
WOODFIELD AT THE CROSSING  WOODFIELD III       3,843       21,959       25,802
KEYSTONE AT THE CROSSING   3520 COMMERCE CRSG.     -          638          638
ONE PARKWOOD               ONE PARKWOOD        1,018        9,997       11,015
TWO PARKWOOD               TWO PARKWOOD          861        7,245        8,106
PALOMAR                    PALOMAR               158        1,509        1,667
FRANKLIN ROAD              FRANKLIN ROAD         594        5,615        6,209
 BUSINESS CTR.              BUSINESS CTR.
NAMPAC BUILDING            NAMPAC BUILDING       274        1,728        2,002
HAMILTON CROSSING          BUILDING #1           536        2,748        3,284
KEYSTONE AT THE CROSSING   F.C. TUCKER BLDG.       -          277          277
PARK FLETCHER              BUILDING #14           76          821          896
6060 GUION ROAD            6060 GUION ROAD       511        2,656        3,167
 (VANSTAR)                  (VANSTAR)
4750 KENTUCKY AVENUE       4750 KENTUCKY AVE.    246        2,372        2,618
4316 WEST MINNESOTA        4316 W. MINNESOTA     287        2,348        2,634

FORT WAYNE, IN
--------------

COLDWATER CROSSING         COLDWATER SHOPPES   2,310       16,648       18,958

LEBANON, IN
-----------

AMERICAN AIR FILTER        AMERICAN AIR          177        3,053        3,230
                            FILTER

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING           KEEBLER BUILDING      307        1,228        1,536
HAYWOOD OAKS TECHNECENTER  BUILDING #2           395        1,867        2,262
HAYWOOD OAKS TECHNECENTER  BUILDING #3           346        1,829        2,175
HAYWOOD OAKS TECHNECENTER  BUILDING #4           435        1,999        2,435
HAYWOOD OAKS TECHNECENTER  BUILDING #5           629        3,196        3,825
HAYWOOD OAKS TECHNECENTER  BUILDING #6           946        6,183        7,129
HAYWOOD OAKS TECHNECENTER  BUILDING #7           456        2,235        2,692
GREENBRIAR BUSINESS PARK   GREENBRIAR          1,445        5,053        6,498

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY        CR SERVICES         1,085        4,060        5,145
SOUTHPARK, KENTUCKY        BUILDING #1           696        3,947        4,644
SOUTHPARK, KENTUCKY        BUILDING #3           858        3,596        4,454
SOUTHPARK, KENTUCKY        REDKEN                779        3,211        3,990

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE            EMPIRE COMMERCE       581        2,981        3,562

CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER       BUILDING #17          510        5,674        6,184
PARK 50 TECHNECENTER       BUILDING #20          469        6,945        7,414
PARK 50 TECHNECENTER       BUILDING #24          154          899        1,053
PARK 50 TECHNECENTER       BUILDING #25        1,184        4,001        5,185
PARK 50 TECHNECENTER       SDRC BUILDING         929       19,989       20,919
FIDELITY DRIVE             DUN & BRADSTREET      277        2,845        3,122
WORLD PARK                 BUILDING #5           276        3,690        3,965
WORLD PARK                 BUILDING #6           385        3,688        4,073
WORLD PARK                 BUILDING #7           537        4,343        4,879
WORLD PARK                 BUILDING #8           561        5,504        6,065
WORLD PARK                 BUILDING #9           317        3,240        3,557
WORLD PARK                 BUILDING #11          460        5,011        5,471
WORLD PARK                 BUILDING #14          380        3,777        4,156
WORLD PARK                 BUILDING #15          381        2,567        2,948
WORLD PARK                 BUILDING #16          321        3,053        3,374
EASTGATE PLAZA             EASTGATE PLAZA      2,030        4,857        6,887
FAIRFIELD BUSINESS CENTER  BUILDING D            135        1,667        1,801
FAIRFIELD BUSINESS CENTER  BUILDING E            398        2,545        2,943
UNIVERSITY MOVING          UNIVERSITY MOVING     248        1,674        1,921
TRI-COUNTY OFFICE PARK     BUILDINGS #1 - #4     221        5,818        6,039
GOVERNOR'S PLAZA           GOVERNOR'S PLAZA    2,053        8,946       10,998
GOVERNOR'S PLAZA           KING'S MALL II      1,952        3,965        5,917
GOVERNOR'S PLAZA           KOHLS               1,345        3,740        5,085
SOFA EXPRESS               SOFA EXPRESS          145          781          926
OFFICE MAX                 OFFICE MAX            651        1,286        1,937
312 ELM BUILDING           312 ELM             5,428       48,295       53,724
311 ELM STREET             ZUSSMAN                 -        7,000        7,000
ENTERPRISE BUSINESS PARK   BUILDING 1          1,051        5,954        7,004
ENTERPRISE BUSINESS PARK   BUILDING 2            747        4,479        5,226
ENTERPRISE BUSINESS PARK   BUILDING A            119          720          839
ENTERPRISE BUSINESS PARK   BUILDING B            119        1,173        1,292
ENTERPRISE BUSINESS PARK   BUILDING D            243        2,120        2,363
312 PLUM STREET            S & L DATA          2,590       25,704       28,294
TRIANGLE OFFICE PARK       BUILDINGS #1-#38    1,018       12,069       13,087
GOVERNOR'S HILL            8790 GOVERNOR'S       408        4,955        5,363
                            HILL
GOVERNOR'S HILL            8700 GOVERNOR'S       468        5,847        6,315
                            HILL
GOVERNOR'S HILL            8800 GOVERNOR'S       231        2,712        2,943
                            HILL
GOVERNOR'S HILL            8600 GOVERNOR'S     1,245       19,184       20,429
                            HILL
GOVERNOR'S POINTE          4770 GOVERNOR'S       596        7,784        8,380
                            POINTE
GOVERNOR'S POINTE          4700 BUILDING         595        5,614        6,208
GOVERNOR'S POINTE          4900 BUILDING         673        4,543        5,216
GOVERNOR'S POINTE          4705 GOVERNOR'S       733        8,721        9,454
                            POINTE
GOVERNOR'S POINTE          4800 GOVERNOR'S       998        5,460        6,458
                            POINTE
BIGG'S SUPERCENTER         BIGG'S SUPERCENTER  2,107        6,373        8,480
GOVERNOR'S POINTE          4605 GOVERNOR'S       643       17,365       18,008
                            POINTE
MONTGOMERY CROSSING        STEINBERG'S           260          969        1,229
MONTGOMERY CROSSING I      SPORTS UNLIMITED      778        3,820        4,598
GOVERNOR'S PLAZA           KING'S AUTO MALL I  1,124        4,625        5,749
MOSTELLER DIST. CENTER     MOSTELLER DIST.     1,220        5,769        6,989
                            CENTER
FRANCISCAN HEALTH          FRANCISCAN HEALTH       -        3,241        3,241
PERIMETER PARK             BUILDING A            229        1,290        1,519
PERIMETER PARK             BUILDING B            244        1,013        1,258
CREEK ROAD                 BUILDING 1            103          801          903
CREEK ROAD                 BUILDING 2            132        1,105        1,237
WEST LAKE CENTER           WEST LAKE CENTER    2,459       16,176       18,635
EXECUTIVE PLAZA I          EXECUTIVE PLAZA I     728        5,015        5,743
EXECUTIVE PLAZA II         EXECUTIVE PLAZA II    728        5,220        5,947
LAKE FOREST PLACE          LAKE FOREST PLACE   1,953       19,164       21,117
HUNTINGTON BANK            HUNTINGTON BANK       175          220          395
OHIO NATIONAL              OHIO NATIONAL       2,463       24,408       26,870
CORNELL COMMERCE           CORNELL COMMERCE      495        4,619        5,114

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH           ROCK RUN-NORTH        837        5,414        6,251
ROCK RUN - CENTER          ROCK RUN-CENTER     1,046        6,686        7,732
ROCK RUN - SOUTH           ROCK RUN-SOUTH        877        5,663        6,540
FREEDOM SQUARE I           FREEDOM SQUARE I      595        3,816        4,410
FREEDOM SQUARE II          FREEDOM SQUARE II   1,746       11,197       12,943
CORPORATE PLAZA I          CORPORATE PLAZA I   2,116       13,789       15,905
CORPORATE PLAZA II         CORPORATE PLAZA II  1,841       11,768       13,608
ONE CORPORATE              ONE CORPORATE       1,287        8,244        9,530
 EXCHANGE                   EXCHANGE
CORPORATE PLACE            CORPORATE PLACE     1,163        7,525        8,688
CORPORATE CIRCLE           CORPORATE CIRCLE    1,698       10,999       12,697
CORPORATE CENTER I         CORPORATE CENTER I  1,040        6,791        7,831
CORPORATE CENTER II        CORPORATE CENTER II 1,048        6,712        7,760

COLUMBUS, OHIO
--------------

CORP. PARK AT              LITEL               2,670       18,523       21,193
 TUTTLE CRSG
CORP. PARK AT              STERLING 1          1,524       12,490       14,014
 TUTTLE CRSG
CORP. PARK AT              INDIANA INSURANCE     717        3,022        3,739
 TUTTLE CRSG
CORP. PARK AT              STERLING 2            605        5,895        6,500
 TUTTLE CRSG
CORP. PARK AT              JOHN ALDEN LIFE     1,066        7,054        8,120
 TUTTLE CRSG                INSURANCE
CORP. PARK AT              CARDINAL HEALTH     1,600       10,310       11,910
 TUTTLE CRSG
CORP. PARK AT              STERLING 3          1,601        8,207        9,807
 TUTTLE CRSG
CORP. PARK AT              NATIONWIDE          4,815       18,554       23,369
 TUTTLE CRSG
CORP. PARK AT              LAZARUS GROUND        852            -          852
 TUTTLE CRSG                LEASE
CORP. PARK AT              XEROX               1,580        8,951       10,531
 TUTTLE CRSG
SOUTH POINTE               BUILDING A            594        5,540        6,134
SOUTH POINTE               BUILDING B            556        5,303        5,859
PET FOODS BUILD-TO-SUIT    PET FOODS           1,031        5,336        6,368
                            DISTRIBUTION
GALYAN'S                   GALYAN'S            1,925        3,359        5,284
TUTTLE RETAIL CENTER       TUTTLE RETAIL       2,625        6,598        9,224
                            CENTER
MBM BUILDING               MBM BUILDING          170        1,988        2,158
METROCENTER III            METROCENTER III       887        3,395        4,281
SCIOTO CORPORATE CENTER    SCIOTO CORPORATE    1,137        3,190        4 327
                            CENTER
V.A. HOSPITAL              V.A. HOSPITAL         703        9,547       10,250

DAYTON, OHIO
------------

SUGARCREEK PLAZA           SUGARCREEK PLAZA      924        6,129        7,053

LIVONIA, MICHIGAN
-----------------

LIVONIA                    BUILDING A              -       10,357       10,357
LIVONIA                    BUILDING B              -       13,065       13,065

DECATUR, ILLINOIS
-----------------

PARK 101                   BUILDING #3           280        3,122        3,402
PARK 101                   BUILDING #8           184        1,583        1,767
PARK 101                   ILL POWER LAND        212            -          212
                            LEASE

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA             LAKEWOOD PLAZA        786        8,218        9,004

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW                MARKET VIEW           755        6,491        7,246
 SHOPPING CTR               CENTER

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I                 LAUMEIER I          1,220        9,668       10,888
LAUMEIER II                LAUMEIER II         1,258        9,846       11,104
WESTVIEW PLACE             WESTVIEW PLACE        673        8,831        9,504
WESTMARK                   WESTMARK            1,200       10,167       11,367
ALFA - LAVAL               ALFA - LAVAL        1,158        5,105        6,263
I-70 CENTER                I-70 CENTER           950        4,008        4,958
1920 BELTWAY               1920 BELTWAY          605        1,498        2,103
INTERAMERICAN              INTERAMERICAN       1,416        7,668        9,084

VARIOUS LOCATIONS
-----------------

LAND IMP. -                   N/A                  -            -            -
UNDEVELOPED LAND
ELIMINATIONS                                       -       (1,110)      (1,110)
                                             -------    ---------    ---------
                       TOTALS                140,391    1,041,040    1,181,431
                                             =======    =========    =========

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

  (IN THOUSANDS)

                                                                         DEPRE-
                                     ACCUMULATED    DATE OF       DATE   CIABLE
LOCATION/DEVELOPMENT    BUILDING    DEPRECIATION  CONSTRUCTION  ACQUIRED  LIFE
--------------------    --------    ------------  ------------  -------- ------
INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK  BUILDING #32       259        1978        1986     (4)
PARK 100 BUSINESS PARK  BUILDING #34       473        1979        1986     (4)
PARK 100 BUSINESS PARK  BUILDING #38        23        1978        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #79       213        1988        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #80       221        1988        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #83       216        1989        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #84       219        1989        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #95       361        1993        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #96       446        1994        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #97       542        1994        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #98       696        1968        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #100      171        1995        1995     (4)
PARK 100 BUSINESS PARK  BUILDING #107      105        1984        1995     (4)
PARK 100 BUSINESS PARK  BUILDING #109      511        1985        1986     (4)
PARK 100 BUSINESS PARK  BUILDING #116      632        1988        1988     (4)
PARK 100 BUSINESS PARK  BUILDING #118      199        1988        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #119      327        1989        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #121       85        1989        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #122      338        1990        1993     (4)
PARK 100 BUSINESS PARK  BUILDING #125      209        1994        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #126      113        1984        1994     (4)
PARK 100 BUSINESS PARK  BUILDING #127       90        1995        1995     (4)
PARK 100 BUSINESS PARK  BUILDING #128      311        1996        1996     (4)
PARK 100 BUSINESS PARK  BUILDING #129        -        1996        1996     (4)
PARK 100 BUSINESS PARK  BUILDING #130        2        1996        1996     (4)
GEORGETOWN ROAD         BUILDING 1           5        1987        1996     (4)
GEORGETOWN ROAD         BUILDING 2           5        1987        1996     (4)
GEORGETOWN ROAD         BUILDING 3           4        1987        1996     (4)
PARK 100 BUSINESS PARK  NORGATE LAND         -         N/A        1995     (4)
                         LEASE
PARK 100 BUSINESS PARK  SCHAHET HOTELS       -         N/A        1995     (4)
                         LAND LEASE
PARK 100 BUSINESS PARK  KENNY ROGERS         1         N/A        1995     (4)
                         LAND LEASE
PARK 100 BUSINESS PARK  NORCO LAND LEASE     3         N/A        1995     (4)
PARK 100 BUSINESS PARK  ZOLLMAN LAND LEASE   -         N/A        1994     (4)
SHADELAND STATION       7351 SHADELAND     138        1983        1993     (4)
SHADELAND STATION       BUILDING           804        1984        1986     (4)
                         #204/205
SHADELAND STATION       7240 SHADELAND   1,044        1985        1993     (4)
SHADELAND STATION       7330 SHADELAND     763        1988        1988     (4)
SHADELAND STATION       7369 SHADELAND      98        1989        1993     (4)
SHADELAND STATION       7340 SHADELAND     212        1989        1993     (4)
SHADELAND STATION       7400 SHADELAND     338        1990        1993     (4)
CASTLETON CORNER        CUB PLAZA        1,365        1986        1986     (4)
CASTLETON SHOPPING      MICHAEL'S PLAZA    330        1984        1993     (4)
 CENTER
SOUTH PARK, INDIANA     BUILDING #1        363        1989        1993     (4)
SOUTH PARK, INDIANA     BUILDING #2        328        1990        1993     (4)
SOUTH PARK, INDIANA     BUILDING #3        344        1990        1993     (4)
SOUTH PARK, INDIANA     BRYLANE PARKING     14         N/A        1994     (4)
                         LOT LEASE
SOUTH PARK, INDIANA     LEE'S INN LAND       -         N/A        1995     (4)
                         LEASE
GREENWOOD CORNER        GREENWOOD CORNER   885        1986        1986     (4)
GREENWOOD CORNER        1st INDIANA BANK    21        1988        1993     (4)
                         BRANCH
CARMEL MEDICAL I        CARMEL MEDICAL I   885        1985        1986     (4)
ST. FRANCIS             ST. FRANCIS        434        1995        1995     (4)
COMMUNITY MOB           COMMUNITY MOB      128        1995        1995     (4)
CARMEL MEDICAL II       CARMEL MEDICAL II  640        1989        1990     (4)
HILLSDALE TECHNECENTER  BUILDING #4        421        1987        1993     (4)
HILLSDALE TECHNECENTER  BUILDING #5        315        1987        1993     (4)
HILLSDALE TECHNECENTER  BUILDING #6        334        1987        1993     (4)
KEYSTONE AT THE         8465 KEYSTONE       52        1983        1995     (4)
 CROSSING
WOODFIELD AT THE        WOODFIELD II       926        1987        1993     (4)
 CROSSING
WOODFIELD AT THE        WOODFIELD III    1,979        1989        1993     (4)
 CROSSING
KEYSTONE AT THE         3520 COMMERCE      158        1976        1993     (4)
 CROSSING                CROSSING
ONE PARKWOOD            ONE PARKWOOD       266        1989        1995     (4)
TWO PARKWOOD            TWO PARKWOOD       307        1996        1996     (4)
PALOMAR                 PALOMAR             74        1973        1995     (4)
FRANKLIN ROAD           FRANKLIN ROAD      258        1962        1995     (4)
BUSINESS CTR.            BUSINESS CTR.
NAMPAC BUILDING         NAMPAC BUILDING     71        1974        1995     (4)
HAMILTON CROSSING       BUILDING #1        254        1989        1993     (4)
KEYSTONE AT THE         F.C. TUCKER         22        1978        1993     (4)
 CROSSING                BUILDING
PARK FLETCHER           BUILDING #14        68        1978        1995     (4)
6060 GUION ROAD         6060 GUION ROAD     33        1968        1996     (4)
 (VANDSTAR)              (VANSTAR)
4750 KENTUCKY           4750 KENTUCKY       16        1974        1996     (4)
 AVENUE                  AVENUE
4316 W. MINNESOTA       4316 W. MINNESOTA   16        1970        1996     (4)

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING      COLDWATER        1,058        1990        1994     (4)
                         SHOPPES

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER     AMERICAN AIR        51        1996        1996     (4)
                         FILTER

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING        KEEBLER BUILDING    55        1985        1995     (4)
HAYWOOD OAKS            BUILDING #2        160        1988        1993     (4)
 TECHNECENTER
HAYWOOD OAKS            BUILDING #3        242        1988        1993     (4)
 TECHNECENTER
HAYWOOD OAKS            BUILDING #4        161        1988        1993     (4)
 TECHNECENTER
HAYWOOD OAKS            BUILDING #5        343        1988        1993     (4)
 TECHNECENTER
HAYWOOD OAKS            BUILDING #6        537        1989        1993     (4)
 TECHNECENTER
HAYWOOD OAKS            BUILDING #7        117        1995        1995     (4)
 TECHNECENTER
GREENBRIAR BUSINESS     GREENBRIAR         340       1986         1993     (4)
 PARK

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY     CR SERVICES        257        1994        1994     (4)
SOUTHPARK, KENTUCKY     BUILDING #1        322        1990        1993     (4)
SOUTHPARK, KENTUCKY     BUILDING #3        282        1991        1993     (4)
SOUTHPARK, KENTUCKY     REDKEN             203        1994        1994     (4)

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE         EMPIRE COMMERCE     35        1973        1996     (4)

CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER    BUILDING #17     1,802        1985        1986     (4)
TECHNECENTER
PARK 50 TECHNECENTER    BUILDING #20     1,451        1987        1988     (4)
TECHNECENTER
PARK 50 TECHNECENTER    BUILDING #24        88        1989        1993     (4)
TECHNECENTER
PARK 50 TECHNECENTER    BUILDING #25       320        1989        1993     (4)
TECHNECENTER
PARK 50 TECHNECENTER    SDRC BUILDING    1,572        1991        1993     (4)
TECHNECENTER
FIDELITY DRIVE          DUN & BRADSTREET   824        1972        1986     (4)
WORLD PARK              BUILDING #5        954        1987        1990     (4)
WORLD PARK              BUILDING #6        862        1987        1990     (4)
WORLD PARK              BUILDING #7        830        1987        1990     (4)
WORLD PARK              BUILDING #8        437        1989        1993     (4)
WORLD PARK              BUILDING #9        284        1989        1993     (4)
WORLD PARK              BUILDING #11       456        1989        1993     (4)
WORLD PARK              BUILDING #14       316        1989        1993     (4)
WORLD PARK              BUILDING #15       252        1990        1993     (4)
WORLD PARK              BUILDING #16       247        1989        1993     (4)
EASTGATE PLAZA          EASTGATE PLAZA     213        1990        1995     (4)
FAIRFIELD BUSINESS      BUILDING D          47        1990        1995     (4)
 CENTER
FAIRFIELD BUSINESS      BUILDING E          74        1990        1995     (4)
 CENTER
UNIVERSITY MOVING       UNIVERSITY MOVING   75        1991        1995     (4)
TRI-COUNTY OFFICE PARK  BUILDINGS #1-#4    558        1971        1993     (4)
GOVERNOR'S PLAZA        GOVERNOR'S PLAZA   707        1990        1993     (4)
GOVERNOR'S PLAZA        KING'S MALL II     308        1988        1989     (4)
GOVERNOR'S PLAZA        KOHLS              196        1994        1994     (4)
SOFA EXPRESS            SOFA EXPRESS        25        1995        1995     (4)
OFFICE MAX              OFFICE MAX          46        1995        1995     (4)
312 ELM BUILDING        312 ELM          4,066        1992        1993     (4)
311 ELM STREET          ZUSSMAN            582        1902        1993     (4)
ENTERPRISE BUSINESS     BUILDING 1         504        1990        1993     (4)
 PARK
ENTERPRISE BUSINESS     BUILDING 2         561        1990        1993     (4)
 PARK
ENTERPRISE BUSINESS     BUILDING A          29        1987        1995     (4)
 PARK
ENTERPRISE BUSINESS     BUILDING B          46        1988        1995     (4)
 PARK
ENTERPRISE BUSINESS     BUILDING D         110        1989        1995     (4)
 PARK
312 PLUM STREET         S & L DATA       2,148        1987        1993     (4)
TRIANGLE OFFICE         BUILDINGS #1-    4,237        1965        1986     (4)
 PARK                     #38
GOVERNOR'S HILL         8790 GOVERNOR'S    442        1985        1991     (4)
                         HILL
GOVERNOR'S HILL         8700 GOVERNOR'S    470        1985        1993     (4)
                         HILL
GOVERNOR'S HILL         8800 GOVERNOR'S  1,009        1985        1986     (4)
                         HILL
GOVERNOR'S HILL         8600 GOVERNOR'S  1,688        1986        1991     (4)
                         HILL
GOVERNOR'S POINTE       4770 GOVERNOR'S  1,650        1986        1988     (4)
                         POINTE
GOVERNOR'S POINTE       4700 BUILDING    1,260        1987        1988     (4)
GOVERNOR'S POINTE       4900 BUILDING    1,130        1987        1989     (4)
GOVERNOR'S POINTE       4705 GOVERNOR'S    736        1988        1993     (4)
                         POINTE
GOVERNOR'S POINTE       4800 GOVERNOR'S    612        1989        1993     (4)
                         POINTE
BIGG'S SUPERCENTER      BIGG'S              75        1996        1996     (4)
                         SUPERCENTER
GOVERNOR'S POINTE       4605 GOVERNOR'S  1,451        1990        1993     (4)
                         POINTE
MONTGOMERY CROSSING     STEINBERG'S         49        1993        1993     (4)
MONTGOMERY CROSSING II  SPORTS UNLIMITED   224        1994        1994     (4)
GOVERNOR'S PLAZA        KING'S AUTO        954        1990        1993     (4)
                         MALL I
MOSTELLER DIST.         MOSTELLER DIST.    127        1950        1996     (4)
 CENTER                  CENTER
FRANCISCAN HEALTH       FRANCISCAN HEALTH    8        1996        1996     (4)
PERIMETER PARK          BUILDING A           5        1991        1996     (4)
PERIMETER PARK          BUILDING B           4        1991        1996     (4)
CREEK ROAD              BUILDING 1           4        1971        1996     (4)
CREEK ROAD              BUILDING 2           6        1971        1996     (4)
WEST LAKE CENTER        WEST LAKE CENTER   136        1981        1996     (4)
EXECUTIVE PLAZA I       EXECUTIVE PLAZA I    4        1980        1996     (4)
EXECUTIVE PLAZA II      EXECUTIVE PLAZA II   5        1981        1996     (4)
LAKE FOREST PLACE       LAKE FOREST PLACE  164        1985        1996     (4)
HUNTINGTON BANK         HUNTINGTON BANK      2        1986        1996     (4)
OHIO NATIONAL           OHIO NATIONAL      311        1996        1996     (4)
CORNELL COMMERCE        CORNELL COMMERCE   126        1989        1996     (4)

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH        ROCK RUN-NORTH     133        1984        1996     (4)
ROCK RUN - CENTER       ROCK RUN-CENTER    153        1985        1996     (4)
ROCK RUN - SOUTH        ROCK RUN-SOUTH     136        1986        1996     (4)
FREEDOM SQUARE I        FREEDOM SQUARE I    88        1980        1996     (4)
FREEDOM SQUARE II       FREEDOM SQUARE II  260        1987        1996     (4)
CORPORATE PLAZA I       CORPORATE PLAZA I  319        1989        1996     (4)
CORPORATE PLAZA II      CORPORATE PLAZA    270        1991        1996     (4)
                         II
ONE CORPORATE           ONE CORPORATE      190        1989        1996     (4)
 EXCHANGE                EXCHANGE
CORPORATE PLACE         CORPORATE PLACE     19        1988        1996     (4)
CORPORATE CIRCLE        CORPORATE CIRCLE    28        1983        1996     (4)
CORPORATE CENTER I      CORPORATE CENTER I  80        1985        1996     (4)
CORPORATE CENTER II     CORPORATE CENTER    77        1987        1996     (4)
                         II

COLUMBUS, OHIO
--------------

CORP. PARK AT           LITEL            1,447        1990        1993     (4)
 TUTTLE CRSG
CORP. PARK AT           STERLING 1         983        1990        1993     (4)
 TUTTLE CRSG
CORP. PARK AT           INDIANA            382        1994        1994     (4)
 TUTTLE CRSG             INSURANCE
CORP. PARK AT           STERLING 2         239        1995        1995     (4)
 TUTTLE CRSG
CORP. PARK AT           JOHN ALDEN LIFE    303        1995        1995     (4)
 TUTTLE CRSG             INSURANCE
CORP. PARK AT           CARDINAL HEALTH    650        1995        1995     (4)
 TUTTLE CRSG
CORP. PARK AT           STERLING 3          61        1995        1995     (4)
 TUTTLE CRSG
CORP. PARK AT           NATIONWIDE         360        1996        1996     (4)
 TUTTLE CRSG
CORP. PARK AT           LAZARUS GROUND       -         N/A        1996     (4)
 TUTTLE CRSG             LEASE
CORP. PARK AT           XEROX              592        1992        1994     (4)
 TUTTLE CRSG
SOUTH POINTE            BUILDING A         249        1995        1995     (4)
SOUTH POINTE            BUILDING B         101        1996        1996     (4)
PET FOODS BUILD-        PET FOODS          299        1993        1993     (4)
 TO-SUIT                 DISTRIBUTION
GALYAN'S                GALYAN'S           180        1994        1994     (4)
TUTTLE RETAIL           TUTTLE RETAIL      126        1995        1995     (4)
 CENTER                  CENTER
MBM BUILDING            MBM BUILDING        97        1978        1994     (4)
METROCENTER III         METROCENTER III     81        1983        1996     (4)
SCIOTO CORPORATE        SCIOTO CORPORATE    12        1987        1996     (4)
 CENTER                  CENTER
V.A. HOSPITAL           V.A. HOSPITAL      530        1994        1994     (4)

DAYTON, OHIO
------------

SUGARCREEK PLAZA        SUGARCREEK PLAZA 1,284        1988        1988     (4)

LIVONIA, MICHIGAN
-----------------

LIVONIA                 BUILDING A         974        1988        1993     (4)
LIVONIA                 BUILDING B       1,148        1989        1993     (4)

DECATUR, ILLINOIS
-----------------

PARK 101                BUILDING #3        945        1979        1986     (4)
PARK 101                BUILDING #8        423        1980        1986     (4)
PARK 101                ILL POWER LAND       -         N/A        1994     (4)
                         LEASE

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA          LAKEWOOD PLAZA   1,654        1987        1988     (4)

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW             MARKET VIEW      1,729        1985        1986     (4)
 SHOPPING CTR            CENTER

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I              LAUMEIER I         391        1987        1995     (4)
LAUMEIER II             LAUMEIER II        424        1988        1995     (4)
WESTVIEW PLACE          WESTVIEW PLACE     377        1988        1995     (4)
WESTMARK                WESTMARK           292        1987        1995     (4)
ALFA - LAVAL            ALFA - LAVAL        21        1996        1996     (4)
I-70 CENTER             I-70 CENTER         42        1986        1996     (4)
1920 BELTWAY            1920 BELTWAY        16        1986        1996     (4)
INTERAMERICAN           INTERAMERICAN       64        1996        1996     (4)

VARIOUS LOCATIONS
-----------------

LAND IMP. -                 N/A            457
UNDEVELOPED LAND
ELIMINATIONS                                 -
                                        ------
                     TOTALS             82,207
                                        ======

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

(IN THOUSANDS)
(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Partnership owns a 66.67% interest in th partnership owning this building. The Partnership shares in the cash flow of this building in accordance with the Partnership's ownership interests.

(3) The four buildings comprising Tri-County Office Park were constructed in 1971, 1973 and 1982.

(4) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

                        Real Estate Assets            Accumulated Depreciation
                    ----------------------------     --------------------------
                    1996       1995        1994      1996      1995       1994
                    ----       ----        ----      ----      ----       ----
Balance at
beginning of year  $ 804,164   $653,552  $540,376   $56,335   $38,058   $23,725

  Additions during
  year:
   Acquisitions      213,979    114,705    57,218         -         -         -
   Construction
    costs and
    tenant
    improvements     173,186     84,790    41,125         -         -         -
   Depreciation
    expense                -          -         -    27,568    20,416    15,068
   Acquisition of
    minority interest
    and joint venture
    interest          21,627        796    15,742         -         -         -
                   ---------    -------   -------    ------    ------    ------
                   1,212,956    853,843   654,461    83,903    58,474    38,793
  Deductions
  during year:
   Cost of real
    estate sold      (11,347)    (4,393)     (909)     (586)   (1,259)        -
   Contribution to
    Joint Venture    (19,175)   (44,725)        -      (108)     (319)        -
   Other              (1,003)      (561)        -    (1,003)     (561)    (735)
                   ---------    -------   -------    ------    ------    ------
                  $1,181,431   $804,164  $653,552   $82,207   $56,335   $38,058
                   =========    =======   =======    ======    ======    ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUKE REALTY LIMITED PARTNERSHIP

                                        By:  Duke Realty Investments, Inc.
                                                Its General Partner


            March  14,  1997            By:   /s/   Thomas  L.  Hefner
           -----------------                 ------------------------------
                                              Thomas L. Hefner
                                              President and Chief Executive
                                                 Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                             ------------------------------
                                              Darell E. Zink, Jr.
                                              Executive Vice President and
                                                 Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                             ------------------------------
                                              Dennis D. Oklak
                                              Vice President and Treasurer
                                                 (Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date          Title
          ---------                ----          -----

       /s/ John W. Wynne    *     3/14/97       Chairman of the Board
       ----------------------
       John W. Wynne

       /s/ Thomas L. Hefner *     3/14/97      President and Chief Executive
       ----------------------                    Officer and Director
       Thomas L. Hefner

       /s/ Daniel C. Staton *     3/14/97      Executive Vice President and
       ----------------------                    Chief Operating Officer and
       Daniel C. Staton                          Director

       /s/ Darell E. Zink, Jr.*   3/14/97      Executive Vice President and
       -----------------------                   Chief Financial Officer and
       Darell E. Zink, Jr.                       Director

        /s/ Geoffrey Button  *          3/14/97           Director
        ----------------------
        Geoffrey Button

        /s/ John D. Peterson *          3/14/97           Director
        ----------------------
        John D. Peterson

        /s/ Ngaire E. Cuneo  *          3/14/97           Director
        ----------------------
        Ngaire E. Cuneo

        /s/ L. Ben Lytle     *          3/14/97           Director
        ----------------------
        L. Ben Lytle

        /s/ Jay J. Strauss   *          3/14/97           Director
        ----------------------
        Jay J. Strauss

        /s/ Howard L. Feinsand *        3/14/97           Director
        ----------------------
        Howard L. Feinsand

        /s/ James E. Rogers  *          3/14/97           Director
        ----------------------
        James E. Rogers



     *  By Dennis D. Oklak, Attorney-in-Fact    /s/  Dennis D. Oklak
                                                ---------------------
                                      -54-