Form 10-Q
period 1997-03-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1997-05-13
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997
                                     --------------

                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to        .
                                   ---------    -------
------------------------------------------------------------------------

     Commission File Number: 0-20625
                             -------

               DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                IRS Employer ID Number:

     Indiana                                 35-1898425
-----------------------                ----------------------

           Address of principal executive offices:

             8888 Keystone Crossing, Suite 1200
             ----------------------------------
               Indianapolis, Indiana    46240
                -----------------------------

                 Telephone:  (317) 846-4700
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

The number of Limited Partnership Units outstanding as of May 8, 1997 was 34,870,000.

               DUKE REALTY LIMITED PARTNERSHIP

                            INDEX

PART I - FINANCIAL INFORMATION                                PAGE
------------------------------                                ----

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
        March 31, 1997 (Unaudited) and December 31, 1996        2

     Condensed Consolidated Statements of Operations for
        the three months ended March 31, 1997 and 1996
        (Unaudited)                                             3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997  and 1996
       (Unaudited)                                              4

     Condensed Consolidated Statement of Partners' Equity
       for the three months ended March 31, 1997 (Unaudited)    5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                             6-7

     Independent Accountants' Review Report                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    9-14


PART II - OTHER INFORMATION
---------------------------


     Item 1.        Legal Proceedings                           15
     Item 2.        Changes in Securities                       15
     Item 3.        Defaults Upon Senior Securities             15
     Item 4.        Submission of Matters to a Vote of
                     Security Holders                           15
     Item 5.        Other Information                           15
     Item 6.        Exhibits and Reports on Form 8-K            15

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                                    MARCH 31,    December 31,
                                                      1997          1996
                                                    ---------    -----------
     ASSETS                                         (UNAUDITED)
     ------
Real estate investments:
   Land and improvements                           $  144,208    $  140,391
   Buildings and tenant improvements                1,061,084     1,041,040
   Construction in progress                            75,814        44,060
   Land held for development                           63,454        65,185
                                                    ---------     ---------
                                                    1,344,560     1,290,676
   Accumulated depreciation                           (90,075)      (82,207)
                                                    ---------     ---------

      Net real estate investments                   1,254,485     1,208,469

Cash                                                   12,902         5,346
Accounts receivable from tenants, net of
 allowance of $536 and $709                             4,124         5,255
Straight-line rent receivable, net of
 allowance of $841                                     11,721        10,956
Receivables on construction contracts                  10,843        12,859
Investments in unconsolidated companies                79,294        79,362
Deferred financing costs, net of accumulated
 amortization of $3,952 and $3,529                      7,747         8,127
Deferred leasing and other costs, net of
 accumulated amortization of $9,425 and $8,276         28,577        24,293
Escrow deposits and other assets                        9,053         7,732
                                                    ---------     ---------
                                                   $1,418,746    $1,362,399
                                                    =========     =========


  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------

Indebtedness:
   Secured debt                                    $  261,056    $  261,815
   Unsecured notes                                    240,000       240,000
   Unsecured line of credit                             5,000        24,000
                                                    ---------     ---------
                                                      506,056       525,815

Construction payables and amounts due
 subcontractors                                        24,270        23,167
Accounts payable                                        1,651         1,585
Accrued real estate taxes                              14,800        14,888
Accrued interest                                        3,089         4,437
Other accrued expenses                                  5,692         6,935
Other liabilities                                       7,691         8,312
Tenant security deposits and prepaid rents              9,188         7,611
                                                    ---------     ---------
    Total liabilities                                 572,437       592,750
                                                    ---------     ---------

Minority interest                                          29           380
                                                    ---------     ---------

Partners' equity:
   General partner
     Common equity                                    758,046       683,710
     Preferred equity                                  72,856        72,856
                                                    ---------     ---------
                                                      830,902       756,566
   Limited partners' common equity                     15,378        12,703
                                                    ---------     ---------
  Total partners' equity                              846,280       769,269
                                                    ---------     ---------

                                                   $1,418,746    $1,362,399
                                                    =========     =========

 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31,
                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                              (UNAUDITED)


                                                1997            1996
                                               ------        --------
RENTAL OPERATIONS:
 Revenues:
  Rental income                                $49,058       $ 35,335
  Equity in earnings of unconsolidated
   companies                                     1,860          1,202
                                                ------        -------
                                                50,918         36,537
                                                ------        -------
 Operating expenses:
  Rental expenses                                9,272          7,144
  Real estate taxes                              4,442          3,208
  Interest expense                               8,602          7,967
  Depreciation and amortization                  9,843          7,046
                                                ------        -------
                                                32,159         25,365
                                                ------        -------

     Earnings from rental operations            18,759         11,172
                                                ------        -------

SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance and
   leasing fees                                  2,641          2,714
  Construction management and development
   fees                                          1,066          1,317
  Other income                                     232            315
                                                ------        -------
                                                 3,939          4,346
                                                ------        -------
 Operating expenses:
  Payroll                                        2,340          2,235
  Maintenance                                      388            296
  Office and other                                 749            632
                                                ------        -------
                                                 3,477          3,163
                                                ------        -------

     Earnings from service operations              462          1,183
                                                ------        -------

General and administrative expense              (1,109)          (921)
                                                ------        -------

      Operating income                          18,112         11,434

OTHER INCOME (EXPENSE):
 Interest income                                   251            344
 Earnings (loss) from property sales               280            (14)
 Minority interest in earnings of subsidiaries      15           (187)
                                                ------        -------

  Net income                                    18,658         11,577
Dividend on  preferred units                    (1,706)             -
                                                ------        -------

Net income available for common units           16,952       $ 11,577
                                                ======         =======

Net income per common unit                     $   .49       $    .40
                                                ======        =======


Weighted average number of common units
 outstanding                                    34,378         28,686
                                                ======        =======



 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31,
                            (IN THOUSANDS)
                              (UNAUDITED)



                                                1997         1996
                                              --------    --------

Cash flows from operating activities:
  Net income                                   $18,658   $ 11,577
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation of buildings and
    tenant improvements                          8,386      5,936
   Amortization of deferred financing costs        344        285
   Amortization of deferred leasing and
    other costs                                  1,113        825
   Minority interest in earnings                   (15)       187
   Straight-line rental income                    (765)      (831)
   (Earnings) loss  from property sales           (280)        14
   Construction contracts, net                   3,119     (1,624)
   Other accrued revenues and expenses, net       (141)    (1,879)
   Equity in earnings in excess of
    distributions received from
    unconsolidated companies                    (1,540)      (185)
                                                ------     ------
    Net cash provided by operating activities   28,879     14,305
                                                ------     ------


Cash flows from investing activities:
  Rental property development costs            (29,168)   (28,752)
  Acquisition of rental properties                  -     (55,038)
  Acquisition of land held for development
   and infrastructure costs                     (5,634)      (408)
  Recurring costs:
   Tenant improvements                          (2,168)    (1,762)
   Leasing commissions                          (1,295)      (632)
   Building improvements                          (116)       (32)
  Other deferred costs and other assets         (5,444)     4,048
  Proceeds from property sales, net              1,280      2,926
  Net investment in and advances to
   unconsolidated companies                      1,369       (215)
                                               -------     ------
    Net cash used by investing activities      (41,176)   (79,865)
                                                ------     ------


Cash flows from financing activities:
  Contributions from general partner            59,390    113,835
  Payments on indebtedness including
   principal amortization                         (759)      (532)
  Borrowings (repayments) on lines of
   credit, net                                 (19,000)   (27,000)
  Distributions to partners                    (19,398)   (14,069)
  Distributions to minority interest              (336)      (193)
  Deferred financing costs                         (44)      (282)
                                               -------    -------
    Net cash provided by financing activities   19,853     71,759
                                               -------    -------

     Net  increase in cash                       7,556      6,199
                                               -------    -------

Cash at beginning of period                      5,346      5,682
                                               -------    -------

Cash at end of period                          $12,902    $11,881
                                                ======     ======


 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                            (IN THOUSANDS)
                              (UNAUDITED)




                               General Partner            Limited
                         ---------------------------      Partners'
                          Common         Preferred        Common
                          Equity          Equity          Equity        Total
                         --------        ---------        ---------   ---------

      BALANCE AT
       DECEMBER 31,
       1996              $683,710        $72,856          $12,703     $769,269

        Net income         15,194          1,706            1,758       18,658

        Capital
        contribution
        from Duke Realty
        Investments, Inc.  59,435              -                -       59,435

        Acquisition of
        partnership
        interest for
        Common Stock
        of Duke Realty
        Investments, Inc.  15,514              -                -       15,514

        Acquisition of
        property in
        exchange for
        Limited Partner
        Units                   -              -            2,802        2,802

        Distributions to
        preferred
        unitholders             -         (1,706)               -       (1,706)

        Distributions to
        partners ($.51 per
        Common Unit)      (15,807)             -           (1,885)     (17,692)
                         --------         ------           ------      -------

      BALANCE AT
      MARCH 31, 1997     $758,046        $72,856          $15,378     $846,280
                          =======         ======           ======      ========

      COMMON UNITS
      OUTSTANDING
      AT MARCH 31, 1997    31,442                           3,378       34,820
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

THE  PARTNERSHIP

Duke  Realty  Limited  Partnership  (the "Partnership")  was  formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the Common Stock, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common units. The General Partner is the sole general partner of the Partnership and owns 90.3% of the Partnership at March 31, 1997. The remaining limited partnership interest ("Limited Partner Units") (together with  the units of general partner interests, the ("Common Units"))
are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to
a   one-year  holding  period.  The  General  Partner  periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The  Partnership  has  a $150 million unsecured  revolving  credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The
                                 - 6 -
revolving line of credit matures in April 1998 and bears interest payable at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.00%. The Partnership also has a demand $10 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $750,000 and $681,000 for such services for the three months ended March 31, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. FORWARD TREASURY LOCK AGREEMENT

In April 1997, the Partnership entered into a Forward Treasury Lock Agreement in order to hedge its exposure to interest rate fluctuations on an anticipated $100 million unsecured debt financing expected to close by June 30, 1997. Any gain or loss under the agreement will be amortized to interest expense over the term of the financing.

5. SUBSEQUENT EVENTS

On  April 24, 1997, a quarterly distribution of $.51 per  Common
Unit was declared payable on May 30, 1997, to Common Unitholders of record on May 16, 1997.

On April 24, 1997, a quarterly distribution was declared of $.56875 per depositary Preferred Unit which is payable on May
30, 1997 to the Preferred Unitholders of record on May 16, 1997.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  -------------------------------------

  The Partners
  DUKE REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 1997, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the related condensed consolidated statement of partners' equity for the three months ended March 31, 1997. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  May 5, 1997
                                 - 8 -

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  --------

  The Partnership's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets. In addition, the Partnership's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio and to continue development and acquisition of additional rental properties.

  The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.5% at March 31, 1997. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The   following   table   sets  forth  information   regarding   the
  Partnership's in-service portfolio of rental properties as of March 31, 1997 and 1996 (in thousands, except percentages):


                         Total           Percent of
                      Square Feet     Total Square Feet    Percent Occupied
                   ----------------  -------------------  ------------------
   Type              1997     1996     1997       1996      1997       1996
   ----            -------  -------  -------    -------   -------    -------
  INDUSTRIAL
   Service Centers   3,051    2,970   11.03%     13.32%    93.04%     94.60%
   Bulk             15,531   12,155   56.15%     54.51%    95.95%     92.33%
  OFFICE
   Suburban          6,319    4,684   22.84%     21.01%    96.53%     96.26%
   CBD                 699      699    2.53%      3.14%    87.55%     93.62%
   Medical             369      333    1.34%      1.49%    95.18%     89.64%
  RETAIL             1,690    1,456    6.11%      6.53%    94.52%     93.73%
                    ------   ------  -------    -------

  Total             27,659   22,297  100.00%    100.00%    95.45%     93.55%
                    ======   ======  =======    =======

  Management expects occupancy of the in-service  property  portfolio to remain stable because (i) only 8.1% and 12.1% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and (ii) the
  Partnership's  renewal   percentage averaged 80%, 65% and 73% in 1996,
  1995 and 1994, respectively.

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of March 31, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

              Industrial          Office          Retail       Total Portfolio
           ----------------  ---------------  --------------  -----------------
                   Contrac-         Contrac-        Contrac-           Contrac-
  Year of  Sq.      tual      Sq.     tual    Sq.     tual    Sq.        tual
  Exp.     Feet     Rent      Feet    Rent    Feet    Rent    Feet       Rent
  -------  ------ ---------  -----  --------  ----  --------  ------   --------
  1997      1,605 $  6,435     495   $ 5,003    48  $   528    2,148   $ 11,966
  1998      2,332    8,740     750     8,123   107    1,115    3,189     17,978
  1999      2,218    9,619     908     9,798   120    1,233    3,246     20,650
  2000      2,165    8,841     840    10,200   103    1,244    3,108     20,285
  2001      2,512    9,891     865     9,546    88    1,062    3,465     20,499
  2002      1,023    4,032     848     9,071   134    1,401    2,005     14,504
  2003        292    1,766     217     2,489    35      317      544      4,572
  2004        865    3,221     195     2,386    13      126    1,073      5,733
  2005      1,256    4,069     535     6,770   177    1,505    1,968     12,344
  2006      2,038    6,457     352     4,359     5       67    2,395     10,883
  2007
   and
   There-
   after    1,435    4,722   1,058    13,775   767    6,506    3,260     25,003
           ------   ------   -----    ------ -----   ------   ------    -------
  Total
  Leased   17,741  $67,793   7,063   $81,520 1,597  $15,104   26,401   $164,417
           ======   ======   =====    ====== =====   ======  =======    =======

  Total
  Portfolio
  Square
  Feet     18,582            7,387           1,690           27,659
           ======            =====           =====           ======

  Annualized net
   effective rent
   per square foot  $  3.82          $ 11.54        $  9.46            $   6.23
                     ======           ======         ======             =======


  This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 5.1 million square feet of properties under development at March 31, 1997 over the next four quarters. The 5.1 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service          Square       Percent     Project      Stabilized
  Date                 Feet        Leased      Costs        Return
  ----------------    ------       -------     -------     -----------

  2nd Quarter 1997    1,650        81%         $ 50,332      11.9%
  3rd Quarter 1997    1,931        69%           65,067      11.1%
  4th Quarter 1997      668        72%           44,004      11.7%
  1st Quarter 1998      830        79%           37,833      11.5%
                      -----                     -------
                      5,079        75%         $197,236      11.5%
                      =====                     =======

  RESULTS OF OPERATIONS
  ---------------------

  Following is a summary of the Partnership's operating results and property statistics for the three months ended March 31, 1997 and 1996 (in thousands, except number of properties and per unit amounts):



                                       Three months ended March 31,
                                       ----------------------------
                                          1997             1996
                                       ----------       -----------
     Rental Operations revenue         $50,918          $36,537
     Service Operations revenue          3,939            4,346
     Earnings from Rental Operations    18,759           11,172
     Earnings from Service Operations      462            1,183
     Operating income                   18,112           11,434
     Net income available for common
      units                            $16,952          $11,577
     Weighted average common units
      outstanding                       34,378           28,686
     Net income per common unit        $   .49          $   .40

     Number of in-service properties
      at end of period                     250              214
     In-service square footage at
      end of period                     27,659           22,297
     Under development square footage
      at end of period                   5,079            2,891


  COMPARISON OF THREE MONTHS ENDED MARCH 31,1997 TO THREE MONTHS
  --------------------------------------------------------------
  ENDED MARCH 31,1996
  -------------------

  Rental Operations
  -----------------

  The Partnership increased its in-service portfolio of rental properties from 214 properties comprising 23.0 million square feet at March 31, 1996 to 250 properties comprising 27.7 million square feet at March 31, 1997 through the acquisition of 23 properties totaling 2.1 million square feet and the completion of 15 properties and three building expansions totaling 3.5 million square feet developed by the Partnership. The Partnership also disposed of two properties totaling 226,000 square feet. These 36 net additional rental properties primarily account for the $14.4 million increase in revenues from Rental Operations from 1996 to 1997. The Partnership also received a $1.2 million net lease termination payment made by a tenant in one of the Partnership's office properties which is included in rental income for the three months ended March 31, 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 36 in-service rental properties.

  Interest expense increased by approximately $600,000 from $8.0 million for the three months ended March 31, 1996 to $8.6 million for the three months ended March 31, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $7.6 million from $11.2 million for the three months ended March 31, 1996 to $18.8 million for the three months ended March 31, 1997.

  Service Operations
  ------------------

  Service Operation revenues decreased to $3.9 million for the three months ended March 31, 1997 as compared to $4.3 million for the three months ended March 31, 1996. This decrease was primarily the result of a decrease in construction management fees caused by unfavorable weather conditions during the three months ended March 31, 1997. Service Operation operating expenses increased from $3.2 million to $3.5 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership.
                                - 11 -

  As a result of the above-mentioned items, earnings from Service Operations decreased from $1.2 million for the three months ended March 31, 1996 to $462,000 for the three months ended March 31, 1997.

  General and Administrative Expense
  ----------------------------------

  General and administrative expense increased from $921,000 for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.

  Other Income (Expense)
  ----------------------

  Interest income decreased from $344,000 for the three months ended March 31, 1996 to $251,000 for the three months ended March 31, 1997 primarily as a result of interest income which was earned on certain escrows during the three months ended March 31, 1996 which were refunded later in 1996.

  Net Income Available for Common Units
  -------------------------------------

  Net income available for common units for the three months ended March 31, 1997 was $17.0 million compared to net income available for common units of $11.6 million for the three months ended March 31, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net  cash  provided by operating activities totaling  $29.0  million and $14.3 million for the three months ended March 31, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $41.2 million and $79.9 million for the three months ended March 31, 1997 and 1996, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1997, $34.8 million was invested in the development of additional rental properties and the acquisition of land held for development. In 1996, the investment in the development and acquisition of additional rental properties and land held for development was $84.2 million. Included in the $84.2 million of net cash used by investing activities for the development and acquisition of rental properties for the three months ended March 31, 1996 is $44.5 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76.0 million which included the assumption of $23.1 million of mortgage debt and the issuance of $8.4 million of

  Common Units. In March 1996, the Partnership received $113.8 million of net proceeds from the General Partner's common stock offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In January 1997, the Partnership received $56.7 million of net proceeds from the General Partner's common stock offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. During the three months ended March 31, 1997, the Partnership also received $2.7 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan.

  The Partnership has a $150 million unsecured line of credit which matures in April 1998. In January 1996, the borrowing rate was LIBOR plus 1.625%. In September 1996, the borrowing rate was reduced to LIBOR plus 1.25%. On March 27, 1997 the borrowing rate was further reduced to LIBOR plus 1.00%. The Partnership also has a demand $10 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of April 29, 1997 of approximately $410 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The  total debt outstanding at March 31,  1997  consists  of notes totaling $506.1 million with a weighted average interest rate of 7.58% maturing at various dates through 2017. The Partnership has $245.0 million of unsecured debt and $261.1 million of secured debt outstanding at March 31, 1997. Scheduled principal amortization of such debt totaled $759,000 for the three months ended March 31, 1997.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at March 31, 1997 (in thousands):


                            Repayments
              ----------------------------------------    Weighted Average
              Scheduled                                   Interest Rate of
   Year       Amortization      Maturities      Total     Future Repayments
   ----       ------------      ----------    --------    ------------------
   1997       $ 2,629           $ 10,000      $ 12,629         6.66%
   1998         4,410             51,590        56,000         7.26%
   1999         5,146             28,470        33,616         6.15%
   2000         3,227             44,853        48,080         7.38%
   2001         2,930             59,954        62,884         8.72%
   2002         3,189             50,000        53,189         7.36%
   2003           902             68,216        69,118         8.48%
   2004           978             50,000        50,978         7.14%
   2005         1,064            100,000       101,064         7.48%
   2006         1,160                  -         1,160         7.38%
   Thereafter  17,338                  -        17,338         7.54%
               ------            -------       -------
       Total  $42,973           $463,083      $506,056         7.58%
               ======            =======       =======


  The 1997 maturities consist of the outstanding balance on the Partnership's $10 million demand secured line of credit.

  The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.51 per common unit was declared on April 24, 1997 payable on May 30, 1997 which represents an annualized distribution of $2.04 per common unit. A quarterly distribution of $.56875 per depositary preferred unit was declared on April 24, 1997 which is payable on May 30, 1997.

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

  The following table reflects the calculation of the Partnership's FFO for the three months ended March 31 as follows (in thousands):


                                          Three  months  ended
                                                March 31,
                                          --------------------
   (in thousands)                           1997        1996
                                          --------    --------

   Net income available for common
    units                                  $16,952    $11,577
   Add back:
    Depreciation and amortization            9,499      6,761
    Share of joint venture depreciation
     and amortization                          523        440
    (Earnings) loss from property sales       (280)        14
                                            ------     ------
   FUNDS FROM OPERATIONS                   $26,694    $18,792
                                            ======     ======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                   $28,879    $14,305
    Investing activities                   (41,176)   (79,865)
    Financing activities                    19,853     71,759

  The increase in FFO for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

Part II - Other Information

Item 1.  Legal Proceedings
---------------------------
None


Item 2.  Changes in Securities
------------------------------
None


Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

Item 5.  Other Information
--------------------------
When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification of the General Partner as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the General Partner's Form 8-K Report as filed with the U.S.
Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

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

DUKE REALTY LIMITED PARTNERSHIP
-------------------------------
By:  Duke Realty  Investments, Inc.,
General Partner

                                                Registrant


Date:   May 12, 1997                    /s/  Thomas L. Hefner
       --------------                   ---------------------
                                        President and
                                         Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ------------------------
                                        Executive Vice President and
                                         Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ---------------------
                                        Vice President and Treasurer
                                         (Chief Accounting Officer)