Form 10-Q
period 1997-06-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1997-08-12
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to         .
                                    ----------  ---------

---------------------------------------------------------------------------

     Commission File Number: 0-20625
                             -------

                      DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

        Indiana                                     35-1898425
-----------------------                      ----------------------
                  Address of principal executive offices:

                    8888 Keystone Crossing, Suite 1200
                    ----------------------------------
                      Indianapolis, Indiana    46240
                      ------------------------------

                        Telephone:  (317) 846-4700
                        --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---    ---
The number of Limited Partnership Units outstanding as of August 6, 1997 was 35,045,984.

                      DUKE REALTY LIMITED PARTNERSHIP

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of
   June 30, 1997 (Unaudited) and December 31, 1996                 2

  Condensed Consolidated Statements of Operations for the
   three and six months ended June 30, 1997 and 1996
   (Unaudited)                                                     3

  Condensed Consolidated Statements of Cash Flows for the
   six months ended June 30, 1997 and 1996 (Unaudited)             4

  Condensed Consolidated Statement of Partners' Equity for
   the six months ended June 30, 1997 (Unaudited)                  5

  Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                                   6-8

  Independent Accountants' Review Report                           9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                     10-17


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                  18
     Item 2.   Changes in Securities                              18
     Item 3.   Defaults Upon Senior Securities                    18
     Item 4.   Submission of Matters to a Vote of
               Security Holders                                   18
     Item 5.   Other Information                                  18
     Item 6.   Exhibits and Reports on Form 8-K                   18

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS



             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                             JUNE 30,       December 31,
                                               1997              1996
                                          -----------       ------------
     ASSETS                               (UNAUDITED)
     ------
Real estate investments:
   Land and improvements                  $  157,298        $  140,391
   Buildings and tenant improvements       1,141,879         1,041,040
   Construction in progress                   77,808            44,060
   Land held for development                  82,780            65,185
                                           ---------         ---------
                                           1,459,765         1,290,676
   Accumulated depreciation                  (96,491)          (82,207)
                                           ---------         ---------
      Net real estate investments          1,363,274         1,208,469

Cash                                           3,091             5,346
Accounts receivable from tenants,
  net of allowance of $533 and $709            2,992             5,255
Straight-line rent receivable, net
  of allowance of $841                        12,376            10,956
Receivables on construction contracts         10,839            12,859
Investments in unconsolidated companies      112,837            79,362
Deferred financing costs, net of
  accumulated amortization of $4,537
  and $3,529                                   7,562             8,127
Deferred leasing and other costs, net
  of accumulated amortization of
  $10,468 and $8,276                          30,401            24,293
Escrow deposits and other assets               9,495             7,732
                                           ---------         ---------
                                          $1,552,867        $1,362,399
                                           =========         =========


       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------
Indebtedness:
   Secured debt                           $  271,857        $  261,815
   Unsecured notes                           240,000           240,000
   Unsecured line of credit                  103,000            24,000
                                           ---------         ---------
                                             614,857           525,815

Construction payables and amounts
  due subcontractors                          35,065            23,167
Accounts payable                               2,545             1,585
Accrued real estate taxes                     15,034            14,888
Accrued interest                               5,106             4,437
Other accrued expenses                         6,980             6,935
Other liabilities                              7,807             8,312
Tenant security deposits and prepaid rents     9,348             7,611
                                           ---------         ---------
    Total liabilities                        696,742           592,750
                                           ---------         ---------
Minority interest                                469               380
                                           ---------         ---------
Partners' equity:
  General partner
   Common equity                             764,403           683,710
   Preferred equity                           72,856            72,856
                                           ---------         ---------
                                             837,259           756,566
  Limited partners' common equity             18,397            12,703
                                           ---------         ---------
  Total partners' equity                     855,656           769,269
                                           ---------         ---------
                                          $1,552,867        $1,362,399
                                           =========         =========

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                (UNAUDITED)

                                    Three months ended       Six months ended
                                         June 30,                  June 30,
                                  ----------------------     -------------------
                                    1997          1996         1997       1996
                                  ---------     --------     --------- --------
RENTAL OPERATIONS:
 Revenues:
  Rental income                   $49,802       $36,379      $ 98,860  $71,714
  Equity in earnings of
   unconsolidated companies         1,784         1,345         3,644    2,547
                                   ------        ------       -------   ------
                                   51,586        37,724       102,504   74,261
                                   ------        ------       -------   ------
 Operating expenses:
  Rental expenses                   8,793         6,684        18,022   13,814
  Real estate taxes                 4,673         3,299         9,115    6,507
  Interest expense                  9,349         6,650        17,951   14,617
  Depreciation and amortization    10,398         9,111        20,241   16,157
                                   ------        ------       -------   ------
                                   33,213        25,744        65,329   51,095
                                   ------        ------       -------   ------
  Earnings from rental operations  18,373        11,980        37,175   23,166
                                   ------        ------       -------   ------
SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                 3,214         2,948         5,855    5,662
  Construction management and
   development fees                 1,645         1,836         2,711    3,153
  Other income                        270           353           502      668
                                   ------        ------       -------   ------
                                    5,129         5,137         9,068    9,483
                                   ------        ------       -------   ------
 Operating expenses:
  Payroll                           2,545         2,382         4,885    4,617
  Maintenance                         528           421           916      717
  Office and other                    344           707         1,093    1,339
                                   ------        ------       -------   ------
                                    3,417         3,510         6,894    6,673
                                   ------        ------       -------   ------
  Earnings from service operations  1,712         1,627         2,174    2,810
                                   ------        ------       -------   ------
General and administrative
 expense                           (1,383)       (1,043)       (2,492)  (1,964)
                                   ------        ------       -------   ------
      Operating income             18,702        12,564        36,857   24,012

OTHER INCOME (EXPENSE):
 Interest income                      182           264           433      608
 Earnings from property sales         102         1,618           382    1,604
 Other expense                       (376)          (53)         (419)     (67)
Minority interest in earnings
  of subsidiaries                    (440)         (243)         (425)    (430)
                                   ------        ------       -------   ------

      Net income                   18,170        14,150        36,828   25,727
Dividend on preferred units        (1,706)            -        (3,412)       -
                                   ------        ------       -------   ------
Net income available for
 common units                     $16,464       $14,150      $ 33,416  $25,727
                                   ======        ======       =======   ======
Net income per common unit        $   .47       $   .43      $    .96  $   .83
                                   ======        ======       =======   ======

Weighted average number of
  common units outstanding         34,927        33,011        34,654   30,848
                                   ======        ======        ======   ======

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                    1997             1996
                                                ------------     -----------
Cash flows from operating activities:
   Net income                                    $36,828          $25,727
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation of buildings and tenant
      improvements                                17,241           13,839
     Amortization of deferred financing costs        690              603
     Amortization of deferred leasing and
       other costs                                 2,310            1,715
     Minority interest in earnings                   425              430
     Straight-line rental income                  (1,642)          (1,544)
     Earnings from property sales                   (382)          (1,604)
     Construction contracts, net                  13,918           (3,261)
     Other accrued revenues and expenses, net      5,863            3,713
     Equity in earnings in excess of income
      distributions received from
      unconsolidated companies                    (3,046)            (468)
                                                 -------          -------
       Net cash provided by operating activities  72,205           39,150
                                                 -------          -------
Cash flows from investing activities:
   Rental property development costs             (79,808)         (60,452)
   Acquisition of rental properties              (44,434)         (65,426)
   Acquisition of undeveloped land and
    infrastructure costs                         (29,068)          (6,832)
   Recurring costs:
    Tenant improvements                           (4,259)          (3,092)
    Leasing costs                                 (2,431)          (1,385)
    Building improvements                           (337)            (219)
   Other deferred costs and other assets          (8,184)           1,814
   Proceeds from property sales, net              23,025           35,468
   Other distributions received from
    unconsolidated companies                           -            6,935
   Net investment in and advances to
    unconsolidated companies                     (30,681)            (409)
                                                 -------          -------
     Net cash used by investing activities      (176,177)         (93,598)
                                                 -------           ------

Cash flows from financing activities:
   Contributions from general partner             63,684          126,083
   Payments on indebtedness including
    principal amortization                        (1,458)          (1,030)
   Borrowings (repayments) on lines of
    credit, net                                   79,000          (45,000)
   Distributions to partners                     (38,888)         (30,237)
   Distributions to minority interest               (336)            (233)
   Deferred financing costs                         (285)            (543)
                                                 -------          -------
     Net cash provided by financing activities   101,717           49,040
                                                 -------          -------
      Net decrease in cash                        (2,255)          (5,408)
                                                 -------          -------
Cash at beginning of period                        5,346            5,682
                                                 -------          -------
Cash at end of period                           $  3,091         $    274
                                                 =======          =======


   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                              (IN THOUSANDS)
                                (UNAUDITED)


                                    General Partner         Limited
                              --------------------------    Partners'
                              Common           Preferred    Common
                              Equity            Equity      Equity       Total
                              --------         ---------    ---------  --------

BALANCE AT DECEMBER 31, 1996  $683,710         $72,856      $12,703    $769,269

  Net income                    30,086           3,412        3,330      36,828

  Capital contribution from
   Duke Realty Investments,
   Inc.                         63,779               -            -      63,779

  Acquisition of partnership
   interest for Common Stock
   of Duke Realty Investments,
   Inc.                         18,739               -            -      18,739

  Acquisition of property in
   exchange for Limited
   Partner Units                     -               -        5,929       5,929

  Distributions to preferred
   unitholders                       -          (3,412)           -      (3,412)

  Distributions to partners
   ($1.02 per Common Unit)     (31,911)              -       (3,565)    (35,476)
                               -------          ------       ------     -------
BALANCE AT JUNE 30, 1997      $764,403         $72,856      $18,397    $855,656
                               =======          ======       ======     =======
COMMON UNITS OUTSTANDING
  AT JUNE 30, 1997              31,660                        3,380      35,040
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

THE PARTNERSHIP

The Partnership was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an  additional 14,000,833 units through a  common  stock
offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the Common Stock, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common units. The General Partner is the sole general partner of the Partnership and owns 90.35% of the Partnership at June 30, 1997. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2.  LINES OF CREDIT

The Partnership has a $150 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 1998 and bears interest payable at the 30-day London
                                   - 6 -

Interbank Offered Rate ("LIBOR") plus 1.00%. The Partnership also has a demand $10 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.7 million and $1.6 million for such services for the six months ended June 30, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership may enter into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has designated these derivative financial instruments as hedges and applies deferral accounting as the instrument to be hedged exposes the Partnership to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized to interest expense over the term of the hedged instrument.

In April 1997, the Partnership entered into a Forward Treasury Lock Agreement in order to hedge its exposure to interest rate fluctuations on an anticipated $100 million unsecured debt financing expected to close in the third quarter of 1997. Any gain or loss under the agreement will be amortized to interest expense over the term of the financing. Based on the applicable treasury rates as of June 30, 1997, the amount of loss to be amortized to interest expense would have been approximately $2.4 million.

5. SUBSEQUENT EVENTS

On July 24, 1997, a quarterly distribution of $.59 per Common Unit was declared payable on August 29, 1997, to common unitholders of record on August 15, 1997.

On July 24, 1997, a quarterly distribution was declared of $.56875 per depositary unit of Series A Preferred Units which is payable on August 29, 1997 to the preferred unitholders of record on August 15, 1997.

On July 11, 1997, the General Partner issued $150 million of Series B Cumulative Step-up Redeemable Preferred Shares raising net proceeds of $146.1 million and contributed these proceeds to the Partnership in exchange for Series B Preferred Units. These securities are not redeemable prior to September 30, 2007 and offer a cumulative preferential distribution of 7.99% through September 2012, and 9.99% thereafter. On July 24, 1997, a quarterly distribution of $.88778 per depositary unit of the Series B Cumulative Step-up Redeemable Preferred Units was declared. The distribution is payable on September 30, 1997 to preferred unitholders of record on September 16, 1997 and is applicable to the period beginning July 11, 1997 and ending September 30, 1997.

On August 7, 1997, the Partnership declared a 2-for-1 Common Unit split in the form of a 100% common unit distribution on its common units. The common unit distribution will be payable August 25, 1997 to unitholders of record on August 18, 1997.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Partners
  DUKE REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of June 30, 1997, the related condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, and the related condensed consolidated statement of partners' equity for the six months ended June 30, 1997. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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




  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  July 31, 1997

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

  The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.71% at June 30, 1997. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The   following  table  sets  forth  information  regarding   the
  Partnership's in-service portfolio of rental properties as of June 30, 1997 and 1996 (in thousands, except percentages):

                           Total              Percent of
                         Square Feet       Total Square Feet   Percent Occupied
                     ------------------    -----------------   ----------------
   Type                1997      1996        1997      1996       1997    1996
   ----              --------  --------    -------    ------    -------  ------
   INDUSTRIAL
    Service Centers   3,051     2,971        9.71%     12.80%   94.93%   93.62%
    Bulk             18,702    12,926       59.55      55.67    95.64%   90.50%
   OFFICE
    Suburban          6,875     4,684       21.89      20.17    96.86%   97.12%
    CBD                 699       699        2.22       3.01    91.09%   81.29%
    Medical             369       333        1.18       1.43    95.79%   90.26%
   RETAIL             1,710     1,606        5.45       6.92    95.15%   92.98%
                     ------    ------      ------     ------
          Total      31,406    23,219      100.00%    100.00%   95.71%   92.13%
                     ======    ======      ======     ======

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.5% and 10.8% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and
  (ii) the Partnership's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of June 30, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Industrial          Office             Retail       Total Portfolio
         -----------------  ----------------  ----------------  ---------------
  Yr.of  Sq.  Contractual   Sq.  Contractual  Sq.  Contractual  Sq. Contractual
  Exp.   Ft.     Rent       Ft.      Rent     Ft.      Rent     Ft.      Rent
  -----  ---- -----------  ----  -----------  ---- -----------  ---- -----------
  1997    1,334  $ 5,285     299   $ 3,111       25  $   277     1,658 $  8,673
  1998    2,357    9,029     769     8,348      111    1,182     3,237   18,559
  1999    2,217    9,568   1,036    11,164      117    1,191     3,370   21,923
  2000    2,112    8,862     788     9,513      107    1,290     3,007   19,665
  2001    2,644   10,248     874     9,688       88    1,061     3,606   20,997
  2002    2,604    9,161   1,002    10,787      157    1,669     3,763   21,617
  2003      301    1,816     249     2,849       40      342       590    5,007
  2004      934    3,810     213     2,609       13      125     1,160    6,544
  2005    1,440    4,586     698     9,736      177    1,507     2,315   15,829
  2006    2,284    7,141     509     8,078        5       67     2,798   15,286
  2007
  and
  There-
  after   2,555    7,878   1,213    15,856      787    6,760     4,555   30,494
         ------   ------   -----    ------    -----   ------    ------  -------
  Total
  Leased 20,782  $77,384   7,650   $91,739    1,627  $15,471    30,059 $184,594
         ======   ======   =====    ======    =====   ======    ======  =======

  Total
  Portfolio
  Sq.Ft. 21,753             7,943             1,710             31,406
         ======             =====             =====             ======

  Annualized
  net effective
  rent per
  sq.ft.         $  3.72          $ 11.99           $  9.51            $   6.14
                  ======           ======            ======             =======


  This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.1 million square feet of properties under development at June 30, 1997 over the next five quarters. The 4.1 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service                Square        Percent      Project     Stabilized
  Date                      Feet          Leased       Costs       Return
  -----------               ------        -------      -------     ----------
  3rd Quarter 1997          1,329         65%          $ 54,840      11.3%
  4th Quarter 1997          1,717         37%            77,353      11.5%
  1st Quarter 1998            699         95%            25,086      11.3%
  Thereafter                  352         27%            38,151      11.9%
                            -----                       -------
                            4,097         55%          $195,430      11.5%
                            =====                       =======

  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Partnership's operating results and property statistics for the three and six months ended June 30, 1997 and 1996 (in thousands, except number of properties and per unit amounts):

                                  - 11 -

                                Three  months ended         Six months ended
                                     June 30,                    June 30,
                                -------------------       --------------------
                                 1997         1996         1997          1996
                                ------       ------       ------        ------
  Rental Operations revenue     $51,586      $37,724      $102,504      $74,261
  Service Operations revenue      5,129        5,137         9,068        9,483
  Earnings from Rental
   Operations                    18,373       11,980        37,175       23,166
  Earnings  from  Service
   Operations                     1,712        1,627         2,174        2,810
  Operating income               18,702       12,564        36,857       24,012
  Net income available for
   common units                 $16,464      $14,150       $33,416      $25,727
  Weighted average common
   units outstanding             34,927       33,011        34,654       30,848
  Net income per common unit    $   .47      $   .43       $   .96      $   .83

  Number of in-service
   properties at end of period      262          219           262          219
  In-service square footage at
   end of period                 31,406       23,219        31,406       23,219
  Under development square
   footage at end of period       4,097        3,400         4,097        3,400

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996
  --------------------------------------------------------------------------

  Rental Operations
  -----------------
  The  Partnership  increased its in-service  portfolio  of  rental properties from 219 properties comprising 23.2 million square feet at June 30, 1996 to 262 properties comprising 31.4 million square feet at June 30, 1997 through the acquisition of 28 properties totaling 3.6 million square feet and the completion of 19 properties and 4 building expansions totaling 5.1 million square feet developed by the Partnership. The Partnership also disposed of 4 properties totaling 495,000 square feet. These 43 net additional rental properties primarily account for the $13.9 million increase in revenues from Rental Operations from 1996 to 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 43 in-service rental properties.

  Interest expense increased by approximately $2.6 million from $6.7 million for the three months ended June 30, 1996 to $9.3 million for the three months ended June 30, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $6.4 million from $12.0 million for the three months ended June 30, 1996 to $18.4 million for the three months ended June 30, 1997.

  Service Operations
  ------------------
  Service Operation revenues and total operating expenses remained stable for both the three months ended June 30, 1997 and 1996. As a result, earnings from Service Operations increased slightly from $1.6 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $1.0 million for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.
                                  - 12 -

  Other Income (Expense)
  ----------------------
  Interest income decreased from $264,000 for the three months ended June 30, 1996 to $182,000 for the three months ended June 30, 1997 primarily as a result of interest income which was earned on certain escrows during the three months ended June 30, 1996 which were refunded later in 1996. Other expense consists of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the three months ended June 30, 1997, approximately $312,000 of costs were expensed in connection with the decision to abandon the acquisition of a large real estate portfolio.

  Net Income Available for Common Units
  -------------------------------------
  Net income available for common units for the three months ended June 30, 1997 was $16.5 million compared to net income available for common units of $14.2 million for the three months ended June 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON  OF  SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS  ENDED
  JUNE 30, 1996
  ------------------------------------------------------------------------

  Rental Operations
  -----------------
  The  Partnership  increased its in-service  portfolio  of  rental properties from 219 properties comprising 23.2 million square feet at June 30, 1996 to 262 properties comprising 31.4 million square feet at June 30, 1997 through the acquisition of 28 properties totaling 3.6 million square feet and the completion of 19 properties and 4 building expansions totaling 5.1 million square feet developed by the Partnership. The Partnership also disposed of 4 properties totaling 495,000 square feet. These 43 net additional rental properties primarily account for the $28.2 million increase in revenues from Rental Operations from 1996 to 1997. The Partnership also received a $1.2 million net lease termination payment made by a tenant in one of the Partnership's office properties which is included in rental income for the six months ended June 30, 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 43 in-service rental properties.

  Interest expense increased by approximately $3.3 million from $14.6 million for the six months ended June 30, 1996 to $17.9 million for the six months ended June 30, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $14.0 million from $23.2 million for the six months ended June 30, 1996 to $37.2 million for the six months ended June 30, 1997.

  Service Operations
  ------------------
  Service Operation revenues decreased to $9.1 million for the six months ended June 30, 1997 as compared to $9.5 million for the six months ended June 30, 1996. This decrease was primarily the result of a decrease in construction management fees caused by certain higher profit third-party construction projects that were in process during the six months ended June 30, 1996 which resulted in higher revenue margins. Service Operation operating expenses increased from $6.7 million to $6.9 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership.

  As a result of the above-mentioned items, earnings from Service Operations decreased from $2.8 million for the six months ended June 30, 1996 to $2.2 million for the six months ended June 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $2.0 million for the six months ended June 30, 1996 to $2.5 million for the six months ended June 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.

  Other Income (Expense)
  ----------------------
  Interest income decreased from $608,000 for the six months ended June 30, 1996 to $433,000 for the six months ended June 30, 1997 primarily as a result of interest income which was earned on certain escrows during the six months ended June 30, 1996 which were refunded later in 1996. Other expense consists of the write-off of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the six months ended June 30, 1997, approximately $312,000 of costs were written-off in connection with the decision to terminate the pursuit of the acquisition of a large real estate portfolio.

  Net Income Available for Common Units
  -------------------------------------
  Net income available for common units for the six months ended June 30, 1997 was $33.4 million compared to net income available for common units of $25.7 million for the six months ended June 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $72.2 million and $39.2 million for the six months ended June 30, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $176.2 million and $93.6 million for the six months ended June 30, 1997 and 1996, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1997, $153.3 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1996, the investment in the development and acquisition of additional rental properties and land held for development was $132.7 million. During the six months ended June 30, 1997, the Partnership invested over $30 million in a newly formed joint venture with an institutional investor which allowed the joint venture to purchase a 345,000 square foot office property in Chicago, Illinois which was over 95% occupied.

  Net cash provided by financing activities totaling $101.2 million and $49.0 million for the six months ended June 30, 1997 and 1996, respectively, represents the source of funds from equity and debt offerings and borrowings on the lines of credit to fund the Partnership's investing activities. Also included in financing activities are the distribution of funds to unitholders and minority interests. In 1996, the Partnership received $126.1 million of net proceeds from the General Partner's common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In January 1997, the Partnership received $56.7 million of net proceeds from the General Partner's common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. During the six months ended June 30, 1997, the Partnership also received $7.0 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan and the exercise of employee stock options.

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

  The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of July 30, 1997 of approximately $760.0 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at June 30, 1997 consists of notes totaling $614.9 million with a weighted average interest rate of 7.44% maturing at various dates through 2017. The Partnership has $343.0 million of unsecured debt and $271.9 million of secured debt
                                  - 15 -
  outstanding at June 30, 1997. Scheduled principal amortization of such debt totaled $1.5 million for the six months ended June 30, 1997.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at June 30, 1997 (in thousands):

                           Repayments
             ------------------------------------------    Weighted Average
             Scheduled                                     Interest Rate of
   Year      Amortization    Maturities        Total       Future Repayments
   ----      ------------    ----------       --------     -----------------
   1997       $ 2,033        $  10,000        $ 12,033          6.61%
   1998         4,574          149,590         154,164          6.84%
   1999         5,323           28,470          33,793          6.17%
   2000         3,418           44,853          48,271          7.39%
   2001         3,137           59,954          63,091          8.71%
   2002         3,412           50,000          53,412          7.37%
   2003         1,144           68,216          69,360          8.48%
   2004         1,239           50,000          51,239          7.15%
   2005         1,346          100,000         101,346          7.48%
   2006         1,465                -           1,465          7.58%
   Thereafter  17,391            9,292          26,683          7.71%
               ------          -------         -------
   Total      $44,482         $570,375        $614,857          7.44%
               ======          =======         =======

  The 1997 maturities consist of the outstanding balance on the Partnership's $10 million demand secured line of credit.

  The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.59 per common unit was declared on July 24, 1997 payable on August 29, 1997 to unitholders of record on August 15, 1997, which represents an annualized distribution of $2.36 per share. A quarterly distribution of $.56875 per depositary preferred unit of Series A Preferred Units was declared on July 24, 1997 which is payable on August 29, 1997 to preferred unitholders of record on July 24, 1997. On July 24, 1997, the Board of Directors declared a distribution of $.88778 per depositary preferred unit of Series B Cumulative Step-up Redeemable Preferred Units. The distribution is payable on
  September 30, 1997 to preferred unitholders of record on September 16, 1997 and is applicable to the period beginning July 11, 1997 and ending September 30, 1997. Each depositary unit represents one-tenth of a unit of the Partnership's 7.99% Series B Preferred Units.

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

  The following table reflects the calculation of the Partnership's FFO for the three and six months ended June 30 as follows (in thousands):


                                    Three months ended       Six months ended
                                        June 30,                 June 30,
                                  ----------------------   --------------------
                                    1997          1996       1997        1996
                                  --------      --------   -------     --------
   Net income available for
    common units                  $ 16,464      $14,150    $ 33,416    $25,727
   Add back:
    Depreciation and amortization   10,052        8,793      19,551     15,554
    Share of joint venture
     depreciation and
     amortization                      791          443       1,314        883
    Earnings from property sales      (102)      (1,618)       (382)    (1,604)
                                    ------       ------     -------     ------
   Funds From Operations          $ 27,205      $21,768    $ 53,899    $40,560
                                    ======       ======     =======     ======
   Cash flow provided by
    (used by):
    Operating activities          $ 43,326      $24,845    $ 72,205    $39,150
    Investing activities          (135,001)     (13,733)   (176,177)   (93,598)
    Financing activities            81,864      (22,719)    101,717     49,040

  The increase in FFO for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

None

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults upon Senior Securities
----------------------------------------

None

Item 4.  Submission  of  Matters  to  a  Vote  of
Security Holders
-------------------------------------------------

None
Item   5.   Other  Information
------------------------------
When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-
statements.  Such  statements  are  subject  to  certain   risks   and
uncertainties  which could cause actual results to differ  materially.
In particular, among the factors that could cause actual results to differ materially are continued qualification of the General Partner as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only  as  of the date hereof. The Partnership undertakes no obligation to  publicly  release the results of any revisions to  these  forward-
looking   statements  which  may  be  made  to   reflect   events   or
circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the General Partner's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

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

     DUKE REALTY LIMITED PARTNERSHIP
     -------------------------------
     By: Duke Realty Investments, Inc.,
         General Partner

                                                   Registrant

Date:  August  8, 1997                    /s/          Thomas L. Hefner
       ---------------                    --------------------------------
                                          President and
                                           Chief Executive Officer



                                         /s/           Darell E. Zink, Jr.
                                         ---------------------------------
                                         Executive Vice President and
                                          Chief Financial Officer



                                         /s/           Dennis  D. Oklak
                                         ---------------------------------
                                         Vice President and Treasurer
                                          (Chief Accounting Officer)