Form 10-Q
period 1997-09-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1997-11-14
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1997
                                        ---------------------
                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to         .
                                    -------   --------
------------------------------------------------------------------------
     Commission File Number: 0-20625
                             -------
               DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                     35-1898425
-----------------------                      -----------------------
           Address of principal executive offices:

             8888 Keystone Crossing, Suite 1200
              ---------------------------------
               Indianapolis, Indiana    46240
                ----------------------------

                 Telephone:  (317) 846-4700
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

The number of Limited Partnership Units outstanding as of November 12, 1997 was 10,988,469.

               DUKE REALTY LIMITED PARTNERSHIP

                            INDEX

PART I - FINANCIAL INFORMATION                              PAGE
------------------------------                              ----
ITEM 1.  FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets as of
  September 30, 1997 (Unaudited) and December 31, 1996        2

 Condensed Consolidated Statements of Operations for the
  three and nine months ended September 30, 1997 and 1996
  (Unaudited)                                                 3

 Condensed Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1997 and 1996 (Unaudited)  4

 Condensed Consolidated Statement of Partners' Equity for
   the nine months ended September 30, 1997 (Unaudited)       5

 Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                6-7

 Independent Accountants' Review Report                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                 9-16


PART II - OTHER INFORMATION
---------------------------

     Item 1. Legal Proceedings                                17
     Item 2. Changes in Securities                            17
     Item 3. Defaults Upon Senior Securities                  17
     Item 4. Submission of Matters to a Vote of Security
              Holders                                         17
     Item 5. Other Information                                17
     Item 6. Exhibits and Reports on Form 8-K                 17

                     PART I - FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS



            DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                               September 30,       December 31,
                                                   1997                 1996
                                               -------------       ------------
     ASSETS                                     (Unaudited)
     -------
Real estate investments:
   Land and improvements                        $  176,967          $  140,391
   Buildings and tenant improvements             1,284,726           1,041,040
   Construction in progress                        101,041              44,060
   Land held for development                       102,781              65,185
                                                 ---------           ---------
                                                 1,665,515           1,290,676
   Accumulated depreciation                       (103,236)            (82,207)
                                                 ---------           ---------
      Net real estate investments                1,562,279           1,208,469

Cash                                               173,910               5,346
Accounts receivable from tenants,
 net of allowance of $395 and $709                   3,855               5,255
Straight-line rent receivable,
 net of allowance of $841                           12,785              10,956
Receivables on construction contracts               17,168              12,859
Investments in unconsolidated companies            102,224              79,362
Deferred financing costs, net of accumulated
 amortization  of $4,771 and $3,529                  8,187               8,127
Deferred leasing and other costs,
 net of accumulated amortization of
 $11,781 and $8,276                                 34,899              24,293
Escrow deposits and other assets                    12,148               7,732
                                                 ---------           ---------
                                                $1,927,455          $1,362,399
                                                 =========           =========

  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
   Secured debt                                 $  256,239          $  261,815
   Unsecured notes                                 340,000             240,000
   Unsecured line of credit                              -              24,000
                                                 ---------           ---------
                                                   596,239             525,815
                                                 ---------           ---------
Construction payables and amounts due
 subcontractors                                     40,766              23,167
Accounts payable                                     2,216               1,585
Accrued real estate taxes                           20,020              14,888
Accrued interest                                     3,969               4,437
Other accrued expenses                               8,659               6,935
Other liabilities                                    8,613               8,312
Tenant security deposits and prepaid rents          10,815               7,611
                                                 ---------           ---------
    Total liabilities                              691,297             592,750
                                                 ---------           ---------
Minority interest                                      166                 380
                                                 ---------           ---------
Partners' equity:
 General partner
  Common equity                                    998,992     683,710
  Preferred equity                                 218,906      72,856
                                                 ---------   ---------
                                                 1,217,898     756,566
Limited partners' common equity                     18,094      12,703
                                                 ---------   ---------
  Total partners' equity                         1,235,992     769,269
                                                 ---------   ---------
                                                $1,927,455  $1,362,399
                                                 =========   =========

  See accompanying Notes to Condensed Consolidated Financial Statements

            DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations
                 (in thousands, except per unit amounts)
                               (Unaudited)


                              Three months ended           Nine months ended
                                 September 30,               September 30,
                            -----------------------      ---------------------
                              1997           1996          1997         1996
                            --------       --------      --------     --------
RENTAL OPERATIONS:
 Revenues:
  Rental income              $53,729        $40,001       $152,589    $111,715
  Equity in earnings of
   unconsolidated
   companies                   2,489          1,447          6,133       3,994
                              ------         ------        -------     -------
                              56,218         41,448        158,722     115,709
                              ------         ------        -------     -------
 Operating expenses:
  Rental expenses             10,204          7,282         28,226      21,096
  Real estate taxes            5,252          3,451         14,367       9,958
  Interest expense             9,271          7,858         27,222      22,475
  Depreciation and
   amortization               11,037          7,075         31,278      23,232
                              ------         ------        -------     -------
                              35,764         25,666        101,093      76,761
                              ------         ------        -------     -------
     Earnings from rental
      operations              20,454         15,782         57,629      38,948
                              ------         ------        -------     -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and
   leasing fees                3,315          3,027          9,170       8,689
  Construction management
   and development fees        2,385          1,744          5,096       4,897
  Other income                   217            271            719         939
                              ------         ------        -------     -------
                               5,917          5,042         14,985      14,525
 Operating expenses:          ------         ------        -------     -------
  Payroll                      2,542          2,179          7,427       6,796
  Maintenance                    498            417          1,414       1,134
  Office and other               552            619          1,645       1,958
                              ------         ------        -------     -------
                               3,592          3,215         10,486       9,888
                              ------         ------        -------     -------
     Earnings from service
      operations               2,325          1,827          4,499       4,637
                              ------         ------        -------     -------
General and administrative
 expense                      (2,048)          (931)        (4,540)     (2,895)
                              ------         ------        -------     -------
      Operating income        20,731         16,678         57,588      40,690

OTHER INCOME (EXPENSE):
 Interest income                 798            314          1,231         920
 Earnings (loss) from
  property sales               1,425           (235)         1,807       1,369
 Other Expense                 (220)            (46)          (639)       (113)
 Minority interest in
  earnings of subsidiaries     (350)           (268)          (775)       (698)
                              ------         ------        -------     -------
Net income                    22,384         16,443         59,212      42,168
Allocation to preferred
 units                        (4,370)          (872)        (7,782)       (872)
                              ------         ------        -------     -------
Net income available for
 common units                $18,014        $15,571       $ 51,430     $41,296
                              ======         ======        =======     =======
Net income per common unit   $   .25        $   .24       $    .73    $    .65
                              ======         ======        =======     =======
Weighted average number of
 common units outstanding     72,069         66,106         70,238      63,178
                              ======         ======        =======     =======


  See accompanying Notes to Condensed Consolidated Financial Statements

            DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

             Condensed Consolidated Statements of Cash Flows
                 For the nine months ended September 30,
                             (in thousands)
                               (Unaudited)



                                                        1997           1996
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                          $  59,212      $  42,168
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation of buildings and tenant improvements   26,707         19,632
     Amortization of deferred financing costs             1,025            895
     Amortization of deferred leasing and other costs     3,546          2,705
     Minority interest in earnings                          775            698
     Straight-line rent adjustment                       (2,507)        (2,362)
     Earnings from property sales                        (1,807)        (1,369)
     Construction contracts, net                         13,290            527
     Other accrued revenues and expenses, net            13,409          6,710
     Equity in earnings in excess of distributions
      received from unconsolidated companies             (3,901)          (560)
                                                        -------        -------
     Net cash provided by operating activities          109,749         69,044
                                                        -------        -------
Cash flows from investing activities:
  Rental property development costs                    (142,028)       (95,384)
  Acquisition of rental properties                     (213,673)      (132,225)
  Acquisition of undeveloped land and
   infrastructure costs                                 (58,865)       (11,187)
  Recurring costs:
   Tenant improvements                                   (5,901)        (4,333)
   Leasing costs                                         (3,614)        (2,157)
   Building improvements                                   (480)          (405)
  Other deferred costs and other assets                 (17,038)            79
  Proceeds from property sales, net                      31,741         36,657
  Other distributions received from unconsolidated
   companies                                             60,000          6,935
  Net investment in and advances to unconsolidated
   companies                                            (30,636)          (383)
                                                        -------        -------
    Net cash used by investing activities              (380,494)      (202,403)
                                                        -------        -------

Cash flows from financing activities:
  Contributions from general partner                    446,635        201,447
  Proceeds from indebtedness                            100,000         40,000
  Repayments on lines of credit, net                    (34,000)       (26,000)
  Repayments on indebtedness including principal
   amortization                                          (7,076)       (27,410)
  Distributions to partners                             (63,935)       (47,095)
  Distributions to minority interest                       (989)          (654)
  Deferred financing costs                               (1,326)          (707)
                                                        -------        -------
    Net cash provided by financing activities           439,309        139,581
                                                        -------        -------
    Net increase in cash                                168,564          6,222
                                                        -------        -------
Cash at beginning of period                               5,346          5,682
                                                        -------        -------
Cash at end of period                                  $173,910       $ 11,904
                                                        =======        =======



  See accompanying Notes to Condensed Consolidated Financial Statements

            DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

          Condensed Consolidated Statement of Partners' Equity
              For the nine months ended September 30, 1997
                             (in thousands)
                               (Unaudited)



                                General Partner       Limited
                            ---------------------     Partners'
                            Common      Preferred     Common
                            Equity        Equity      Equity         Total
                            -------     ---------     --------     ---------
 BALANCE AT DECEMBER
 31, 1996                    $683,710    $ 72,856      $12,703      $ 769,269

   Net income                  46,409       7,782        5,021         59,212

   Capital contribution
    from Duke Realty
    Investments, Inc.         300,728     146,050            -        446,778

   Acquisition of
    partnership interest
    for Common Stock of
    Duke Realty
    Investments, Inc.          18,739           -            -         18,739

   Acquisition of property
    in exchange for
    Limited Partner Units           -           -        5,929          5,929

   Distributions to
    preferred unitholders           -      (7,782)           -         (7,782)

   Distributions to partners
    ($.805 per Common Unit)   (50,594)          -       (5,559)       (56,153)
                              -------     -------       ------      ---------
 BALANCE AT SEPTEMBER 30,
  1997                       $998,992    $218,906      $18,094     $1,235,992
                              =======     =======       ======      =========
 COMMON UNITS OUTSTANDING
  AT SEPTEMBER 30, 1997        74,982                    6,760         81,742
                              =======                   ======      =========

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

Unit and per unit amounts in the consolidated financial statements of the Partnership have been restated to reflect the two-for-one split of the Partnership's common units payable on August 25, 1997 to common unitholders of record on August 18, 1997.

THE PARTNERSHIP

The Partnership was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the Common Stock, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common units. The General Partner is the sole general partner of the Partnership and owns 91.7% of the Partnership at September 30, 1997. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations. The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements.
                                 - 6 -

2. LINES OF CREDIT

The  Partnership  has a $200 million unsecured  revolving  credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest payable at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED   PARTY  TRANSACTIONS
The  Partnership   provides management, maintenance, leasing,
construction, and other  tenant related   services  to  properties
in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.4 million and $2.5 million for such services for the nine months ended September 30, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

5. SUBSEQUENT EVENTS

On  October 23, 1997, a quarterly distribution of $.30 per Common
Unit was declared payable on November 28, 1997, to common unitholders of record on November 14, 1997.

On October 23, 1997, a quarterly distribution was declared of $.56875 per depositary unit of Series A Preferred Units which is payable on November 28, 1997 to the preferred unitholders of record on November 14, 1997.

On October 23, 1997, a quarterly distribution was declared of $.99875 per depositary unit of Series B Preferred Units which is payable on December 31, 1997 to preferred unitholders of record on December 17, 1997.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

  The Partners
  DUKE REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and the related condensed consolidated statement of partners' equity for the nine months ended September 30, 1997. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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




  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  October 27, 1997

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

  The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.1% at September 30, 1997. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The  following  table  sets  forth  information  regarding  the
  Partnership's in-service portfolio of rental properties  as  of
  September   30,   1997   and   1996   (in   thousands,   except
  percentages):

                            Total             Percent of
                         Square Feet      Total Square Feet     Percent Occupied
                       ---------------    -----------------     ----------------
  Type                 1997     1996      1997       1996       1997     1996
  -------              ----     ----      ----       ----       ----     ----
   INDUSTRIAL
     Service Centers    3,122    3,047      9.1%      11.7%     93.4%    93.9%
     Bulk              20,134   14,296     58.8       55.1      94.6%    94.0%
  OFFICE
    Suburban            8,303    5,815     24.3       22.4      96.8%    95.8%
    CBD                   699      699      2.0        2.7      94.0%    85.2%
    Medical               290      333      0.9        1.3      98.4%    91.6%
  RETAIL                1,692    1,766      4.9        6.8      96.3%    95.5%
                       ------   ------    -----      -----
       Total           34,240   25,956    100.0%     100.0%     95.1%    94.2%
                       ======   ======    =====      =====

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.0% and 10.3% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and (ii) the Partnership's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of September 30, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

             Industrial           Office           Retail       Total Portfolio
          ----------------   ----------------  ---------------  ----------------
  Yr.of   Sq.  Contractual   Sq.  Contractual  Sq. Contractual  Sq.  Contractual
  Exp.    Ft.      Rent      Ft.      Rent     Ft.     Rent     Ft.      Rent
  -----   ---- -----------   ---- -----------  --- -----------  ---- -----------
  1997       758  $ 3,146      212  $ 2,170      21  $   239      991  $  5,555
  1998     2,431    9,054      835    9,745      94    1,019    3,360    19,818
  1999     2,281    9,775    1,169   12,639     114    1,181    3,564    23,595
  2000     2,159    8,973      914   11,322     122    1,461    3,195    21,756
  2001     2,644   10,225    1,370   16,022      93    1,100    4,107    27,347
  2002     2,964   10,953    1,260   14,118     155    1,669    4,379    26,740
  2003       403    2,321      338    3,959      43      381      784     6,661
  2004       938    3,832      270    3,309      17      168    1,225     7,309
  2005     1,440    4,501      771   10,729     177    1,509    2,388    16,739
  2006     1,853    6,298      533    8,340       5       67    2,391    14,705
  2007 and
  There-
   after   4,094   14,523    1,305   17,367     789    6,807    6,188    38,697
          ------   ------    -----  -------   -----   ------   ------   -------
  Total
   Leased 21,965  $83,601    8,977  $109,720  1,630  $15,601   32,572  $208,922
          ======   ======    =====   =======  =====   ======   ======   =======
  Total
   Portfolio
   Square
   Feet   23,256             9,292            1,692            34,240
          ======             =====            =====            ======
  Annualized
   net
   effective
   rent per
   square foot    $  3.81           $  12.22         $  9.57            $   6.41
                   ======            =======          ======             =======


  This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.5 million square feet of properties under development at September 30, 1997 over the next four quarters. The 4.5 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                            Anticipated
  In-Service          Square    Percent      Project     Stabilized
  Date                Feet      Leased       Costs       Return
  ----------------   ------     -------    ---------     -----------
  4th Quarter 1997    1,557       50%      $ 81,142        11.7%
  1st Quarter 1998    1,036       82%        38,973        11.4%
  2nd Quarter 1998    1,548       54%        78,467        11.5%
  Thereafter            349       55%        32,825        11.5%
                      -----                 -------
                      4,490       59%      $231,407        11.6%
                      =====                 =======



  RESULTS OF OPERATIONS
  ---------------------
  Following  is a summary of the Partnership's operating  results and  property  statistics for the three and nine  months  ended
  September  30,  1997 and 1996 (in thousands, except  number  of properties and per unit amounts):


                                Three months ended         Nine months ended
                                   September 30,             September 30,
                             ------------------------   -----------------------
                               1997            1996       1997          1996
                             --------        --------   --------      --------
  Rental Operations revenue   $56,218         $41,448    $158,722      $115,709
  Service Operations revenue    5,917           5,042      14,985        14,525
  Earnings from Rental
    Operations                 20,454          15,782      57,629        38,948
  Earnings from Service
    Operations                  2,325           1,827       4,499         4,637
  Operating income             20,731          16,678      57,588        40,690
  Net income available for
    common units              $18,014         $15,571     $51,430       $41,296
  Weighted average common
   units outstanding           72,069          66,106      70,238        63,178
  Net income per common unit  $   .25         $   .24     $   .73       $   .65

  Number of in-service
   properties at end
    of period                     278             233         278           233
  In-service square
   footage at end
    of period                  34,240          25,956      34,240        25,956
  Under development
   square footage
   at end of period             4,490           2,980       4,490         2,980


  Comparison  of  Three Months Ended September 30,  1997  to  Three
  -----------------------------------------------------------------
  Months Ended September 30, 1996
  -------------------------------

  Rental Operations
  -----------------
  The Partnership increased its in-service portfolio of rental properties from 233 properties comprising 25.9 million square feet at September 30, 1996 to 278 properties comprising 34.2 million square feet at September 30, 1997 through the acquisition of 32 properties totaling 4.2 million square feet and the completion of 20 properties and 2 building expansions totaling 4.7 million square feet developed by the Partnership. The Partnership also disposed of 7 properties totaling 592,000 square feet. These 45 net additional rental properties primarily account for the $14.8 million increase in revenues from Rental Operations from 1996 to 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 45 in-service rental properties.

  Interest expense increased by approximately $1.4 million from $7.9 million for the three months ended September 30, 1996 to $9.3 million for the three months ended September 30, 1997 due to additional unsecured debt issued in the Partnership's medium-term note program in the last quarter of 1996 to fund the development and acquisition of additional rental properties as well as $100 million of unsecured debt issued in the third quarter to fund 1997 development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $4.6 million from $15.8 million for the three months ended September 30, 1996 to $20.4 million for the three months ended September 30, 1997.

  Service Operations
  ------------------
  Service  Operation  revenues increased by  $900,000  from  $5.0 million for the three months ended September 30, 1996 to $5.9 million for the three months ended September 30, 1997 due mainly to increased construction fee revenue related to increased construction volume. As a result, earnings from Service Operations increased slightly from $1.8 million for the three months ended September 30, 1996 to $2.3 million for the three months ended September 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $931,000 for the three months ended September 30, 1996 to $2.0 million for the three months ended September 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.

  Other Income (Expense)
  ----------------------
  Interest income increased from $314,000 for the three months ended September 30, 1996 to $798,000 for the three months ended September 30, 1997 primarily as a result of interest income which was earned on excess cash balances resulting from the General Partner's September 1997 Common Stock offerings which were contributed to the Partnership. Other expense consists of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the three months ended September 30, 1997, approximately $174,000 of costs were expensed in connection with the decision to terminate the pursuit of the acquisition of two large real estate portfolios.

  Net Income Available for Common Units
  -------------------------------------
  Net income available for common units for the three months ended September 30, 1997 was $18.0 million compared to net income available for common units of $15.6 million for the three months ended September 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON  OF  NINE MONTHS ENDED SEPTEMBER  30,  1997  TO  NINE
  ---------------------------------------------------------------
  MONTHS ENDED SEPTEMBER 30, 1996
  -------------------------------

  Rental Operations
  ------------------
  The Partnership increased its in-service portfolio of rental properties from 233 properties comprising 25.9 million square feet at September 30, 1996 to 278 properties comprising 34.2 million square feet at September 30, 1997 through the acquisition of 32 properties totaling 4.2 million square feet and the completion of 20 properties and 2 building expansions totaling 4.7 million square feet developed by the Partnership. The Partnership also disposed of 7 properties totaling 592,000 square feet. These 45 net additional rental properties primarily account for the $43.0 million increase in revenues from Rental Operations from 1996 to 1997.
                                - 12 -

  The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 45 in-service rental properties.

  Interest expense increased by approximately $4.7 million from $22.5 million for the nine months ended September 30, 1996 to $27.2 million for the nine months ended September 30, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties as well as $100 million of unsecured debt issued in the third quarter to fund 1997 development and acquisitions.

  As a result of the above-mentioned items, earnings from rental operations increased $18.7 million from $38.9 million for the nine months ended September 30, 1996 to $57.6 million for the nine months ended September 30, 1997.

  Service Operations
  ------------------
  Service Operation revenues increased to $15.0 million for the nine months ended September 30, 1997 as compared to $14.5 million for the nine months ended September 30, 1996. This increase was primarily the result of an increase in third-party maintenance fee revenue. Service Operation operating expenses increased from $9.9 million to $10.5 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership.

  As a result of the above-mentioned items, earnings from Service Operations decreased slightly from $4.6 million for the nine months ended September 30, 1996 to $4.5 million for the nine months ended September 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $2.9 million for the nine months ended September 30, 1996 to $4.5 million for the nine months ended September 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.

  Other Income (Expense)
  ----------------------
  Interest  income  increased from $920,000 for the  nine  months ended  September 30, 1996 to $1.2 million for the  nine  months ended September 30, 1997 primarily as a result of interest income which was earned on excess cash balances resulting from the General Partner's September 1997 Common Stock offerings which were contributed to the Partnership. Other expense consists of the write-off of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the nine months ended September 30, 1997, approximately $486,000 of costs were expensed in connection with the decision to terminate the pursuit of the acquisition of two large real estate portfolios.

  Net Income Available for Common Units
  -------------------------------------
  Net income available for common units for the nine months ended September 30, 1997 was $51.4 million compared to net income available for common units of $41.3 million for the nine months ended September 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $109.7 million and $69.1 million for the nine months ended September 30, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $380.5 million and $202.4 million for the nine months ended September 30, 1997 and 1996, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1997, $414.6 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1996, the investment in the development and acquisition of additional rental properties and land held for development was $238.8 million. During the nine months ended September 30, 1997, the Partnership contributed properties to an existing joint venture at an agreed value of approximately $60 million. The Partnership recorded its investment in the joint venture related to this additional contribution at its carrying value of $48.6 million. The joint venture partner contributed cash to the venture equal to 49.9% of the agreed value of the properties contributed, $30.0 million, and this cash was distributed to the Partnership and reduced its recorded investment in the venture. This same joint venture received $60 million of proceeds from a mortgage loan financing and distributed 50.1% of the proceeds to the Partnership. During the nine months ended September 30, 1997, the Partnership invested over $30 million in a newly formed joint venture with an institutional investor which allowed the joint venture to purchase a 345,000 square foot office property in Chicago, Illinois which was over 95% occupied.

  Net cash provided by financing activities totaling $439.3 million and $139.6 million for the nine months ended September 30, 1997 and 1996, respectively, represents the source of funds from equity and debt offerings and borrowings on the lines of credit to fund the Partnership's investing activities. Also included in financing activities are the distribution of funds to unitholders and minority interests. In 1996, the Partnership received $129.2 million of net proceeds from the General Partner's common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In 1997, the Partnership received $300.5 million of net proceeds from the

  General Partner's common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. In the third quarter of 1997, the Partnership received $146.1 million of net proceeds from the offering of the General Partner's 7.99% Series B Step-Up Redeemable Preferred Shares and $100 million from the offering of 6.95% Pass-Through Asset Trust Securities due August 2004.

  The Partnership has a $200 million unsecured line of credit which matures in April 2001. This facility bears interest payable at the 30-day LIBOR rate plus .80%. The Partnership has been able to reduce the borrowing rate on this line of credit from LIBOR plus 1.625% at December 31, 1996 to the current interest rate of LIBOR plus .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and
  Exchange Commission ("Shelf Registrations") which had remaining availability as of September 30, 1997 of approximately $514.0 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at September 30, 1997 consists of notes totaling $596.2 million with a weighted average interest rate of 7.57% maturing at various dates through 2017. The Partnership has $340.0 million of unsecured debt and $256.2 million of secured debt outstanding at September 30, 1997. Scheduled principal amortization of such debt totaled $2.6 million for the nine months ended September 30, 1997.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at September
  30, 1997 (in thousands):

                           Repayments
               ---------------------------------------    Weighted Average
               Scheduled                                  Interest Rate of
     Year      Amortization    Maturities     Total       Future Repayments
    ------     ------------    ----------  -----------    -----------------
     1997      $   915         $      -     $    915        7.77%
     1998        4,574           42,090       46,664        7.15%
     1999        5,323           28,470       33,793        6.17%
     2000        3,418           44,853       48,271        7.39%
     2001        3,137           59,954       63,091        8.71%
     2002        3,412           50,000       53,412        7.37%
     2003        1,144           68,216       69,360        8.48%
     2004        1,239          150,000      151,239        7.28%
     2005        1,346          100,000      101,346        7.48%
     2006        1,465                -        1,465        7.58%
     Thereafter 17,391            9,292       26,683        7.70%
                ------          -------      -------
     Total     $43,364         $552,875     $596,239        7.57%
                ======          =======      =======


  Unit and per unit amounts in the consolidated financial statements of the Partnership have been restated to reflect the two-for-one split of the Partnership's common units payable on August 25, 1997 to common unitholders of record on August 18, 1997.
                                - 15 -

  The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.30 per Common Unit was declared on October 23, 1997 payable on November 28, 1997 to unitholders of record on November 14, 1997, which represents an annualized distribution of $1.20 per unit. A quarterly distribution of $.56875 per depositary unit of Series A Preferred Units was declared on October 23, 1997 which is payable on November 28, 1997 to preferred unitholders of record on November 14, 1997. On October 23, 1997, the Board of Directors declared a distribution of $.99875 per depositary unit on the Series B Cumulative Step-Up Redeemable Preferred Units. The
  distribution is payable on December 31, 1997 to preferred unitholders of record on December 17, 1997. Each depositary unit represents one-tenth of a unit of the Partnership's 7.99% Series B Preferred Units.

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

  The   following   table  reflects  the   calculation   of   the
  Partnership's  FFO  for  the  three  and  nine   months   ended
  September 30 as follows (in thousands):

                               Three months ended      Nine months ended
                                 September  30,          September 30,
                               ------------------      -----------------
                                1997        1996        1997       1996
                               ------      ------      ------     ------
   Net income available for
    common units               $18,014     $15,571     $51,430    $41,296
   Add back:
    Depreciation and
     amortization               10,702       6,783      30,253     22,337
    Share of joint venture
     depreciation and
     amortization                  757         484       2,071      1,367
    (Earnings) loss from
     property sales             (1,425)        235      (1,807)    (1,369)
                                ------      ------      ------     ------
   Funds From Operations       $28,048     $23,073     $81,947    $63,631
                                ======      ======      ======     ======
   Cash flow provided by
    (used by):
     Operating activities     $ 37,544     $29,894    $109,749   $ 69,044
     Investing activities     (204,317)   (108,805)   (380,494)  (202,403)
     Financing activities      337,592      90,541     439,309    139,581

  The increase in FFO for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

Item 1.  Legal Proceedings
--------------------------
None

Item 2.  Changes in Securities
------------------------------
None

Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

Item 5.  Other Information
--------------------------
When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification of the General Partner as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking
statements,  which  speak  only  as  of  the  date  hereof.   The
Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which  may  be made to reflect events or circumstances after  the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the General Partner's Form 8-
K   Report  as  filed  with  the  U.S.  Securities  and  Exchange
Commission   on   March  29,  1996  for  additional   information
concerning these risks.

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

     DUKE REALTY LIMITED PARTNERSHIP
     -------------------------------
     By: Duke Realty Investments, Inc.,
         General Partner
                                                 Registrant


Date:     November 13, 1997               /s/  Thomas L. Hefner
          -------------------             ----------------------------
                                          President and
                                           Chief Executive Officer


                                          /s/    Darell E. Zink, Jr.
                                          ----------------------------
                                          Executive Vice President and
                                           Chief Financial Officer


                                          /s/     Dennis D. Oklak
                                          -----------------------------
                                          Executive Vice President and
                                           Chief Administrative Officer
                                           (Chief Accounting Officer)
                                - 18 -