Form 10-K
period 1997-12-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1998-03-27
CIK 1003410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1997
     or
          / /  Transition report pursuant to section 13 or 15(d) of
     the Securities Exchange Act of 1934 (No Fee Required) for the transition period
     from     to
         -----   -----
     Commission file number       0-20625
                         --------------------------------------------------

                         DUKE REALTY LIMITED PARTNERSHIP
      ---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Indiana                            35-1898425
     ------------------------------     -----------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                        46240
          ----------------------------------      --------------------------
        (Address of principal executive offices)     (Zip Code)
                                 (317)  846-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          Title of each class:          Name of each exchange on which
                                        registered:
               None                               N/A
     -------------------------------    ------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $68,003,695 based on the last reported sale price of the common shares of Duke Realty
     Investments, Inc., into which Limited Partner Units are exchangeable, on March 11, 1998.

     The number of Limited Partnership Units outstanding as of March 11, 1998 was 10,988,468.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Proxy Statement of Duke Realty Investments, Inc. related to the Annual Meeting of
     Shareholders to be held April 23, 1998.

                                TABLE OF CONTENTS

                                    FORM 10-K

          Item No.                                              Page(s)
          -------                                               -------
          PART I

          1. Business                                            1 - 4
          2. Properties                                          5 - 13
          3. Legal Proceedings                                    14
          4. Submission of Matters to a Vote
              of Security Holders                                 14

          PART II

          5. Market for the Registrant's Equity and
              Related Security Holder Matters                     15
          6. Selected Financial Data                              15
          7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     16 - 24
          8. Financial Statements and Supplementary Data          24
          9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure              24

          PART III

          10. Directors and Executive Officers of the
               Registrant                                       24 - 25
          11. Executive Compensation                              25
          12. Security Ownership of Certain Beneficial
               Owners and Management                              25
          13. Certain Relationships and Related Transactions      26

          PART IV

          14. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.                         26 - 53

          Signatures                                            54 - 55
          Exhibits

   WHEN USED IN THIS FORM 10-K REPORT, THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. IN PARTICULAR, AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST, GENERAL BUSINESS AND ECONOMIC CONDITIONS, COMPETITION, INCREASES IN REAL ESTATE CONSTRUCTION COSTS, INTEREST RATES, ACCESSIBILITY OF DEBT AND EQUITY CAPITAL MARKETS AND OTHER RISKS INHERENT IN THE REAL ESTATE BUSINESS INCLUDING TENANT DEFAULTS, POTENTIAL LIABILITY RELATING TO ENVIRONMENTAL MATTERS AND ILLIQUIDITY OF REAL ESTATE INVESTMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO ADVISED TO REFER TO DUKE REALTY INVESTMENTS, INC.'S FORM 8-K REPORT AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 1996 FOR ADDITIONAL INFORMATION CONCERNING THESE RISKS.

                                     PART I
   ITEM 1.  BUSINESS

   Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership currently owning 87.4% of the partnership interest ("General Partner Units"). The remaining 12.6% of the Partnership is owned by limited partners ("Limited Partner Units" and, together with the General Partner Units, the "Common Units").

   The Partnership's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1997, the Partnership owned interests in a diversified portfolio of 380 rental properties comprising 45.9 million square feet (including 25 properties and three expansions comprising 5.2 million square feet under development). Substantially all of these properties are located in the Partnership's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; St. Louis,
   Missouri; Minneapolis, Minnesota and Nashville, Tennessee. In addition to its Rental Operations, the Partnership through its Service
   Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 8.3 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information of these industry segments. The Partnership has rental operations that are self-administered. In addition, the Partnership conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership's controlled subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Partnership" in this Form 10-K Report include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise. The Partnership has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

   The Partnership's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio;
   Cleveland, Ohio; Chicago, Illinois; Nashville, Tennessee; St. Louis, Missouri and Minneapolis, Minnesota. The Partnership had 620 employees as of December 31, 1997.

   BUSINESS STRATEGY

   The Partnership's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties;
   (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Partnership's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership's significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

   The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Partnership also expects to utilize its approximately 1,700 acres of unencumbered land and its many business relationships with more than 3,300 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere in the Midwest. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

   The Partnership's policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership's industrial and suburban office development focuses on business parks and mixed-use developments suitable for development of multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership's retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.
                                      - 2 -

   Consistent with its business strategy of expanding in attractive Midwestern markets, the Partnership carefully analyzed the real estate investment potential of several major Midwestern metropolitan areas. Based on this analysis, management concluded that the Minneapolis and Chicago markets offer attractive real estate investment returns in the industrial and suburban office markets based on the following factors: (i) fragmented competition; (ii) strong real estate fundamentals; and (iii) favorable economic conditions.

   In October 1997, the Partnership acquired a 3.2 million gross square foot industrial and suburban office portfolio and the operating personnel of an independent real estate developer and operator in Minneapolis. Also in 1997, the Partnership established a regional office in Chicago and acquired 995,000 square feet of suburban office properties and 160 acres of land for the future development of office and industrial properties. In addition to these major transactions, the Partnership significantly expanded its presence in St. Louis through the acquisition of a 982,000 gross square foot primarily suburban office portfolio and the operating personnel of an independent real estate developer and operator.

   All of the Partnership's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Partnership's markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties. Based upon the current occupancy rates in Partnership and competitive properties, the Partnership believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt;
   (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The Partnership has raised approximately $1.1 billion through public debt and equity offerings during the three years ended December 31, 1997. Based on these offerings, the Partnership has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership has a $200 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. The Partnership's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at March 11, 1998 was 25.79%. The Partnership's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1997 were 2.60x and 2.11x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the
                                      - 3 -
   ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

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

   For additional information regarding the Partnership's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8,
   "Financial Statements and Supplementary Data." For additional information about the Partnership's business segments, see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   As of December 31, 1997, the Partnership owns an interest in a diversified portfolio of 380 commercial properties encompassing approximately 45.9 million net rentable square feet (including 25 properties and three expansions comprising 5.2 million square feet under development) located primarily in five states and approximately 1,700 acres of land for future development. The properties are described on the following pages.
                                      - 4 -

                                                         NET       PERCENT
                          PARTNER-    YEAR      LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP  SHIP'S      CONSTD/   AREA     AREA      DECEMBER 31,
LOCATION       INTEREST   OWNERSHIP   EXPANDED  (ACRES)  (SQ.FT.)  1997
-------------  ---------  ----------  --------  -------  --------- ------------
IN-SERVICE
----------
INDUSTRIAL
----------
INDIANAPOLIS,
 INDIANA
PARK 100 BUSINESS
 PARK
Building 38       Fee     100%           1978       1.11      6,000      100%
Building 48       Fee      50% [1]       1984       8.63    127,410      100%
Building 49       Fee      50% [1]       1982       4.55     89,600      100%
Building 50       Fee      50% [1]       1982       4.09     51,200      100%
Building 52       Fee      50% [1]       1983       2.70     34,800      100%
Building 53       Fee      50% [1]       1984       4.23     76,800      100%
Building 54       Fee      50% [1]       1984       4.42     76,800      100%
Building 55       Fee      50% [1]       1984       3.83     43,200       85%
Building 56       Fee      50% [1]       1984      15.94    300,000        0%
Building 57       Fee      50% [1]       1984       7.70    128,800      100%
Building 58       Fee      50% [1]       1984       8.03    128,800      100%
Building 59       Fee      50% [1]       1985       5.14     83,200      100%
Building 60       Fee      50% [1]       1985       4.78     83,200       85%
Building 62       Fee      50% [1]       1986       7.70    128,800      100%
Building 67       Fee      50% [1]       1987       4.23     72,350      100%
Building 68       Fee      50% [1]       1987       4.23     72,360      100%
Building 71       Fee      50% [1]       1987       9.06    193,400      100%
Building 74       Fee   10%-50% [2]      1988      12.41    257,400      100%
Building 76       Fee   10%-50% [2]      1988       5.10     81,695       48%
Building 78       Fee   10%-50% [2]      1988      21.80    512,777      100%
Building 79       Fee     100%           1988       4.47     66,000      100%
Building 80       Fee     100%           1988       4.47     66,000      100%
Building 83       Fee     100%           1989       5.34     96,000       35%
Building 84       Fee     100%           1989       5.34     96,000       73%
Building 85       Fee  10%-50% [2]       1989       9.70    180,100      100%
Building 89       Fee  10%-50% [2]       1990      11.28    311,600      100%
Building 91       Fee  10%-50% [2]    1990/1996     7.53    196,800       85%
Building 92       Fee  10%-50% [2]       1991       4.38     45,917      100%
Building 95       Fee     100%           1993      15.23    336,000      100%
Building 96       Fee     100%      1994/1997 [3]  27.69    737,850      100%
Building 97       Fee     100%           1994      13.38    280,800       94%
Building 98       Fee     100%        1968/1995    37.34    508,306      100%
Building 99       Fee      50% [4]       1994      18.00    364,800      100%
Building 100      Fee     100%           1995       7.00    117,500      100%
Building 101      Fee      50% [1]       1983       4.37     45,000      100%
Building 105      Fee      50% [1]       1983       4.64     41,400      100%
Building 106      Fee      50% [1]       1978       4.64     41,400      100%
Building 107      Fee     100%           1984       3.56     58,783       45%
Building 108      Fee      50% [1]       1983       6.36     60,300      100%
Building 109      Fee     100%           1985       4.80     46,000       94%
Building 113      Fee      50% [1]       1987       6.20     72,000       82%
Building 114      Fee      50% [1]       1987       6.20     56,700      100%
Building 117      Fee  10%-50% [2]       1988      13.36    135,600       90%
Building 120      Fee  10%-50% [2]       1989       4.54     54,982       86%
Building 122      Fee     100%           1990       6.17     73,274      100%
Building 125      Fee     100%        1994/1996    13.81    195,080      100%
Building 126      Fee     100%           1984       4.04     60,100      100%
Building 127      Fee     100%           1995       6.50     93,600      100%
Building 128      Fee     100%           1996      14.40    322,000      100%
Building 129      Fee     100%           1996      16.00    320,000      100%
Building 130      Fee     100%           1996       9.70    152,000       92%
Building 131      Fee     100%           1997      21.00    415,680      100%
Building 133      Fee     100%           1997       1.30     20,530      100%
Georgetown
Cent.Bldg. 1      Fee     100%           1987       5.85    111,883       56%
Georgetown
Cent.Bldg. 2      Fee     100%           1987       5.81     72,120       95%
Georgetown
Cent.Bldg. 3      Fee     100%           1987       5.10     45,536       57%

                                                          NET       PERCENT
                           PARTNER    YEAR       LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP   SHIP'S     CONSTD/    AREA     AREA      DECEMBER
LOCATION       INTEREST    OWNERSHIP  EXPANDED   (ACRES)  (SQ.FT.)  31, 1997
-------------  ----------  ---------  ---------  -------  --------- ---------

PARK FLETCHER
Building 2        Fee      50% [1]      1970       1.31      20,160      100%
Building 4        Fee      50% [1]      1974       1.73      23,000        0%
Building 6        Fee      50% [1]      1971       3.13      36,180      100%
Building 7        Fee      50% [1]      1974       3.00      41,900      100%
Building 8        Fee      50% [1]      1974       2.11      18,000      100%
Building 14       Fee     100%          1978       1.39      19,480      100%
Building 15       Fee      50% [1]      1979       5.74      72,800      100%
Building 16       Fee      50% [1]      1979       3.17      35,200      100%
Building 18       Fee      50% [1]      1980       5.52      43,950      100%
Building 21       Fee      50% [1]      1983       2.95      37,224       79%
Building 22       Fee      50% [1]      1983       2.96      48,635       58%
Building 26       Fee      50% [1]      1983       2.91      28,340      100%
Building 27       Fee      25% [1]      1985       3.01      39,178       75%
Building 28       Fee      25% [1]      1985       7.22      93,880      100%
Building 29       Fee      50% [1]      1987       7.16      92,044      100%
Building 30       Fee      50% [1]      1989       5.93      78,568      100%
Building 31       Fee      50% [1]      1990       2.62      33,029      100%
Building 32       Fee      50% [1]      1990       5.43      67,297      100%
Building 33       Fee      50% [1]      1997       7.50     112,710      100%
Building 34       Fee      50% [1]      1997      13.00     230,400      100%

SHADELAND STATION
Bldgs. 204 & 205  Fee     100%          1984       4.09      48,600      100%

HUNTER CREEK BUS. PARK
Building 1        Fee  10%-50% [2]      1989       5.97      86,500      100%
Building 2        Fee  10%-50% [2]      1989       8.86     202,560       83%

HILLSDALE TECHNECENTER
Building 1        Fee      50% [1]      1986       9.16      73,436       91%
Building 2        Fee      50% [1]      1986       5.50      83,600      100%
Building 3        Fee      50% [1]      1987       5.50      84,050      100%
Building 4        Fee     100%          1987       7.85      73,874      100%
Building 5        Fee     100%          1987       5.44      67,500       93%
Building 6        Fee     100%          1987       4.25      64,000      100%

Franklin Rd.                         1962,1971,
 Bus.Ctr.         Fee     100%       1974 [5]     18.65     338,925       82%

Palomar Bus.
 Ctr.             Fee     100%          1973       4.50      99,350      100%

Nampac            Fee     100%          1974       6.20      83,200      100%

NORTH AIRPORT PARK
Thomson Consumer
Electronics       Fee      50% [6]      1996      52.00     599,040      100%
Building 2        Fee     100%          1997      22.50     377,280      100%

6060 Guion Rd.    Fee     100%        1968/1974
                                        1977      14.05     179,203        0%

4750 Kentucky Ave.
                  Fee     100%          1974      11.01     125,000      100%

4316 W. Minnesota Fee     100%          1970      10.40     121,465      100%

CARMEL, INDIANA
HAMILTON CROSSING
Building 1        Fee     100%          1989       4.70      51,825       91%

GREENWOOD, INDIANA
SOUTH PARK BUS.CTR.
Building 2        Fee     100%          1990       7.10      86,806       74%

LEBANON, INDIANA
LEBANON BUS. PARK
American Air
 Filter           Fee     100%          1996      10.40     153,600      100%
Little, Brown
 and Company      Fee      50% [6]      1996      31.60     500,455      100%
Purity Wholesale  Fee     100%          1997      32.60     556,248      100%
Pamida            Fee     100%          1997      14.90     200,000      100%

                                                         NET        PERCENT
                         PARTNER-    YEAR       LAND     RENTABLE   OCCUPIED AT
NAME/         OWNERSHIP  SHIP'S      CONSTD/    AREA     AREA       DECEMBER 31,
LOCATION      INTEREST   OWNERSHIP   EXPANDED   (ACRES)  (SQ.FT.)   1997
------------  --------   ---------   --------   -------  ---------  ------------

CINCINNATI, OHIO
PARK 50 TECHNECENTER
Building 20      Fee      100%         1987       8.37       96,000      100%
Building 25      Fee      100%         1989      12.20       78,328       81%

GOVERNOR'S POINTE
4700 Building    Fee      100%         1987       5.51       76,400      100%
4800 Building    Fee      100%         1989       7.07       80,000       71%
4900 Building    Fee      100%         1987       9.41       77,652      100%

WORLD PARK
Building 5       Fee      100%         1987       5.00       59,700      100%
Building 6       Fee      100%         1987       7.26       92,400      100%
Building 7       Fee      100%         1987       8.63       96,000      100%
Building 8       Fee      100%         1989      14.60      192,000       97%
Building 9       Fee      100%         1989       4.47       58,800      100%
Building 11      Fee      100%         1989       8.98       96,000      100%
Building 14      Fee      100%         1989       8.91      166,400      100%
Building 15      Fee      100%         1990       6.50       93,600      100%
Building 16      Fee      100%         1989       7.00       93,600      100%
MicroAge         Fee       50% [1]     1994      15.10      304,000      100%
Building 18      Fee      100%         1997      16.90      252,000      100%

ENTERPRISE BUS.PARK
Building 1       Fee      100%         1990       7.52       87,400       91%
Building 2       Fee      100%         1990       7.52       84,940      100%
Building A       Fee      100%         1987       2.65       20,888      100%
Building B       Fee      100%         1988       2.65       34,940       94%
Building D       Fee      100%         1989       5.40       60,322       93%

FAIRFIELD BUS.CTR.
Building D       Fee      100%         1990       3.23       40,223       88%
Building E       Fee      100%         1990       6.07       75,600      100%

KENTUCKY DRIVE
7910 Kentucky
 Dr.             Fee      100%         1980       3.78       38,329      100%
7920 Kentucky
 Dr.             Fee      100%         1974       9.33       93,945      100%

OTHER INDUSTRIAL - CINCINNATI
U.S. Post
 Office Bldg.    Fee       40% [7]     1992       2.60       57,886      100%
University
 Moving          Fee      100%         1991       4.95       70,000      100%
Creek Rd.
 Bldg. I         Fee      100%         1971       2.05       38,715      100%
Creek Rd.
 Bldg. II        Fee      100%         1971       2.63       53,210      100%
Cornell
 Commerce Ctr.   Fee      100%         1989       9.91      167,695       94%
Mosteller
 Dist.Ctr.       Fee      100%        1957 [8]   25.80      357,796      100%
Mosteller Dist.
 Ctr. II         Fee      100%         1997      12.20      261,440       45%
Perimeter Park
 Bldg. A         Fee      100%         1991       2.92       28,100      100%
Perimeter Park
 Bldg. B         Fee      100%         1991       3.84       30,000       60%

COLUMBUS, OHIO
Pet Foods Bldg.  Fee      100%       1993/1995   16.22      276,000      100%
MBM Building     Fee      100%         1978       3.98       83,000      100%
Sun TV           Fee      100%         1995      33.42      793,807      100%

SOUTH POINTE BUS.CTR.
South Pointe A   Fee       50%         1995      14.06      293,824      100%
South Pointe B   Fee       50%         1996      13.16      307,200      100%
South Pointe C   Fee       50%         1996      12.57      322,000       78%
SouthPointe
 Bldg. D         Fee      100%         1997       6.55      116,520       35%
SouthPointe
 Bldg. E         Fee      100%         1997       6.55       82,520        0%

HEBRON, KENTUCKY
SOUTHPARK BUS.CTR.
Building 1       Fee      100%         1990       7.90       96,000      100%
Building 3       Fee      100%         1991      10.79      192,000      100%
CR Services      Fee      100%         1994      22.50      214,840      100%
Redken Labs      Fee      100%         1994      28.79      166,400     100%
Skyport Bldg.I   Fee      100%         1997      15.10      316,800     100%

                                                          NET       PERCENT
                          PARTNER-     YEAR      LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP  SHIP'S      CONSTD/    AREA     AREA      DECEMBER 31,
LOCATION       INTEREST   OWNERSHIP  EXPANDED   (ACRES)  (SQ.FT.)   1997
-------------- ---------- ---------- --------   -------  --------   ------------

LOUISVILLE, KENTUCKY
Dayco              Fee     50% [1]      1995     30.00      282,539      100%

FLORENCE, KENTUCKY
Empire Commerce
 Ctr.              Fee    100%       1973/1980   11.62      148,445      100%

DECATUR, ILLINOIS
PARK 101
 BUSINESS CENTER
Building 3         Fee    100%          1979      5.76       75,600       82%
Building 8         Fee    100%          1980      3.16       50,400       77%

NASHVILLE, TENNESSEE
HAYWOOD OAKS
 TECHNECENTER
Building 2         Fee    100%          1988      2.94       50,400      100%
Building 3         Fee    100%          1988      2.94       52,800      100%
Building 4         Fee    100%          1988      5.23       46,800      100%
Building 5         Fee    100%          1988      5.23       61,171      100%
Building 6         Fee    100%          1989     10.53      113,400      100%
Building 7         Fee    100%          1995      8.24       66,873      100%
Building 8         Fee    100%          1997     15.44       71,615      100%

Greenbriar Bus.
 Park              Fee    100%          1986     10.73      134,759       98%

Keebler Building   Fee    100%          1985      4.39       36,150      100%

MILWAUKEE, WISCONSIN
S.F. Music
 Box Bldg.         Fee  33.33% [9]      1993      8.90      153,600      100%

ST. LOUIS, MISSOURI
I-70 Center        Fee    100%          1986      4.57       76,240      100%
1920 Beltway       Fee    100%          1986      4.44       70,000      100%
Alfa Laval         Fee    100%          1996     12.76      129,500      100%

EARTH CITY
Dukeport I         Fee    100%          1996     21.24      403,200      100%
Dukeport II        Fee    100%          1997     14.70      244,800       65%

RIVERPORT
Scripts Building   Fee    100%          1992     10.81      119,000      100%
Riverport Dist.    Fee    100%          1990      5.96      100,000      100%
Shultz Building    Fee    100%          1989      3.36       45,200      100%
Southport I        Fee    100%          1977      1.36       20,810      100%
Southport II       Fee    100%          1978      1.53       22,400      100%
Southport Commerce
 Ctr.              Fee    100%          1978      2.65       34,873       99%

CLEVELAND, OHIO
Johnson Controls   Fee    100%          1972     14.56       85,410      100%
Dyment             Fee    100%          1988     12.00      246,140      100%
Mr. Coffee         Fee    100%          1997     35.00      458,000      100%

SOLON INDUST.PARK
30600 Carter       Fee    100%          1971     11.30      190,188       90%
6230 Cochran       Fee    100%          1977      7.20      100,365       84%
31900 Solon-Front  Fee    100%          1974      8.30       85,000      100%
5821 Solon         Fee    100%          1970      5.80       66,638      100%
6161 Cochran       Fee    100%          1978      6.10       62,400       85%
5901 Harper        Fee    100%          1970      4.10       54,719       70%
29125 Solon        Fee    100%          1980      5.90       47,329      100%
6661 Cochran       Fee    100%          1979      4.70       39,000      100%
6521 Davis         Fee    100%          1979      3.20       21,600      100%
31900 Solon - Rear Fee    100%          1982      5.30        7,193      100%

MINNEAPOLIS, MINNESOTA
Enterprise
 Indust. C         Fee    100%          1979     10.88       165,755      76%
Apollo Dist.Ctr.   Fee    100%          1997     11.05       168,480       0%
Sibley Indust.Ctr. Fee    100%          1973      2.88        54,612     100%
Sibley Indust.Ctr. Fee    100%          1972      2.58        37,800     100%
Sibley Indust.Ctr. Fee    100%          1968      4.10        32,810      39%
Yankee Place       Fee    100%          1986     19.03       221,075      90%
                                      - 8 -


                                                          NET       PERCENT
                          PARTNER-     YEAR      LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP  SHIP'S      CONSTD/    AREA     AREA      DECEMBER 31,
LOCATION       INTEREST   OWNERSHIP   EXPANDED   (ACRES)  (SQ.FT.)  1997
-------------- --------   ---------   --------   -------  --------  ------------
Larc Indust.
 Park I            Fee    100%          1977      4.59        67,200      85%
Larc Indust.
 Park II           Fee    100%          1976      3.70        54,000      99%
Larc Indust.
 Park III          Fee    100%          1980      2.38        30,800     100%
Larc Indust.
 Park IV           Fee    100%          1980      1.06        13,800      41%
Larc Indust.
 Park V            Fee    100%          1980      1.54        22,880     100%
Larc Indust.
 Park VI           Fee    100%          1975      3.91        63,600      81%
Larc Indust.
 Park VII          Fee    100%          1973      2.65        41,088     100%
Hampshire
 Dist.Ctr.         Fee    100%          1979      9.26       159,200     100%
Hampshire
 Dist.Ctrs.        Fee    100%          1979      9.40       157,000     100%
Penn Corp.Bldg.    Fee    100%          1977      2.08        40,844     100%
Bloomington
 Indust.           Fee    100%          1963      7.40       100,852      78%
Edina Interchange
 I                 Fee    100%          1995      4.73        73,809      95%
Edina Interchange
 II                Fee    100%          1980      3.46        55,006     100%
Edina Interchange
 III               Fee    100%          1981      6.39        62,784     100%
Edina Interchange
 IV                Fee    100%          1974      1.99        22,440      75%
Edina Interchange
 V                 Fee    100%          1974      4.92       139,101     100%
Pakwa Bus. Park
 I                 Fee    100%          1979      1.67        38,196     100%
Pakwa Bus. Park
 II                Fee    100%          1979      1.41        21,254     100%
Pakwa Bus. Park
 III               Fee    100%          1979      1.32        19,978      89%
7540 Bush Lake Rd. Fee    100%          1967      4.74        72,300     100%
Cahill Bus. Center Fee    100%          1980      3.90        60,082     100%
Encore Park        Fee    100%          1977     14.50       126,858     100%
Johnson Bldg.      Fee    100%          1974      2.09        62,718      97%
Cornerstone Bus.   Fee    100%          1996     13.49       222,494     100%
Westside Bus.Park  Fee    100%          1987      9.10       114,800     100%
Oxford Indust.     Fee    100%          1971      1.23        16,736       0%
Cedar Lake
 Bus.Ctr.          Fee    100%          1976      3.05        50,400     100%
Medicine Lake
 Indust.           Fee    100%          1970     16.37       222,893     100%
801 Zane Ave. N.   Fee    100%          1989      4.93        84,219     100%
Decatur Bus.Ctr.   Fee    100%          1982      3.96        44,279     100%
Sandburg
 Indust.Ctr.       Fee    100%          1973      5.68        94,612     100%
Crystal
 Indust.Ctr.       Fee    100%          1974      3.23        72,000      96%
Bass Lake Bus.Ctr. Fee    100%          1981      5.33        47,368     100%

OFFICE
-------
INDIANAPOLIS,
 INDIANA
PARK 100
 BUSINESS PARK
Building 34        Fee     100%         1979      2.00        22,272      97%
Building 116       Fee     100%         1988      5.28        35,700      84%
Building 118       Fee     100%         1988      6.50        35,700     100%
Building 119       Fee     100%         1989      6.50        53,300     100%
CopyRite Bldg.     Fee      50% [4]     1992      3.88        48,000     100%
Building 132       Fee     100%         1997      4.40        27,600      43%

WOODFIELD AT
 THE CROSSING
Two Woodfield
 Crsg.             Fee     100%         1987      7.50       117,818      84%
Three Woodfield
 Crsg.             Fee     100%         1989     13.30       259,777      98%

PARKWOOD CROSSING
One Parkwood       Fee     100%         1989      5.93       108,281     100%
Two Parkwood       Fee     100%         1996      5.96        93,950     100%
Three Parkwood     Fee     100%         1997      6.24       121,246      89%

SHADELAND STATION
7240 Shadeland
 Sta.              Fee   66.67% [10]    1985      2.14        45,585      82%
7330 Shadeland
 Sta.              Fee     100%         1988      4.50        42,619      87%
7340 Shadeland
 Sta.              Fee     100%         1989      2.50        32,235      77%
7351 Shadeland
 Sta.              Fee     100%         1983      2.14        27,740      92%
7369 Shadeland
 Sta.              Fee     100%         1989      2.20        15,551     100%
7400 Shadeland
 Sta.              Fee     100%         1990      2.80        49,544     100%

KEYSTONE AT THE CROSSING
F.C. Tucker Bldg. Fee/Ground
                Lease [11] 100%         1978       N/A         4,840     100%
3520 Commerce     Ground/Bldg.
 Crsg.          Lease [12] 100%         1976      2.69        30,000       0%
8465 Keystone      Fee     100%         1983      1.31        28,298      99%
8555 Keystone   Fee/Ground
                Lease [11] 100%         1985       N/A        75,545      94%

Community MOB      Fee     100%         1995      4.00        39,205     100%

                                                         NET        PERCENT
                          PARTNER-    YEAR       LAND    RENTABLE   OCCUPIED AT
NAME/           OWNERSHIP SHIP'S      CONSTD/    AREA    AREA       DECEMBER 31,
LOCATION        INTEREST  OWNERSHIP   EXPANDED  (ACRES) (SQ.FT.)    1997
--------------- --------- ---------   --------  ------- ----------  ------------

HAMILTON CROSSING
Hamilton Crsg.
 Bldg. 2           Fee     100%         1997      5.10       32,800       77%

GREENWOOD,
 INDIANA
SOUTH PARK
 BUSINESS CENTER
Building 1         Fee     100%         1989      5.40       39,715       96%
Building 3         Fee     100%         1990      3.25       35,900      100%

St. Francis    Fee/ Ground
 Medical Bldg. Lease [13]  100%         1995       N/A       95,579       95%

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's
 Hill              Fee     100%         1986     10.79      200,584       97%
8700 Governor's
Hill               Fee     100%         1985      4.98       58,617      100%
8790 Governor's
 Hill              Fee     100%         1985      5.00       58,177       95%
8800 Governor's
 Hill              Fee     100%         1985      2.13       28,700      100%

GOVERNOR'S POINTE
4605 Governor's
 Pte.              Fee     100%         1990      8.00      178,306      100%
4705 Governor's
 Pte.              Fee     100%         1988      7.50      140,984      100%
4770 Governor's
 Pte.              Fee     100%         1986      4.50       76,037       72%
Anthem Prescrip.
 Mgmt.             Fee     100%         1997      5.00       78,240      100%
Gov. Pte.
 4660 Bldg.        Fee     100%         1997      4.65       76,465       91%

PARK 50 TECHNECENTER
SDRC Building      Fee     100%         1991     13.00      221,215      100%
Building 17        Fee     100%         1985      8.19       70,644       97%

DOWNTOWN CINCINNATI
311 Elm St.   Ground/ Bldg.             1902/
               Lease [14]  100%       1986 [15]    N/A       90,127      100%
312 Plum St.       Fee     100%         1987      0.69      230,489       89%
312 Elm St.        Fee     100%         1992      1.10      378,786       96%

KENWOOD
Kenwood Commons
 Bldg. I           Fee      50% [16]    1986      2.09       46,145      100%
Kenwood Commons
 Bldg. II          Fee      50% [16]    1986      2.09       46,434       96%
Ohio National      Fee     100%         1996      9.00      212,125      100%
Kenwood Exec.Ctr.  Fee     100%         1981      3.46       49,984       97%

TRI-COUNTY
Triangle Off.                           1965/
 Park              Fee     100%       1985 [17]  15.64      172,650       92%
Tri-County Off.                       1971,1973,
 Park              Fee     100%       1982 [18]  11.27      102,166       88%
Executive Plaza I  Fee     100%         1980      5.83       87,912       97%
Executive Plaza II Fee     100%         1981      5.02       88,885      100%

BLUE ASH
West Lake Center   Fee     100%         1981     11.76      179,850       98%
Lake Forest Place  Fee     100%         1985     13.50      217,264       94%
Huntington Bank
 Building          Fee     100%         1986      0.94        3,235      100%
Blue Ash Office
 Center VI         Fee     100%         1989      2.96       35,603       90%

OTHER OFFICE -
 CINCINNATI
Fidelity Dr. Bldg. Fee     100%         1972      8.34       38,000      100%
Franciscan
 Health Sys.   Fee/Ground
               Lease[19]   100%         1996       N/ A      36,634      100%
One Ashview Pl.    Fee     100%         1989       6.88     120,853      100%
Remington Park
 Bldg. A           Fee     100%         1982       3.20      38,236      100%
Remington Park
 Bldg. B           Fee     100%         1982       3.20      38,320       99%

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst
 (Sterling 1)      Fee     100%         1990       7.66     106,300      100%
4650 Lakehurst
 (Litel)           Fee     100%         1990      13.00     164,639      100%
5555 Parkcenter
 (Xerox)           Fee     100%         1992       6.09      83,971       94%
4700 Lakehurst
 (Indiana Ins.)    Fee     100%         1994       3.86      49,600      100%
Sterling  2        Fee     100%         1995       3.33      57,660      100%
John Alden         Fee     100%         1995       6.51     101,112       76%
Cardinal Health    Fee     100%         1995      10.95     132,854      100%
Nationwide         Fee     100%         1996      17.90     315,102      100%
Sterling 3         Fee     100%         1996       3.56      64,500      100%
                                     - 10 -


                                                          NET       PERCENT
                         PARTNER-    YEAR        LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP SHIP'S      CONSTD/     AREA     AREA      DECEMBER 31,
LOCATION       INTEREST  OWNERSHIP   EXPANDED   (ACRES)  (SQ.FT.)   1997
-------------- --------- ---------   --------   --------- --------- ------------

Parkwood Place     Fee     100%         1997       9.08     156,000      100%
Metrocenter III    Fee     100%         1983       5.91      73,757      100%
Veterans Admin.
 Clinic            Fee     100%         1994       4.98     118,000      100%
Scioto Corp.Ctr.   Fee     100%         1987       7.58      57,251       98%
CompManagement     Fee     100%         1997       5.60      68,700      100%

CLEVELAND, OHIO
Rock Run - N.      Fee     100%         1984       5.00      62,565       99%
Rock Run - Ctr.    Fee     100%         1985       5.00      61,099       93%
Rock Run - S.      Fee     100%         1986       5.00      62,989       84%
Freedom Sq. I      Fee     100%         1980       2.59      40,208       96%
Freedom Sq. II     Fee     100%         1987       7.41     116,665       92%
Corporate Plaza I  Fee     100%         1989       6.10     114,028       99%
Corporate Plaza II Fee     100%         1991       4.90     103,834       90%
One Corp.Exc.      Fee     100%         1989       5.30      88,376       91%
Corporate Ctr. I   Fee     100%         1985       5.33      99,260       99%
Corporate Ctr. II  Fee     100%         1987       5.32     104,402       82%
Corporate Place    Fee     100%         1988       4.50      84,768       98%
Corporate Circle   Fee     100%         1983       6.65     120,444       99%
Freedom Sq. III    Fee     100%         1997       2.00      71,025       87%
6111 Oak Tree      Fee     100%      1979-1995     5.00      70,906       83%
Landerbrook        Fee     100%         1997       8.00     110,148       72%

ST. LOUIS, MISSOURI
Laumeier I         Fee     100%         1987       4.26     113,852      100%
Laumeier II        Fee     100%         1988       4.64     112,477      100%
Westview Place     Fee     100%         1988       2.69     114,722       97%
Westmark           Fee     100%         1987       6.95     123,889      100%

EARTH CITY
3300 Pointe 70     Fee     100%         1989       6.61     103,549       99%
3322 NGIC          Fee     100%         1987       6.61     112,000      100%

Riverport Tower    Fee     100%         1991      22.03     317,891      100%

MARYVILLE CENTER
500 Maryville Ctr. Fee     100%         1984       9.27     165,544      100%
530 Maryville Ctr. Fee     100%         1990       5.31     107,957       98%
550 Maryville Ctr. Fee     100%         1988       4.55      97,109       96%
635 Maryville Ctr. Fee     100%         1987       8.78     148,307       97%
655 Maryville Ctr. Fee     100%         1994       6.26      90,499      100%
540 Maryville Ctr. Fee     100%         1990       5.23     107,973       98%

Twin Oaks          Fee     100%         1980       5.91      85,066       98%
625 Maryville Ctr. Fee      50%         1994       6.26     101,576      100%

CHICAGO, ILLINOIS
Central Park
 of Lisle          Fee      50% [20]    1990       8.88     345,200       93%

Executive Towers
 I                 Fee     100%         1983       6.33     203,302       96%
Executive Towers
 II                Fee     100%         1984       6.33     224,140       99%
Executive Towers
 III               Fee     100%         1987       6.33     222,400      100%

MINNEAPOLIS, MINNESOTA
10801 Red Circ.Dr. Fee     100%         1977       4.00      60,078      100%
Medicine Lake
 Prof. Bldg.       Fee     100%         1970       1.54       8,100      100%

RETAIL
------
INDIANAPOLIS,
 INDIANA
PARK 100
 BUSINESS PARK
Building 32        Fee     100%         1978       0.82      14,504       58%
Building 121       Fee     100%         1989       2.27      19,716       76%

CASTLETON CORNER
Michael's Plaza    Fee     100%         1984       4.50      46,374      100%
Cub Plaza          Fee     100%         1986       6.83      60,136      100%

FORT WAYNE, INDIANA
Coldwater Crossing Fee     100%         1990      35.38     246,365       89%
                                     - 11 -


                                                          NET       PERCENT
                         PARTNER-    YEAR        LAND     RENTABLE  OCCUPIED AT
NAME/          OWNERSHIP SHIP'S      CONSTD/     AREA     AREA      DECEMBER 31,
LOCATION       INTEREST  OWNERSHIP   EXPANDED   (ACRES)   (SQ.FT.)  1997
-------------- --------- ---------   ----------  ------   --------- ------------

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana
 Bank Branch       Fee     100%         1988       1.00       2,400      100%
Greenwood Corner
 Shoppes           Fee     100%         1986       7.45      50,840       84%

DAYTON, OHIO
Sugarcreek Plaza   Fee     100%         1988      17.46      77,940       97%

CINCINNATI, OHIO
Governor's Plaza   Fee     100%         1990      35.00     181,493       99%
King's Mall Shp.
 Ctr. I            Fee     100%         1990       5.68      52,661       94%
King's Mall Shp.
 Ctr. II           Fee     100%         1988       8.90      67,725       92%
Steinberg's        Fee     100%         1993       1.90      21,008      100%
Kohl's             Fee     100%         1994      12.00      80,684      100%
Sports Unlimited   Fee     100%         1994       7.00      67,148      100%
Eastgate Square    Fee     100%      1990/1996    11.60      94,182      100%
Office Max         Fee     100%         1995       2.25      23,484      100%
Sofa Express-
 Governor's Plaza  Fee     100%         1995       1.13      15,000      100%
Bigg's Supercenter Fee     100%         1996      14.00     170,791      100%
Fountain Place     Fee      25% [21]    1997       1.98     207,170       95%

GOVERNOR'S POINTE
Lowe's             Fee     100%         1997      15.00     128,747      100%

FLORENCE, KENTUCKY
Sofa Express       Fee     100%         1997       1.78      20,250      100%

BLOOMINGTON, ILLINOIS
Lakewood Plaza     Fee     100%         1987      11.23      87,010       94%

CHAMPAIGN, ILLINOIS
Market View        Fee     100%         1985       8.50      86,553       88%

COLUMBUS, OHIO
Galyans Trading
 Co.               Fee     100%         1984       4.90      74,636      100%
Tuttle Retail Ctr. Fee     100%       1995/1996   13.44     144,340      100%
                                               --------  ----------
                 IN-SERVICE TOTAL              2,706.39  40,668,043
                                               --------  ----------


UNDER CONSTRUCTION
------------------
                                                         NET       PERCENT
                         PARTNER-    EXPECTED    LAND    RENTABLE  PRE-LEASED AT
NAME/          OWNERSHIP SHIP'S      IN-SERVICE  AREA    AREA      DECEMBER 31,
LOCATION       INTEREST  OWNERSHIP   DATE       (ACRES) (SQ.FT.)   1997
-------------- --------- ---------   ----------  ------  --------- -------------
INDUSTRIAL
----------
INDIANAPOLIS,
 INDIANA
PARK 100
 BUSINESS PARK
Building 134       Fee     100%      May-98       8.70      110,400       41%

Franklin Rd.Exp.   Fee     100%      Mar-98       9.35      150,000       61%

PARK FLETCHER
 BUSINESS PARK
Building 35        Fee      50% [1]  Oct-97       8.10       96,000       67%
Building 36        Fee      50% [1]  Feb-98       3.90       52,800        0%

LEBANON,
 INDIANA
LEBANON BUSINESS
 PARK
Prentice Hall      Fee    100%       Jan-98      38.90      577,340      100%
Lebanon
 (General Cable)   Fee    100%       May-98      23.30      395,472       50%

Thomson Consumer
 Exp.              Fee     50%       Jun-98      12.02      740,155      100%

CINCINNATI, OHIO
WORLD PARK
World Park Bldg 28 Fee    100%       Jan-98      11.60      220,160       87%
World Park Bldg 29 Fee    100%       Apr-98      21.40      452,000      100%

COLUMBUS, OHIO
Sun TV Exp.        Fee    100%       Jun-98      12.00      231,936      100%

                                     - 12 -

                                                          NET      PERCENT
                         PARTNER-    EXPECTED    LAND     RENTABLE PRE-LEASED AT
NAME/          OWNERSHIP SHIP'S      IN-SERVICE  AREA     AREA     DECEMBER 31,
LOCATION       INTEREST  OWNERSHIP   DATE       (ACRES)  (SQ.FT.)  1997
-------------- --------- ---------   ----------  ------   -------- -------------

CLEVELAND, OHIO
Fountain Pkwy.
 Bldg 1            Fee    100%       May-98      6.50      108,704         0%

CLEVELAND, OHIO
Strongsville
 Bldg.1            Fee    100%       May-98      4.50       72,000         0%

ST. LOUIS, MISSOURI
EARTH CITY
Dukeport 3         Fee    100%       Dec-97      9.50      214,400         0%
Dukeport 4         Fee    100%       Apr-98     12.70      153,600         0%

West Port Ctr.I    Fee    100%       May-98     11.90      177,600         0%

OFFICE
------
INDIANAPOLIS,
 INDIANA
PARK 100
 BUSINESS PARK
Building 135       Fee    100%       Mar-98      6.00       77,125        74%

RIVER ROAD
Software Artistry  Fee    100%       Jan-98      6.90      108,273        75%

PARKWOOD CROSSING
Four Parkwood      Fee    100%       Sep-98      5.90      132,836         0%

CINCINNATI, OHIO
Gov. Pte.
 4680 Bldg.        Fee    100%       Aug-98      9.80      126,102         0%

COLUMBUS, OHIO
TUTTLE CROSSING
Rings Road
 Off.Bldg.         Fee    100%       Apr-98     11.01      145,000        29%
Sterling 4         Fee    100%       Apr-98      3.10       94,219       100%

One Easton Oval    Fee    100%       May-98      7.69      127,080         0%

ST. LOUIS, MISSOURI
EARTH CITY
MCI                Fee    100%       May-98     11.90       97,356       100%

520 Maryville Ctr. Fee    100%       Dec-98      5.30      113,659         0%

NASHVILLE, TENNESSEE
CREEKSIDE CROSSING
Creekside Crsg.One Fee    100%       Jul-98      5.35      112,800         0%

CLEVELAND, OHIO
Park Center Bldg.1 Fee    100%       Oct-98      6.68      133,550         0%

RETAIL
------
Cincinnati, Ohio
Tri-County Mktpl.  Fee    100%       Oct-98     10.38       74,174       100%
Western Hills
 Mktpl.            Fee    100%       Sep-98     10.50      148,140        82%
                                             --------   ----------
                UNDER CONSTUCTIION TOTAL       294.88    5,242,881
                                             --------   ----------
                                             3,001.27   45,910,924
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

   [3] This building was constructed in 1994 and expanded in 1997.

   [4] This building is owned in partnership with a tenant of the building. The Partnership owns a 50% general partnership interest in the partnership. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

   [5] This building was constructed in three phases; 1962, 1971 and 1974.

   [6] This building was contributed to the limited liability company referenced in footnote [1] in 1996.

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

   [10] The Partnership owns a 66.67% general partnership interest in the partnership owning this building. The Partnership shares in the profit or loss of this building in accordance with the Partnership's ownership interest.

   [11] The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

   [12] The Partnership has a leasehold interest in this building with a lease term expiring May 9, 2006.

   [13] The Partnership owns this building and has aleasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

   [14] The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring June 30, 2020. The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

   [15] This building was renovated in 1986.

   [16] These buildings are owned by a partnership in which the Partnership has a 50% general partnership interest. The Partnership shares in the profit or loss from such buildings in accordance with such ownership interest.

   [17] This building was renovated in 1985.

   [18] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

   [19] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring June 2095.

   [20] This building is owned by a limited liability company in which the Partnership is a 50% member. The Partnership shares in the profit or loss of this building in accordance with the Partnership's ownership interest.

   [21] This building is owned through a limited liability company in which the Partnership is a 25% member. The limited liability company will own a 57.5% interest in the Fountain Place retail project.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. Comparable cash distributions are expected in the future. As of March 1, 1998, there were 154 record holders of Common Units.

   On January 29, 1998, the Partnership declared a quarterly cash distribution of $0.30 per Common Unit payable on February 27, 1998 to Common Unitholders of record on February 13, 1998.


                         1997 DISTRIBUTIONS (1)    1996 DISTRIBUTIONS (1)
   QUARTER ENDED         ----------------------     ----------------------
   -------------
   December 31                 $.300                           $.255
   September 30                 .295                            .255
   June 30                      .255                            .245
   March 31                     .255                            .245

   (1) All distribution amounts reflect the General Partner's two-for-one stock split effected in August 1997.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 1997. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                              1997       1996       1995       1994      1993
                              ----       ----       ----       ----      ----
RESULTS OF OPERATIONS:
Revenues:
 Rental Operations     $  229,702   $  162,160   $  113,641 $  89,299  $ 33,648
 Service Operations        22,378       19,929       17,777    18,473     5,654
                        ---------    ---------    ---------  --------   -------
    TOTAL REVENUES     $  252,080   $  182,089   $  131,418 $ 107,772  $ 39,302
                        =========    =========    =========  ========   =======
NET INCOME AVAILABLE
 FOR COMMON UNITS      $   72,780   $   58,713   $   41,600 $  32,968  $  6,670
                        =========    =========    =========  ========   =======
PER SHARE DATA (1):
 Net Income per
  Common Unit
   Basic               $      .98   $      .92   $      .78 $     .77  $    .51
   Diluted                    .97          .91          .77       .77       .51
 Dividends per
 Common Unit                 1.10         1.00          .96       .92       .84
 Weighted Average
  Common Units
  Outstanding              74,142       63,960       53,582    42,934    13,080
 Weighted Average
  Common and Dilutive
  Potential Common
  Units                    74,993       64,398       53,802    43,001    13,097

BALANCE SHEET DATA
 (AT DECEMBER 31):
 Total Assets          $2,177,174   $1,362,399   $1,046,532  $775,884  $633,855
 Total Debt               720,119      525,815      454,820   298,640   248,433
 Total Preferred
  Equity                  218,906       72,856            -         -         -
 Total Partners'
  Equity                1,324,780      769,269      540,221    447,298  349,695
 Total Common Units
 Outstanding (1)           87,054       66,364       56,606     48,768   40,956
OTHER DATA:
 Funds From            $  118,828   $   87,434   $   64,846   $ 47,907 $ 13,474
 Operations (2)
 Cash Flow Provided by
  (Used by):
  Operating activities $  158,776   $   95,470   $   78,637   $ 51,856 $ 14,363
  Investing activities   (597,015)    (277,009)    (289,569)  (116,227)(315,025)
  Financing activities    443,265      181,203      176,187     94,733  310,717

   (1) Information for 1993 has been adjusted for the General Partner's 1 for 4.2 reverse stock split effected in 1993. Information for all five years reflects the General Partner's two-for-one stock split effected in August 1997.

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

   The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has averaged 94.5% the last two years and was 94.1% at December 31, 1997. The Partnership expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

   A new statistic that the Partnership started tracking in 1996 is Same Property Performance which compares those properties that were fully in-service for all of a two-year period. Because of the rapid growth of the Partnership, this population of properties only represented 45.3% and 42.2% of the in-service portfolio at December 31, 1997 and December 31, 1996, respectively. As a result of the loss of a 90,000 square foot downtown Cincinnati office tenant in 1996, along with the effects of a property tax reassessment in another downtown Cincinnati property, Same Property FFO increased only 1.1% from 1995 to 1996. In 1997, Same Property FFO improved significantly with a 4.7% increase over 1996.

   The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of December 31, 1997 and 1996 (square feet in thousands):

                              Total           Percent of
                            Square Feet    Total Square Feet   Percent Occupied
                           -------------  -------------------  -----------------
   Type                    1997     1996      1997    1996       1997     1996
   ----                    -----    -----     -----   -----      -----   -----
   INDUSTRIAL
    Service Centers       3,707    3,151      9.1%   11.5%      91.9%    94.0%
    Bulk                 24,173   15,173     59.4%   55.4%      93.5%    95.1%
   OFFICE
    Suburban              9,758    6,319     24.0%   23.1%      95.9%    96.6%
    CBD                     699      699      1.7%    2.5%      93.9%    87.1%
    Medical                 290      370       .8%    1.3%      98.4%    92.8%
   RETAIL                 2,041    1,690      5.0%    6.2%      95.8%    93.7%
                         ------   -------   -------  ------    -------  -------
     Total               40,668   27,402    100.0%  100.0%      94.1%    95.0%
                         ======   =======   =======  ======    =======  =======

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.2% and 12.2% of the Partnership's occupied square footage is subject to leases expiring in 1998 and 1999, respectively, and (ii) the Partnership's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.

   The following table reflects the Partnership's in-service lease expiration schedule as of December 31, 1997, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

              Industrial        Office           Retail              Total
              Portfolio         Portfolio        Portfolio           Portfolio
            --------------  ---------------   ---------------  -----------------
Yr of       Sq              Sq                 Sq               Sq
Exp.        Ft       Rent   Ft        Rent     Ft      Rent     Ft        Rent
----       ------   ------ -----    -------   ------  -------  ------   -------

1998       2,951  $ 11,508     874  $  9,738     81   $   918    3,906  $ 22,164
1999       3,236    13,738   1,322    14,560    114     1,197    4,672    29,495
2000       2,739    11,696   1,052    13,675    126     1,525    3,917    26,896
2001       2,944    11,940   1,465    17,639     89     1,064    4,498    30,643
2002       3,821    15,234   1,443    16,597    157     1,747    5,421    33,578
2003       1,455     5,880     475     5,661     57       541    1,987    12,082
2004         775     3,465     298     3,659     17       178    1,090     7,302
2005       1,761     5,593     924    12,916    177     1,518    2,862    20,027
2006       2,052     7,212     625     9,606      5        67    2,682    16,885
2007       1,875     5,813     362     4,638     76       760    2,313    11,211
There-
 after     2,394     8,995   1,461    20,190  1,055     8,513    4,910    37,698
          ------   -------  ------   -------  -----    ------   ------  ------
Total
 Leased   26,003  $101,074  10,301  $128,879  1,954   $18,028   38,258  $247,981
          ======   =======  ======   =======  =====    ======   ======   =====
Total
 Port.    27,880            10,747            2,041            40,668
          ======            ======            =====             ======
Annualized
Net effective
rent per sq.
ft. leased        $   3.89          $  12.51          $  9.23           $  6.48
                   =======           =======           ======            =======

   This stable occupancy, along with increasing rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
   (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 5.2 million square feet of properties under development at December 31, 1997 over the next five quarters. The 5.2 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percentages):

Anticipated                                  Estimated   Anticipated
In-Service         Square     Percent        Project     Stabilized
Date               Feet       Pre-Leased     Costs       Return
------------       ------     ----------     ----------  -----------

1st Quarter 1998   1,496          71%        $ 50,258       11.3%
2nd Quarter 1998   2,779          68%          96,427       11.1%
3rd Quarter 1998     387          31%          35,119       12.1%
4th Quarter 1998
 and thereafter      581          13%          75,508       11.2%
                  ------                      -------
                   5,243          60%        $257,312       11.3%
                  ======                      =======

   RESULTS OF OPERATIONS
   ---------------------
   A summary of the Partnership's operating results and property statistics for each of the years in the three-year period ended December 31, 1997 is as follows (in thousands, except number of properties and per share amounts):

                                        1997        1996        1995
                                        ----        ----        ----
Rental Operations revenues          $229,702    $162,160    $113,641
Service Operations revenues           22,378      19,929      17,777
Earnings from Rental Operations       83,740      54,332      37,237
Earnings from Service Operations       7,153       6,436       6,564
Operating income                      83,575      56,715      40,557
Net income available for
 common units                       $ 72,780    $ 58,713    $ 41,600
Weighted average common units
 outstanding (1)                      74,142      63,960      53,582
Weighted average common and
 dilutive potential
 common units (1)                     74,993     364,398      53,802
Basic income per
 common units (1)                   $    .98    $    .92    $    .78
Diluted income per
 common units (1)                   $    .97    $    .91    $    .77

Number of in-service properties
 at end of year                          355         249         201
In-service square footage at
 end of year                          40,668      27,402      20,073
Under development square footage
 at end of year                        5,243       3,801       3,448

(1) As adjusted for the General Partner's two-for-one stock split effected in August 1997.


COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------
   Rental Operations
   -----------------
   The Partnership increased its in-service portfolio of rental properties from 249 properties comprising 27.4 million square feet at December 31, 1996 to 355 properties comprising 40.7 million square feet at December 31, 1997 through the acquisition of 84 properties totaling 8.4 million square feet and the placement in service of 28 properties and two building expansions totaling 5.4 million square feet developed by the Partnership.

   The Partnership also disposed of six properties totaling 443,000 square feet. These 106 net additional rental properties primarily account for the $67.5 million increase in revenues from Rental Operations from 1996 to 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 106 in-service rental properties.

   Interest expense increased by approximately $7.7 million. This increase was primarily because of interest expense on the $90 million of unsecured debt which the Partnership issued in 1996 under its medium-term note program. These notes bear interest at a weighted average rate of 7.20% and were outstanding a full year in 1997 as compared to less than six months in 1996. The Partnership also issued $100 million of unsecured debt in 1997 which bears interest at an effective interest rate of 7.35%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties.

   As a result of the above mentioned items, earnings from Rental
   Operations increased $29.4 million from $54.3 million for the year ended December 31, 1996 to $83.7 million for the year ended December 31, 1997.

   Service Operations
   ------------------
   Service Operations revenues increased from $19.9 million to $22.4 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $13.5 million to $15.2 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1996 and 1997.

   As a result of the above-mentioned items, earnings from Service Operations increased from $6.4 million to $7.2 million for the years ended December 31, 1996 and 1997, respectively.

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $4.1 million for the year ended December 31, 1996 to $7.3 million for the year ended December 31, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership. Property advertising expense also increased as a result of the expanding size of the Partnership.

   Other Income (Expense)
   ----------------------
   Interest income increased from $1.2 million for the year ended December 31, 1996 to $2.2 million for the year ended December 31, 1997 as a result of the temporary short-term investment of a greater amount of proceeds from the 1997 debt and equity offerings. Other expense consists of costs incurred in pursuit of unsuccessful development or acquisition opportunities.

   During the year ended December 31, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility pursuant to a purchase option contained in the original agreement to lease the building. The project was sold for approximately $32.9 million and the Partnership recognized a gain of approximately $1.6 million on the sale. The Partnership also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended December 31, 1997 was $72.8 million compared to $58.7 million for the year ended December 31, 1996. This increase results primarily from the increases in the operating results of rental and service operations explained above.

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

   Interest expense increased by approximately $9.9 million. This increase was primarily because of interest expense on the $150.0 million of unsecured notes which the Partnership issued in September 1995. These notes bear interest at an effective rate of 7.46% and were outstanding a full year in 1996 as compared to approximately three months in 1995. The Partnership also issued $90.0 million of unsecured debt under its medium-term note program in 1996 which bears interest at a weighted average rate of 7.20%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties during 1995 and 1996.

   As a result of the above-mentioned items, earnings from Rental
   Operations increased $17.0 million from $37.2 million for the year ended December 31, 1995 to $54.3 million for the year ended December 31, 1996.

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

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $3.2 million for the year ended December 31, 1995 to $4.1 million for the year ended December 31, 1996 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership. Property advertising expense as well as certain public company expenses also increased as a result of the expanding size of the Partnership.

   Other Income (Expense)
   ----------------------
   Interest income decreased from $1.7 million for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 as a result of the temporary short-term investment of a greater amount of proceeds from the 1995 debt and equity offerings compared to proceeds generated by the 1996 debt and equity offerings.

   During the year ended December 31, 1996, the Partnership sold a 251,000 square foot corporate headquarters facility pursuant to a purchase option contained in the original agreement to lease the building. The project was sold for approximately $32.9 million and the Partnership recognized a gain of approximately $1.6 million on the sale. The Partnership also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.
                                  - 20 -

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended December 31, 1996 was $58.7 million compared to $41.6 million for the year ended December 31, 1995. This increase results primarily from the changes in the operating result of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $158.8 million, $95.5 million and $78.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to unitholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations," the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

   Net cash used by investing activities totaling $597.0 million, $277.0 million and $289.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1997, $620.5 million was invested in the development and acquisition of additional rental properties and land held for development and $14.3 million was used for recurring building and tenant improvements and leasing costs.

   Included in the $620.5 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1997 is $1.3 million related to the acquisition of 41 industrial and suburban office buildings totaling 3.2 million gross square feet in Minneapolis, Minnesota. The purchase price of these 41 buildings was approximately $144.7 million which included the assumption of $93.1 million of mortgage debt, the issuance of $48.5 million of units of partnership interest in the Partnership's operating partnership, and the assumption of approximately $1.8 million of accrued taxes and other liabilities.

   Also included in $620.5 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1997 is $27.9 million related to the acquisition of 8 suburban office buildings and 3 industrial buildings totaling 982,000 gross square feet and land held for development in St. Louis, Missouri. The purchase price of these properties was approximately $147.7 million which included the assumption of $77.8 million of mortgage debt, the issuance of $40.8 million of units of partnership interest in the Partnership's operating partnership and the assumption of approximately $1.2 million of accrued taxes and other liabilities.

   Also in 1997, the Partnership sold six properties and several parcels of land and received $32.6 million of net sales proceeds. These proceeds were used to fund a portion of the 1997 development and acquisition activity.

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

   Net cash provided by financing activities totaling $443.3 million, $181.2 million and $176.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In 1997, the Partnership received $299.1 million of net proceeds from the General Partner's common stock offerings which were used to pay down amounts outstanding on the unsecured line of credit and to fund acquisition and development of additional rental properties and land held for development. During 1997, the Partnership also received $18.4 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan. The Partnership used these net proceeds to fund the development and acquisition of additional rental properties. In July 1997, the Partnership received $146.1 million of net proceeds from the General Partner's preferred stock offering. In August 1997, the Partnership issued $100.0 million of unsecured debt. This unsecured debt matures in July 2004 and bears interest at an effective interest rate of 7.35%. The Partnership used the net proceeds from the preferred stock and the unsecured debt offerings to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

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

   In August 1996, the Partnership received $72.3 million of net proceeds from the General Partner's preferred stock offering. In July 1996, the Partnership issued $40.0 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. In November 1996, the Partnership issued $50.0 million of unsecured debt under its medium-term note program. These notes mature in November 2004 and bear interest at 7.14%. The Partnership used the net proceeds from the preferred stock offering and the two medium-term note offerings to pay off approximately $82.5 million of existing secured debt which was scheduled to mature in the fourth quarter of 1996 or early in 1997 and the remainder to fund the development and acquisition of additional rental properties.

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

   The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. An analysis of the Partnership's recurring capital expenditures is as follows (in thousands):

                                   1997         1996       1995
                                   -----       ------     ------
         Tenant improvements    $ 7,985      $6,048    $4,312
         Leasing costs            5,057       3,032     3,519
         Building improvements    1,211         780       757
                                  ------      -----     -----
         Total                  $14,253      $9,860    $8,588
                                 ======       =====     =====

   The Partnership has a $200.0 million unsecured line of credit available to fund the development and acquisition of additional rental properties and to provide working capital as needed. This line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus

   .80%. Borrowings of $13.0 million under this line of credit as of December 31, 1997 bear interest at an effective rate of 6.74%. The Partnership also has a demand $7.0 million secured line of credit which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%. Borrowings of $7.0 million are outstanding on this line of credit at December 31, 1997 and bear interest at an effective rate of 6.59%. The current 30-day LIBOR rate as of March 2, 1998 is 5.68%.

   The General Partner and the Partnership currently have on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1997 of $504.1 million to issue additional common stock, preferred stock and unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

   The total debt outstanding at December 31, 1997 consists of notes totaling $720.1 million with a weighted average interest rate of 7.58% maturing at various dates through 2017. The Partnership has $353.0 million of unsecured debt and $367.1 million of secured debt outstanding at December 31, 1997. Scheduled principal amortization of such debt totaled $4.1 million for the year ended December 31, 1997. A summary of the scheduled future amortization and maturities of the Partnership's indebtedness is as follows (in thousands):

                              Repayments
              -------------------------------------------        Weighted
                                                                 Average
                                                                 Interest Rate
             Scheduled                                           of Future
Year         Amortization        Maturities        Total         Repayments
----         -------------       ----------        ------        -----------
1998         $  6,795            $  47,714      $  54,509           7.07%
1999            5,880               30,450         36,330           6.71%
2000            6,262               64,850         71,112           7.14%
2001            5,926               87,560         93,486           7.65%
2002            6,433               50,000         56,433           7.40%
2003            4,415               68,216         72,631           8.46%
2004            3,398              177,035        180,433           7.41%
2005            3,681              100,000        103,681           7.49%
2006            3,989                    -          3,989           7.68%
2007            3,516               14,939         18,455           7.77%
Thereafter     29,060                    -         29,060           7.69%
               ------              -------        -------
Total         $79,355             $640,764       $720,119           7.58%
               ======              =======        =======

   The Partnership intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.30 per common unit was declared on January 29, 1998 which represents an annualized dividend of $1.20 per unit.

   YEAR 2000

   The Partnership has reviewed the impact of Year 2000 issues and has determined that it is not expected to have a material impact on its business, operations or its financial condition.

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
                                      - 23-

   The following reflects the calculation of the Partnership's FFO for the years ended December 31 (in thousands):

                                         1997       1996       1995
                                         ----       ----       ----
Net income available for
 common units                          $ 72,780    $58,713    $41,600
Add back:
  Depreciation and amortization          44,806     31,363     23,118
  Share of joint venture
   depreciation and amortization          3,017      1,890        411
  Earnings from property sales           (1,775)    (4,532)      (283)
                                        -------     ------     ------
  Funds From Operations                $118,828    $87,434    $64,846
                                        =======     ======     ======

Cash flow provided by (used by):
  Operating activities                 $158,776    $95,470    $78,637
  Investing activities                 (597,015)  (277,009)  (289,569)
  Financing activities                  443,265    181,203    176,187

   The increase in FFO during the three-year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON
   ACCOUNTING FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership does not have any directors or officers. The information required by this Item for Directors and certain Executive Officers will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   The following information is provided regarding the executive officers of the Partnership who do not serve as Directors of the General Partner.

   GARY A. BURK
    Age 46, President of Construction Services and Executive Vice
    President of Duke Services, Inc. - Mr. Burk joined the Partnership in 1979, and has been responsible for the Partnership's construction management operations since 1986.

   JOHN R. GASKIN
     Age 36, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Partnership in 1990. Prior to joining the Partnership, Mr. Gaskin worked as an associate attorney in a mid-size
     Indianapolis, Indiana law firm.

   RICHARD W. HORN
     Age 40, Executive Vice President - Office - Mr. Horn joined the Partnership in 1984. Mr. Horn is responsible for all office activities of the Partnership and also oversees the Nashville operations of the Partnership.

   WILLIAM E. LINVILLE, III
     Age 43, Executive Vice President - Industrial - Mr. Linville joined the Partnership in 1987 and is responsible for all industrial activities of the Partnership. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

   DAVID R. MENNEL
    Age 43, General Manager of Services Operations and President and Treasurer of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat Marwick Mitchell & Co. and the property development firm of Melvin Simon & Associates before joining the Partnership in 1978.

   DENNIS D. OKLAK
     Age 44, Executive Vice President and Chief Administrative Officer - Mr. Oklak joined the Partnership in 1986 and has served as Treasurer, Tax Manager and Controller of Development. Prior to joining the Partnership, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins Sells.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the General Partner, and persons who own more than 10% of the Limited Partner Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% Limited Partner Unitholders are required by Securities and Exchange Commission regulation to furnish the Partnership with copies of all Section 16(a) forms they file. To date, there have been no delinquencies in filing such reports.

   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 with respect to officers and directors of the General Partner will be contained in a definitive proxy statement for Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

   The Partnership had 10,988,468 Limited Partner Units which were outstanding as of the close of business on March 11, 1998.

   The following table shows, as of March 11, 1998, the number and percentage of Limited Partner Units held by each person known to the Partnership who beneficially owned more than five percent of outstanding Limited Partner Units. Except as otherwise noted, all Limited Partner Units are held with sole power to vote and sole power of disposition.

Amount and Nature         Percentage of
Beneficial Owner          of Beneficial Ownership     Limited Partner Units
----------------          -------------------------   ----------------------
Thomas L. Hefner                 2,646,060 (1)                24.08%
Darell E. Zink, Jr.              2,628,068 (1)                23.92%
Daniel C. Staton                 2,465,532 (1)                22.44%
John W. Wynne                    2,277,240 (1)                20.72%
David R. Mennel                  2,223,076 (2)                20.23%
Gary A. Burk                     2,222,332 (3)                20.22%
Edward T. Baur                   1,474,175 (4)                13.42%
Robert L. and Mary Johnson       1,422,458                    12.95%
Birch Mullins                    1,176,920 (5)                10.71%
James D. Eckhoff                 1,104,496 (6)                10.05%
DMI Partnership                  2,066,554                    18.81%
Lindbergh-Warson
 Properties, Inc.                1,095,321                     9.97%

   (1) Includes 2,066,554 Limited Partner Units owned by DMI Partnership, a partnership in which each of these individuals owns a 20.71% beneficial interest.

   (2) Includes 2,066,554 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Mennel owns a 7.50% beneficial interest.

   (3) Includes 2,066,554 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Burk owns a 7.51% beneficial interest.

   (4) Includes 1,095,321 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Baur owns a 60.395% beneficial interest.

   (5) Includes 1,095,321 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Mullins owns a 34.094% beneficial interest.

   (6) Includes 1,095,321 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Eckhoff owns a 5.512% beneficial interest.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 with respect to officers and directors of the General Partner will be contained in a definitive proxy statement for Duke Realty Investments, Inc. which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS:

       Index
       -----
       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1997 and 1996 Consolidated Statements of Operations, Years Ended December
        31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows, Years Ended December
        31, 1997, 1996 and 1995
       Consolidated Statements of Partners' Equity, Years Ended
        December 31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements

      2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Index
       -----
       Schedule III - Real Estate and Accumulated Depreciation

       EDGAR Financial Data Schedule
       -----------------------------
       Exhibit 27 - Financial Data Schedule for year ended December 31, 1997 (EDGAR filing only)

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



      KPMG PEAT MARWICK LLP
      Indianapolis, Indiana
      January 28, 1998


                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    December 31,
                                           -----------------------------

                                                1997           1996
                                              --------        -------
ASSETS
------

Real estate investments:
 Land and improvements                      $  231,614      $  140,391
 Buildings and tenant improvements           1,591,604       1,041,040
 Construction in progress                      107,242          44,060
 Investments in unconsolidated companies       106,450          79,362
 Land held for development                     139,817          65,185
                                             ---------       ---------
                                             2,176,727       1,370,038
 Accumulated depreciation                     (116,264)        (82,207)
                                             ---------       ---------
  Net real estate investments                2,060,463       1,287,831
                                             =========       =========

Cash                                            10,372           5,346
 Accounts receivable, net of allowance
  of $420 and $709                               5,932           5,255
 Accrued straight-line rent receivable,
  net of allowance of $841                      14,746          10,956
 Receivables on construction contracts          22,700          12,859
 Deferred financing costs, net of
  accumulated amortization of $9,101
  and $6,519                                    12,289          10,847
 Deferred leasing and other costs, net of
  accumulated amortization of
  $9,251 and $5,249                             34,369          21,573
 Escrow deposits and other assets               16,303           7,732
                                             ---------       ---------
                                            $2,177,174      $1,362,399
                                             =========       =========
        LIABILITIES AND PARTNERS' EQUITY
        --------------------------------

Indebtedness:
 Secured debt                               $  367,119      $  261,815
 Unsecured notes                               340,000         240,000
 Unsecured line of credit                       13,000          24,000
                                             ---------       ---------
                                               720,119         525,815

Construction payables and amounts
 due subcontractors                             40,786          23,167
Accounts payable                                 1,342           1,585
Accrued expenses:
 Accrued real estate taxes                      25,203          14,888
 Accrued interest                                6,883           4,437
 Other accrued expenses                         13,851           6,935
Other liabilities                               11,720           8,312
Tenant security deposits and prepaid rents      14,268           7,611
                                             ---------       ---------
 Total liabilities                             834,172         592,750
                                             ---------       ---------
Minority interest                                  222             380
                                             ---------       ---------
Partners' equity:
 General partner
  Common equity                              1,016,733         683,710
  Preferred equity (liquidation preference
   of $225,000)                                218,906          72,856
                                             ---------       ---------
                                             1,235,639         756,566
Limited partners' common equity                107,141          12,703
                                             ---------       ---------
 Total partners' equity                      1,342,780         769,269
                                             ---------       ---------
                                            $2,177,174      $1,362,399
                                             =========       =========

          See accompanying Notes to Consolidated Financial Statements.
                                      - 29-


                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                               Year ended December 31
                                       -------------------------------------
                                          1997           1996        1995
                                       ----------     ----------   ---------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                     $220,970     $156,392    $112,931
        Equity in earnings of
         unconsolidated companies            8,732        5,768         710
                                           -------      -------     -------
                                           229,702      162,160     113,641
                                           -------      -------     -------
      Operating expenses:
        Rental expenses                     40,375       29,669      20,922
        Real estate taxes                   20,485       14,244       9,683
        Interest expense                    40,296       32,552      22,681
        Depreciation and amortization       44,806       31,363      23,118
                                           -------      -------     -------
                                           145,962      107,828      76,404
                                           -------      -------     -------
          Earnings from rental operations   83,740       54,332      37,237
                                           -------      -------     -------

     SERVICE OPERATIONS:
      Revenues:
        Property management, maintenance
         and leasing fees                   12,799       11,496      11,138
        Construction management and
         development fees                    8,646        6,895       5,582
        Other income                           933        1,538       1,057
                                           -------      -------     -------
                                            22,378       19,929      17,777
                                           -------      -------     -------
      Operating expenses:
        Payroll                             10,761        9,176       7,611
        Maintenance                          2,009        1,526       1,344
        Office and other                     2,455        2,791       2,258
                                           -------      -------     -------
                                            15,225       13,493      11,213
                                           -------      -------     -------
          Earnings from service
           operations                        7,153        6,436       6,564
                                           -------      -------     -------
     General and administrative expenses    (7,318)      (4,053)     (3,244)
                                           -------      -------     -------
          Operating income                  83,575       56,715      40,557

     OTHER INCOME (EXPENSE):
      Interest income                        2,169        1,185       1,702
      Other expense                         (1,083)        (174)        (31)
      Earnings from property sales           1,775        4,532         283
      Minority interest in earnings
       of subsidiaries                      (1,171)        (986)       (911)
                                           -------      -------     -------
          Net income                        85,265       61,272      41,600
      Dividends on preferred units         (12,485)      (2,559)          -
                                           -------      -------     -------
      Net income available for
        common units                      $ 72,780     $ 58,713    $ 41,600
                                           =======      =======     =======
     Net income per common unit:
      Basic                               $    .98     $    .92    $    .78
                                           =======      =======     =======
      Diluted                             $    .97     $    .91    $    .77
                                           =======      =======     =======
     Weighted average number of common
      units outstanding                     74,142       63,960      53,582
                                           =======      =======     =======
     Weighted average number of common
      and dilutive potential common units   74,993       64,398      53,802
                                           =======      =======     =======

          See accompanying Notes to Consolidated Financial Statements.
                                      - 30 -






                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                   Year ended December 31,
                                           ----------------------------------
                                             1997        1996         1995
                                           -------      --------    --------
     Cash flows from operating activities:
      Net income                            $ 85,265    $ 61,272    $ 41,600
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
        Depreciation of buildings and
         tenant improvements                  39,771      27,568      20,416
        Deferred financing costs               2,545       2,132       2,138
        Amortization of deferred leasing
         and other costs                       4,170       2,871       1,783
        Minority interest in earnings          1,170         986         911
        Straight-line rent adjustment         (4,469)     (3,536)     (3,198)
        Earnings from property sales          (1,775)     (4,532)       (283)
        Construction contracts, net            7,778      (1,640)      8,722
        Other accrued revenues and
         expenses, net                        29,856      12,298       6,737
        Equity in earnings in excess of
         distributions received from
         unconsolidated companies             (5,535)     (1,949)       (189)
                                             -------     -------     -------
          NET CASH PROVIDED BY
           OPERATING ACTIVITIES              158,776      95,470      78,637
                                             -------     -------     -------
     Cash flows from investing activities:
      Rental property development costs     (195,088)   (130,300)   (128,879)
      Acquisition of real estate
       investments                          (324,203)   (182,024)    (83,047)
      Acquisition of undeveloped land and
       infrastructure costs                 (101,220)    (16,122)    (38,361)
      Recurring tenant improvements           (7,985)     (6,048)     (4,312)
      Recurring leasing costs                 (5,057)     (3,032)     (3,519)
      Recurring building improvements         (1,211)       (780)       (757)
      Other deferred leasing costs           (14,000)     (7,308)     (9,773)
      Other deferred costs and other assets   (8,585)      6,808      (6,452)
      Proceeds from property sales, net       32,560      50,844       5,281
      Distributions received from
       unconsolidated companies               60,000      12,423           -
      Net investment in and advances to
       unconsolidated companies              (32,226)     (1,470)    (19,750)
                                             -------     -------     -------
          NET CASH USED BY
           INVESTING ACTIVITIES             (597,015)   (277,009)   (289,569)
                                             -------     -------     -------

     Cash flows from financing activities:
      Contributions from general partner     467,406     203,087      96,302
      Proceeds from indebtedness             100,000     142,200     150,051
      Payments on indebtedness
       including principal amortization       (9,999)    (84,677)    (60,030)
      Borrowings (repayments) on lines of
       credit, net                           (14,000)    (11,000)     45,000
      Distributions to partners              (94,524)    (65,986)    (50,807)
      Distributions to minority interest      (1,328)       (904)     (1,032)
      Deferred financing costs                (4,290)     (1,517)     (3,297)
                                             -------     -------     -------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES              443,265     181,203     176,187
                                             -------     -------     -------
         NET INCREASE (DECREASE) IN CASH       5,026        (336)    (34,745)

     Cash and cash equivalents
      at beginning of year                     5,346       5,682      40,427
                                             -------     -------     -------
     Cash and cash equivalents
      at end of year                        $ 10,372    $  5,346    $  5,682
                                             =======     =======     =======

          See accompanying Notes to Consolidated Financial Statements.
                                     - 31 -

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)

                                      General Partner    Limited
                                 ----------------------  Partners'
                                 Common       Preferred  Common
                                 Equity       Equity     Equity        Total
                                 ---------    ---------  ---------   ----------
BALANCE AT DECEMBER 31, 1994     $  446,383          -     $    915  $  447,298

 Net income                          35,070          -        6,530      41,600

 Capital contribution from
 Duke Realty Investments, Inc.       96,433          -            -      96,433

 Acquisition of partnership
  interest for Common Stock of
  Duke Realty Investments, Inc.         796          -            -         796

 Acquisition of property in exchange
  for Limited Partner Units               -          -        4,901       4,901

 Distributions to partners
  ($.96 per Common Unit)            (42,899)         -       (7,908)    (50,807)
                                  ---------    -------      -------   ----------
BALANCE AT DECEMBER 31, 1995        535,783          -        4,438     540,221

 Net income                          51,529   $  2,559        7,184      61,272

 Capital contribution from Duke
  Realty Investments, Inc.          130,951     72,288            -     203,239

 Acquisition of partnership
  interest for Common Stock of
  Duke Realty Investments, Inc.      21,627          -            -      21,627

 Acquisition of property in
  exchange for Limited
  Partner Units                           -          -        8,896       8,896

 Distributions to preferred
  unitholders                             -     (1,991)           -      (1,991)

 Distributions to partners
  ($1.00 per Common Unit)           (56,180)         -       (7,815)    (63,995)
                                  ---------   --------      -------   ---------
BALANCE AT DECEMBER 31, 1996        683,710     72,856       12,703     769,269

 Net income                          65,206     12,485        7,574      85,265

 Capital contribution from Duke
  Realty Investments, Inc.          321,554    146,050            -     467,604

 Acquisition of partnership
  interest for Common Stock of
  Duke Realty Investments, Inc.      19,446          -            -      19,446

 Acquisition of property in
  exchange for Limited Partner
  Units                                   -          -       95,720      95,720

 Distributions to preferred
  unitholders                             -    (12,485)           -     (12,485)

 Distributions to partners
  ($1.10 per Common Unit)           (73,183)         -       (8,856)    (82,039)
                                  ---------    -------      -------   ---------
BALANCE AT DECEMBER 31, 1997     $1,016,733   $218,906      $107,141 $1,342,780
                                  =========    =======       =======  =========
Common Units outstanding at
 December 31, 1997                   76,065                   10,989     87,054
                                  =========                  =======  =========
Common Units outstanding at
 December 31, 1996                   58,972                    7,392     66,364
                                  =========                  =======  =========
Common Units outstanding at
 December 31, 1995                   48,304                    8,302     56,606
                                  =========                  =======  =========

          See accompanying Notes to Consolidated Financial Statements.
                                     - 32 -

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (1)  THE PARTNERSHIP
        -----------------
      Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest ("General Partner Units") in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units") (together with the General Partner Units, the ("Common Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

      The Partnership owns and operates a portfolio of industrial, office and retail properties in the Midwest and provides real estate services to third-party property owners. The Partnership's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland and Columbus, Ohio; St. Louis, Missouri, Minneapolis, Minnesota and Nashville, Tennessee.

      The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations.

 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------
      PRINCIPLES OF CONSOLIDATION
      --------------------------
      The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      RECLASSIFICATIONS
      -----------------
      Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation.
                                     - 33 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       STOCK SPLIT
       -----------
       All common units and per unit amounts have been adjusted to reflect the General Partner's two-for-one stock split effected in August 1997.

       SEGMENT OPERATIONS
       ------------------
       The Partnership is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing various of real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no material intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, construction receivables and other assets as of December 31, 1997 and 1996 were $37.4 million and $20.7 million, respectively. Capital expenditures related to Service Operations were $4.8 million, $2.0 million and $1.5 million for the years ended December 31, 1997, 1996, and 1995, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

       REAL ESTATE INVESTMENTS
       -----------------------
       Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the acquisition, development, construction or expansion of real estate investments are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.

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

       CASH EQUIVALENTS
       ----------------
       Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       DEFERRED COSTS
       --------------
       Costs incurred in connection with obtaining financing are amortized on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate projects owned by the Partnership are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

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

       NET INCOME PER COMMON UNIT
       -------------------------
       Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing net income available for common units by the sum of the weighted average number of common units and dilutive potential common units for the period.

       The following table reconciles the components of basic and diluted net income per unit:

                                         1997       1996     1995
                                        -----      -----    -----
         Basic and diluted net
          income available for
           Common Units                $72,780    $58,713  $41,600
                                        ======     ======   ======
         Weighted average partnership
           units outstanding            74,142     63,960   53,582
         Dilutive units for long-term
           compensation plans              851        438      220
                                        ------     ------   ------
         Weighted average number
           of common units and
           dilutive potential common
           units                        74,993     64,398   53,802
                                        ======     ======   ======

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       FEDERAL INCOME TAXES
       --------------------
       As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------
       The fair values of the Partnership's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgage debt, unsecured notes payable, lines of credit and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

       USE OF ESTIMATES
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

       DERIVATIVE FINANCIAL INSTRUMENTS
       -------------------------------
       The Partnership may enter into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has designated these derivative financial instruments as hedges and applies deferral accounting as the instrument to be hedged exposes the Partnership to interest rate risk and the derivative financial instrument reduces that exposure.

       Gains and losses related to the derivative financial instrument are deferred and amortized to interest expense over the term of the hedged instrument.

  (3)   RELATED PARTY TRANSACTIONS
       --------------------------
       The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $3.3 million, $3.2 million and $2.8 million for such services in 1997, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.
                                    -    36 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


   (4)  ACQUISITIONS OF REAL ESTATE INVESTMENTS
       ---------------------------------------
       In October 1997, the Partnership acquired a 982,000 square foot suburban office and industrial portfolio and undeveloped land from an independent real estate developer and operator in St. Louis, Missouri. The purchase price of this portfolio was approximately $147.7 million which included the assumption of $77.8 million of mortgage debt, the issuance of $40.8 million of Limited Partner Units, the assumption of approximately $1.2 million of accrued taxes and other liabilities, and $27.9 million of cash.

       Also in October 1997, the Partnership acquired a 3.2 million square foot industrial and suburban office portfolio from an independent real estate developer and operator in Minneapolis, Minnesota. The purchase price of this portfolio was approximately $144.7 million which included the assumption of $93.1 million of mortgage debt, the issuance of $48.5 million of Limited Partner Units, the assumption of approximately $1.8 million of accrued taxes and other liabilities, and $1.3 million of cash.

   (5) INVESTMENTS IN UNCONSOLIDATED COMPANIES
       ---------------------------------------
       The Partnership has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Partnership does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Partnership.

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

       On December 28, 1995, the Partnership formed a joint venture (Dugan Realty LLC) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Partnership contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development at an agreed value of $50.8 million, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Partnership's recorded investment

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land and cash contributed. The Partnership's joint venture partner contributed cash of $67.5 million for its 49.9% interest in the venture. The cash contributed by the Partnership and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of the acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Partnership's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition. The Partnership completed the development of 1.1 million square feet of property in 1996 and contributed these properties to the joint venture at an agreed value of $24.9 million. The Partnership recorded its investment in the joint venture related to this additional contribution at its carrying value of $20.5 million. The joint venture partner contributed cash of $12.4 million to the venture, which equaled 49.9% of the agreed value of the properties contributed. The cash was distributed to the Partnership and reduced its recorded investment in the venture. During 1997, the Partnership contributed an additional six buildings totaling two million square feet with an agreed value of $60.8 million and received a cash distribution of $60 million from the proceeds of a mortgage loan received in May of 1997. The joint venture partner contributed $753,000 of cash to the venture to maintain proportionate ownership interest. The Partnership accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions, and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

       In May 1997, the Partnership formed a joint venture (Dugan/Office, LLC) with an institutional real estate investor, to which each venture partner contributed $32.2 million in cash for a 50% ownership interest. Simultaneously, the contributed cash was used to purchase office property consisting of approximately 345,000 square feet and 17 acres of undeveloped land.

       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                              1997       1996
                                            -------    -------
        Land, buildings and tenant
         improvements, net                   $322,799   $181,337
        Land held for development              14,261      7,975
        Other assets                           10,707      7,874
                                              -------    -------
                                             $347,767   $197,186
                                              =======    =======

        Property indebtedness                $ 94,982   $ 25,285
        Other liabilities                      12,866      6,457
                                              -------    -------
                                              107,848     31,742
        Owners' equity                        239,919    165,444
                                              =======    =======
                                             $347,767   $197,186
                                              =======    =======


                                           1997       1996       1995
                                           -----     -----      -----
        Rental income                      $29,709   $21,880    $3,398
                                            ======    ======     =====
        Net income                         $12,481   $ 9,761    $  363
                                            ======    ======     =====

                                      - 38 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       Investments in unconsolidated companies include $6.1 million at December 31, 1997 and 1996 related to joint ventures accounted for on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $947,000, $735,000 and $521,000 in 1997, 1996 and 1995, respectively.

 (6)  Indebtedness
      ---------------

      Indebtedness at December 31 consists of the following (in thousands):

                                                         1997      1996
                                                         ----      ----
        Mortgage note with monthly payments of $668
        including principal and interest at 8.50%
        due in 2003                                   $  75,882    $ 77,381

        Mortgage note with monthly payments  of
        interest of $436 through  August 1997.
        Thereafter, monthly payments of $471
        including principal and interest at 8.72%
        due in  2001                                     59,824      60,000

        Mortgage note with monthly payments at
        30-day LIBOR + .75% with monthly principal
        payments ranging from $63 to $165 due in 1999    31,950      32,700

        Mortgage note with monthly payments of
        interest at 7.25% due in 1998                    25,500      25,500

        Mortgage note with monthly payments of
        interest at LIBOR + .80% due in 2000             20,000           -

        Mortgage note with monthly payments of
        $165 including principal and interest
        at 8.19% due in 2017                             19,097      19,500

        Mortgage note with monthly payments of
        $104 including principal and interest
        at 6.80% due in 1998                             15,214      15,423

        Mortgage notes with monthly payments
        in varying amounts including interest at
        rates ranging from 4.89% to 10.25% due
        in varying amounts through 2017                  30,424      21,311

        Mortgage notes from the same lender with
        monthly payments in varying amounts
        including interest at rates ranging from
        7.87% to 8.70% due in varying amounts
        through 2012                                     49,534          -

        Mortgage notes from the same lender with
        monthly payments in varying amounts including
        interest at rates ranging from 7.63% to 7.96%
        due in varying amounts through 2012              32,694          -

        Demand secured line of credit with monthly
        payments of interest at 30-day LIBOR + .65%       7,000     10,000
                                                        -------    -------
          Total secured debt                            367,119    261,815
                                                        -------    -------
        Unsecured notes with semi-annual payments of
        interest at 7.28% due in 2000                    40,000     40,000

        Unsecured notes with semi-annual payments of
        interest at 7.25% (effective rate of 7.33%)
        due in 2002                                      50,000     50,000

        Unsecured  notes with semi-annual payments
        of interest at 7.14% due in 2004                 50,000     50,000

        Unsecured notes with semi-annual payments of
        interest  at 7.37% (effective rate of 7.52%)
        due in 2005                                     100,000    100,000

        Unsecured notes with semi-annual payments
        of interest at 6.95% (effective rate of 7.35%)
        due 2004                                        100,000          -

        Unsecured line of credit with monthly
        payments of interest at 30-day LIBOR + .80%
        due in 2001                                      13,000     24,000
                                                        -------    -------
       Total unsecured debt                             353,000    264,000
                                                        -------    -------
         Total indebtedness                            $720,119   $525,815
                                                        =======    =======

                                     - 39 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     As of December 31, 1997, the $367.1 million of secured debt is collateralized by rental properties with a net carrying value of $641.9 million.

     In April 1995, the Partnership obtained an unsecured line of credit in the aggregate amount of $100 million which required interest at 30-day LIBOR plus 2.00% (effective rate of 7.69% as of December 31,
     1995). In 1996, the Partnership increased the amount available under the line to $150 million and reduced the borrowing rate to LIBOR plus 1.25% (effective rate of 6.75% as of December 31, 1996). In 1997, the Partnership increased the amount available under the line to $200 million and reduced the borrowing rate to LIBOR plus .80% (effective rate of 6.74% as of December 31, 1997). The unsecured line of credit matures in April 2001.

     The Partnership has an interest rate swap agreement (the "Agreement") on $33.0 million of the Partnership's outstanding mortgage debt to effectively fix the interest rate on a portion of its floating rate debt. Under the Agreement, the Partnership pays or receives the difference between a fixed rate of 5.19% and a floating rate of 30-day LIBOR plus 75% based on the notional principal amount of $33.0 million. The amount paid or received under the Agreement is included in interest expense on a monthly basis. The Agreement matures along with the related mortgage loan in December 1999. The Agreement will stay in place until maturity unless the 30-day LIBOR rate on the date of monthly repricing exceeds 6.25% which will cause a termination of the Agreement. The 30-day LIBOR rate at December 31, 1997 was 5.94%. The estimated fair value of the Agreement at December 31, 1997 was $428,000. The fair value was estimated by discounting the expected cash flows to be received under the Agreement using rates currently available for interest rate swaps of similar terms and maturities.

     The Partnership has a $75.0 million ("Notional Principal") forward Treasury Lock Agreement (the "Treasury Lock") which is intended to fix the effective interest rate of future financings by the Partnership. Under the Treasury Lock, the Partnership will pay or receive the difference between a fixed rate of 5.86% and the ten year treasury rate as of February 26, 1998 (the "Determination Date"). The ten year treasury rate at December 31, 1997 was 5.74%. The estimated fair value of the Treasury Lock at December 31, 1997 was ($672,000). The fair value was estimated by multiplying the $75.0 million Notional Principal times the present value of the December 31, 1997 rate difference based upon semi-annual corresponding periods over a ten year term.

     At December 31, 1997, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year              Amount
                           ----              ------
                           1998            $ 54,509
                           1999              36,330
                           2000              71,112
                           2001              93,486
                           2002              56,433
                           Thereafter       408,249
                                            -------
                                           $720,119
                                            =======

     Cash paid for interest in 1997, 1996, and 1995 was $41.9 million, $35.5 million, and $22.1 million, respectively. Total interest capitalized in 1997, 1996 and 1995 was $6.0 million, $5.5 million and $4.2 million, respectively.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

 (7)  LEASING ACTIVITY
     -----------------
     Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 1997 are scheduled as follows (in thousands):

                               Year        Amount
                               -----     ---------
                               1998     $  236,190
                               1999        219,555
                               2000        190,997
                               2001        162,266
                               2002        131,676
                              There-
                              after        582,769
                                         ---------
                                        $1,523,453
                                         =========

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $33.8 million, $19.7 million, and $12.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  (8)  EMPLOYEE BENEFIT PLANS
     ------------------------
     The Partnership maintains a 401(k) plan for the benefit of its full-time employees. The Partnership matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $882,000, $328,000 and $245,000 for the years ended 1997, 1996 and 1995, respectively.

     The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $1,245,000, $1,193,000 and $882,000 for 1997, 1996 and 1995, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

  (9) PARTNERS' EQUITY
     -----------------
     The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to the Partnership in exchange for additional Common or Preferred units. A summary of the public equity issuances by the General Partner during the three-year period ended December 31, 1997 is as follows (in thousands, except per share price):

                                             Offering Price
                             Shares Issued     Per Share      Net Proceeds
                            --------------   --------------   ------------
       Common Stock
       ------------
       1995 Offering         7,456            $ 13.69         $  96,273
       1996 Offering         8,800              15.06           125,251
       1997 Offering         3,000              20.00            56,725
       1997 Offering        10,542              21.44           214,004
       1997 Offering           926              21.50            18,894
       1997 Offering           449              22.25             9,525

       Preferred Stock
       ---------------
       1996  9.10%
         Dividend Rate         300            $250.00         $  72,288
       1997  7.99%
         Dividend Rate         300             500.00           146,050

                                     - 41 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     During the three years ended December 31, 1997, the General Partner acquired a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest was recorded under the purchase method with assets acquired reflected at the fair market value of the General Partner's common stock on the date of acquisition. The following acquisition amounts were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values (in thousands):

                               Common          Minority
                               Shares          Interest
                               Issued          Acquired
                               -------         --------
                   1995            56           $   796
                   1996         1,506            21,627
                   1997           971            19,446

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

     In July 1997, the General Partner issued 300,000 shares of 7.99% Series B Cumulative Step-Up Premium Rate Preferred Shares receiving net proceeds of approximately $146.1 million, which were contributed to the Partnership in exchange for a like number of Preferred Units. On or after September 30, 2007, the Series B Preferred Units may be redeemed for cash at the option of the General Partner, in whole or in part at a redemption price of $500.00 per unit plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series B Preferred Units (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital units of the Partnership, which may include other classes or series of preferred units. The Series B Preferred Units have no stated maturity, are not subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the General Partner. Distributions on the Series B Preferred Units are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September, and December of each year, commencing on September 30, 1997, at the rate of 7.99% of the liquidation preference per annum (equivalent to $39.95 per annum per share) through September 30, 2012 and at a rate of 9.99% of the liquidation preference per annum (equivalent to $49.95 per annum per share) thereafter.
                                     - 42 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

(10) STOCK BASED COMPENSATION
     -----------------------
     The Partnership has four stock-based compensation plans, which are described below. The Partnership applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The Partnership charges compensation costs against its income for its two performance based stock plans. If compensation cost for the Partnership's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Partnership's net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                             1997     1996     1995
                                           ----       ----     ----
          Net income         As reported   $72,780    $58,713  $41,600
                             Pro forma      72,606     58,564   41,544

          Basic net income   As reported       .98        .92      .78
            per Common Unit  Pro forma         .98        .92      .78

          Diluted net income As reported       .97        .91      .77
            per Common Unit  Pro forma         .97        .91      .77

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     FIXED STOCK OPTION PLANS
     ------------------------
     The Partnership has two fixed stock option plans, the Duke Realty Services 1993 Stock Option Plan (the "1993 Plan") and the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (the "1993" Plan). Under the 1995 Plan, the Partnership is authorized to grant options to its employees for up to 1,116,800 shares of the General Partner's common stock, as well as up to an additional 800,000 shares to the extent grants under the 1993 Plan lapse, are forfeited or are otherwise terminated. The 1995 Plan was adopted in 1995, subject to shareholder approval, which approval was received in 1996. Under the 1993 Plan, the Partnership was authorized to grant options to its employees for up to 2,630,000 shares of the General Partner's common stock, of which 1,178,700 are outstanding as of December 31, 1997. No further grants are permitted under the 1993 Plan.

     Under both plans, the exercise price of each option equals the market price of the General Partner's stock on the date of grant, and each option's maximum term is ten years. Options granted under both plans vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the General Partner.

     The fair value of each option for all grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 5.8% for 1997 grants and 6.0% for 1996 and 1995 grants; expected volatility of 19% for all grants; weighted average risk-free interest rates of 6.4%, 5.6% and 6.8% for 1997, 1996 and 1995 grants, respectively; and weighted average expected lives of 6.5 years, 7.9 years, 7.8 years for 1997, 1996 and 1995 grants, respectively.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     A summary of the status of the Partnership's two fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is as follows:

                           1997                   1996                1995
                   ---------------------  --------------------  ----------------
                                Weighted              Weighted          Weighted
                                Average               Average           Average
                                Exercise              Exercise          Exercise
                    Shares      Price     Shares      Price    Shares   Price
                   -------      --------  -------     -------- ------   --------
Outstanding,
 beginning
 of year           1,947,642   $12.89     1,732,138   $12.48   1,363,000  $11.87
Granted              346,008    20.09       246,914    16.06     450,938   14.21
Exercised          (319,169)    11.98          (200)   12.94      (2,000)  11.87
Forfeited           (47,101)    15.74       (31,210)   15.34     (79,800)  11.94
                   ---------              ---------            ---------
Outstanding,
 end of year      1,927,380     14.26     1,947,642    12.89   1,732,138  12.48
                  =========               =========            =========
Options
 exercisable,
 end of year        927,312                 864,657              524,400
                  =========               =========            =========
Weighted-average
 fair value of
 options granted
 during the year             $  2.81                 $ 1.96             $  2.06
                              ======                  =====              ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                      Options Outstanding               Options Exercisable
               ------------------------------------   --------------------------
                             Weighted
               Number        Average       Weighted                   Weighted
Range          Outstanding   Remaining     Average    Number          Average
of Exercise    at            Contractual   Exercise   Exercisable     Exercise
Prices         12/31/97      Life          Price      at 12/31/97     Price
-------------  ---------     -----------   --------   -----------     ---------
$11.00-$12.00    967,500         5.76       $11.87       723,100        $11.87
$12.00-$17.00    625,698         7.67        14.83       204,212         14.54
$18.00-$23.00    330,682         9.23        20.08             0           N/A
$23.00-$25.00      3,500         9.84        23.06             0           N/A
-------------  ---------                                 -------
$11.00-$25.00  1,927,380         6.98        14.26       927,312         12.46
               =========                                 =======

     Performance Based Stock Plans
     -----------------------------
     The Partnership has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in company stock. A maximum of 200,000 shares of the General Partner's stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the General Partner's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield." Dividend yield is the annualized dividend per share divided by the market price per share of the General Partner's common stock at the date of grant. DIUs are subject to the same vesting schedule as stock options issued under the 1995 Plan. The compensation cost that has been charged against income for the DIU Plan was $1,474,000, $152,000 and $30,000 for 1997, 1996 and 1995, respectively. A summary of the status of DIUs granted by the Partnership is as follows:

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                   1997       1996        1995
                                  -----      -----       -----
         DIUs outstanding,
          beginning of year     445,282    220,938           -
         Granted                346,008    246,914     220,938
         Forfeited              (34,101)   (22,570)          -
                                -------    -------     -------
         DIUs outstanding,
          end of year           757,189    445,282     220,938
                                =======    =======     =======
         DIUs exercisable,
          end of year           126,681          -           -
                                =======    =======     =======

     Under the 1995 Shareholder Value Plan (the "SV Plan"), the Partnership may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the General Partner, and one-half is payable in cash. A maximum of 200,000 shares of the General Partner's stock may be issued under the SV Plan.

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

     The following table summarizes information about the initial amount of SV Plan awards granted in 1997, 1996 and 1995:

                                         1997     1996       1995
                                       ------    -----      -----
       Amount of SVP initial awards,
        beginning of year          $  925,578    $456,080   $      -
       Granted                        616,900     521,165    456,080
       Forfeited                     (177,750)    (51,667)         -
                                    ---------     -------    -------
       Amount of SVP initial
        awards, end of year        $1,364,728    $925,578   $456,080
                                    =========     =======    =======

     The Partnership believes that it is not possible to reasonably estimate the fair value of the General Partner's common stock to be issued under the DIU and SV Plans and, therefore, computes compensation cost for the Plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for the SV Plan was $1,041,000, $361,000 and $152,000 for 1997, 1996 and 1995, respectively.

     3.  EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
     --------                           -----------

     4.1  Amended and Restated Agreement of Limited Partnership of Duke
          Realty Limited Partnership (the "Operating Partnership") is incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement")

     4.2 Indenture between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee, and the First Supplement thereto, are incorporated herein by reference to Exhibits 4.1 and
          4.2 to the report of the Registrant on Form 8-K filed September 19, 1995 and the Second Supplement thereto, is incorporated herein by reference to Exhibit 4 to the report of the Registrant on Form 8-K filed July 12, 1996.

     4.3  First and Second Amendments to Amended and Restated
          Agreement of Limited Partnership of the Operating Partnership are incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995, and the Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership is incorporated herein by reference to Exhibit 10 to the Report of the Registrant on Form 8-K filed August 15, 1996.

     4.4 Fourth Amendment dated July 11, 1997 to Amended and Restated Agreement of Limited Partnership of the Registrant.

     10.1 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services
          Partnership") are incorporated herein by reference to Exhibit 10.4 of the Duke Realty Investments, Inc. ("DRE) 1997 Form 10-K.

     10.2 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.
                                     - 46 -

     10.3 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

     10.4 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to
          Exhibit 10.5 to the 1993 Registration Statement.

     10.5 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

     10.6 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to DRLP is incorporated herein by reference to Exhibit 10.7 to the 1993 Registration Statement.

     10.7 Contribution Agreement for certian assets and contracts contributed by Duke Associates to Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993 Registration Statement.

     10.8 Contribution Agreement for certain contracts contributed by Duke Associates to DRLP is incorporated herein by reference to Exhibit
          10.9 to the 1993 Registration Statement.

     10.9 Stock Purchase Agreement is incorporated herein by reference to
          Exhibit 10.10 to the 1993 Registratiion Statement.

    10.10 Indemnification Agreement is incorporated herein by reference to
          Exhibit 10.11 to the 1993 Registration Statement.

    10.11 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on DRE Form 10-K for the year ended December 31, 1995.

    10.11 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on DRE Form 10-K for the year ended December 31, 1995.

    10.12 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 to the Annual Report on DRE Form 10-K for the year ended December 31, 1995.

     21.  List of Subsidiaries of Registrant.

     23.  Consent of KPMG Peat Marwick, LLP.

     24.  Executed powers of attorney of certain directors.

     27.  Financial Data Schedule

     99.1 Selected Quarterly Financial Information

     The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1998 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K

     None
                                     - 47 -

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

                                                      BUILDING       ENCUMBER-
LOCATION / DEVELOPMENT               BUILDING         TYPE           ANCES
----------------------              ---------         --------       ---------

INDIANAPOLIS, INDIANA
---------------------
PARK 100 BUSINESS PARK              BUILDING #32           RETAIL            -
PARK 100 BUSINESS PARK              BUILDING #34           OFFICE            -
PARK 100 BUSINESS PARK              BUILDING #38       INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #79       INDUSTRIAL        1,075
PARK 100 BUSINESS PARK              BUILDING #80       INDUSTRIAL        1,320
PARK 100 BUSINESS PARK              BUILDING #83       INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #84       INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #95       INDUSTRIAL        3,187
PARK 100 BUSINESS PARK              BUILDING #96       INDUSTRIAL        8,222
PARK 100 BUSINESS PARK              BUILDING #97       INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #98       INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #100      INDUSTRIAL        1,554
PARK 100 BUSINESS PARK              BUILDING #107      INDUSTRIAL        1,560
PARK 100 BUSINESS PARK              BUILDING #109      INDUSTRIAL        1,059
PARK 100 BUSINESS PARK              BUILDING #116          OFFICE            -
PARK 100 BUSINESS PARK              BUILDING #118          OFFICE        1,215
PARK 100 BUSINESS PARK              BUILDING #119          OFFICE            -
PARK 100 BUSINESS PARK              BUILDING #121          RETAIL            -
PARK 100 BUSINESS PARK              BUILDING #122      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #125      INDUSTRIAL        3,627
PARK 100 BUSINESS PARK              BUILDING #126      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #127      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #128      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #129      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #130      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #131      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #132      INDUSTRIAL            -
PARK 100 BUSINESS PARK              BUILDING #133      INDUSTRIAL            -
GEORGETOWN ROAD                     BUILDING 1         INDUSTRIAL            -
GEORGETOWN ROAD                     BUILDING 2         INDUSTRIAL            -
GEORGETOWN ROAD                     BUILDING 3         INDUSTRIAL            -
PARK 100 BUSINESS PARK              UPS LAND LEASE     LAND LEASE            -
PARK 100 BUSINESS PARK              NORGATE LAND LEASE LAND LEASE            -
PARK 100 BUSINESS PARK              KENNY ROGERS LAND
                                     LEASE             LAND LEASE            -
PARK 100 BUSINESS PARK              SCHAHET HOTELS LAND
                                     LEASE             LAND LEASE            -
PARK 100 BUSINESS PARK              NORCO LAND LEASE   LAND LEASE            -
PARK 100 BUSINESS PARK              ZOLLMAN LAND LEASE LAND LEASE            -
SHADELAND STATION                   7351 SHADELAND         OFFICE            -
SHADELAND STATION                   BUILDING #204/205  INDUSTRIAL        1,796
SHADELAND STATION                   7240 SHADELAND         OFFICE        2,578
SHADELAND STATION                   7330 SHADELAND         OFFICE        2,245
SHADELAND STATION                   7369 SHADELAND         OFFICE            -
SHADELAND STATION                   7340 SHADELAND         OFFICE        1,401
SHADELAND STATION                   7400 SHADELAND         OFFICE        1,956
CASTLETON CORNER                    CUB PLAZA              RETAIL            -
CASTLETON SHOPPING CENTER           MICHAEL'S PLAZA        RETAIL        2,360
SOUTH PARK, INDIANA                 BUILDING #1            OFFICE        1,506
SOUTH PARK, INDIANA                 BUILDING #2        INDUSTRIAL        2,138
SOUTH PARK, INDIANA                 BUILDING #3            OFFICE        1,015
SOUTH PARK, INDIANA                 BRYLANE PARKING
                                     LOT LEASE             OFFICE            -
GREENWOOD CORNER                    GREENWOOD CORNER       RETAIL            -
GREENWOOD CORNER                    1st INDIANA BANK
                                     BRANCH                RETAIL          252
ST. FRANCIS                         ST. FRANCIS            MEDICAL           -
COMMUNITY MOB                       COMMUNITY MOB          MEDICAL           -
HILLSDALE TECHNECENTER              BUILDING #4         INDUSTRIAL       2,588
HILLSDALE TECHNECENTER              BUILDING #5         INDUSTRIAL       1,704
HILLSDALE TECHNECENTER              BUILDING #6         INDUSTRIAL       2,094
KEYSTONE AT THE CROSSING            8465 KEYSTONE           OFFICE           -
WOODFIELD AT THE CROSSING           WOODFIELD II            OFFICE           -
WOODFIELD AT THE CROSSING           WOODFIELD III           OFFICE           -
KEYSTONE AT THE CROSSING            8555 KATC               OFFICE           -
KEYSTONE AT THE CROSSING            3520 COMMERCE CRSG      OFFICE           -
ONE PARKWOOD                        ONE PARKWOOD            OFFICE           -
TWO PARKWOOD                        TWO PARKWOOD            OFFICE           -
THREE PARKWOOD                      THREE PARKWOOD          OFFICE           -
PALOMAR                             PALOMAR             INDUSTRIAL           -
FRANKLIN ROAD BUSINESS CTR.         FRANKLIN ROAD
                                     BUSINESS CTR.      INDUSTRIAL           -
NAMPAC BUILDING                     NAMPAC BUILDING     INDUSTRIAL           -
HAMILTON CROSSING                   BUILDING #1         INDUSTRIAL           -
HAMILTON CROSSING                   BUILDING #2         INDUSTRIAL           -
KEYSTONE AT THE CROSSING            F.C. TUCKER BLDG.       OFFICE           -
PARK FLETCHER                       BUILDING #14        INDUSTRIAL           -
                                    -    48 -

6060 GUION ROAD (VANSTAR)           6060 GUION ROAD
                                     (VANSTAR)          INDUSTRIAL           -
NORTH AIRPORT PARK                  BUILDING #2         INDUSTRIAL           -
4750 KENTUCKY AVENUE                4750 KENTUCKY AVE.  INDUSTRIAL           -
4316 WEST MINNESOTA                 4316 W. MINNESOTA   INDUSTRIAL           -

FORT WAYNE, INDIANA
------------------

COLDWATER CROSSING                  COLDWATER SHOPPES       RETAIL      10,740

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER                 AMERICAN AIR FILTER INDUSTRIAL           -
PURITY WHOLESALE                    PURITY WHOLESALE    INDUSTRIAL           -
PAMIDA                              PAMIDA              INDUSTRIAL           -

NASHVILLE, TENNESSEE
-------------------

KEEBLER BUILDING                    KEEBLER BUILDING    INDUSTRIAL           -
HAYWOOD OAKS TECHNECENTER           BUILDING #2         INDUSTRIAL       1,055
HAYWOOD OAKS TECHNECENTER           BUILDING #3         INDUSTRIAL       1,011
HAYWOOD OAKS TECHNECENTER           BUILDING #4         INDUSTRIAL       1,175
HAYWOOD OAKS TECHNECENTER           BUILDING #5         INDUSTRIAL       1,765
HAYWOOD OAKS TECHNECENTER           BUILDING #6         INDUSTRIAL           -
HAYWOOD OAKS TECHNECENTER           BUILDING #7         INDUSTRIAL           -
HAYWOOD OAKS TECHNECENTER           BUILDING #8         INDUSTRIAL           -
GREENBRIAR BUSINESS PARK            GREENBRIAR          INDUSTRIAL           -

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY                 CR SERVICES         INDUSTRIAL       2,866
SOUTHPARK, KENTUCKY                 BUILDING #1         INDUSTRIAL       -
SOUTHPARK, KENTUCKY                 BUILDING #3         INDUSTRIAL       -
SOUTHPARK, KENTUCKY                 REDKEN              INDUSTRIAL       2,257

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE                     EMPIRE COMMERCE     INDUSTRIAL           -
SOFA EXPRESS                        SOFA EXPRESS            RETAIL           -

CINCINNATI, OHIO
---------------

PARK 50 TECHNECENTER                BUILDING #17            OFFICE           -
PARK 50 TECHNECENTER                BUILDING #20        INDUSTRIAL       3,903
PARK 50 TECHNECENTER                BUILDING #25        INDUSTRIAL           -
PARK 50 TECHNECENTER                SDRC BUILDING           OFFICE           -
FIDELITY DRIVE                      DUN & BRADSTREET        OFFICE       1,633
WORLD PARK                          BUILDING #5         INDUSTRIAL       2,144
WORLD PARK                          BUILDING #6         INDUSTRIAL       2,158
WORLD PARK                          BUILDING #7         INDUSTRIAL       2,600
WORLD PARK                          BUILDING #8         INDUSTRIAL       2,842
WORLD PARK                          BUILDING #9         INDUSTRIAL       1,656
WORLD PARK                          BUILDING #11        INDUSTRIAL       2,533
WORLD PARK                          BUILDING #14        INDUSTRIAL       1,928
WORLD PARK                          BUILDING #15        INDUSTRIAL           -
WORLD PARK                          BUILDING #16        INDUSTRIAL       1,539
WORLD PARK                          BUILDING #18
                                     (BEIERSDORF)       INDUSTRIAL           -
EASTGATE PLAZA                      EASTGATE PLAZA          RETAIL           -
FAIRFIELD BUSINESS CENTER           BUILDING D          INDUSTRIAL           -
FAIRFIELD BUSINESS CENTER           BUILDING E          INDUSTRIAL           -
UNIVERSITY MOVING                   UNIVERSITY MOVING   INDUSTRIAL           -
TRI-COUNTY OFFICE PARK              BUILDINGS #1 - #4       OFFICE           -
GOVERNOR'S PLAZA                    GOVERNOR'S PLAZA        RETAIL           -
GOVERNOR'S PLAZA                    KING'S MALL II          RETAIL           -
GOVERNOR'S PLAZA                    KOHLS                   RETAIL           -
SOFA EXPRESS                        SOFA EXPRESS            RETAIL           -


OFFICE MAX                          OFFICE MAX              RETAIL           -
312 ELM BUILDING                    312 ELM                 OFFICE      31,950
311 ELM STREET                      ZUSSMAN                 OFFICE           -
ENTERPRISE BUSINESS PARK            BUILDING 1          INDUSTRIAL       4,071
ENTERPRISE BUSINESS PARK            BUILDING 2          INDUSTRIAL       2,995
ENTERPRISE BUSINESS PARK            BUILDING A          INDUSTRIAL         433
ENTERPRISE BUSINESS PARK            BUILDING B          INDUSTRIAL         668
ENTERPRISE BUSINESS PARK            BUILDING D          INDUSTRIAL       1,316
312 PLUM STREET                     S & L DATA              OFFICE           -
TRIANGLE OFFICE PARK                BUILDINGS #1 - #38      OFFICE       4,865
GOVERNOR'S HILL                     8790 GOVERNOR'S HILL    OFFICE           -
GOVERNOR'S HILL                     8700 GOVERNOR'S HILL    OFFICE           -
GOVERNOR'S HILL                     8800 GOVERNOR'S HILL    OFFICE       1,558
GOVERNOR'S HILL                     8600 GOVERNOR'S HILL    OFFICE      15,214
GOVERNOR'S POINTE                   4770 GOVERNOR'S PTE.    OFFICE       4,441
GOVERNOR'S POINTE                   4700 BUILDING       INDUSTRIAL       3,363
GOVERNOR'S POINTE                   4900 BUILDING       INDUSTRIAL       2,744
GOVERNOR'S POINTE                   4705 GOVERNOR'S PTE.    OFFICE           -
GOVERNOR'S POINTE                   4800 GOVERNOR'S PTE.    OFFICE           -
GOVERNOR'S POINTE                   LOWES                   RETAIL           -
GOVERNOR'S POINTE                   ANTHEM PRESCRIPTION
                                     MGMT.                  OFFICE           -
GOVERNOR'S POINTE                   4660 GOVERNOR'S PTE.    OFFICE           -
BIGG'S SUPERCENTER                  BIGG'S SUPERCENTER      RETAIL           -
GOVERNOR'S POINTE                   4605 GOVERNOR'S PTE.    OFFICE      10,442
MONTGOMERY CROSSING                 STEINBERG'S             RETAIL           -
MONTGOMERY CROSSING II              SPORTS UNLIMITED        RETAIL       2,601
GOVERNOR'S PLAZA                    KING'S AUTO MALL I      RETAIL       3,050
MOSTELLER DIST. CENTER              MOSTELLER DIST.
                                     CENTER             INDUSTRIAL           -
MOSTELLER DIST. CENTER              MOSTELLER DIST.
                                     CENTER II          INDUSTRIAL           -
FRANCISCAN HEALTH                   FRANCISCAN HEALTH      MEDICAL           -
PERIMETER PARK                      BUILDING A          INDUSTRIAL           -
PERIMETER PARK                      BUILDING B          INDUSTRIAL           -
CREEK ROAD                          BUILDING 1          INDUSTRIAL           -
CREEK ROAD                          BUILDING 2          INDUSTRIAL           -
WEST LAKE CENTER                    WEST LAKE CENTER        OFFICE           -
EXECUTIVE PLAZA I                   EXECUTIVE PLAZA I       OFFICE           -
EXECUTIVE PLAZA II                  EXECUTIVE PLAZA II      OFFICE           -
LAKE FOREST PLACE                   LAKE FOREST PLACE       OFFICE           -
HUNTINGTON BANK                     HUNTINGTON BANK         OFFICE           -
OHIO NATIONAL                       OHIO NATIONAL           OFFICE      19,097
CORNELL COMMERCE                    CORNELL COMMERCE    INDUSTRIAL           -
ONE ASHVIEW PLACE                   ONE ASHVIEW PLACE       OFFICE           -
REMINGTON PARK                      BLDG A                  OFFICE           -
REMINGTON PARK                      BLDG B                  OFFICE           -
BLUE ASH OFFICE CTR VI              BLUE ASH OFFICE CTR VI  OFFICE           -
SKYPORT BUSINESS PARK               SKYPORT BUILDING 1  INDUSTRIAL           -
APPLEBEES                           APPLEBEES           LAND LEASE           -
7910 KENTUCKY DRIVE                 7910 KENTUCKY DRIVE INDUSTRIAL           -
7920 KENTUCKY DRIVE                 7920 KENTUCKY DRIVE INDUSTRIAL           -
KENWOOD EXEC. CENTER                KENWOOD EXEC. CENTER    OFFICE           -

CLEVELAND, OHIO
----------------

ROCK RUN - NORTH                    ROCK RUN - NORTH        OFFICE       3,283
ROCK RUN - CENTER                   ROCK RUN - CENTER       OFFICE       4,063
ROCK RUN - SOUTH                    ROCK RUN - SOUTH        OFFICE       3,441
FREEDOM SQUARE I                    FREEDOM SQUARE I        OFFICE           -
FREEDOM SQUARE II                   FREEDOM SQUARE II       OFFICE       6,878
CORPORATE PLAZA I                   CORPORATE PLAZA I       OFFICE       8,372
CORPORATE PLAZA II                  CORPORATE PLAZA II      OFFICE       7,155
ONE CORPORATE EXCHANGE              ONE CORPORATE EXCHANGE  OFFICE       5,089
FREEDOM SQUARE III                  FREEDOM SQUARE III      OFFICE           -
6111 OAK TREE                       6111 OAK TREE           OFFICE           -
CORPORATE PLACE                     CORPORATE PLACE         OFFICE           -
CORPORATE CIRCLE                    CORPORATE CIRCLE        OFFICE           -
LANDERBROOK CORPORATE               LANDERBROOK CORPORATE   OFFICE           -
DYMENT                              DYMENT              INDUSTRIAL           -
JOHNSON CONTROLS                    JOHNSON CONTROLS    INDUSTRIAL           -
SOLON INDUST.PARK                   30600 CARTER        INDUSTRIAL           -
SOLON INDUST.PARK                   6230 COCHRAN        INDUSTRIAL           -
SOLON INDUST.PARK                   31900 SOLON - FRONT INDUSTRIAL           -
SOLON INDUST.PARK                   5821 SOLON          INDUSTRIAL           -
SOLON INDUST.PARK                   6161 COCHRAN        INDUSTRIAL           -
SOLON INDUST.PARK                   5901 HARPER         INDUSTRIAL           -



SOLON INDUST.PARK                   29125 SOLON         INDUSTRIAL           -
SOLON INDUST.PARK                   6661 COCHRAN        INDUSTRIAL           -
SOLON INDUST.PARK                   6521 DAVIS          INDUSTRIAL           -
SOLON INDUST.PARK                   31900 SOLON - REAR  INDUSTRIAL           -
CORPORATE CENTER I                  CORPORATE CENTER I      OFFICE           -
CORPORATE CENTER II                 CORPORATE CENTER II     OFFICE           -

COLUMBUS OHIO
-------------
CORP.PARK AT TUTTLE CRSG            LITEL                   OFFICE           -
CORP.PARK AT TUTTLE CRSG            STERLING 1              OFFICE           -
CORP.PARK AT TUTTLE CRSG            INDIANA INSURANCE       OFFICE           -
CORP.PARK AT TUTTLE CRSG            STERLING 2              OFFICE           -
CORP.PARK AT TUTTLE CRSG            JOHN ALDEN LIFE INS.    OFFICE           -
CORP.PARK AT TUTTLE CRSG            CARDINAL HEALTH         OFFICE           -
CORP.PARK AT TUTTLE CRSG            COMPMANAGEMENT          OFFICE           -
CORP.PARK AT TUTTLE CRSG            STERLING 3              OFFICE           -
CORP.PARK AT TUTTLE CRSG            NATIONWIDE              OFFICE           -
CORP.PARK AT TUTTLE CRSG            LAZARUS GROUND LEASE    RETAIL           -
CORP.PARK AT TUTTLE CRSG            XEROX                   OFFICE           -
SUN TV                              SUN TV              INDUSTRIAL           -
SOUTH POINTE                        BUILDING D          INDUSTRIAL           -
SOUTH POINTE                        BUILDING E          INDUSTRIAL           -
PET FOODS BUILD-TO-SUIT             PET FOODS DIST.     INDUSTRIAL       3,352
GALYAN'S                            GALYAN'S                RETAIL       3,011
TUTTLE RETAIL CENTER                TUTTLE RETAIL CTR.      RETAIL           -
MBM BUILDING                        MBM BUILDING        INDUSTRIAL           -
METROCENTER III                     METROCENTER III         OFFICE           -
SCIOTO CORP.CTR.                    SCIOTO CORP.CTR.        OFFICE           -
V.A. HOSPITAL                       V.A. HOSPITAL          MEDICAL       5,804
PARKWOOD PLACE                      PARKWOOD PLACE          OFFICE           -
TUTTLE CROSSING                     UNO'S               LAND LEASE           -

DAYTON, OHIO
------------

SUGARCREEK PLAZA                    SUGARCREEK PLAZA        RETAIL           -

CHICAGO, ILLINOIS
-----------------

EXECUTIVE TOWERS I                  EXECUTIVE TOWERS I      OFFICE           -
EXECUTIVE TOWERS II                 EXECUTIVE TOWERS II     OFFICE           -
EXECUTIVE TOWERS III                EXECUTIVE TOWERS III    OFFICE           -


DECATUR, ILLINOIS
-----------------

PARK 101                            BUILDING #3         INDUSTRIAL           -
PARK 101                            BUILDING #8         INDUSTRIAL           -
PARK 101                            ILL POWER LAND
                                     LEASE              INDUSTRIAL           -

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA                      LAKEWOOD PLAZA          RETAIL           -

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW SHOPPING CTR            MARKET VIEW CENTER      RETAIL           -

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I                          LAUMEIER I              OFFICE           -
LAUMEIER II                         LAUMEIER II             OFFICE           -
WESTVIEW PLACE                      WESTVIEW PLACE          OFFICE           -
WESTMARK                            WESTMARK                OFFICE           -
ALFA - LAVAL                        ALFA - LAVAL        INDUSTRIAL           -
I-70 CENTER                         I-70 CENTER         INDUSTRIAL           -
1920 BELTWAY                        1920 BELTWAY        INDUSTRIAL           -
POINT 70                            3322 NGIC               OFFICE       6,938
POINT 70                            3300 POINTE 70          OFFICE       4,460
RIVERPORT TOWER                     RIVERPORT TOWER         OFFICE           -
SCRIPTS BUILDING                    SCRIPTS BUILDING    INDUSTRIAL           -
RIVERPORT DISTRIBUTION              RIVERPORT DIST.     INDUSTRIAL           -
                                     - 51 -


SCHULTZ BUILDING                    SCHULTZ BUILDING    INDUSTRIAL           -
MARYVILLE CENTER                    500 MARYVILLE CENTER    OFFICE      15,382
MARYVILLE CENTER                    530 MARYVILLE CENTER    OFFICE       8,521
MARYVILLE CENTER                    550 MARYVILLE CENTER    OFFICE      10,500
MARYVILLE CENTER                    635 MARYVILLE CENTER    OFFICE      12,926
MARYVILLE CENTER                    655 MARYVILLE CENTER    OFFICE       9,612
MARYVILLE CENTER                    540 MARYVILLE CENTER    OFFICE      20,000
TWIN OAKS                           TWIN OAKS               OFFICE           -
SOUTHPORT I                         SOUTHPORT I         INDUSTRIAL           -
SOUTHPORT II                        SOUTHPORT II        INDUSTRIAL           -
SOUTHPORT COMMERCE CTR              SOUTHPORT COMMERCE
                                     CTR.               INDUSTRIAL           -

MINNEAPOLIS, MINNESOTA
----------------------

ENTERPRISE INDUST. CTR.             ENTERPRISE INDUST.
                                     CTR.               INDUSTRIAL       2,792
APOLLO DISTRIBUTION CTR.            APOLLO DISTRIBUTION
                                     CTR.               INDUSTRIAL           -
SIBLEY INDUSTRIAL CTR. I            SIBLEY INDUSTRIAL
                                     CTR. I             INDUSTRIAL           -
SIBLEY INDUSTRIAL CTR. II           SIBLEY INDUSTRIAL
                                     CTR. II            INDUSTRIAL           -
SIBLEY INDUSTRIAL CTR. III          SIBLEY INDUSTRIAL
                                     CTR. III           INDUSTRIAL           -
YANKEE PLACE                        YANKEE PLACE        INDUSTRIAL           -
LARC INDUSTRIAL PARK I              LARC INDUSTRIAL
                                     PARK I             INDUSTRIAL           -
LARC INDUSTRIAL PARK II             LARC INDUSTRIAL
                                     PARK II            INDUSTRIAL           -
LARC INDUSTRIAL PARK III            LARC INDUSTRIAL
                                     PARK III           INDUSTRIAL           -
LARC INDUSTRIAL PARK IV             LARC INDUSTRIAL
                                     PARK IV            INDUSTRIAL           -
LARC INDUSTRIAL PARK V              LARC INDUSTRIAL
                                     PARK V             INDUSTRIAL           -
LARC INDUSTRIAL PARK VI             LARC INDUSTRIAL
                                     PARK VI            INDUSTRIAL           -
LARC INDUSTRIAL PARK VII            LARC INDUSTRIAL
                                     PARK VII           INDUSTRIAL           -
HAMPSHIRE DIST CTR. N.              HAMPSHIRE DIST
                                     CTR. N.            INDUSTRIAL       2,969
HAMPSHIRE DIST CTR. SOUTH           HAMPSHIRE DIST
                                     CTR. S.            INDUSTRIAL       3,454
PENN CORPORATE BUILDING             PENN CORPORATE BLDG INDUSTRIAL           -
BLOOMINGTON INDUST. CTR.            BLOOMINGTON INDUST.
                                     CTR.               INDUSTRIAL       2,066
EDINA INTERCHANGE I                 EDINA INTERCHANGE
                                     I                  INDUSTRIAL       2,135
EDINA INTERCHANGE II                EDINA INTERCHANGE
                                     II                 INDUSTRIAL       1,465
EDINA INTERCHANGE III               EDINA INTERCHANGE
                                     III                INDUSTRIAL       1,652
 EDINA INTERCHAGE IV                EDINA INTERCHAGE IV INDUSTRIAL           -
EDINA INTERCHANGE V                 EDINA INTERCHANGE V INDUSTRIAL           -
PAKWA BUSINESS PARK I               PAKWA BUSINESS
                                     PARK I             INDUSTRIAL           -
PAKWA BUSINESS PARK II              PAKWA BUSINESS
                                     PARK II            INDUSTRIAL           -
PAKWA BUSINESS PARK III             PAKWA BUSINESS
                                     PARK III           INDUSTRIAL           -
7540 BUSH LAKE ROAD                 7540 BUSH LAKE RD.  INDUSTRIAL           -
CAHILL BUSINESS CTR.                CAHILL BUSINESS CTR.INDUSTRIAL           -
10801 RED CIRCLE DRIVE              10801 RED CIRCLE DR.    OFFICE           -
ENCORE PARK                         ENCORE PARK         INDUSTRIAL           -
JOHNSON BUILDING                    JOHNSON BUILDING    INDUSTRIAL           -
CORNERSTONE BUSINESS CTR.           CORNERSTONE BUSINESS
                                     CTR                INDUSTRIAL       6,856
WESTSIDE BUSINESS PARK              WESTSIDE BUSINESS
                                     PARK               INDUSTRIAL           -
KNOX LAND LEASE                     KNOX LAND LEASE     LAND LEASE           -
OXFORD INDUSTRIAL                   OXFORD INDUSTRIAL   INDUSTRIAL           -
CEDAR LAKE BUSINESS CTR.            CEDAR LAKE BUS.CTR. INDUSTRIAL           -
MEDICINE LAKE INDUST.CTR            MEDICINE LAKE
                                     INDUST.CTR         INDUSTRIAL       4,763
MEDICINE LAKE PROF BLDG.            MEDICINE LAKE
                                     PROF BLDG.             OFFICE           -
801 ZANE AVE NORTH                  801 ZANE AVE NORTH  INDUSTRIAL           -
DECATUR BUSINESS CTR.               DECATUR BUSINESS
                                     CTR.               INDUSTRIAL           -
SANDBURG INDUSTRIAL CTR.            SANDBURG INDUSTRIAL
                                     CTR.               INDUSTRIAL           -
CRYSTAL INDUSTRIAL CTR.             CRYSTAL INDUSTRIAL
                                     CTR.               INDUSTRIAL           -
BASS LAKE BUSINESS CTR.             BASS LAKE BUSINESS
                                     CTR.               INDUSTRIAL       1,115
UNIVERSITY LAND LEASE               UNIVERSITY LAND
                                     LEASE              LAND LEASE           -
ELIMINATIONS                                                                 -
                                                                       -------
                  TOTALS                                              $367,119
                                                                       =======

                                          INITIAL COST TO COMPANY  COSTS (1)
                                          -----------------------  CAPITALIZED
                                                      BUILDINGS/   SUBSEQUENT TO
LOCATION / DEVELOPMENT          BUILDING      LAND    IMPROVEMENTS ACQUISITION
----------------------          --------     ------   ------------ -------------
INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK       BUILDING #32         64         740          234
PARK 100 BUSINESS PARK       BUILDING #34        131       1,455          261
PARK 100 BUSINESS PARK       BUILDING #38         25         241           26
PARK 100 BUSINESS PARK       BUILDING #79        184       1,764          409
PARK 100 BUSINESS PARK       BUILDING #80        251       2,412          231
PARK 100 BUSINESS PARK       BUILDING #83        247       2,572          213
PARK 100 BUSINESS PARK       BUILDING #84        347       2,604          242
PARK 100 BUSINESS PARK       BUILDING #95        642       4,756          323
PARK 100 BUSINESS PARK       BUILDING #96      1,414       8,734        4,613
PARK 100 BUSINESS PARK       BUILDING #97        676       4,294        1,350
PARK 100 BUSINESS PARK       BUILDING #98        473       6,022        1,956
PARK 100 BUSINESS PARK       BUILDING #100       103       2,179          730
PARK 100 BUSINESS PARK       BUILDING #107        99       1,575          138
PARK 100 BUSINESS PARK       BUILDING #109       240       1,865          (52)
PARK 100 BUSINESS PARK       BUILDING #116       341       3,144           39
PARK 100 BUSINESS PARK       BUILDING #118       226       2,229          209
PARK 100 BUSINESS PARK       BUILDING #119       388       3,386          367
PARK 100 BUSINESS PARK       BUILDING #121       592         960          143
PARK 100 BUSINESS PARK       BUILDING #122       284       3,359          426
PARK 100 BUSINESS PARK       BUILDING #125       674       5,712          126
PARK 100 BUSINESS PARK       BUILDING #126       165       1,362          168
PARK 100 BUSINESS PARK       BUILDING #127        96       1,726          419
PARK 100 BUSINESS PARK       BUILDING #128       904       8,429          228
PARK 100 BUSINESS PARK       BUILDING #129       865       5,468          577
PARK 100 BUSINESS PARK       BUILDING #130       514       4,027            -
PARK 100 BUSINESS PARK       BUILDING #131     1,006       7,015          735
PARK 100 BUSINESS PARK       BUILDING #132       446       1,165          380
PARK 100 BUSINESS PARK       BUILDING #133         -         987           37
GEORGETOWN ROAD              BUILDING 1          362       2,437            -
GEORGETOWN ROAD              BUILDING 2          374       2,588            -
GEORGETOWN ROAD              BUILDING 3          421       1,960           (0)
PARK 100 BUSINESS PARK       UPS LAND LEASE        -           -          270
PARK 100 BUSINESS PARK       NORGATE LAND
                              LEASE               51           -            -
PARK 100 BUSINESS PARK       KENNY ROGERS
                              LAND LEASE          56           -            9
PARK 100 BUSINESS PARK       SCHAHET HOTELS
                              LAND LEASE         131           -         (131)
PARK 100 BUSINESS PARK       NORCO LAND LEASE      -          38           (1)
PARK 100 BUSINESS PARK       ZOLLMAN LAND LEASE  115           -           (0)
SHADELAND STATION            7351 SHADELAND      101       1,359          200
SHADELAND STATION            BUILDING #204/205   260       2,595          627
SHADELAND STATION            7240 SHADELAND      152       3,113          859
SHADELAND STATION            7330 SHADELAND      255       4,045           52
SHADELAND STATION            7369 SHADELAND      100       1,129          103
SHADELAND STATION            7340 SHADELAND      165       2,458          217
SHADELAND STATION            7400 SHADELAND      570       2,959          435
CASTLETON CORNER             CUB PLAZA           540       4,850          300
CASTLETON SHOPPING CTR.      MICHAEL'S PLAZA     749       3,400          388
SOUTH PARK, INDIANA          BUILDING #1         287       2,328          438
SOUTH PARK, INDIANA          BUILDING #2         334       3,081          919
SOUTH PARK, INDIANA          BUILDING #3         208       2,150          472
SOUTH PARK, INDIANA          BRYLANE PARKING
                              LOT LEASE            -          54            3
GREENWOOD CORNER             GREENWOOD CORNER    390       3,435          144
GREENWOOD CORNER             1st INDIANA
                              BANK BRANCH         46         245           22
ST. FRANCIS                  ST. FRANCIS           -       5,839          612
COMMUNITY MOB                COMMUNITY MOB       350       1,925          941
HILLSDALE TECHNECENTER       BUILDING #4         366       4,711          597
HILLSDALE TECHNECENTER       BUILDING #5         251       3,235          250
HILLSDALE TECHNECENTER       BUILDING #6         315       4,054          222
KEYSTONE AT THE CROSSING     8465 KEYSTONE        89       1,302           55
WOODFIELD AT THE CROSSING    WOODFIELD II        719       9,106          908
WOODFIELD AT THE CROSSING    WOODFIELD III     3,767      19,817        2,725
KEYSTONE AT THE CROSSING     8555 KATC             -       5,857           93
KEYSTONE AT THE CROSSING     3520 COMMERCE
                              CRSG                19         560           73
ONE PARKWOOD                 ONE PARKWOOD      1,018       9,578          524
TWO PARKWOOD                 TWO PARKWOOD        861       5,134        2,316
THREE PARKWOOD               THREE PARKWOOD    1,316       6,048        2,102
PALOMAR                      PALOMAR             158       1,148          394
FRANKLIN ROAD BUSINESS CTR.  FRANKLIN ROAD
                              BUSINESS CTR.      594       3,986        2,310
NAMPAC BUILDING              NAMPAC BUILDING     274       1,622          142
HAMILTON CROSSING            BUILDING #1         526       2,424          396
HAMILTON CROSSING            BUILDING #2         313       1,315          630
KEYSTONE AT THE CROSSING     F.C. TUCKER
                              BUILDING             -         264           17
PARK FLETCHER                BUILDING #14         76         722           98
                                     - 48 -


6060 GUION ROAD (VANSTAR)    6060 GUION ROAD
                              (VANSTAR)          511       2,656          131
NORTH AIRPORT PARK           BUILDING #2         550       5,470        2,170
4750 KENTUCKY AVENUE         4750 KENTUCKY AVE.  246       2,260          214
4316 WEST MINNESOTA          4316 W. MINNESOTA   287       2,178          295

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING           COLDWATER SHOPPES 2,310      15,827        1,146

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER          AMERICAN AIR
                               FILTER            177       3,053           70
PURITY WHOLESALE             PURITY WHOLESALE    269       7,361        1,209
PAMIDA                       PAMIDA              177       3,625          590

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING             KEEBLER BUILDING    307       1,183           74
HAYWOOD OAKS TECHNECENTER    BUILDING #2         395       1,767          152
HAYWOOD OAKS TECHNECENTER    BUILDING #3         346       1,575          295
HAYWOOD OAKS TECHNECENTER    BUILDING #4         435       1,948          194
HAYWOOD OAKS TECHNECENTER    BUILDING #5         629       2,816          424
HAYWOOD OAKS TECHNECENTER    BUILDING #6         924       5,730          648
HAYWOOD OAKS TECHNECENTER    BUILDING #7         456       1,642          734
HAYWOOD OAKS TECHNECENTER    BUILDING #8         617       2,225        1,341
GREENBRIAR BUSINESS PARK     GREENBRIAR        1,445       4,490          762

HEBRON, KENTUCKY
-----------------

SOUTHPARK, KENTUCKY          CR SERVICES       1,085       4,060            -
SOUTHPARK, KENTUCKY          BUILDING #1         682       3,725          379
SOUTHPARK, KENTUCKY          BUILDING #3         841       3,382          312
SOUTHPARK, KENTUCKY          REDKEN              779       3,095          178

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE             EMPIRE COMMERCE      581       2,784          337
SOFA EXPRESS                SOFA EXPRESS         145         718          914

CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER        BUILDING #17         500       6,200         (344)
PARK 50 TECHNECENTER        BUILDING #20         461       7,450         (346)
PARK 50 TECHNECENTER        BUILDING #25       1,161       3,758          948
PARK 50 TECHNECENTER        SDRC BUILDING        911      19,004        1,400
FIDELITY DRIVE              DUN & BRADSTREET     270       2,510          384
WORLD PARK                  BUILDING #5          270       3,260          627
WORLD PARK                  BUILDING #6          378       4,488         (684)
WORLD PARK                  BUILDING #7          525       4,150          364
WORLD PARK                  BUILDING #8          561       5,309          360
WORLD PARK                  BUILDING #9          317       2,993          321
WORLD PARK                  BUILDING #11         460       4,701          390
WORLD PARK                  BUILDING #14         380       3,592          255
WORLD PARK                  BUILDING #15         373       2,274          354
WORLD PARK                  BUILDING #16         321       3,033           21
WORLD PARK                  BUILDING #18
                             (BEIERSDORF)        834       6,000         (633)
EASTGATE PLAZA              EASTGATE PLAZA     2,030       4,079          909
FAIRFIELD BUSINESS CTR.     BUILDING D           135       1,639           71
FAIRFIELD BUSINESS CTR.     BUILDING E           398       2,461          136
UNIVERSITY MOVING           UNIVERSITY MOVING    248       1,612           98
TRI-COUNTY OFFICE PARK      BUILDINGS #1 - #4    217       5,211          747
GOVERNOR'S PLAZA            GOVERNOR'S PLAZA   2,012       8,452          740
GOVERNOR'S PLAZA            KING'S MALL II     1,928       3,636          573
GOVERNOR'S PLAZA            KOHLS              1,345       3,575          256
SOFA EXPRESS                SOFA EXPRESS         145         771           36


OFFICE MAX                  OFFICE MAX           651       1,223           98
312 ELM BUILDING            312 ELM            4,750      43,823        6,179
311 ELM STREET              ZUSSMAN              339       6,226          611
ENTERPRISE BUSINESS PARK    BUILDING 1         1,030       5,482          797
ENTERPRISE BUSINESS PARK    BUILDING 2           733       3,443        1,202
ENTERPRISE BUSINESS PARK    BUILDING A           119         685           49
ENTERPRISE BUSINESS PARK    BUILDING B           119       1,117           80
ENTERPRISE BUSINESS PARK    BUILDING D           243       1,802          550
312 PLUM STREET             S & L DATA         2,539      24,312        2,573
TRIANGLE OFFICE PARK        BUILDINGS #1 - #38 1,000      10,440        2,119
GOVERNOR'S HILL             8790 GOVERNOR'S
                             HILL                400       4,581          475
GOVERNOR'S HILL             8700 GOVERNOR'S
                             HILL                459       5,705          240
GOVERNOR'S HILL             8800 GOVERNOR'S
                             HILL                225       2,305          490
GOVERNOR'S HILL             8600 GOVERNOR'S
                             HILL              1,220      17,689        1,860
GOVERNOR'S POINTE           4770 BUILDING        586       7,609          412
GOVERNOR'S POINTE           4700 BUILDING        584       5,465          470
GOVERNOR'S POINTE           4900 BUILDING        654       4,017          648
GOVERNOR'S POINTE           4705 BUILDING        719       6,910        2,157
GOVERNOR'S POINTE           4800 BUILDING        978       4,742          978
GOVERNOR'S POINTE           LOWES              1,241       4,214        1,789
GOVERNOR'S POINTE           ANTHEM PRESCRIPTION
                             MGMT.               594       4,100        1,996
GOVERNOR'S POINTE           4660 BUILDING        385       3,662        1,264
BIGG'S SUPERCENTER          BIGG'S SUPERCENTER 2,107       4,545        3,091
GOVERNOR'S POINTE           4605 BUILDING        630      16,236        1,882
MONTGOMERY CROSSING         STEINBERG'S          260         852          140
MONTGOMERY CROSSING II      SPORTS UNLIMITED     778       3,687          205
GOVERNOR'S PLAZA            KING'S AUTO MALL I 1,085       3,859          967
MOSTELLER DIST. CTR.        MOSTELLER DIST.
                             CTR.              1,220       4,209        2,634
MOSTELLER DIST. CTR.        MOSTELLER DIST.
                             CTR. II             408       4,550        1,003
FRANCISCAN HEALTH           FRANCISCAN HEALTH      -       3,248            -
PERIMETER PARK              BUILDING A           229       1,274           43
PERIMETER PARK              BUILDING B           244       1,001           45
CREEK ROAD                  BUILDING 1           103         792           55
CREEK ROAD                  BUILDING 2           132       1,093           61
WEST LAKE CTR.              WEST LAKE CTR.     2,459      15,972          998
EXECUTIVE PLAZA I           EXECUTIVE PLAZA I    729       5,249            -
EXECUTIVE PLAZA II          EXECUTIVE PLAZA II   729       5,332            -
LAKE FOREST PLACE           LAKE FOREST PLACE  1,953      19,164          284
HUNTINGTON BANK             HUNTINGTON BANK      175         220            9
OHIO NATIONAL               OHIO NATIONAL      2,463      24,408          341
CORNELL COMMERCE            CORNELL COMMERCE     495       4,501          316
ONE ASHVIEW PLACE           ONE ASHVIEW PL.    1,204      12,328          175
REMINGTON PARK              BLDG A               560       1,442           27
REMINGTON PARK              BLDG B               560       1,442           23
BLUE ASH OFFICE CTR VI      BLUE ASH OFFICE
                             CTR VI              518       2,775           35
SKYPORT BUSINESS PARK       SKYPORT BUILDING 1   611       5,661          535
APPLEBEES                   APPLEBEES            338           -            -
7910 KENTUCKY DRIVE         7910 KENTUCKY DR.    285         673           76
7920 KENTUCKY DRIVE         7920 KENTUCKY DR.    698       1,235           15
KENWOOD EXEC. CTR.          KENWOOD EXEC. CTR.   606       3,886            -

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH            ROCK RUN - NORTH     837       5,351          175
ROCK RUN - CTR.             ROCK RUN - CTR.    1,046       6,686          143
ROCK RUN - SOUTH            ROCK RUN - SOUTH     877       5,604          189
FREEDOM SQUARE I            FREEDOM SQUARE I     595       3,796           96
FREEDOM SQUARE II           FREEDOM SQUARE II  1,746      11,141          445
CORPORATE PLAZA I           CORPORATE PLAZA I  2,116      13,528          583
CORPORATE PLAZA II          CORPORATE PLAZA II 1,841      11,768          260
ONE CORPORATE EXCHANGE      ONE CORPORATE
                             EXCHANGE          1,287       8,226          352
FREEDOM SQUARE III          FREEDOM SQUARE III   701       5,027        1,168
6111 OAK TREE               6111 OAK TREE        703       4,492           80
CORPORATE PLACE             CORPORATE PLACE    1,161       7,425          320
CORPORATE CIRCLE            CORPORATE CIRCLE   1,696      10,846          606
LANDERBROOK CORPORATE       LANDERBROOK CORP.  1,807       7,445        2,062
DYMENT                      DYMENT               817       5,234           58
JOHNSON CONTROLS            JOHNSON CONTROLS     364       2,330           26
SOLON INDUST.PARK           30600 CARTER         819       3,286           38
SOLON INDUST.PARK           6230 COCHRAN         600       2,408           31
SOLON INDUST.PARK           31900 SOLON-FRONT    473       1,897           22
SOLON INDUST.PARK           5821 SOLON           554       2,222           30
SOLON INDUST.PARK           6161 COCHRAN         395       1,583           25
SOLON INDUST.PARK           5901 HARPER          349       1,399           19


SOLON INDUST.PARK           29125 SOLON          504       2,023           27
SOLON INDUST.PARK           6661 COCHRAN         244         981           14
SOLON INDUST.PARK           6521 DAVIS           128         514            6
SOLON INDUST.PARK           31900 SOLON - REAR    81         325            4
CORPORATE CTR. I            CORPORATE CTR. I   1,048       6,695          441
CORPORATE CTR. II           CORPORATE CTR. II  1,048       6,712          852

COLUMBUS, OHIO
--------------

CORP.PARK AT TUTTLE CRSG    LITEL              2,618      17,428        1,555
CORP.PARK AT TUTTLE CRSG    STERLING 1         1,494      11,856          927
CORP.PARK AT TUTTLE CRSG    INDIANA INSURANCE    717       2,081        1,079
CORP.PARK AT TUTTLE CRSG    STERLING 2           605       5,300          389
CORP.PARK AT TUTTLE CRSG    JOHN ALDEN LIFE
                             INSURANCE         1,066       6,856          432
CORP.PARK AT TUTTLE CRSG    CARDINAL HEALTH    1,600       9,556        1,442
CORP.PARK AT TUTTLE CRSG    COMPMANAGEMENT       867       2,860        1,507
CORP.PARK AT TUTTLE CRSG    STERLING 3         1,601       8,207          228
CORP.PARK AT TUTTLE CRSG    NATIONWIDE         4,815      18,554         (285)
CORP.PARK AT TUTTLE CRSG    LAZARUS GROUND
                             LEASE               852           -            0
CORP.PARK AT TUTTLE CRSG    XEROX              1,580       8,630          490
SUN TV                      SUN TV             2,005      17,468          215
SOUTH POINTE                BUILDING D           276       2,485          502
SOUTH POINTE                BUILDING E           279       2,046            -
PET FOODS BUILD-TO-SUIT     PET FOODS DIST.      268       4,932        1,296
GALYAN'S                    GALYAN'S           1,925       3,146          335
TUTTLE RETAIL CTR.          TUTTLE RETAIL
                             CTR.              2,625       6,598          548
MBM BUILDING                MBM BUILDING         170       1,916          114
METROCTR. III               METROCTR. III        887       2,727          958
SCIOTO CORPORATE CTR.       SCIOTO CORPORATE
                             CTR.              1,137       3,147          184
V.A. HOSPITAL               V.A. HOSPITAL        703       9,239          478
PARKWOOD PLACE              PARKWOOD PLACE     1,690       5,457        6,020
TUTTLE CROSSING             UNO'S                  -           -          587

DAYTON, OHIO
------------

SUGARCREEK PLAZA            SUGARCREEK PLAZA     898       6,492         (229)

CHICAGO, ILLINOIS
-----------------

EXECUTIVE TOWERS I          EXECUTIVE TOWERS
                             I                 2,652      23,705          756
EXECUTIVE TOWERS II         EXECUTIVE TOWERS
                             II                3,386      30,965          144
EXECUTIVE TOWERS III        EXECUTIVE TOWERS
                             III               3,512      32,126           89

DECATUR, ILLINOIS
-----------------

PARK 101                    BUILDING #3          275       2,405          787
PARK 101                    BUILDING #8           80       1,660           58
PARK 101                    ILL POWER
                             LAND LEASE          212           -           (0)

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA               LAKEWOOD PLAZA      766       7,199        1,175

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW SHOPPING CTR     MARKET VIEW CTR.    740       6,830         (204)

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I                   LAUMEIER I        1,220       9,091        1,073
LAUMEIER II                  LAUMEIER II       1,258       9,054        1,038
WESTVIEW PLACE               WESTVIEW PLACE      673       8,389          812
WESTMARK                     WESTMARK          1,200       9,759          702
ALFA - LAVAL                 ALFA - LAVAL      1,158       4,944          357
I-70 CENTER                  I-70 CENTER         950       3,915          239
1920 BELTWAY                 1920 BELTWAY        605       1,462           36
POINT 70                     3322 NGIC         2,615      10,461          241
POINT 70                     3300 POINTE 70    1,186       7,287           88
RIVERPORT TOWER              RIVERPORT TOWER   3,250      29,251          263
SCRIPTS BUILDING             SCRIPTS BUILDING    942       8,482           65
RIVERPORT DISTRIBUTION       RIVERPORT DIST.     242       2,175           31
                                     - 51 -


SCHULTZ BUILDING             SCHULTZ BUILDING    216       1,943           15
MARYVILLE CTR.               500 MARYVILLE
                              CTR.             3,402      26,962           82
MARYVILLE CTR.               530 MARYVILLE
                              CTR.             2,219      14,420            -
MARYVILLE CTR.               550 MARYVILLE
                              CTR.             2,219      13,106            -
MARYVILLE CTR.               635 MARYVILLE
                              CTR.             1,996      11,525          254
MARYVILLE CTR.               655 MARYVILLE
                              CTR.             3,048      16,652            -
MARYVILLE CTR.               540 MARYVILLE
                              CTR.             1,860      12,225          115
TWIN OAKS                    TWIN OAKS           566       8,072           83
SOUTHPORT I                  SOUTHPORT I         192         808            1
SOUTHPORT II                 SOUTHPORT II        151         636            8
SOUTHPORT COMMERCE CTR       SOUTHPORT COMMERCE
                              CTR                233         979           16

MINNEAPOLIS, MINNESOTA
----------------------

ENTERPRISE INDUST.CTR.       ENTERPRISE INDUST.
                              CTR.               874       4,884            -
APOLLO DISTRIBUTION CTR.     APOLLO DISTRIBUTION
                              CTR.               866       4,842            -
SIBLEY INDUST.CTR. I         SIBLEY INDUST.CTR.
                              I                  356       2,012            4
SIBLEY INDUST.CTR. II        SIBLEY INDUST.CTR.
                              II                 234       1,311          138
SIBLEY INDUST.CTR. III       SIBLEY INDUST.CTR.
                              III                213       1,191            -
YANKEE PLACE                 YANKEE PLACE      2,822      15,777            -
LARC INDUST.PARK I           LARC INDUST.
                              PARK I             283       1,580            -
LARC INDUST.PARK II          LARC INDUST.
                              PARK II            227       1,268            -
LARC INDUST.PARK III         LARC INDUST.
                              PARK III           137         765            -
LARC INDUST.PARK IV          LARC INDUST.
                              PARK IV             91         510            -
LARC INDUST.PARK V           LARC INDUST.
                              PARK V              97         541            -
LARC INDUST.PARK VI          LARC INDUST.
                              PARK VI            377       2,107            -
LARC INDUST.PARK VII         LARC INDUST.
                              PARK VII           244       1,365           12
HAMPSHIRE DIST CTR. N.       HAMPSHIRE DIST
                              CTR. N.            782       4,370            -
HAMPSHIRE DIST CTR. S.       HAMPSHIRE DIST
                              CTR. S.            910       5,085            -
PENN CORPORATE BUILDING      PENN CORPORATE
                              BUILDING           315       1,762            -
BLOOMINGTON INDUST.CTR.      BLOOMINGTON
                              INDUST.CTR.        628       3,508            -
EDINA INTERCHANGE I          EDINA INTERCHANGE
                              I                  637       3,560            -
EDINA INTERCHANGE II         EDINA INTERCHANGE
                              II                 437       2,444            -
EDINA INTERCHANGE III        EDINA INTERCHANGE
                              III                493       2,754            -
EDINA INTERCHANGE IV         EDINA INTERCHAGE
                              IV                 230       1,286            -
EDINA INTERCHANGE V          EDINA INTERCHANGE
                              V                  982       5,489            -
PAKWA BUSINESS PARK I        PAKWA BUSINESS
                              PARK I             351       1,962            -
PAKWA BUSINESS PARK II       PAKWA BUSINESS
                              PARK II            217       1,212            -
PAKWA BUSINESS PARK III      PAKWA BUSINESS
                              PARK III           251       1,403            -
7540 BUSH LAKE ROAD          7540 BUSH
                              LAKE ROAD          477       2,669            -
CAHILL BUSINESS CTR.         CAHILL BUSINESS
                              CTR.               513       2,868           29
10801 RED CIRCLE DRIVE       10801 RED
                              CIRCLE DRIVE       533       2,981            -
ENCORE PARK                  ENCORE PARK         984       5,503            -
JOHNSON BUILDING             JOHNSON BUILDING    558       3,121            3
CORNERSTONE BUSINESS CTR     CORNERSTONE
                              BUSINESS CTR     1,469       8,212            -
WESTSIDE BUSINESS PARK       WESTSIDE BUSINESS
                              PARK             1,189       6,646            -
KNOX LAND LEASE              KNOX LAND LEASE   1,066           -            -
OXFORD INDUSTRIAL            OXFORD INDUSTRIAL   103         576            -
CEDAR LAKE BUSINESS CTR.     CEDAR LAKE
                               BUSINESS CTR.     334       1,868            -
MEDICINE LAKE INDUST.CTR     MEDICINE LAKE
                              INDUST.CTR       1,158       6,472            -
MEDICINE LAKE PROF BLDG      MEDICINE LAKE
                              PROF BLDG           77         430            -
801 ZANE AVE NORTH           801 ZANE AVE N.     369       2,064            -
DECATUR BUSINESS CTR.        DECATUR BUSINESS
                              CTR.               436       2,436           18
SANDBURG INDUST.CTR.         SANDBURG INDUST.
                              CTR.               456       2,551            -
CRYSTAL INDUST.CTR.          CRYSTAL INDUST.
                              CTR.               456       2,549           51
BASS LAKE BUSINESS CTR.      BASS LAKE
                              BUSINESS CTR.      298       1,668            2
UNIVERSITY LAND LEASE        UNIVERSITY LAND
                              LEASE              296           -            -
ELIMINATIONS                                       -         117            -
                                             -------   ---------      -------
                  TOTALS                    $220,959   1,474,101      130,229
                                             =======   =========      =======

                                         GROSS BOOK VALUE AT DECEMBER 31, 1997
                                         -------------------------------------
                                         LAND &         BUILDINGS/
LOCATION / DEVELOPMENT    BUILDING       IMPROVEMENTS   IMPROVEMENTS    TOTAL
---------------------     --------       ------------   ------------   --------
INDIANAPOLIS, INDIANA

PARK 100 BUSINESS PARK    BUILDING #32           65           973          1,038
PARK 100 BUSINESS PARK    BUILDING #34          133         1,714          1,847
PARK 100 BUSINESS PARK    BUILDING #38           27           265            292
PARK 100 BUSINESS PARK    BUILDING #79          187         2,170          2,357
PARK 100 BUSINESS PARK    BUILDING #80          256         2,638          2,894
PARK 100 BUSINESS PARK    BUILDING #83          252         2,780          3,032
PARK 100 BUSINESS PARK    BUILDING #84          354         2,839          3,193
PARK 100 BUSINESS PARK    BUILDING #95          642         5,079          5,721
PARK 100 BUSINESS PARK    BUILDING #96        1,436        13,325         14,761
PARK 100 BUSINESS PARK    BUILDING #97          676         5,644          6,320
PARK 100 BUSINESS PARK    BUILDING #98          273         8,177          8,450
PARK 100 BUSINESS PARK    BUILDING #100         103         2,909          3,012
PARK 100 BUSINESS PARK    BUILDING #107          99         1,713          1,812
PARK 100 BUSINESS PARK    BUILDING #109         246         1,807          2,053
PARK 100 BUSINESS PARK    BUILDING #116         348         3,176          3,524
PARK 100 BUSINESS PARK    BUILDING #118         231         2,433          2,664
PARK 100 BUSINESS PARK    BUILDING #119         395         3,746          4,141
PARK 100 BUSINESS PARK    BUILDING #121         604         1,091          1,695
PARK 100 BUSINESS PARK    BUILDING #122         290         3,779          4,069
PARK 100 BUSINESS PARK    BUILDING #125         674         5,838          6,512
PARK 100 BUSINESS PARK    BUILDING #126         165         1,530          1,695
PARK 100 BUSINESS PARK    BUILDING #127          96         2,145          2,241
PARK 100 BUSINESS PARK    BUILDING #128         904         8,657          9,561
PARK 100 BUSINESS PARK    BUILDING #129         865         6,045          6,910
PARK 100 BUSINESS PARK    BUILDING #130         514         4,027          4,541
PARK 100 BUSINESS PARK    BUILDING #131       1,110         7,646          8,756
PARK 100 BUSINESS PARK    BUILDING #132         446         1,545          1,991
PARK 100 BUSINESS PARK    BUILDING #133           -         1,024          1,024
GEORGETOWN ROAD           BUILDING 1            362         2,437          2,799
GEORGETOWN ROAD           BUILDING 2            374         2,588          2,962
GEORGETOWN ROAD           BUILDING 3            421         1,960          2,381
PARK 100 BUSINESS PARK    UPS LAND LEASE        270             -            270
PARK 100 BUSINESS PARK    NORGATE LAND LEASE     51             -             51
PARK 100 BUSINESS PARK    KENNY ROGERS LAND
                           LEASE                 56             9             65
PARK 100 BUSINESS PARK    SCHAHET HOTELS LAND
                           LEASE                  -             -              -
PARK 100 BUSINESS PARK    NORCO LAND LEASE        -            37             37
PARK 100 BUSINESS PARK    ZOLLMAN LAND LEASE    115             -            115
SHADELAND STATION         7351 SHADELAND        104         1,556          1,660
SHADELAND STATION         BUILDING #204/205     266         3,216          3,482
SHADELAND STATION         7240 SHADELAND        152         3,972          4,124
SHADELAND STATION         7330 SHADELAND        260        4,092           4,352
SHADELAND STATION         7369 SHADELAND        102        1,230           1,332
SHADELAND STATION         7340 SHADELAND        169        2,671           2,840
SHADELAND STATION         7400 SHADELAND        581        3,383           3,964
CASTLETON CORNER          CUB PLAZA             550        5,140           5,690
CASTLETON SHOPPING CTR    MICHAEL'S PLAZA       764        3,773           4,537
SOUTH PARK, INDIANA       BUILDING #1           292        2,761           3,053
SOUTH PARK, INDIANA       BUILDING #2           341        3,993           4,334
SOUTH PARK, INDIANA       BUILDING #3           212        2,618           2,830
SOUTH PARK, INDIANA       BRYLANE PARKING
                           LOT LEASE              -           57              57
GREENWOOD CORNER          GREENWOOD CORNER      419        3,550           3,969
GREENWOOD CORNER          1st INDIANA BANK
                           BRANCH                47          266             313
ST. FRANCIS               ST. FRANCIS             -        6,451           6,451
COMMUNITY MOB             COMMUNITY MOB         351        2,865           3,216
HILLSDALE TECHNECTR       BUILDING #4           366        5,308           5,674
HILLSDALE TECHNECTR       BUILDING #5           251        3,485           3,736
HILLSDALE TECHNECTR       BUILDING #6           315        4,276           4,591
KEYSTONE AT THE CROSSING  8465 KEYSTONE          90        1,356           1,446
WOODFIELD AT THE CROSSING WOODFIELD II          733       10,000          10,733
WOODFIELD AT THE CROSSING WOODFIELD III       3,843       22,466          26,309
KEYSTONE AT THE CROSSING  8555 KATC               -        5,950           5,950
KEYSTONE AT THE CROSSING  3520 COMMERCE CRSG      -          652             652
ONE PARKWOOD              ONE PARKWOOD        1,018       10,102          11,120
TWO PARKWOOD              TWO PARKWOOD          861        7,449           8,310
THREE PARKWOOD            THREE PARKWOOD      1,377        8,089           9,466
PALOMAR                   PALOMAR               158        1,542           1,700
FRANKLIN ROAD BUSINESS    FRANKLIN ROAD
 CTR.                      BUSINESS CTR.        594        6,296           6,890
NAMPAC BUILDING           NAMPAC BUILDING       274        1,764           2,038
HAMILTON CROSSING         BUILDING #1           536        2,810           3,346
HAMILTON CROSSING         BUILDING #2           382        1,876           2,258
KEYSTONE AT THE CROSSING  F.C. TUCKER BLDG.       -          281             281
PARK FLETCHER             BUILDING #14           76          821             896


6060 GUION ROAD           6060 GUION ROAD
 (VANSTAR)                 (VANSTAR)            511        2,787           3,298
NORTH AIRPORT PARK        BUILDING #2           777        7,413           8,190
4750 KENTUCKY AVENUE      4750 KENTUCKY AVE.    246        2,474           2,720
4316 WEST MINNESOTA       4316 W. MINNESOTA     287        2,473           2,760

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING        COLDWATER SHOPPES   2,310       16,973          19,283

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER       AMERICAN AIR FILTER   177        3,123           3,300
PURITY WHOLESALE          PURITY WHOLESALE      610        8,229           8,839
PAMIDA                    PAMIDA                306        4,086           4,392

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING          KEEBLER BUILDING      308        1,256           1,564
HAYWOOD OAKS TECHNECTR    BUILDING #2           395        1,919           2,314
HAYWOOD OAKS TECHNECTR    BUILDING #3           346        1,870           2,216
HAYWOOD OAKS TECHNECTR    BUILDING #4           436        2,141           2,577
HAYWOOD OAKS TECHNECTR    BUILDING #5           629        3,240           3,869
HAYWOOD OAKS TECHNECTR    BUILDING #6           946        6,356           7,302
HAYWOOD OAKS TECHNECTR    BUILDING #7           456        2,376           2,832
HAYWOOD OAKS TECHNECTR    BUILDING #8           752        3,431           4,183
GREENBRIAR BUSINESS PARK  GREENBRIAR          1,445        5,252           6,697

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY       CR SERVICES         1,085       4,060            5,145
SOUTHPARK, KENTUCKY       BUILDING #1           696       4,090            4,786
SOUTHPARK, KENTUCKY       BUILDING #3           859       3,676            4,535
SOUTHPARK, KENTUCKY       REDKEN                779       3,273            4,052

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE           EMPIRE COMMERCE       581       3,121            3,702
SOFA EXPRESS              SOFA EXPRESS          735       1,042            1,777

CINCINNATI, OHIO
----------------

PARK 50 TECHNECTR         BUILDING #17          510       5,846            6,356
PARK 50 TECHNECTR         BUILDING #20          469       7,096            7,565
PARK 50 TECHNECTR         BUILDING #25        1,184       4,683            5,867
PARK 50 TECHNECTR         SDRC BUILDING         929      20,386           21,315
FIDELITY DRIVE            DUN & BRADSTREET      277       2,887            3,164
WORLD PARK                BUILDING #5           277       3,880            4,157
WORLD PARK                BUILDING #6           385       3,797            4,182
WORLD PARK                BUILDING #7           537       4,502            5,039
WORLD PARK                BUILDING #8           561       5,669            6,230
WORLD PARK                BUILDING #9           317       3,314            3,631
WORLD PARK                BUILDING #11          460       5,091            5,551
WORLD PARK                BUILDING #14          380       3,847            4,227
WORLD PARK                BUILDING #15          381       2,620            3,001
WORLD PARK                BUILDING #16          321       3,054            3,375
WORLD PARK                BUILDING #18
                           (BEIERSDORF)         997       5,204            6,201
EASTGATE PLAZA            EASTGATE PLAZA      2,031       4,987            7,018
FAIRFIELD BUSINESS CTR    BUILDING D            135       1,710            1,845
FAIRFIELD BUSINESS CTR    BUILDING E            398       2,597            2,995
UNIVERSITY MOVING         UNIVERSITY MOVING     248       1,710            1,958
TRI-COUNTY OFFICE PARK    BUILDINGS #1 - #4     221       5,954            6,175
GOVERNOR'S PLAZA          GOVERNOR'S PLAZA    2,054       9,150           11,204
GOVERNOR'S PLAZA          KING'S MALL II      1,952       4,185            6,137
GOVERNOR'S PLAZA          KOHLS               1,345       3,832            5,177
SOFA EXPRESS              SOFA EXPRESS          165         787              952
                                     - 49 -


OFFICE MAX                OFFICE MAX            651       1,321            1,972
312 ELM BUILDING          312 ELM             5,428      49,324           54,752
311 ELM STREET            ZUSSMAN               347       6,829            7,176
ENTERPRISE BUSINESS PARK  BUILDING 1          1,051       6,258            7,309
ENTERPRISE BUSINESS PARK  BUILDING 2            747       4,631            5,378
ENTERPRISE BUSINESS PARK  BUILDING A            119         734              853
ENTERPRISE BUSINESS PARK  BUILDING B            119       1,197            1,316
ENTERPRISE BUSINESS PARK  BUILDING D            243       2,352            2,595
312 PLUM STREET           S & L DATA          2,590      26,834           29,424
TRIANGLE OFFICE PARK      BUILDINGS #1 - #38  1,018      12,541           13,559
GOVERNOR'S HILL           8790 GOVERNOR'S HILL  409       5,047            5,456
GOVERNOR'S HILL           8700 GOVERNOR'S HILL  468       5,936            6,404
GOVERNOR'S HILL           8800 GOVERNOR'S HILL  231       2,789            3,020
GOVERNOR'S HILL           8600 GOVERNOR'S
                           HILL               1,246      19,523           20,769
GOVERNOR'S POINTE         4770 BUILDING         597       8,010            8,607
GOVERNOR'S POINTE         4700 BUILDING         596       5,923            6,519
GOVERNOR'S POINTE         4900 BUILDING         673       4,646            5,319
GOVERNOR'S POINTE         4705 BUILDING         793       8,993            9,786
GOVERNOR'S POINTE         4800 BUILDING         998       5,700            6,698
GOVERNOR'S POINTE         LOWES               3,001       4,243            7,244
GOVERNOR'S POINTE         ANTHEM PRESCRIPTION
                           MGMT.                594       6,096            6,690
GOVERNOR'S POINTE         4660 BUILDING         529       4,782            5,311
BIGG'S SUPERCENTER        BIGG'S SUPERCENTER  3,567       6,176            9,743
GOVERNOR'S POINTE         4605 BUILDING         716      18,032           18,748
MONTGOMERY CROSSING       STEINBERG'S           261         991            1,252
MONTGOMERY CROSSING II    SPORTS UNLIMITED      778       3,892            4,670
GOVERNOR'S PLAZA          KING'S AUTO MALL I  1,124       4,787            5,911
MOSTELLER DIST. CTR       MOSTELLER DIST. CTR 1,320       6,743            8,063
MOSTELLER DIST. CTR       MOSTELLER DIST. CTR
                           II                   828       5,133            5,961
FRANCISCAN HEALTH         FRANCISCAN HEALTH       -       3,248            3,248
PERIMETER PARK            BUILDING A            229       1,317            1,546
PERIMETER PARK            BUILDING B            245       1,045            1,290
CREEK ROAD                BUILDING 1            103         847              950
CREEK ROAD                BUILDING 2            132       1,155            1,287
WEST LAKE CTR             WEST LAKE CTR       2,459      16,970           19,429
EXECUTIVE PLAZA I         EXECUTIVE PLAZA I     729       5,249            5,978
EXECUTIVE PLAZA II        EXECUTIVE PLAZA II    729       5,332            6,061
LAKE FOREST PLACE         LAKE FOREST PLACE   1,954      19,447           21,401
HUNTINGTON BANK           HUNTINGTON BANK       175         229              404
OHIO NATIONAL             OHIO NATIONAL       2,462      24,749           27,211
CORNELL COMMERCE          CORNELL COMMERCE      496       4,816            5,312
ONE ASHVIEW PLACE         ONE ASHVIEW PLACE   1,204      12,503           13,707
REMINGTON PARK            BLDG A                560       1,469            2,029
REMINGTON PARK            BLDG B                560       1,465            2,025
BLUE ASH OFFICE CTR VI    BLUE ASH OFFICE
                           CTR VI               518       2,810            3,328
SKYPORT BUSINESS PARK     SKYPORT BUILDING 1    906       5,901            6,807
APPLEBEES                 APPLEBEES             338           -              338
7910 KENTUCKY DRIVE       7910 KENTUCKY DRIVE   285         749            1,034
7920 KENTUCKY DRIVE       7920 KENTUCKY DRIVE   698       1,250            1,948
KENWOOD EXEC. CTR         KENWOOD EXEC. CTR     606       3,886            4,492

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH          ROCK RUN - NORTH      837       5,526            6,363
ROCK RUN - CTR            ROCK RUN - CTR      1,046       6,829            7,875
ROCK RUN - SOUTH          ROCK RUN - SOUTH      877       5,793            6,670
FREEDOM SQUARE I          FREEDOM SQUARE I      595       3,893            4,488
FREEDOM SQUARE II         FREEDOM SQUARE II   1,746      11,586           13,332
CORPORATE PLAZA I         CORPORATE PLAZA I   2,116      14,111           16,227
CORPORATE PLAZA II        CORPORATE PLAZA II  1,841      12,028           13,869
ONE CORPORATE EXCHANGE    ONE CORPORATE
                           EXCHANGE           1,287       8,578            9,865
FREEDOM SQUARE III        FREEDOM SQUARE III    701       6,195            6,896
6111 OAK TREE             6111 OAK TREE         703       4,572            5,275
CORPORATE PLACE           CORPORATE PLACE     1,165       7,741            8,906
CORPORATE CIRCLE          CORPORATE CIRCLE    1,698      11,451           13,149
LANDERBROOK CORPORATE     LANDERBROOK CORP.   1,807       9,507           11,314
DYMENT                    DYMENT                816       5,293            6,109
JOHNSON CONTROLS          JOHNSON CONTROLS      364       2,356            2,720
SOLON INDUST.PARK         30600 CARTER          821       3,322            4,143
SOLON INDUST.PARK         6230 COCHRAN          601       2,438            3,039
SOLON INDUST.PARK         31900 SOLON-FRONT     474       1,918            2,392
SOLON INDUST.PARK         5821 SOLON            556       2,250            2,806
SOLON INDUST.PARK         6161 COCHRAN          395       1,608            2,003
SOLON INDUST.PARK         5901 HARPER           349       1,418            1,767


SOLON INDUST.PARK         29125 SOLON           505       2,049            2,554
SOLON INDUST.PARK         6661 COCHRAN          245         994            1,239
SOLON INDUST.PARK         6521 DAVIS            128         520              648
SOLON INDUST.PARK         31900 SOLON - REAR     81         329              410
CORPORATE CTR I           CORPORATE CTR I     1,041       7,143            8,184
CORPORATE CTR II          CORPORATE CTR II    1,048       7,564            8,612

COLUMBUS, OHIO
--------------

CORP.PARK AT TUTTLE CRSG  LITEL               2,670      18,931           21,601
CORP.PARK AT TUTTLE CRSG  STERLING 1          1,525      12,752           14,277
CORP.PARK AT TUTTLE CRSG  INDIANA INSURANCE     717       3,160            3,877
CORP.PARK AT TUTTLE CRSG  STERLING 2            605       5,689            6,294
CORP.PARK AT TUTTLE CRSG  JOHN ALDEN LIFE INS.1,066       7,288            8,354
CORP.PARK AT TUTTLE CRSG  CARDINAL HEALTH     1,933      10,665           12,598
CORP.PARK AT TUTTLE CRSG  COMPMANAGEMENT        867       4,367            5,234
CORP.PARK AT TUTTLE CRSG  STERLING 3          1,601       8,435           10,036
CORP.PARK AT TUTTLE CRSG  NATIONWIDE          4,816      18,268           23,084
CORP.PARK AT TUTTLE CRSG  LAZARUS GROUND LEASE  852           -              852
CORP.PARK AT TUTTLE CRSG  XEROX               1,580       9,120           10,700
SUN TV                    SUN TV              2,006      17,682           19,688
SOUTH POINTE              BUILDING D            276       2,987            3,263
SOUTH POINTE              BUILDING E            279       2,046            2,325
PET FOODS BUILD-TO-SUIT   PET FOODS DIST.     1,031       5,465            6,496
GALYAN'S                  GALYAN'S            1,925       3,481            5,406
TUTTLE RETAIL CTR         TUTTLE RETAIL CTR   3,451       6,321            9,772
MBM BUILDING              MBM BUILDING          170       2,030            2,200
METROCTR III              METROCTR III          887       3,685            4,572
SCIOTO CORPORATE CTR      SCIOTO CORP CTR     1,101       3,367            4,468
V.A. HOSPITAL             V.A. HOSPITAL         703       9,717           10,420
PARKWOOD PLACE            PARKWOOD PLACE      1,690      11,477           13,167
TUTTLE CROSSING           UNO'S                 587           -              587

DAYTON, OHIO
------------

SUGARCREEK PLAZA          SUGARCREEK PLAZA      925       6,236            7,161

CHICAGO, ILLINOIS
-----------------

EXECUTIVE TOWERS I        EXECUTIVE TOWERS I  2,652      24,461           27,113
EXECUTIVE TOWERS II       EXECUTIVE TOWERS
                           II                 3,386      31,109           34,495
EXECUTIVE TOWERS III      EXECUTIVE TOWERS
                           III                3,512      32,215           35,727

DECATUR, ILLINOIS
-----------------

PARK 101                  BUILDING #3           280       3,187            3,467
PARK 101                  BUILDING #8           185       1,613            1,798
PARK 101                  ILL POWER LAND LEASE  212           -              212

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA            LAKEWOOD PLAZA        786       8,354            9,140

CHAMPAIGN, ILLINOIS
--------------------

MARKET VIEW SHOPPING CTR  MARKET VIEW CTR       755       6,611            7,366

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I                LAUMEIER I          1,386       9,998           11,384
LAUMEIER II               LAUMEIER II         1,422       9,927           11,349
WESTVIEW PLACE            WESTVIEW PLACE        673       9,201            9,874
WESTMARK                  WESTMARK            1,207      10,454           11,661
ALFA - LAVAL              ALFA - LAVAL        1,158       5,300            6,458
I-70 CENTER               I-70 CENTER           950       4,154            5,104
1920 BELTWAY              1920 BELTWAY          616       1,487            2,103
POINT 70                  3322 NGIC           2,615      10,702           13,317
POINT 70                  3300 POINTE 70      1,186       7,375            8,561
RIVERPORT TOWER           RIVERPORT TOWER     3,251      29,513           32,764
SCRIPTS BUILDING          SCRIPTS BUILDING      942       8,547            9,489
RIVERPORT DIST.           RIVERPORT DIST.       242       2,206            2,448


SCHULTZ BUILDING         SCHULTZ BUILDING       216       1,958            2,174
MARYVILLE CENTER         500 MARYVILLE CTR    3,402      27,044           30,446
MARYVILLE CENTER         530 MARYVILLE CTR    2,219      14,420           16,639
MARYVILLE CENTER         550 MARYVILLE CTR    2,219      13,106           15,325
MARYVILLE CENTER         635 MARYVILLE CTR    1,996      11,779           13,775
MARYVILLE CENTER         655 MARYVILLE CTR    3,048      16,652           19,700
MARYVILLE CENTER         540 MARYVILLE CTR    1,860      12,340           14,200
TWIN OAKS                TWIN OAKS              566       8,155            8,721
SOUTHPORT I              SOUTHPORT I            192         809            1,001
SOUTHPORT II             SOUTHPORT II           151         644              795
SOUTHPORT COMMERCE CTR   SOUTHPORT COMMERCE
                          CTR                   233         995            1,228

MINNEAPOLIS, MINNESOTA
----------------------

ENTERPRISE INDUST. CTR  ENTERPRISE INDUST. CTR  874       4,884            5,758
APOLLO DIST. CTR        APOLLO DIST. CTR        866       4,842            5,708
SIBLEY INDUST. CTRI     SIBLEY INDUST. CTR I    360       2,012            2,372
SIBLEY INDUST. CTR II   SIBLEY INDUST. CTR II   234       1,449            1,683
SIBLEY INDUST. CTR III  SIBLEY INDUST.
                         CTR III                213       1,191            1,404
YANKEE PLACE            YANKEE PLACE          2,822      15,777           18,599
LARC INDUST. PARK I     LARC INDUST. PARK I     284       1,579            1,863
LARC INDUST. PARK II    LARC INDUST. PARK II    227       1,268            1,495
LARC INDUST. PARK III   LARC INDUST. PARK III   138         764              902
LARC INDUST. PARK IV    LARC INDUST. PARK IV     91         510              601
LARC INDUST. PARK V     LARC INDUST. PARK V      97         541              638
LARC INDUST. PARK VI    LARC INDUST. PARK VI    377       2,107            2,484
LARC INDUST. PARK VII   LARC INDUST. PARK VII   245       1,376            1,621
HAMPSHIRE DIST CTR      HAMPSHIRE DIST CTR
 NORTH                   NORTH                  782       4,370            5,152
HAMPSHIRE DIST CTR      HAMPSHIRE DIST CTR
 SOUTH                   SOUTH                  910       5,085            5,995
PENN CORPORATE BLDG.    PENN CORPORATE BLDG.    315       1,762            2,077
BLOOMINGTON INDUST.     BLOOMINGTON INDUST.
 CTR                     CTR                     628       3,508           4,136
EDINA INTERCHANGE I     EDINA INTERCHANGE I      637       3,560           4,197
EDINA INTERCHANGE II    EDINA INTERCHANGE II     437       2,444           2,881
EDINA INTERCHANGE III   EDINA INTERCHANGE III    493       2,754           3,247
EDINA INTERCHAGE IV     EDINA INTERCHAGE IV      230       1,286           1,516
EDINA INTERCHANGE V     EDINA INTERCHANGE V      982       5,489           6,471
PAKWA BUSINESS PARK I   PAKWA BUSINESS PARK I    351       1,962           2,313
PAKWA BUSINESS PARK II  PAKWA BUSINESS PARK II   218       1,211           1,429
PAKWA BUSINESS PARK III PAKWA BUSINESS PARK III  251       1,403           1,654
7540 BUSH LAKE ROAD     7540 BUSH LAKE ROAD      477       2,669           3,146
CAHILL BUSINESS CTR     CAHILL BUSINESS CTR      513       2,897           3,410
10801 RED CIRCLE DR.    10801 RED CIRCLE DR.     533       2,981           3,514
ENCORE PARK             ENCORE PARK              984       5,503           6,487
JOHNSON BUILDING        JOHNSON BUILDING         558       3,124           3,682
CORNERSTONE BUS. CTR    CORNERSTONE BUS. CTR   1,469       8,212           9,681
WESTSIDE BUS. PARK      WESTSIDE BUS. PARK     1,189       6,646           7,835
KNOX LAND LEASE         KNOX LAND LEASE        1,066           -           1,066
OXFORD INDUST. OXFORD   INDUSTRIAL               103         576             679
CEDAR LAKE BUS.         CEDAR LAKE BUS.
 CTR                     CTR                     334       1,868           2,202
MEDICINE LAKE INDUST.   MEDICINE LAKE INDUST.
 CTR                     CTR                   1,158       6,472           7,630
MEDICINE LAKE PROF      MEDICINE LAKE PROF
 BLDG                    BLDG                     77         430             507
801 ZANE AVE NORTH      801 ZANE AVE NORTH       369       2,064           2,433
DECATUR BUSINESS CTR    DECATUR BUSINESS CTR     436       2,454           2,890
SANDBURG INDUST. CTR    SANDBURG INDUST. CTR     456       2,551           3,007
CRYSTAL INDUST. CTR     CRYSTAL INDUST. CTR      456       2,600           3,056
BASS LAKE BUSINESS CTR  BASS LAKE BUSINESS CTR   299       1,669           1,968
UNIVERSITY LAND LEASE   UNIVERSITY LAND LEASE    296           -             296
ELIMINATIONS                                       -      (1,955)        (1,955)
                                              -------  ---------       --------
                        TOTALS               231,614   1,591,604       1,823,218
                                             ========  =========       =========

                                            ACCUM    DATE OF       DATE     DEPR
LOCATION / DEVELOPMENT      BUILDING        DEPR     CONSTRUCTION  ACQUIRED LIFE
----------------------      --------        -----    ------------  -------- ----
INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK    BUILDING #32          286    1978          1986   (4)
PARK 100 BUSINESS PARK    BUILDING #34          557    1979          1986   (4)
PARK 100 BUSINESS PARK    BUILDING #38           30    1978          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #79          337    1988          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #80          297    1988          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #83          286    1989          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #84          291    1989          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #95          508    1993          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #96        1,061    1994          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #97          837    1994          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #98        1,030    1968          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #100         303    1995          1995   (4)
PARK 100 BUSINESS PARK    BUILDING #107         162    1984          1995   (4)
PARK 100 BUSINESS PARK    BUILDING #109         577    1985          1986   (4)
PARK 100 BUSINESS PARK    BUILDING #116         782    1988          1988   (4)
PARK 100 BUSINESS PARK    BUILDING #118         383    1988          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #119         431    1989          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #121         114    1989          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #122         451    1990          1993   (4)
PARK 100 BUSINESS PARK    BUILDING #125         621    1994          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #126         177    1984          1994   (4)
PARK 100 BUSINESS PARK    BUILDING #127         163    1995          1995   (4)
PARK 100 BUSINESS PARK    BUILDING #128         773    1996          1996   (4)
PARK 100 BUSINESS PARK    BUILDING #129         221    1996          1996   (4)
PARK 100 BUSINESS PARK    BUILDING #130         196    1996          1996   (4)
PARK 100 BUSINESS PARK    BUILDING #131         197    1997          1997   (4)
PARK 100 BUSINESS PARK    BUILDING #132           8    1997          1997   (4)
PARK 100 BUSINESS PARK    BUILDING #133           6    1997          1997   (4)
GEORGETOWN ROAD           BUILDING 1             66    1987          1996   (4)
GEORGETOWN ROAD           BUILDING 2             71    1987          1996   (4)
GEORGETOWN ROAD           BUILDING 3             52    1987          1996   (4)
PARK 100 BUSINESS PARK    UPS LAND LEASE          3     N/A          1997   (4)
PARK 100 BUSINESS PARK    NORGATE LAND LEASE      -     N/A          1995   (4)
PARK 100 BUSINESS PARK    KENNY ROGERS LAND
                           LEASE                  1     N/A          1995   (4)
PARK 100 BUSINESS PARK    SCHAHET HOTELS LAND
                           LEASE                  -     N/A          1995   (4)
PARK 100 BUSINESS PARK    NORCO LAND LEASE        5     N/A          1995   (4)
PARK 100 BUSINESS PARK    ZOLLMAN LAND LEASE      -     N/A          1994   (4)
SHADELAND STATION         7351 SHADELAND        199    1983          1993   (4)
SHADELAND STATION         BUILDING #204/205     923    1984          1986   (4)
SHADELAND STATION         7240 SHADELAND      1,162    1985          1993   (4)
SHADELAND STATION         7330 SHADELAND        919    1988          1988   (4)
SHADELAND STATION         7369 SHADELAND        126    1989          1993   (4)
SHADELAND STATION         7340 SHADELAND        280    1989          1993   (4)
SHADELAND STATION         7400 SHADELAND        455    1990          1993   (4)
CASTLETON CORNER          CUB PLAZA           1,510    1986          1986   (4)
CASTLETON SHOPPING CTR.   MICHAEL'S PLAZA       440    1984          1993   (4)
SOUTH PARK, INDIANA       BUILDING #1           462    1989          1993   (4)
SOUTH PARK, INDIANA       BUILDING #2           493    1990          1993   (4)
SOUTH PARK, INDIANA       BUILDING #3           458    1990          1993   (4)
SOUTH PARK, INDIANA       BRYLANE PKG LOT
                           LEASE                 14     N/A          1994   (4)
GREENWOOD CORNER          GREENWOOD CORNER      999    1986          1986   (4)
GREENWOOD CORNER          1st INDIANA BANK       27    1988          1993   (4)
                           BRANCH
ST. FRANCIS               ST. FRANCIS           780    1995          1995   (4)
COMMUNITY MOB             COMMUNITY MOB         234    1995          1995   (4)
HILLSDALE TECHNECENTER    BUILDING #4           580    1987          1993   (4)
HILLSDALE TECHNECENTER    BUILDING #5           426    1987          1993   (4)
HILLSDALE TECHNECENTER    BUILDING #6           442    1987          1993   (4)
KEYSTONE AT THE CROSSING  8465 KEYSTONE          94    1983          1995   (4)
WOODFIELD AT THE CROSSING WOODFIELD II        1,247    1987          1993   (4)
WOODFIELD AT THE CROSSING WOODFIELD III       2,677    1989          1993   (4)
KEYSTONE AT THE CROSSING  8555 KATC              69    1985          1997   (4)
KEYSTONE AT THE CROSSING  3520 COMMERCE CRSG    221    1976          1993   (4)
ONE PARKWOOD              ONE PARKWOOD          569    1989          1995   (4)
TWO PARKWOOD              TWO PARKWOOD          675    1996          1996   (4)
THREE PARKWOOD            THREE PARKWOOD        169    1997          1997   (4)
PALOMAR                   PALOMAR               113    1973          1995   (4)
FRANKLIN ROAD BUS. CTR.   FRANKLIN ROAD
                           BUS. CTR.            492    1962          1995   (4)
NAMPAC BUILDING           NAMPAC BUILDING       115    1974          1995   (4)
HAMILTON CROSSING         BUILDING #1           342    1989          1993   (4)
HAMILTON CROSSING         BUILDING #2            15    1997          1997   (4)
KEYSTONE AT THE CROSSING  F.C. TUCKER BLDG.      29    1978          1993   (4)
PARK FLETCHER             BUILDING #14          102    1978          1995   (4)

6060 GUION RD (VANSTAR)   6060 GUION RD
                           (VANSTAR)            103   1968           1996   (4)
NORTH AIRPORT PARK        BUILDING #2           260   1997           1997   (4)
4750 KENTUCKY AVE         4750 KENTUCKY AVE.     78   1974           1996   (4)
4316 W.MINNESOTA          4316 W.MINNESOTA       78   1970           1996   (4)

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING        COLDWATER SHOPPES   1,504   1990           1994   (4)

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER       AMERICAN AIR FILTER   153   1996           1996   (4)
PURITY WHOLESALE          PURITY WHOLESALE      132   1997           1997   (4)
PAMIDA                    PAMIDA                107   1997           1997   (4)

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING         KEEBLER BUILDING        86   1985           1995   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #2            213   1988           1993   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #3            326   1988           1993   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #4            229   1988           1993   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #5            477   1988           1993   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #6            721   1989           1993   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #7            308   1995           1995   (4)
HAYWOOD OAKS TECHNECTR   BUILDING #8             54   1997           1997   (4)
GREENBRIAR BUS. PARK     GREENBRIAR             555   1986           1993   (4)

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY      CR SERVICES            359   1994           1994   (4)
SOUTHPARK, KENTUCKY      BUILDING #1            433   1990           1993   (4)
SOUTHPARK, KENTUCKY      BUILDING #3            374   1991           1993   (4)
SOUTHPARK, KENTUCKY      REDKEN                 284   1994           1994   (4)

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE          EMPIRE COMMERCE        123   1973           1996   (4)
SOFA EXPRESS             SOFA EXPRESS            13   1997           1997   (4)

CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER     BUILDING #17         2,021   1985           1986   (4)
PARK 50 TECHNECENTER     BUILDING #20         1,704   1987           1988   (4)
PARK 50 TECHNECENTER     BUILDING #25           510   1989           1993   (4)
PARK 50 TECHNECENTER     SDRC BUILDING        2,081   1991           1993   (4)
FIDELITY DRIVE           DUN & BRADSTREET       894   1972           1986   (4)
WORLD PARK               BUILDING #5          1,126   1987           1990   (4)
WORLD PARK               BUILDING #6            987   1987           1990   (4)
WORLD PARK               BUILDING #7            943   1987           1990   (4)
WORLD PARK               BUILDING #8            595   1989           1993   (4)
WORLD PARK               BUILDING #9            438   1989           1993   (4)
WORLD PARK               BUILDING #11           596   1989           1993   (4)
WORLD PARK               BUILDING #14           421   1989           1993   (4)
WORLD PARK               BUILDING #15           341   1990           1993   (4)
WORLD PARK               BUILDING #16           324   1989           1993   (4)
WORLD PARK               BUILDING #18
                          (BEIERSDORF)           40   1997           1997   (4)
EASTGATE PLAZA           EASTGATE PLAZA         343   1990           1995   (4)
FAIRFIELD BUSINESS CTR.  BUILDING D              93   1990           1995   (4)
FAIRFIELD BUSINESS CTR.  BUILDING E             149   1990           1995   (4)
UNIVERSITY MOVING        UNIVERSITY MOVING      118   1991           1995   (4)
TRI-COUNTY OFFICE PARK   BUILDINGS #1 - #4      785   1971           1993   (4)
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA       938   1990           1993   (4)
GOVERNOR'S PLAZA         KING'S MALL II         463   1988           1989   (4)
GOVERNOR'S PLAZA         KOHLS                  292   1994           1994   (4)
SOFA EXPRESS             SOFA EXPRESS            46   1995           1995   (4)

OFFICE MAX               OFFICE MAX              78   1995           1995   (4)
312 ELM BUILDING         312 ELM              5,499   1992           1993   (4)
311 ELM STREET           ZUSSMAN                800   1902           1993   (4)
ENTERPRISE BUSINESS PARK BUILDING 1             689   1990           1993   (4)
ENTERPRISE BUSINESS PARK BUILDING 2             793   1990           1993   (4)
ENTERPRISE BUSINESS PARK BUILDING A              49   1987           1995   (4)
ENTERPRISE BUSINESS PARK BUILDING B              78   1988           1995   (4)
ENTERPRISE BUSINESS PARK BUILDING D             225   1989           1995   (4)
312 PLUM STREET          S & L DATA           3,041   1987           1993   (4)
TRIANGLE OFFICE PARK     BUILDINGS #1 - #38   4,681   1965           1986   (4)
GOVERNOR'S HILL          8790 GOVERNOR'S HILL   619   1985           1991   (4)
GOVERNOR'S HILL          8700 GOVERNOR'S HILL   618   1985           1993   (4)
GOVERNOR'S HILL          8800 GOVERNOR'S HILL 1,148   1985           1986   (4)
GOVERNOR'S HILL          8600 GOVERNOR'S HILL 2,281   1986           1991   (4)
GOVERNOR'S POINTE        4770 BUILDING        1,955   1986           1988   (4)
GOVERNOR'S POINTE        4700 BUILDING        1,436   1987           1988   (4)
GOVERNOR'S POINTE        4900 BUILDING        1,298   1987           1989   (4)
GOVERNOR'S POINTE        4705 BUILDING        1,102   1988           1993   (4)
GOVERNOR'S POINTE        4800 BUILDING          847   1989           1993   (4)
GOVERNOR'S POINTE        LOWES                   37   1997           1997   (4)
GOVERNOR'S POINTE        ANTHEM PRESCRIP.MGMT.   74   1997           1997   (4)
GOVERNOR'S POINTE        4660 BUILDING           59   1997           1997   (4)
BIGG'S SUPERCENTER       BIGG'S SUPERCENTER     292   1996           1996   (4)
GOVERNOR'S POINTE        4605 BUILDING        1,951   1990           1993   (4)
MONTGOMERY CROSSING      STEINBERG'S             74   1993           1993   (4)
MONTGOMERY CROSSING II   SPORTS UNLIMITED       321   1994           1994   (4)
GOVERNOR'S PLAZA         KING'S AUTO MALL I   1,108   1990           1993   (4)
MOSTELLER DIST. CTR.     MOSTELLER DIST. CTR.   469   1957           1996   (4)
MOSTELLER DIST. CTR.     MOSTELLER DIST. CTR.
                          II                     23   1997           1997   (4)
FRANCISCAN HEALTH        FRANCISCAN HEALTH      135   1996           1996   (4)
PERIMETER PARK           BUILDING A              38   1991           1996   (4)
PERIMETER PARK           BUILDING B              32   1991           1996   (4)
CREEK ROAD               BUILDING 1              25   1971           1996   (4)
CREEK ROAD               BUILDING 2              34   1971           1996   (4)
WEST LAKE CTR.           WEST LAKE CTR.         631   1981           1996   (4)
EXECUTIVE PLAZA I        EXECUTIVE PLAZA I      135   1980           1996   (4)
EXECUTIVE PLAZA II       EXECUTIVE PLAZA II     138   1981           1996   (4)
LAKE FOREST PLACE        LAKE FOREST PLACE      651   1985           1996   (4)
HUNTINGTON BANK          HUNTINGTON BANK          8   1986           1996   (4)
OHIO NATIONAL            OHIO NATIONAL        1,312   1996           1996   (4)
CORNELL COMMERCE         CORNELL COMMERCE       280   1989           1996   (4)
ONE ASHVIEW PLACE        ONE ASHVIEW PLACE      117   1989           1997   (4)
REMINGTON PARK           BLDG A                  12   1982           1997   (4)
REMINGTON PARK           BLDG B                  12   1982           1997   (4)
BLUE ASH OFFICE CTR VI   BLUE ASH OFFICE
                          CTR VI                 16   1989           1997   (4)
SKYPORT BUSINESS PARK    SKYPORT BUILDING 1     102   1996           1997   (4)
APPLEBEES                APPLEBEES                2    N/A           1997   (4)
7910 KENTUCKY DRIVE      7910 KENTUCKY DRIVE      9   1980           1997   (4)
7920 KENTUCKY DRIVE      7920 KENTUCKY DRIVE     14   1974           1997   (4)
KENWOOD EXEC. CTR.       KENWOOD EXEC. CTR.       -   1981           1997   (4)

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH         ROCK RUN - NORTH       277   1984           1996   (4)
ROCK RUN - CTR.          ROCK RUN - CTR.        323   1985           1996   (4)
ROCK RUN - SOUTH         ROCK RUN - SOUTH       295   1986           1996   (4)
FREEDOM SQUARE I         FREEDOM SQUARE I       186   1980           1996   (4)
FREEDOM SQUARE II        FREEDOM SQUARE II      552   1987           1996   (4)
CORPORATE PLAZA I        CORPORATE PLAZA I      714   1989           1996   (4)
CORPORATE PLAZA II       CORPORATE PLAZA II     543   1991           1996   (4)
ONE CORPORATE EXCHANGE   ONE CORPORATE
                           EXCHANGE             418   1989           1996   (4)
FREEDOM SQUARE III       FREEDOM SQUARE III     113   1997           1997   (4)
6111 OAK TREE            6111 OAK TREE           28   1979           1997   (4)
CORPORATE PLACE          CORPORATE PLACE        214   1988           1996   (4)
CORPORATE CIRCLE         CORPORATE CIRCLE       328   1983           1996   (4)
LANDERBROOK CORPORATE    LANDERBROOK CORPORATE   59   1997           1997   (4)
DYMENT                   DYMENT                  88   1988           1997   (4)
JOHNSON CONTROLS         JOHNSON CONTROLS        39   1972           1997   (4)
SOLON INDUST.PARK        30600 CARTER            16   1971           1997   (4)
SOLON INDUST.PARK        6230 COCHRAN            12   1977           1997   (4)
SOLON INDUST.PARK        31900 SOLON - FRONT      9   1974           1997   (4)
SOLON INDUST.PARK        5821 SOLON              11   1970           1997   (4)
SOLON INDUST.PARK        6161 COCHRAN             8   1978           1997   (4)
SOLON INDUST.PARK        5901 HARPER              7   1970           1997   (4)

SOLON INDUST.PARK        29125 SOLON             10   1980           1997   (4)
SOLON INDUST.PARK        6661 COCHRAN             5   1979           1997   (4)
SOLON INDUST.PARK        6521 DAVIS               3   1979           1997   (4)
SOLON INDUST.PARK        31900 SOLON - REAR       2   1982           1997   (4)
CORPORATE CTR. I         CORPORATE CTR. I       303   1985           1996   (4)
CORPORATE CTR. II        CORPORATE CTR. II      307   1987           1996   (4)

COLUMBUS, OHIO
--------------

CORP.PARK AT TUTTLE
 CRSG                    LITEL                1,923   1990           1993   (4)
CORP.PARK AT TUTTLE
 CRSG                    STERLING 1           1,301   1990           1993   (4)
CORP.PARK AT TUTTLE
 CRSG                    INDIANA INSURANCE      617   1994           1994   (4)
CORP.PARK AT TUTTLE
 CRSG                    STERLING 2             383   1995           1995   (4)
CORP.PARK AT TUTTLE
 CRSG                    JOHN ALDEN LIFE INS.   521   1995           1995   (4)
CORP.PARK AT TUTTLE
 CRSG                    CARDINAL HEALTH      1,189   1995           1995   (4)
CORP.PARK AT TUTTLE
 CRSG                    COMPMANAGEMENT          27   1997           1997   (4)
CORP.PARK AT TUTTLE
 CRSG                    STERLING 3             419   1996           1995   (4)
CORP.PARK AT TUTTLE
 CRSG                    NATIONWIDE           1,101   1996           1996   (4)
CORP.PARK AT TUTTLE      LAZARUS
 CRSG                     GROUND LEASE            -    N/A           1996   (4)
CORP.PARK AT TUTTLE
 CRSG                    XEROX                  922   1992           1994   (4)
SUN TV                   SUN TV                 225   1995           1997   (4)
SOUTH POINTE             BUILDING D              18   1997           1997   (4)
SOUTH POINTE             BUILDING E               8   1997           1997   (4)
PET FOODS BUILD-TO-SUIT  PET FOODS DIST.        435   1993           1993   (4)
GALYAN'S                 GALYAN'S               267   1984           1994   (4)
TUTTLE RETAIL CTR.       TUTTLE RETAIL CTR.     343   1995           1995   (4)
MBM BUILDING             MBM BUILDING           148   1978           1994   (4)
METROCENTER III          METROCENTER III        272   1983           1996   (4)
SCIOTO CORPORATE CTR.    SCIOTO CORPORATE CTR.   96   1987           1996   (4)
V.A. HOSPITAL            V.A. HOSPITAL          773   1994           1994   (4)
PARKWOOD PLACE           PARKWOOD PLACE         213   1997           1997   (4)
TUTTLE CROSSING          UNO'S                         N/A           1997   (4)

DAYTON, OHIO
------------

SUGARCREEK PLAZA         SUGARCREEK PLAZA     1,462   1988           1988   (4)

CHICAGO, ILLINOIS
-----------------

EXECUTIVE TOWERS I       EXECUTIVE TOWERS I     223   1983           1997   (4)
EXECUTIVE TOWERS II      EXECUTIVE TOWERS II    278   1984           1997   (4)
EXECUTIVE TOWERS III     EXECUTIVE TOWERS III   296   1987           1997   (4)

DECATUR, ILLINOIS
-----------------

PARK 101                 BUILDING #3          1,082   1979           1986   (4)
PARK 101                 BUILDING #8            471   1980           1986   (4)
PARK 101                 ILL POWER LAND LEASE     -    N/A           1994   (4)

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA           LAKEWOOD PLAZA       1,895   1987           1988   (4)

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW SHOPPING CTR MARKET VIEW CTR.     1,946   1985           1986   (4)

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I               LAUMEIER I             775   1987           1995   (4)
LAUMEIER II              LAUMEIER II            720   1988           1995   (4)
WESTVIEW PLACE           WESTVIEW PLACE         704   1988           1995   (4)
WESTMARK                 WESTMARK               564   1987           1995   (4)
ALFA - LAVAL             ALFA - LAVAL           153   1996           1996   (4)
I-70 CENTER              I-70 CENTER            159   1986           1996   (4)
1920 BELTWAY             1920 BELTWAY            53   1986           1996   (4)
POINT 70                 3322 NGIC                -   1987           1997   (4)
POINT 70                 3300 POINTE 70         130   1989           1997   (4)
RIVERPORT TOWER          RIVERPORT TOWER        209   1991           1997   (4)
SCRIPTS BUILDING         SCRIPTS BUILDING        56   1992           1997   (4)
RIVERPORT DISTRIBUTION   RIVERPORT DIST.         15   1990           1997   (4)

SCHULTZ BUILDING         SCHULTZ BUILDING        13   1989           1997   (4)
MARYVILLE CENTER         500 MARYVILLE CTR.     191   1984           1997   (4)
MARYVILLE CENTER         530 MARYVILLE CTR.      97   1990           1997   (4)
MARYVILLE CENTER         550 MARYVILLE CTR.      90   1988           1997   (4)
MARYVILLE CENTER         635 MARYVILLE CTR.      92   1987           1997   (4)
MARYVILLE CENTER         655 MARYVILLE CTR.     115   1994           1997   (4)
MARYVILLE CENTER         540 MARYVILLE CTR.      82   1990           1997   (4)
TWIN OAKS                TWIN OAKS               53   1994           1997   (4)
SOUTHPORT I              SOUTHPORT I              5   1977           1997   (4)
SOUTHPORT II             SOUTHPORT II             5   1978           1997   (4)
SOUTHPORT COMMERCE CTR   SOUTHPORT COMMERCE CTR   7   1978           1997   (4)

MINNEAPOLIS, MINNESOTA
----------------------

ENTERPRISE INDUSTRIAL    ENTERPRISE INDUSTRIAL
 CTR.                     CTR.                   21   1979           1997   (4)
APOLLO DISTRIBUTION CTR. APOLLO DISTRIBUTION
                          CTR.                   21   1997           1997   (4)
SIBLEY INDUST.CTR. I     SIBLEY INDUST. CTR. I    9   1973           1997   (4)
SIBLEY INDUST.CTR. II    SIBLEY INDUST. CTR. II   6   1972           1997   (4)
SIBLEY INDUST.CTR. III   SIBLEY INDUST. CTR. III  5   1967           1997   (4)
YANKEE PLACE             YANKEE PLACE            68   1986           1997   (4)
LARC INDUSTRIAL PARK I   LARC INDUST. PARK I      7   1977           1997   (4)
LARC INDUSTRIAL PARK II  LARC INDUST. PARK II     5   1976           1997   (4)
LARC INDUSTRIAL PARK III LARC INDUST. PARK III    3   1980           1997   (4)
LARC INDUSTRIAL PARK IV  LARC INDUST. PARK IV     2   1980           1997   (4)
LARC INDUSTRIAL PARK V   LARC INDUST. PARK V      2   1980           1997   (4)
LARC INDUSTRIAL PARK VI  LARC INDUST. PARK VI     9   1975           1997   (4)
LARC INDUSTRIAL PARK VII LARC INDUST. PARK VII    6   1973           1997   (4)
HAMPSHIRE DIST CTR. N.   HAMPSHIRE DIST CTR. N.  19   1979           1997   (4)
HAMPSHIRE DIST CTR. S.   HAMPSHIRE DIST CTR. S.  22   1979           1997   (4)
PENN CORPORATE BUILDING  PENN CORP. BUILDING      8   1977           1997   (4)
BLOOMINGTON INDUST.CTR.  BLOOMINGTON INDUST.CTR  15   1963           1997   (4)
EDINA INTERCHANGE I      EDINA INTERCHANGE I     15   1995           1997   (4)
EDINA INTERCHANGE II     EDINA INTERCHANGE II    11   1980           1997   (4)
EDINA INTERCHANGE III    EDINA INTERCHANGE III   12   1981           1997   (4)
 EDINA INTERCHAGE IV     EDINA INTERCHAGE IV      6   1974           1997   (4)
EDINA INTERCHANGE V      EDINA INTERCHANGE V     24   1974           1997   (4)
PAKWA BUSINESS PARK I    PAKWA BUSINESS PARK I    8   1979           1997   (4)
PAKWA BUSINESS PARK II   PAKWA BUSINESS PARK II   5   1979           1997   (4)
PAKWA BUSINESS PARK III  PAKWA BUSINESS PARK III  6   1979           1997   (4)
7540 BUSH LAKE ROAD      7540 BUSH LAKE ROAD     11   1967           1997   (4)
CAHILL BUSINESS CTR.     CAHILL BUSINESS CTR.    13   1980           1997   (4)
10801 RED CIRCLE DRIVE   10801 RED CIRCLE DRIVE  13   1977           1997   (4)
ENCORE PARK              ENCORE PARK             24   1977           1997   (4)
JOHNSON BUILDING         JOHNSON BUILDING        14   1974           1997   (4)
CORNERSTONE BUSINESS     CORNERSTONE BUSINESS
  CTR.                    CTR.                   35   1996           1997   (4)
WESTSIDE BUSINESS PARK   WESTSIDE BUS. PARK      29   1987           1997   (4)
KNOX LAND LEASE          KNOX LAND LEASE          -    N/A           1997   (4)
OXFORD INDUSTRIAL        OXFORD INDUSTRIAL        2   1971           1997   (4)
CEDAR LAKE BUSINESS CTR. CEDAR LAKE BUS. CTR.     8   1976           1997   (4)
MEDICINE LAKE            MEDICINE LAKE
 INDUST.CTR.              INDUST.CTR.            28   1970           1997   (4)
MEDICINE LAKE            MEDICINE LAKE
 PROF BLDG                PROF BLDG               2   1970           1997   (4)
801 ZANE AVE NORTH       801 ZANE AVE NORTH       9   1978           1997   (4)
DECATUR BUSINESS CTR.    DECATUR BUSINESS CTR.   10   1982           1997   (4)
SANDBURG INDUSTRIAL CTR. SANDBURG INDUSTRIAL
                          CTR.                   11   1973           1997   (4)
CRYSTAL INDUSTRIAL CTR.  CRYSTAL INDUSTRIAL
                          CTR.                   14   1974           1997   (4)
BASS LAKE BUSINESS CTR.  BASS LAKE BUSINESS
                          CTR.                    7   1981           1997   (4)
UNIVERSITY LAND LEASE    UNIVERSITY LAND LEASE    -    N/A           1997   (4)
ELIMINATIONS                                      -
                                            -------
                             TOTALS         116,264
                                            =======

DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

   (1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

   (2) The Partnership owns a 66.67% interest in the partnership owning this building. The Partnership shares in the cash flow of this building in accordance with the Partnership's partnership interests.

   (3) The four buildings comprising Tri-County Office Park were constructed in 1971,1973, and 1982.

    (4) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

                          Real Estate Assets            Accumulated Depreciation
                    -----------------------------   ----------------------------
                     1997       1996       1995      1997       1996      1995
                    ------     ------      ------   ------     ------    ------
Balance at
 beginning
 of year        $1,181,431   $804,164    $653,552   $ 82,207   $56,335   $38,058

 Acquisitions      525,751    213,979     114,705          -         -         -
 Construction
  costs and
  tenant
  improvements     156,745    173,186      84,790          -         -         -
 Depreciation
  expense                -          -           -     39,768    27,569    20,416
 Acquisition of
  minority
  interest and
  joint venture
  interest          19,446     21,627         796          -         -         -
                 ---------  ---------     -------    -------    ------    ------
                 1,883,373  1,212,956     853,843    121,975    83,904    58,474

Deductions during year:

 Cost of real
  estate sold      (32,333)   (11,347)     (4,393)    (4,224)     (586)  (1,259)
 Contribution to
  Joint Venture    (27,873)   (19,175)    (44,725)      (950)     (108)    (319)
 Other                  51     (1,003)       (561)      (537)   (1,003)    (561)
                 --------- ----------     -------    -------    ------   ------
                $1,823,218 $1,181,431    $804,164   $116,264   $82,207  $56,335
                 =========  =========     =======    =======    ======   ======

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

                                             DUKE REALTY LIMITED PARTNERSHIP
                                             By: DUKE REALTY INVESTMENTS, INC.
                                             ITS GENERAL PARTNER


          March    20, 1998             By:  /s/  Thomas L. Hefner
                                        -----------------------------
                                        Thomas L. Hefner
                                        President and Chief Executive Officer


          By:                           /s/ Darell E. Zink, Jr.
                                        ------------------------
                                        Darell E. Zink, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer


                                        By: /s/ Dennis D. Oklak
                                        ------------------------
                                        Dennis D. Oklak
                                        Executive Vice President and
                                        Chief Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title


     /s/ John W. Wynne *           3/20/98        Chairman of the Board
     ------------------------
     John W. Wynne

     /s/ Thomas L. Hefner *        3/20/98        President and Chief Executive
     ------------------------
     Thomas L. Hefner                              Officer and Director

     /s/ Darell E. Zink, Jr. *     3/20/98        Executive Vice President and
     ------------------------                      Chief Financial Officer and
     Darell E. Zink, Jr                            Director


     /s/ Dennis D. Oklak *         3/20/98        Executive Vice President and
     --------------------                         Chief Administrative Officer
     Dennis D. Oklak


     /s/ Geoffrey Button *      3/20/98           Director
     -------------------
     Geoffrey Button

     /s/ John D. Peterson *     3/20/98           Director
     --------------------
     John D. Peterson

     /s/ Ngaire E. Cuneo *      3/20/98           Director
     ------------------
     Ngaire E. Cuneo

     /s/ L. Ben Lytle *         3/20/98           Director
     ------------------
     L. Ben Lytle

     /s/ Jay J. Strauss *       3/20/98           Director
     -------------------
     Jay J. Strauss

     /s/ Howard L. Feinsand *   3/20/98           Director
     ----------------------
     Howard L. Feinsand

     /s/ James E. Rogers *      3/20/98           Director
     ----------------------
     James E. Rogers

     /s/ Daniel C. Staton       3/20/98           Director
     ----------------------
     Daniel C. Staton


     By:  Dennis D. Oklak,        ------------------------------
          Attorney-in-Fact        /s/ Dennis D. Oklak

                                - 54 -



