Form 10-Q
period 1998-03-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1998-05-18
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1998
                                        --------------

                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to             .
                                     ---------          -------

-----------------------------------------------------------------------------
     Commission File Number: 0-20625
                             -------
                      DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

      Indiana                                       35-1898425
-----------------------                      -----------------------

                  Address of principal executive offices:

                    8888 Keystone Crossing, Suite 1200
                    ----------------------------------
                      Indianapolis, Indiana    46240
                      ------------------------------

                        Telephone:  (317) 846-4700
                       -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ----     ---

The number of Limited Partnership Units outstanding as of May 5, 1998 was 91,550,173.

                      DUKE REALTY LIMITED PARTNERSHIP

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
        March 31, 1998 (Unaudited) and December 31, 1997           2

     Condensed Consolidated Statements of Operations for
      the three months ended March 31, 1998 and 1997
      (Unaudited)                                                  3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998  and 1997 (Unaudited)     4

     Condensed Consolidated Statement of Partners' Equity for
       the three months ended March 31, 1998 (Unaudited)           5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                               6-7

     Independent Accountants' Review Report                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      9-15


Part II - Other Information


     Item 1.        Legal Proceedings                             16
     Item 2.        Changes in Securities                         16
     Item 3.        Defaults Upon Senior Securities               16
     Item 4.        Submission of Matters to a Vote
                     of Security Holders                          16
     Item 5.        Other Information                             16
     Item 6.        Exhibits and Reports on Form 8-K              16

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                 March 31,    December 31,
                                                   1998          1997
                                                 --------     ------------
     ASSETS                                            (Unaudited)
     ------
Real estate investments:
 Land and improvements                        $  243,417      $  231,614
 Buildings and tenant improvements             1,695,001       1,591,604
 Construction in progress                        100,203         107,242
 Investments in unconsolidated companies         115,909         106,450
 Land held for development                       138,889         139,817
                                               ---------       ---------
                                               2,293,419       2,176,727
                                               ---------       ---------
Accumulated depreciation                        (131,629)       (116,264)
                                               ---------       ---------
   Net real estate investments                 2,161,790       2,060,463

Cash                                              28,764          10,372
Accounts receivable from tenants, net
 of allowance of $528 and $420                     5,603           5,932
Straight-line rent receivable,
 net of allowance of $841                         16,033          14,746
Receivables on construction contracts             20,724          22,700
Deferred financing costs, net of
 accumulated amortization of $9,763
 and $9,101                                       10,457          12,289
Deferred leasing and other costs, net
 of accumulated amortization of
 $10,732 and $9,251                               37,588          34,369
Escrow deposits and other assets                  18,424          16,303
                                               ---------       ---------
                                              $2,299,383      $2,177,174
                                               =========       =========

  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
  Secured debt                                $  363,898      $  367,119
  Unsecured notes                                440,000         340,000
  Unsecured line of credit                             -          13,000
                                               ---------       ---------
                                                 803,898         720,119

Construction payables and amounts
 due subcontractors                               33,675          40,786
Accounts payable                                   1,315           1,342
Accrued expenses:
 Real estate taxes                                27,997          25,203
 Interest                                          4,372           6,883
 Other expenses                                   10,702          13,851
Other liabilities                                 14,479          11,720
Tenant security deposits and prepaid rents        17,050          14,268
                                               ---------       ---------
Total liabilities                               913,488          834,172
                                               ---------       ---------
Minority interest                                     29             222
                                               ---------       ---------
Partners' equity
 General partner:
  Common equity                                1,059,217      1,016,733
  Preferred equity (liquidation
   preference of $225,000)                       218,906        218,906
                                               ---------      ---------
                                               1,278,123      1,235,639
 Limited partners' common equity                 107,743        107,141
                                               ---------      ---------
  Total partners' equity                       1,385,866      1,342,780
                                               ---------      ---------
                                              $2,299,383     $2,177,174
                                               =========      =========

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                (UNAUDITED)

                                             1998        1997
                                           --------    --------
RENTAL OPERATIONS:
 Revenues:
  Rental income                             $76,835     $49,058
  Equity in earnings of
   unconsolidated companies                   2,841       1,860
                                             ------      ------
                                             79,676      50,918
                                             ------      ------
 Operating expenses:
  Rental expenses                            13,845       9,229
  Real estate taxes                           7,834       4,442
  Interest expense                           12,879       8,946
  Depreciation and amortization              14,260       9,499
                                             ------      ------
                                             48,818      32,116
                                             ------      ------
     Earnings from rental operations         30,858      18,802
                                             ------      ------
SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                           3,037       2,641
  Construction management and
   development fees                           1,559       1,066
  Other income                                  304         232
                                             ------      ------
                                              4,900       3,939
                                             ------      ------
 Operating expenses:
  Payroll                                     2,883       2,340
  Maintenance                                   604         388
  Office and other                              518         749
                                             ------      ------
                                              4,005       3,477
                                             ------      ------
     Earnings from service operations           895         462
                                             ------      ------
General and administrative expense          (2,340)      (1,109)
                                             ------      ------
      Operating income                       29,413      18,155

OTHER INCOME (EXPENSE):
 Interest income                                177         251
 Earnings from property sales                   586         280
 Other expense                                  (31)        (43)
 Minority interest in earnings
  of subsidiaries                                -           15
                                             ------      ------
Net income                                   30,145      18,658
Dividends on  preferred units                (4,703)     (1,706)
                                             ------      ------
Net income available for common units       $25,442     $16,952
                                             ======      ======
Net income per common unit:
 Basic                                      $   .29     $   .25
                                             ======      ======
 Diluted                                    $   .29     $   .24
                                             ======      ======
Weighted average number of common
 units outstanding                           87,650      68,756
                                             ======      ======
Weighted average number of common
 and dilutive potential common units         88,596      69,579
                                             ======      ======

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (IN THOUSANDS)
                                (UNAUDITED)



                                               1998        1997
                                            ---------    --------
Cash flows from operating activities:
  Net income                                $  30,145    $ 18,658
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation of buildings and
    tenant improvements                        12,650       8,386
   Amortization of deferred
    financing costs                               354         344
   Amortization of deferred leasing
    and other costs                             1,610       1,113
   Minority interest in earnings                    -         (15)
   Straight-line rental income                 (1,416)       (765)
   Earnings from property sales                  (586)       (280)
   Construction contracts, net                 (5,135)      3,119
   Other accrued revenues and expenses, net     3,083        (141)
   Equity in earnings in excess of
    distributions received from
    unconsolidated companies                   (2,085)     (1,540)
                                               ------      ------
    Net cash provided by operating activities  38,620      28,879
                                               ------      ------
Cash flows from investing activities:
  Rental property development costs           (48,522)    (29,168)
  Acquisition of rental properties            (36,573)          -
  Acquisition of land held for development
   and infrastructure costs                    (8,310)     (5,634)
  Recurring costs:
   Tenant improvements                         (2,106)     (2,168)
   Leasing commissions                         (1,197)     (1,295)
   Building improvements                         (692)       (116)
  Other deferred leasing costs                 (3,370)     (4,123)
  Other deferred costs and other assets        (2,588)     (1,321)
  Proceeds from property sales, net             1,177       1,280
  Net investment in and advances to
   unconsolidated companies                    (6,870)      1,369
                                              -------      ------
    Net cash used by investing activities    (109,051)    (41,176)
                                              -------      ------

Cash flows from financing activities:
  Contributions from general partner           42,560      59,390
  Payments on indebtedness including
   principal amortization                      (4,021)       (759)
  Proceeds from indebtedness                  100,000           -
  Repayments on lines of credit, net          (20,000)    (19,000)
  Distributions to partners                   (26,176)    (17,692)
  Distributions to preferred unitholders       (4,703)     (1,706)
  Distributions to minority interest             (193)       (336)
  Deferred financing costs                      1,356         (44)
                                              -------      ------
    Net cash provided by financing activities  88,823      19,853
                                              -------      ------
     Net increase in cash                      18,392       7,556
                                              -------      ------
Cash and cash equivalents at beginning
 of period                                     10,372       5,346
                                              -------      ------
Cash and cash equivalents at end of period   $ 28,764     $12,902
                                              =======      ======

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998
                              (IN THOUSANDS)
                                (UNAUDITED)

                                  General Partner       Limited
                              -----------------------   Partners'
                                Common      Preferred   Common
                                Equity      Equity      Equity          Total
                              ----------   ----------   ---------    -----------

BALANCE AT DECEMBER 31, 1997  $1,016,733   $218,906     $107,141     $1,342,780

 Net income                       22,250      4,703        3,192        30,145

 Capital contribution from
  General Partner                 43,113          -            -        43,113

 Acquisition of property in
  exchange for Limited
  Partner Units                        -          -          707           707

 Distributions to preferred
  unitholders                          -     (4,703)           -        (4,703)

 Distributions to partners
  ($.30 per Common Unit)         (22,879)         -       (3,297)      (26,176)
                               ---------    -------      -------     ---------
BALANCE AT MARCH 31, 1998     $1,059,217   $218,906     $107,743    $1,385,866
                               =========    =======      =======     =========
COMMON UNITS OUTSTANDING
 AT MARCH 31, 1998                78,068                  11,018        89,086
                               =========                 =======     =========

   See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 5 -

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

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Company" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 87.6% of the Partnership at March 31, 1998. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The
General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2.  LINES OF CREDIT

The Partnership has a $200 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Partnership also has a demand $7 million secured revolving

                                   - 6 -
credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

3.  RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $600,000 and $750,000 for such services for the three months ended March 31, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The
Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  NET INCOME PER COMMON UNIT

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing net income available for common units by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per unit as of March 31:

                                                1998     1997
                                              ------    ------
     Basic and diluted net income available
      for Common Units                        $25,442   $16,952
                                               ======    ======
     Weighted average partnership units
      outstanding                              87,650    68,756
     Dilutive units for long-term
      compensation plans                          946       823
                                               ------    ------
     Weighted average number of common
      units and dilutive
      potential common units                   88,596    69,579
                                               ======    ======

5.  SUBSEQUENT EVENTS

On April 23, 1998, a quarterly distribution of $.30 per Common Unit was declared, payable on May 29, 1998 to Common Unitholders of record on May 13, 1998.

On April 23, 1998, a quarterly distribution was declared of $.56875 per depositary unit of Series A Preferred Units which is payable on May 29, 1998 to preferred unitholders of record on May 15, 1998.

On April 23, 1998, a quarterly distribution was declared of $.99875 per depositary unit of Series B Preferred Units payable on June 30, 1998 to preferred unitholders of record on June 17, 1998.



  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Partners
  DUKE REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke
  Realty Limited Partnership and subsidiaries as of March 31, 1998, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, and the related condensed consolidated statement of partners' equity for the three months ended March 31, 1998. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty
  Limited Partnership and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December
  31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  May 5, 1998


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

  The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 94% the last two years and was at 94% at March 31, 1998. The Partnership expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of March 31, 1998 and 1997 (in thousands, except percentages):


                       Total             Percent of
                     Square Feet      Total Square Feet     Percent Occupied
                   --------------     -----------------     ----------------
Type               1998     1997        1998      1997        1998     1997
--------------     -----    -----     --------  -------     -------  -------
INDUSTRIAL
 Service Ctrs.      3,761    3,051      8.59%     11.03%     91.71%  93.04%
 Bulk              26,878   15,531     61.37%     56.15%     92.88%  95.95%
OFFICE
 Suburban          10,129    6,319     23.13%     22.84%     96.30%  96.53%
 CBD                  699      699      1.60%      2.53%     95.20%  87.55%
 Medical              289      369       .65%      1.34%     98.38%  95.18%
RETAIL              2,041    1,690      4.66%      6.11%     95.30%  94.52%
                   ------   ------    -------    -------
 Total             43,797   27,659    100.00%    100.00%     93.75%  95.45%
                   ======   ======    =======    =======

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 8.6% and 12.3% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and
  (ii) the Partnership's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.
                                   - 9 -

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of March 31, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Industrial         Office             Retail        Total Portfolio
        ------------------- --------------- ----------------  ------------------
                   Contrac-        Contrac-         Contrac-           Contrac-
Yr.of   Square     tual     Square tual     Square  tual      Square   tual
Exp.    Feet       Rent     Feet   Rent     Feet    Rent      Feet     Rent
-----   -----    ---------  ------ -------- -----   --------  -------  ---------
1998     2,734   $ 10,641      759 $  8,393     29  $  345      3,522  $ 19,379
1999     3,558     15,034    1,365   15,153    119   1,254      5,042    31,441
2000     2,909     12,358    1,011   13,167    128   1,555      4,048    27,080
2001     3,162     12,901    1,473   17,798     91   1,084      4,726    31,783
2002     3,795     15,399    1,480   16,986    157   1,740      5,432    34,125
2003     1,997      8,125      696    8,567     87     925      2,780    17,617
2004       842      3,872      302    3,746     17     178      1,161     7,796
2005     1,814      5,824      955   13,241    181   1,562      2,950    20,627
2006     2,052      7,212      647    9,837      5      67      2,704    17,116
2007     2,319      7,160      362    4,635     76     760      2,757    12,555
2008
and
There-
after    3,230     11,746    1,654   22,785  1,055   8,512      5,939    43,043
        ------     ------   ------  -------  -----  ------     ------   -------
Total
Leased  28,412   $110,272   10,704 $134,308  1,945 $17,982     41,061  $262,562
        ======    =======   ======  =======  =====  ======     ======   =======
Total
Portfolio
Sq.Ft.  30,639              11,117           2,041             43,797
        ======              ======           =====             ======
Annualized
net effective
rent per
sq. ft.          $  3.88           $ 12.55         $  9.25             $   6.39
                  ======            ======          ======              =======

  This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.3 million square feet of properties under development at March 31, 1998 over the next four quarters. The 4.3 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service        Square       Percent     Project     Stabilized
  Date              Feet         Leased      Costs       Return
  -----------       ------       -------     -------     ----------
  2nd Quarter 1998  2,218          69%       $ 70,045        11.2%
  3rd Quarter 1998    442          41%         39,541        12.0%
  4th Quarter 1998    811          15%         91,231        11.5%
  1st Quarter 1999    823          85%        110,402        10.0%
                    -----                     -------
                    4,294          59%       $311,219        11.0%
                    =====                     =======

  RESULTS OF OPERATIONS

  Following is a summary of the Partnership's operating results and property statistics for the three months ended March 31, 1998 and 1997 (in thousands, except number of properties and per share amounts):

                                      Three months ended March 31,
                                      ----------------------------
                                        1998                1997
                                      ---------           ---------
     Rental Operations revenue          $79,676            $50,918
     Service Operations revenue           4,900              3,939
     Earnings from Rental
      Operations                         30,858             18,802
     Earnings from Service
      Operations                            895                462
     Operating income                    29,413             18,155
     Net income available for
      common Units                      $25,442            $16,952
     Weighted average common
      Units outstanding                  87,650             68,756
     Weighted average common
      and dilutive potential
      common Units                       88,596             69,579
     Basic income per common Unit       $   .29            $   .25
     Diluted income per common Unit     $   .29            $   .24

     Number of in-service properties
      at end of period                      381                250
     In-service square footage at
      end of period                      43,797             27,659
     Under development square
      footage at end of period            4,294              5,079

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997
  ---------------------------------------------------------------------

  Rental Operations
  -----------------

  The Partnership increased its in-service portfolio of rental properties from 250 properties comprising 27.7 million square feet at March 31, 1997 to 381 properties comprising 43.8 million square feet at March 31, 1998 through the acquisition of 100 properties totaling 9.5 million square feet and the completion of 36 properties and two building expansions totaling 7.1 million square feet developed by the Partnership. The Partnership also disposed of 5 properties totaling approximately 400,000 square feet. These 131 net additional rental properties primarily account for the $28.8 million increase in revenues from Rental Operations from 1997 to 1998. The Partnership also received $3.4 million of net lease termination payments which is included in rental income for the three months ended March 31, 1998. Included in rental income for the three months ended March 31, 1997 is $1.2 million of net lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 131 in-service rental properties.

  Interest expense increased by approximately $4.3 million from $8.6 million for the three months ended March 31, 1997 to $12.9 million for the three months ended March 31, 1998 due to additional unsecured debt issued in the Partnership's medium-term note program in the third quarter of 1997 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $12.1 million from $18.8 million for the three months ended March 31, 1997 to $30.9 million for the three months ended March 31, 1998.

  Service Operations
  ------------------

  Service Operations revenues increased to $4.9 million for the three months ended March 31, 1998 as compared to $3.9 million for the three months ended March 31, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations operating expenses increased from $3.5 million to $4.0 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $462,000 for the three months ended
  March 31, 1997 to $895,000 for the three months ended March 31, 1998.

  General and Administrative Expense
  -----------------------------------

  General and administrative expense increased from $1.1 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998 primarily as a result of the growth in revenues and net income of the Partnership.

  Other Income (Expense)
  ----------------------

  Interest income decreased from $251,000 for the three months ended March 31, 1997 to $177,000 for the three months ended March 31, 1998 primarily as a result of interest income which was earned on short-term investments during the three months ended March 31, 1997. Other expense consists of costs incurred in pursuit of unsuccessful development on acquisition opportunities.

  Net Income Available for Common Units
  -------------------------------------

  Net income available for common units for the three months ended March 31, 1998 was $25.4 million compared to net income available for common units of $17.0 million for the three months ended March 31, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $38.6 million and $28.9 million for the three months ended March 31, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests, and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $109.1 million and $41.2 million for the three months ended March 31, 1998 and 1997, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1998, $93.4 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $34.8 million. Included in the $93.4 million of net cash used by investing activities for the development and acquisition of rental properties for the three months ended March 31, 1998 are acquisitions of two portfolios consisting of fourteen industrial buildings and one office building.

  Net cash provided by financing activities totaling $88.8 million and $19.9 million for the three months ended March 31, 1998 and 1997, respectively, represents funds from equity and debt offerings and borrowings under the lines of credit to fund the Partnership's investing activities. Also included in financing activities is the distribution of funds to unitholders and minority interests. In January 1997, the Partnership received $56.7 million of net proceeds from the General Partner's common stock offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. In 1998, the Partnership received $33.1 million of net proceeds from the General Partner's Common Stock offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the three months ended March 31, 1998, the Partnership received $7.4 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan. In the first quarter of 1998, the Partnership received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006.

  The Partnership has a $200 million unsecured line of credit which matures in April 2001 and bears interest at the 30-day LIBOR rate plus .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

  The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of May 5, 1998 of approximately $1.4 billion to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at March 31, 1998 consists of notes totaling $803.9 million with a weighted average interest rate of 7.50% maturing at various dates through 2025. The Partnership has $440.0 million of unsecured debt and $363.9 million of secured debt outstanding at March 31, 1998. Scheduled principal amortization of such debt totaled $1.7 million for the three months ended March 31, 1998.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at March 31, 1998
  (in thousands):
                                  - 13 -



                         Repayments
            ---------------------------------------  Weighted Average
            Scheduled                                Interest Rate of
Year        Amortization    Maturities      Total    Future Repayments
-----       ------------    -----------   ---------  ------------------
1998        $  5,140        $  40,659     $  45,799       7.16%
1999           5,827           30,450        36,277       6.68%
2000           6,204           64,850        71,054       7.15%
2001           5,864           74,560        80,424       8.33%
2002           6,366           50,000        56,366       7.40%
2003           4,415           66,141        70,556       8.47%
2004           3,398          177,035       180,433       7.41%
2005           3,681          100,000       103,681       7.49%
2006           3,989          100,000       103,989       7.07%
2007           3,516           14,939        18,455       7.77%
Thereafter    36,864                -        36,864       6.84%
              ------          -------       -------
 Total       $85,264         $718,634      $803,898       7.50%
              ======          =======       =======

  The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.30 per common unit was declared on April 23, 1998 payable on May 29, 1998, which represents an annualized dividend of $1.20 per common unit. A quarterly distribution of $.56875 per depositary unit of Series A Preferred Units was declared on April 23, 1998 which is payable on May 29, 1998. A quarterly Distribution of $.99875 per depositary unit on the Series B Cumulative Preferred Units was declared on April 23, 1998 which is payable on June 30, 1998.

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

  The following table reflects the calculation of the Partnership's
  FFO   for  the  three  months  ended  March  31  as  follows  (in thousands):

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                  1998      1997
                                                --------  --------
   Net income available for common Units        $25,442   $16,952
   Add back:
    Depreciation and amortization                14,260     9,499
    Share of joint venture adjustments              582       523
    Earnings from property sales                   (586)     (280)
                                                 ------    ------
   FUNDS FROM OPERATIONS                        $39,698   $26,694
                                                 ======    ======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                      $  38,620   $28,879
    Investing activities                       (109,051)  (41,176)
    Financing activities                         88,823    19,853

                                   - 14 -

  The increase in FFO for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

  In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires the internal cost of pre-acquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. During the first quarter of 1998, the Partnership capitalized approximately $275,000 of internal costs of pre-acquisition activities which under Issue No. 97-11 would have been expensed.

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------
None

Item 2.  Changes in Securities
------------------------------
None

Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

Item 5.  Other Information
--------------------------
When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially.
In particular, among the factors that could cause actual results to differ materially are continued qualification of the General Partner as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the General Partner's Form 8-K Report as filed with the U.S. Securities and
Exchange Commission on March 29, 1997 for additional information concerning these risks.

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

  DUKE REALTY LIMITED PARTNERSHIP
  -------------------------------
  By: Duke Realty Investments, Inc.,
      General Partner
                                             Registrant

Date:  May 14, 1998                      /s/ Thomas L. Hefner
      --------------                     -------------------------------
                                         President and
                                          Chief Executive Officer


                                         /s/ Darell E. Zink, Jr.
                                         --------------------------------
                                         Executive Vice President and
                                          Chief Financial Officer


                                         /s/ Dennis D. Oklak
                                         --------------------------------
                                         Executive Vice President and
                                          Chief Administrative Officer