Form 10-Q
period 1998-06-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1998-08-14
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1998
                                        -------------
                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to          .
                                    ---------   ----------
 -------------------------------------------------------------------------

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

                         Yes  X    No
                             ---      ---
The number of Limited Partnership Units outstanding as of August 7, 1998 was 91,849,876.

                      DUKE REALTY LIMITED PARTNERSHIP

                                   INDEX

PART I - FINANCIAL INFORMATION                           PAGE
------------------------------                           ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of June 30, 1998 (Unaudited) and
       December 31, 1997                                    2

     Condensed Consolidated Statements of
       Operations for the three months and
       six months ended June 30, 1998 and 1997
       (Unaudited)                                          3

     Condensed Consolidated Statements of
       Cash Flows for the six months ended
       June 30, 1998  and 1997 (Unaudited)                  4

     Condensed Consolidated Statement of
       Partners' Equity for the six months
       ended June 30, 1998 (Unaudited)                      5

     Notes to Condensed Consolidated
       Financial Statements (Unaudited)                     6-7

     Independent Accountants' Review Report                 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                       9-17


PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                       18
     Item 2.        Changes in Securities                   18
     Item 3.        Defaults Upon Senior Securities         18
     Item 4.        Submission of Matters to a Vote
                     of Security Holders                    18
     Item 5.        Other Information                       18
     Item 6.        Exhibits and Reports on Form 8-K        19

                      PART I - FINANCIAL INFORMATION
                       Item 1. Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                              (in thousands)
                                               June 30,       December 31,
                                                 1998             1997
                                              ----------      -----------
     ASSETS                                  (Unaudited)
     ------
Real estate investments:
Land and improvements                         $  271,079      $  231,614
Buildings and tenant improvements              1,890,930       1,591,604
Construction in progress                         102,455         107,242
Investments in unconsolidated companies          125,771         106,450
Land held for development                        145,905         139,817
                                               ---------       ---------
                                               2,536,140       2,176,727
 Accumulated depreciation                       (146,350)       (116,604)
                                               ---------       ---------
     Net real estate investments               2,389,790       2,060,463

Cash                                              21,908          10,372
Accounts receivable from tenants,
 net of allowance of $511 and $420                 6,898           5,932
Straight-line rent receivable, net
 of allowance of $841                             17,874          14,746
Receivables on construction contracts             17,161          22,700
Deferred financing costs, net of
 accumulated amortization of $10,720
 and $9,101                                       11,784          12,289
Deferred leasing and other costs, net
 of accumulated amortization of $12,828
 and $9,251                                       42,060          34,369
Escrow deposits and other assets                  24,243          16,303
                                               ---------       ---------
                                              $2,531,718      $2,177,174
                                               =========       =========

  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
  Secured debt                                $  363,584      $  367,119
  Unsecured notes                                590,000         340,000
  Unsecured line of credit                             -          13,000
                                               ---------       ---------
                                                 953,584         720,119

Construction payables and amounts
 due subcontractors                               33,062          40,786
Accounts payable                                   5,413           1,342
Accrued expenses:
 Real estate taxes                                28,775          25,203
 Interest                                          9,245           6,883
 Other expenses                                   14,975          13,851
Other liabilities                                 17,270          11,720
Tenant security deposits and
 prepaid rents                                    18,242          14,268
                                               ---------       ---------
Total liabilities                              1,080,566         834,172

Minority interest                                    283             222
                                               ---------       ---------

Partners' equity:
General partner:
  Common equity                                1,123,023       1,016,733
  Preferred equity (liquidation
   preference of $225,000)                       218,906         218,906
                                               ---------       ---------
                                               1,341,929       1,235,639
  Limited partners' common equity                108,940         107,141
                                               ---------       ---------
  Total partners' equity                       1,450,869       1,342,780
                                               ---------       ---------
                                              $2,531,718      $2,177,174
                                               =========       =========

   See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 2 -

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                (UNAUDITED)

                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                 -----------------------    --------------------
                                   1998           1997        1998       1997
                                 --------       --------    --------   ---------
RENTAL OPERATIONS:
 Revenues:
  Rental income                  $80,503        $49,802     $157,338   $ 98,860
 Equity in earnings of
   unconsolidated companies        2,576          1,784        5,417      3,644
                                  ------         ------      -------    -------
                                  83,079         51,586      162,755    102,504
                                  ------         ------      -------    -------
 Operating expenses:
  Rental expenses                 13,839          8,793       27,684     18,022
  Real estate taxes                8,053          4,673       15,887      9,115
  Interest expense                14,346          9,695       27,225     18,641
  Depreciation and amortization   16,525         10,052       30,785     19,551
                                  ------         ------      -------    -------
                                  52,763         33,213      101,581     65,329
                                  ------         ------      -------    -------
   Earnings from rental
    operations                    30,316         18,373       61,174     37,175
                                  ------         ------      -------    -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                            3,597          3,214        6,634      5,855
  Construction management and
   development fees                3,131          1,645        4,690      2,711
  Other income                       294            270          598        502
                                  ------         ------      -------    -------
                                   7,022          5,129       11,922      9,068
                                  ------         ------      -------    -------
 Operating expenses:
  Payroll                          3,804          2,545        6,687      4,885
  Maintenance                        594            528        1,198        916
  Office and other                   804            344        1,322      1,093
                                  ------         ------      -------    -------
                                   5,202          3,417        9,207      6,894
                                  ------         ------      -------    -------
   Earnings from service
    operations                     1,820          1,712        2,715      2,174
                                  ------         ------      -------    -------
General and administrative
 expense                          (3,103)        (1,383)      (5,443)    (2,492)
                                  ------         ------      -------    -------
     Operating income             29,033         18,702       58,446     36,857

OTHER INCOME (EXPENSE):
 Interest income                     412            182          589        433
 Earnings from property sales        368            102          954        382
 Other expense                       (30)          (376)         (61)      (419)
 Minority interest in earnings
  of unitholders                    (254)          (440)        (254)      (425)
                                  ------         ------      -------    -------
Net income                        29,529         18,170       59,674     36,828
Dividends on preferred units      (4,703)        (1,706)      (9,406)    (3,412)
                                  ------         ------      -------    -------
Net income available for common
 units                           $24,826        $16,464     $ 50,268   $ 33,416
                                  ======         ======      =======    =======
Net income per common unit:
 Basic                           $   .27        $   .24     $    .56   $    .49
                                  ======         ======      =======    =======
 Diluted                         $   .27        $   .23     $    .56   $    .47
                                  ======         ======      =======    =======
Weighted average number of
 common units outstanding         90,930         69,854       89,299     69,308
                                  ======         ======      =======    =======
Weighted average number of
 common and dilutive
 potential common units           91,830         70,576       90,222     70,081
                                  ======         ======      =======    =======

   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (IN THOUSANDS)
                                (UNAUDITED)



                                                   1998      1997
                                                  -------   -------
Cash flows from operating activities:
  Net income                                      $ 59,674  $ 36,828
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation of buildings and
    tenant improvements                             27,385    17,241
   Amortization of deferred financing costs            656       690
   Amortization of deferred leasing and
    other costs                                      3,400     2,310
   Minority interest in earnings                       254       425
   Straight-line rental income                      (3,107)   (1,642)
   Earnings from property sales                       (954)     (382)
   Construction contracts, net                      (2,185)   13,918
   Other accrued revenues and expenses, net         18,482     5,863
   Equity in earnings in excess of
    distributions received from unconsolidated
    companies                                       (3,371)   (3,046)
                                                   -------   -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      100,234    72,205
                                                   -------   -------
Cash flows from investing activities:
  Rental property development costs               (101,464)  (79,808)
  Acquisition of rental properties                (194,703)  (44,434)
  Acquisition of land held for development
   and infrastructure costs                        (19,377)  (29,068)
  Recurring costs:
   Tenant improvements                              (5,216)   (4,259)
   Leasing commissions                              (2,528)   (2,431)
   Building improvements                              (894)     (337)
  Other deferred leasing costs                      (8,049)   (6,439)
  Other deferred costs and other assets             (8,182)   (1,745)
  Proceeds from property sales, net                  3,980    23,025
  Net investment in and advances to
   unconsolidated companies                        (15,468)  (30,681)
                                                   -------   -------
    NET CASH USED BY INVESTING ACTIVITIES         (351,901) (176,177)
                                                   -------   -------

Cash flows from financing activities:
  Contributions from general partner               102,912    63,684
  Payments on indebtedness including
   principal amortization                           (5,730)   (1,458)
  Proceeds from indebtedness                       250,000         -
  Borrowings (repayments) on lines
   of credit, net                                  (20,000)   79,000
  Distributions to partners                        (53,641)  (35,476)
  Distributions to preferred unitholders            (9,406)   (3,412)
  Distributions to minority interest                  (193)     (336)
  Deferred financing costs                            (739)     (285)
                                                   -------   -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      263,203   101,717
                                                   -------   -------
    NET INCREASE (DECREASE) IN CASH                 11,536    (2,255)

Cash and cash equivalents at beginning of period    10,372     5,346
                                                   -------   -------
Cash and cash equivalents at end of period        $ 21,908  $  3,091
                                                   =======   =======


   See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                              (IN THOUSANDS)
                                (UNAUDITED)


                                    General Partner       Limited
                                -----------------------   Partners'
                                Common        Preferred   Common
                                Equity        Equity      Equity      Total
                                ----------    ---------   ---------  --------

BALANCE AT DECEMBER 31, 1997    $1,016,733      $218,906  $107,141  $1,342,780

 Net income                         44,120         9,406     6,148      59,662

 Capital contribution from
  General Partner                  103,559             -         -     103,559

 Acquisition of Partnership
  interest for common stock
  of Duke Realty Investments,
  Inc.                               5,704             -         -       5,704

 Acquisition of property in
  exchange for Limited Partner
  Units                                  -             -     2,199       2,199

 Distributions to preferred
  unitholders                            -        (9,406)        -      (9,406)

 Distributions to partners
  ($.60 per Common Unit)           (47,093)            -    (6,548)    (53,641)
                                 ---------       -------   -------   ---------
BALANCE AT JUNE 30, 1998        $1,123,023      $218,906  $108,940  $1,450,869
                                 =========       =======   =======   =========
COMMON UNITS OUTSTANDING AT
 JUNE 30, 1998                      80,970                  10,851      91,821
                                 =========                 =======   =========

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

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Partnership" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The
General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 88.2% of the Partnership at June 30, 1998. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The Partnership has a $250 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.
                                    -6-

3. RELATED PARTY TRANSACTIONS

The Partnership provides property management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.1 million and $1.7 million for such services for the six months ended June 30, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  NET INCOME PER COMMON UNIT

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing the sum of net income available for common units and minority interest in earnings of unitholders, by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and six months ended June 30:

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                  ------------------      ------------------
                                    1998      1997          1998      1997
                                  --------  --------      --------  --------
  Basic net income available for
    common units                  $24,826   $16,464       $50,268   $33,416
                                   ======    ======        ======    ======
  Weighted average partnership
    units outstanding              90,930    69,854        89,299    69,308
  Dilutive units for long-term
    compensation plans                900       722           923       773
                                   ------    ------        ------    ------
  Weighted average number of
    common units and dilutive
    potential common units         91,830    70,576        90,222    70,081
                                   ======    ======        ======    ======

5.SUBSEQUENT EVENTS

On July 23, 1998, a quarterly distribution of $.34 per Common Unit was declared payable on August 31, 1998, to common unitholders of record on August 14, 1998.

On July 23, 1998, a quarterly distribution of $.56875 per depositary unit of Series A Preferred Units which is payable on August 31, 1998 to preferred unitholders of record on August 17, 1998.

On July 23, 1998, a quarterly distribution of $.99875 per depositary unit of Series B Preferred Units, payable on September 30, 1998 to preferred unitholders of record on September 16, 1998.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------
The Partners
DUKE REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of June 30, 1998, the related condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the related condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, and the related condensed consolidated statement of partners' equity for the six months ended June 30, 1998. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP
Indianapolis, Indiana
August 5, 1998

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 94% the last two years. The Partnership expects to continue to maintain its overall occupancy at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of June 30, 1998 and 1997 (in thousands, except percentages):

                    Total                Percent of
                    Square Feet          Total Square Feet     Percent Occupied
                    ------------------   -----------------     -----------------
Type                1998      1997       1998      1997        1998      1997
----                ----      ----       ----      ----        ----      ----
INDUSTRIAL
 Service Centers   5,296     3,051        10.98%     9.71%     93.58%    94.93%
 Bulk             28,368    18,702        58.83     59.55      93.69%    95.64%
OFFICE
 Suburban         11,819     7,244        24.51     23.07      96.21%    96.80%
 CBD                 699       699         1.45      2.23      92.67%    91.09%
RETAIL             2,041     1,710         4.23      5.44      95.67%    95.15%
                  ------    ------      -------   -------
  Total           48,223    31,406      100.00%   100.00%      94.37%    95.71%
                  ======    ======      =======   =======

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.3% and 11.8% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and (ii) the Partnership's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of June 30, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

           Industrial           Office             Retail        Total Portfolio
         --------------    ----------------   ---------------  -----------------
Yr of    Sq.               Sq.                Sq.              Sq.
Exp.     Ft.      Rent     Ft.       Rent     Ft.       Rent   Ft.        Rent
-----    ------  ------    -------  -------   -----   -------  ------   ------
1998      1,737  $ 7,346      637   $  7,095      19  $   212   2,393  $ 14,653
1999      3,814   16,265    1,476     16,213     113    1,177   5,403    33,655
2000      2,976   12,655    1,166     14,638     128    1,555   4,270    28,848
2001      3,527   14,444    1,653     20,079      90    1,076   5,270    35,599
2002      4,110   17,080    1,562     17,996     153    1,684   5,825    36,760
2003      2,751   11,972    1,012     12,852     109    1,223   3,872    26,047
2004      1,364    5,646      357      4,501      17      178   1,738    10,325
2005      2,698    8,573      964     13,407     176    1,513   3,838    23,493
2006      2,122    7,793      711     10,344       8      108   2,841    18,245
2007      2,352    7,687      571      7,887      76      760   2,999    16,334
2008 and
There-
 after    4,113   14,472    1,933     26,585   1,126    9,405   7,172    50,462
         ------  -------   ------    -------   -----   ------  ------   -------
 Total
 Leased  31,564 $123,933   12,042   $151,597   2,015  $18,891  45,621  $294,421
         ======  =======   ======    =======   =====   ======  ======   =======
Total
Portfolio
Square
Feet     33,664            12,518              2,041           48,223
         ======            ======              =====           ======
Annualized
 net
 effective
 rent per
 square foot   $   3.93             $  12.59          $  9.38          $   6.45
                =======              =======           ======           =======


This stable occupancy, along with increasing rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
(ii) the expansion into other attractive Midwestern markets; and
(iii) the completion of the 4.2 million square feet of properties under development at June 30, 1998 over the next four quarters. The
4.2 million square feet of properties under development is expected to provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated
In-Service           Square      Percent     Project      Stabilized
Date                 Feet         Leased      Costs       Return
------------         ------      -------     -------      -----------
3rd Quarter 1998      609          57%       $ 47,467        11.6%
4th Quarter 1998    1,621          33%         89,484        11.7%
1st Quarter 1999    1,269          27%         70,589        11.1%
Thereafter            650          75%         74,523        11.0%
                    -----                     -------
                    4,149          41%       $282,063        11.3%
                    =====                     =======

                                   -10-

RESULTS OF OPERATIONS
---------------------
Following is a summary of the Partnership's operating results and property statistics for the three and six months ended June 30, 1998 and 1997 (in thousands, except number of properties and per unit amounts):

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                    -------------------    -------------------
                                      1998       1997        1998       1997
                                    --------   --------    --------   --------
Rental Operations revenue           $83,079    $51,586     $162,755   $102,504
Service Operations revenue            7,022      5,129       11,922      9,068
Earnings from Rental Operations      30,316     18,373       61,174     37,175
Earnings from Service Operations      1,820      1,712        2,715      2,174
Operating income                     29,033     18,702       58,446     36,857
Net income available for common
 units                              $24,826    $16,464      $50,268    $33,416
Weighted average common units
 outstanding                         90,930     69,854       89,299     69,308
Weighted average common and
 dilutive potential common units     91,830     70,576       90,222     70,081
Basic income per common unit        $  0.27    $  0.24     $   0.56   $   0.49
Diluted income per common unit      $  0.27    $  0.23     $   0.56   $   0.47

Number of in-service properties
 at end of period                       419        262          419        262
In-service square footage at
 end of period                       48,223     31,406       48,223     31,406
Under development square footage
 at end of period                     4,149      4,097        4,149      4,097

COMPARISON  OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED  JUNE
30, 1997
--------------------------------------------------------------------------------
Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 262 properties comprising 31.4 million square feet at June 30, 1997 to 419 properties comprising 48.2 million square feet at June 30, 1998 through the acquisition of 124 properties totaling
10.1 million square feet and the completion of 37 properties and 3 building expansions totaling 7.0 million square feet developed by the Partnership. The Partnership also disposed of 4 properties totaling approximately 300,000 square feet. These 157 net additional rental properties primarily account for the $31.5 million increase in revenues from Rental Operations from 1997 to 1998. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 157 in-service rental properties.

Interest expense increased by approximately $4.6 million from $9.7 million for the three months ended June 30, 1997 to $14.3 million for the three months ended June 30, 1998 primarily due to additional unsecured debt issued in the third quarter of 1997 and the first two quarters of 1998 to fund the development and acquisition of additional rental properties.

As a result of the above-mentioned items, earnings from rental operations increased $11.9 million from $18.4 million for the three months ended June 30, 1997 to $30.3 million for the three months ended June 30, 1998.

Service Operations
------------------
Service Operations revenues increased to $7.0 million for the three months ended June 30, 1998 as compared to $5.1 million for the three months ended June 30, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume.

Service Operations operating expenses increased from $3.4 million to $5.2 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Partnership.

As a result of the above-mentioned items, earnings from Service
Operations increased from $1.7 million for the three months ended
June 30, 1997 to $1.8 million for the three months ended June 30, 1998.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $1.4 million for the three months ended June 30, 1997 to $3.1 million for the three months ended June 30, 1998 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local income taxes resulting from the overall growth of the Partnership.

Other Income (Expense)
----------------------
Interest income increased from $182,000 for the three months ended June 30, 1997 to $412,000 for the three months ended June 30, 1998 primarily as a result of interest income which was earned on short-term investments during the three months ended June 30, 1998. Other expense consists of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the three months ended June 30, 1997, approximately $312,000 of costs were expensed in connection with the decision to abandon the acquisition of a large real estate portfolio.

Net Income Available for Common Units
-------------------------------------
Net income available for common units for the three months ended June 30, 1998 was $24.8 million compared to net income available for common units of $16.5 million for the three months ended June 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------------------------
Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 262 properties comprising 31.4 million square feet at June 30, 1997 to 419 properties comprising 48.2 million square feet at June 30, 1998 through the acquisition of 124 properties totaling
10.1 million square feet and the completion of 37 properties and 3 building expansions totaling 7.0 million square feet developed by the Partnership. The Partnership also disposed of 4 properties totaling approximately 300,000 square feet. These 157 net additional rental properties primarily account for the $60.3 million increase in revenues from Rental Operations from 1997 to 1998. The Partnership received approximately $4.0 million of lease termination payments which are included in rental income for the six months ended June 30, 1998. Included in rental income for the six months ended June 30, 1997 are approximately $1.7 million of lease termination payments.
The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 157 in-service rental properties.
                                   -12-

Interest expense increased by approximately $8.6 million from $18.6 million for the six months ended June 30, 1997 to $27.2 million for the six months ended June 30, 1998 primarily due to additional unsecured debt issued in the third quarter of 1997 and the first two quarters of 1998 to fund the development and acquisition of additional rental properties.

As a result of the above-mentioned items, earnings from rental operations increased $24.0 million from $37.2 million for the six months ended June 30, 1997 to $61.2 million for the six months ended June 30, 1998.

Service Operations
------------------
Service Operations revenues increased to $11.9 million for the six months ended June 30, 1998 as compared to $9.1 million for the six months ended June 30, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations operating expenses increased from $6.9 million to $9.2 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Partnership.

As a result of the above-mentioned items, earnings from Service
Operations increased from $2.2 million for the six months ended June 30, 1997 to $2.7 million for the six months ended June 30, 1998.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $2.5 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local income taxes resulting from the overall growth of the Partnership.

Other Income (Expense)
---------------------
Interest income increased from $433,000 for the six months ended June 30, 1997 to $589,000 for the six months ended June 30, 1998 primarily as a result of interest income which was earned on short-term investments during the six months ended June 30, 1998. Other expense consists of costs incurred in pursuit of unsuccessful development or acquisition opportunities. During the six months ended June 30, 1997, approximately $312,000 of costs were written off in connection with the decision to terminate the pursuit of the acquisition of a large real estate portfolio
                                   -13-

Net Income Available for Common Units
-------------------------------------
Net income available for common units for the six months ended June 30, 1998 was $50.3 million compared to net income available for common units of $33.4 million for the six months ended June 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities totaling $100.2 million and $72.2 million for the six months ended June 30, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to unitholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $351.9 million and $176.2 million for the six months ended June 30, 1998 and 1997, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1998, $315.5 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $153.3 million. Included in the $315.5 million of net cash used by investing activities for the development and acquisition of rental properties for the six months ended June 30, 1998 are acquisitions of five portfolios consisting of twenty-one industrial buildings and fifteen office buildings.

Net cash provided by financing activities totaling $263.2 million and $101.7 million for the six months ended June 30, 1998 and 1997, respectively, represents funds from equity and debt offerings and borrowings under the lines of credit to fund the Partnership's investing activities. Also included in financing activities is the distribution of funds to unitholders and minority interests. In January 1997, the Partnership received $56.7 million of net proceeds from the General Partner's common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. In 1998, the Partnership received $86.8 million of net proceeds from the General Partner's common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the six months ended June 30, 1998, the Partnership received $13.8 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan compared to $7.0 million of net proceeds received under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan during the first six months of 1997. In the first quarter of 1998, the Partnership received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006. In the second quarter of 1998, the Partnership received $100.0 million of proceeds from the offering of 6.75% Senior Notes due May 30, 2008. The Partnership also received $50.0 million in proceeds from the issuance of 7.25% notes under the Partnership's medium-term note program.
                                   -14-

The Partnership has a $250 million unsecured line of credit which matures in April 2001 and bears interest at the 30-day LIBOR rate plus .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus
 .65%.

The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of July 30, 1998 of approximately $1.2 billion to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at June 30, 1998 consists of notes totaling $953.6 million with a weighted average interest rate of 7.40% maturing at various dates through 2028. The Partnership has $590.0 million of unsecured debt and $363.6 million of secured debt outstanding at June 30, 1998.

Scheduled principal amortization of such debt totaled $3.4 million for the six months ended June 30, 1998. Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at June 30, 1998 (in thousands):

                              Repayments
              -----------------------------------------------  Weighted Average
              Scheduled                                        Interest Rate of
Year          Amortization        Maturities         Total     Future Repayments
----          ------------        ----------     ------------  ---------------
1998          $ 3,524             $  40,603      $ 44,127       7.13%
1999            5,905                30,450        36,355       6.69%
2000            6,288                64,850        71,138       7.14%
2001            5,954                74,560        80,514       8.31%
2002            6,462                50,000        56,462       7.39%
2003            4,519                66,141        70,660       8.46%
2004            3,509               177,035       180,544       7.41%
2005            3,800               100,000       103,800       7.49%
2006            4,117               100,000       104,117       7.07%
2007            3,653                14,939        18,592       7.75%
Thereafter     37,275               150,000       187,275       6.89%
               ------               -------       -------
Total         $85,006              $868,578      $953,584       7.40%
               ======               =======       =======

The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.34 per Common Unit was declared on July 23, 1998 payable on August 31, 1998 to unitholders of record on August 14, 1998, which represents an annualized distribution of $1.36 per unit. A quarterly distribution of $.56875 per depositary preferred unit of Series A Preferred Units was declared on July 23, 1998 which is payable on August 31, 1998 to preferred unitholders of record on August 17, 1998. A quarterly distribution of $.99875 per depositary preferred unit on the Series B Preferred Units was declared on July 23, 1998 which is payable on September 30, 1998 to preferred unitholders of record on September 16, 1998.
                                   -15-

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

The following table reflects the calculation of the Partnership's FFO for the three and six months ended June 30 as follows (in thousands):

                                        Three months ended  Six months ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                          1998      1997      1998      1997
                                        --------  --------  --------  -------
Net income available for common units   $ 24,826  $ 16,464  $ 50,268  $ 33,416
Add back:
  Depreciation and amortization           16,525    10,052    30,785    19,551
  Share of joint venture adjustments         968       791     1,550     1,314
  Earnings from property sales              (368)     (102)     (954)     (382)
                                         -------   -------   -------   -------
  FUNDS FROM OPERATIONS                 $ 41,951  $ 27,205  $ 81,649  $ 53,899
                                         =======   =======   =======   =======
CASH FLOW PROVIDED BY (USED BY):
  Operating activities                  $ 61,614  $ 43,326  $100,234  $ 72,205
  Investing activities                  (242,850) (135,001) (351,901) (176,177)
  Financing activities                   174,380    81,864   263,203   101,717

The increase in FFO for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires the internal cost of pre-acquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. During the first three months of 1998, prior to adopting Issue No. 97-11, the Partnership capitalized approximately $275,000 of internal costs of pre-acquisition activities which under Issue No. 97-11 would have been expensed.
                                   -16-

YEAR 2000

The Partnership recognizes that the Year 2000 problem could effect its operations as well as the proper functioning of the embedded systems included in the Partnership's properties. In any particular property, the problem could effect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The Partnership has begun to evaluate the Year 2000 readiness of its operations and those of its properties, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Partnership is also in the process of evaluating its own systems to determine the impact of the Year 2000. The Partnership expects to complete this process of inventorying and evaluating its and its properties systems by September 1, 1998, and the process is currently approximately 80% completed. Thereafter the Partnership will develop a work plan detailing the tasks and resources required to ready its and its properties' operations and systems for the Year 2000. This work plan will likely include a timetable for remediation and testing of systems, as well as contingency plans if readiness cannot be achieved. In addition, in many cases the Partnership will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. Because the Partnership is still in the preliminary stages of its work to address the Year 2000 problem, it currently does not have complete estimates as to the cost of achieving Year 2000 readiness and has not yet developed any contingency plans. Based on the preliminary information received to date, however, the Partnership currently expects that these costs will not be material. The Partnership expects to pass on most of the costs to achieve Year 2000 readiness in any particular property to the tenants, and will otherwise expense the costs as incurred.

There can be no assurance that the Partnership will be able to identify and correct all aspects of the Year 2000 problem that effect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Year 2000 readiness will not be material. The Partnership, however, does not currently expect the Year 2000 problem will have a material impact on the Partnership's business, operations, or financial condition.

                        PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings
 --------------------------
 None

 Item 2.  Changes in Securities
 ------------------------------
 None

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------
 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
 At the annual meeting of the shareholders of the General Partner held on April 23, 1998, the following matters received the following votes:

 MATTER DESCRIPTION           VOTES FOR     VOTES AGAINST     ABSTAINING
 ------------------           -----------   -------------     ----------
 1. Election of Directors:
     Geoffrey Button           64,800,462           -         545,771
     John D. Peterson          64,813,928           -         532,305
     Ngaire E. Cuneo           64,811,460           -         534,773
     Darell E. Zink, Jr.       64,815,528           -         530,705

 2. Proposal to approve
     amendment to
     Articles of
     Incorporation             63,971,813   1,205,897         168,523

 3. Proposal to approve
     amendment to
     the 1995 Stock
     Option Plan               63,944,439   1,117,027         284,767

 4. Proposal to approve
     amendment to
     the 1995 Dividend
     Increase Unit Plan        64,177,635     867,152         301,446


 Item 5.  Other Information
 --------------------------
 When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Partnership's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------
  Exhibits

  The following exhibits are filed or incorporated by reference as a part of this report:

  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K

  The Partnership filed Form 8-K on May 27, 1998, to report the issuance and sale of unsecured debt securities.

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY LIMITED PARTNERSHIP
   -------------------------------
   By:  Duke Realty Investments, Inc.,
        General Partner                          Registrant

 Date: August 13, 1998                      /s/  Thomas L. Hefner
       ---------------                      -------------------------------
                                            Thomas L. Hefner
                                            President and
                                             Chief Executive Officer



                                            /s/  Darell E. Zink, Jr.
                                            -------------------------------
                                            Darell E. Zink, Jr.
                                            Executive Vice President and
                                             Chief Financial Officer



                                            /s/  Dennis D. Oklak
                                            -------------------------------
                                            Dennis D. Oklak
                                            Executive Vice President and
                                             Chief Administrative Officer
                                   - 20-