Form 10-Q
period 1998-09-30
DUKE REALTY LIMITED PARTNERSHIP
filed 1998-11-12
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1998
                                         ---------------------
                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                   -------   ------
-----------------------------------------------------------------------

     Commission File Number: 0-20625
                             -------
                    DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:
        Indiana                                   35-1898425
----------------------                       ----------------------
                Address of principal executive offices:

                   8888 Keystone Crossing, Suite 120
                   ---------------------------------
                    Indianapolis, Indiana    46240
                     -----------------------------

                      Telephone:  (317) 808-6000
                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                ------    ------

The number of Limited Partnership Units outstanding as of November 10, 1998 was 94,499,552.

                    DUKE REALTY LIMITED PARTNERSHIP

                                 INDEX

PART I - FINANCIAL INFORMATION                              PAGE
------------------------------                              ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 1998 (Unaudited) and
     December 31, 1997                                      2

     Condensed Consolidated Statements of Operations
      for the three months and nine months ended
      September 30, 1998 and 1997 (Unaudited)               3

     Condensed Consolidated Statements of Cash Flows
      for the nine months ended September 30, 1998
      and 1997 (Unaudited)                                  4

     Condensed Consolidated Statement of Partners'
      Equity for the nine months ended
      September 30, 1998 (Unaudited)                        5

     Notes to Condensed Consolidated Financial
      Statements (Unaudited)                               6-7

     Independent Accountants' Review Report                 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                      9-17

PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings                            18
     Item 2.   Changes in Securities                        18
     Item 3.   Defaults Upon Senior Securities              18
     Item 4.   Submission of Matters to a Vote
                of Security Holders                         18
     Item 5.   Other Information                            18
     Item 6.   Exhibits and Reports on Form 8-K             18

                    PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements


           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                            (in thousands)

                                            September 30,  December 31,
                                                1998          1997
                                            ------------   -----------
   ASSETS                                    (Unaudited)
   ------
Real estate investments:
Land and improvements                        $   290,567   $  231,614
Buildings and tenant improvements              1,963,006    1,591,604
Construction in progress                         139,044      107,242
Investments in unconsolidated companies          125,655      106,450
Land held for development                        124,237      139,817
                                               ---------    ---------
                                               2,642,509    2,176,727
 Accumulated depreciation                       (161,649)    (116,264)
                                               ---------    ---------
Net real estate investments                    2,480,860    2,060,463

Cash and cash equivalents                         21,488       10,372
Accounts receivable from tenants,
 net of allowance of $717 and $420                 6,798        5,932
Straight-line rent receivable,
 net of allowance of $841                         19,318       14,746
Receivables on construction contracts             32,253       22,700
Deferred financing costs, net of
 accumulated amortization of $11,576
 and $9,101                                       11,445       12,289
Deferred leasing and other costs,
 net of accumulated amortization
 of $14,736 and $9,251                            45,749       34,369
Escrow deposits and other assets                  33,180       16,303
                                               ---------    ---------
                                              $2,651,091   $2,177,174
                                               =========    =========
  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
  Secured debt                                $  328,045   $  367,119
  Unsecured notes                                590,000      340,000
  Unsecured line of credit                       109,000       13,000
                                               ---------    ---------
                                               1,027,045      720,119

Construction payables and amounts
 due subcontractors                               43,028       40,786
Accounts payable                                   4,727        1,342
Accrued expenses:
 Real estate taxes                                36,559       25,203
 Interest                                          7,866        6,883
 Other expenses                                   18,755       13,851
 Other liabilities                                15,363       11,720
Tenant security deposits and prepaid rents        17,411       14,268
                                               ---------    ---------
  Total liabilities                            1,170,754      834,172
                                               ---------    ---------
Minority interest                                    489          222
                                               ---------    ---------
Partners' equity:
 General partner:
  Common equity                                1,152,728    1,016,733
  Preferred equity (liquidation
   preference of $225,000)                       218,906      218,906
                                               ---------    ---------
                                               1,371,634    1,235,639
Limited partners' common equity                  108,214      107,141
                                               ---------    ---------
  Total partners' equity                       1,479,848    1,342,780
                                               ---------    ---------
                                              $2,651,091   $2,177,174
                                               =========    =========

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 2 -

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            Condensed Consolidated Statements of Operations
                (in thousands, except per unit amounts)
                              (Unaudited)

                             Three months ended     Nine months ended
                                September 30,          September 30,
                             ------------------    -------------------
                               1998      1997        1998       1997
                             --------  --------    --------   --------
RENTAL OPERATIONS:
 Revenues:
  Rental income              $87,699  $53,729       $245,037  $152,589
  Equity in earnings of
   unconsolidated companies    2,649    2,489          8,066     6,133
                              ------   ------        -------   -------
                              90,348   56,218        253,103   158,722
                              ------   ------        -------   -------
 Operating expenses:
  Rental expenses             16,115   10,204         43,799    28,226
  Real estate taxes            8,984    5,252         24,871    14,367
  Interest expense            16,701    9,606         43,926    28,247
  Depreciation and
   amortization               17,660   10,702         48,445    30,253
                              ------   ------        -------   -------
                              59,460   35,764        161,041   101,093
                              ------   ------        -------   -------
   Earnings from rental
    operations                30,888   20,454         92,062    57,629
                              ------   ------        -------   -------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                        3,606    3,315         10,240     9,170
  Construction management
   and development fees        3,425    2,385          8,115     5,096
  Other income                   253      217            851       719
                              ------   ------        -------   -------
                               7,284    5,917         19,206    14,985
                              ------   ------        -------   -------
 Operating expenses:
  Payroll                      3,178    2,542          9,865     7,427
  Maintenance                    613      498          1,811     1,414
  Office and other               678      552          2,000     1,645
                              ------   ------        -------   -------
                               4,469    3,592         13,676    10,486
                              ------   ------        -------   -------

  Earnings from service
   operations                  2,815    2,325          5,530    4,499
                              ------   ------        -------  -------
General and administrative
 expense                      (2,792)  (2,048)        (8,235)  (4,540)
                              ------   ------        -------  -------

     Operating income         30,911   20,731        89,357    57,588

OTHER INCOME (EXPENSE):
 Interest income                 518      798         1,107     1,231
 Earnings from property
  sales                          661    1,425         1,615     1,807
 Other expense                  (131)    (220)         (192)     (639)
 Minority interest in
  earnings of unitholders       (692)    (350)         (946)     (775)
                              ------   ------       -------   -------
     Net income               31,267   22,384        90,941    59,212
Dividends on preferred
  units                       (4,702)  (4,370)      (14,108)   (7,782)
                              ------   ------       -------   -------
Net income available for
 common units                $26,565  $18,014       $76,833   $51,430
                              ======   ======        ======    ======
Net income per common unit:
 Basic                       $   .29  $   .25       $   .85   $   .73
                              ======   ======        ======    ======
 Diluted                     $   .29  $   .25       $   .84   $   .72
                              ======   ======        ======    ======
Weighted average number of
 common units outstanding     92,434   72,069        90,355    70,238
                              ======   ======        ======   =======
Weighted average number of
 common and dilutive
 potential common units       93,279   72,971        91,252    71,054
                              ======   ======        ======   =======

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 3 -

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                For the nine months ended September 30,
                            (in thousands)
                              (Unaudited)

                                                1998        1997
                                               -------     -------
Cash flows from operating activities:
  Net income                                   $ 90,941    $ 59,212
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                                43,039      26,707
    Amortization of deferred financing costs      1,018       1,025
    Amortization of deferred leasing and
     other costs                                  5,406       3,546
    Minority interest in earnings                   946         775
    Straight-line rental income                  (4,763)     (2,507)
    Earnings from property sales                 (1,615)     (1,807)
    Construction contracts, net                  (7,311)     13,290
    Other accrued revenues and expenses, net     25,152      13,409
    Equity in earnings in excess of
     distributions received from
     unconsolidated companies                    (4,651)     (3,901)
                                                -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     148,162     109,749
                                                -------     -------

Cash flows from investing activities:
  Rental property development costs            (163,682)   (142,028)
  Acquisition of rental properties             (231,338)   (213,673)
  Acquisition of land held for
   development and infrastructure costs         (25,139)    (58,865)
  Recurring costs:
   Tenant improvements                           (7,611)     (5,901)
   Leasing commissions                           (4,668)     (3,614)
   Building improvements                         (1,572)       (480)
  Other deferred leasing costs                  (11,533)    (12,622)
  Other deferred costs and other assets         (18,278)     (4,416)
  Proceeds from property sales, net               7,498      31,741
  Other distributions received from
   unconsolidated companies                           -      60,000
  Net investment in and advances to
   unconsolidated companies                     (14,095)    (30,636)
                                                -------     -------
  NET CASH USED BY INVESTING ACTIVITIES        (470,418)   (380,494)
                                                -------     -------

Cash flows from financing activities:
  Contributions from general partner            136,661     446,635
  Proceeds from indebtedness                    250,000     100,000
  Borrowings (repayments) on lines
   of credit, net                                96,000     (34,000)
  Payments on indebtedness including
   principal amortization                       (48,269)     (7,076)
  Distributions to partners                     (84,876)    (56,153)
  Distributions to preferred unitholders        (14,108)     (7,782)
  Distributions to minority interest               (681)       (989)
  Deferred financing costs                       (1,355)     (1,326)
                                                -------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES     333,372     439,309
                                                -------     -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS      11,116     168,564

Cash and cash equivalents at beginning of
 period                                          10,372       5,346
                                                -------     -------

Cash and cash equivalents at end of period     $ 21,488    $173,910
                                                 ------     -------

 See accompanying Notes to Condensed Consolidated Financial Statements

           DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         Condensed Consolidated Statement of Partners' Equity
             For the Nine months Ended September 30, 1998
                            (in thousands)
                              (Unaudited)

                                 General Partner         Limited '
                             -------------------------   Partners
                               Common       Preferred    Common
                               Equity       Equity       Equity       Total
                             ------------  -----------  --------    ----------
BALANCE AT DECEMBER 31, 1997   $1,016,733  $218,906     $107,141    $1,342,780

 Net income                        67,569    14,108        9,264        90,941

 Capital contribution from
  General Partner                 137,369         -            -       137,369

 Acquisition of Partnership
  interest for common stock
  of Duke Realty Investments,
  Inc.                              5,704         -            -         5,704

 Acquisition of property in
  exchange for Limited
  Partner Units                         -         -        2,038         2,038

 Distributions to preferred
  unitholders                           -   (14,108)           -       (14,108)

 Distributions to partners
  ($.94 per Common Unit)          (74,647)        -      (10,229)      (84,876)
                                ---------   -------      -------     ---------
BALANCE AT SEPTEMBER 30, 1998  $1,152,728  $218,906     $108,214    $1,479,848
                                =========   =======      =======     =========
COMMON UNITS OUTSTANDING AT
 SEPTEMBER 30, 1998                82,570                 10,839        93,409
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

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on
October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Partnership" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 88.4% of the Partnership at September 30, 1998. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The
Limited Partner Units are exchangeable for units of the General
Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The Partnership has a $450 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest payable monthly at the 30-day

London Interbank Offered Rate ("LIBOR") plus .50% - .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.0 million and $2.4 million for such services for the nine months ended September 30, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  NET INCOME PER COMMON UNIT

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing the sum of net income available for common units by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended
September 30:

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 ------------------       -----------------
                                   1998      1997           1998     1997
                                 --------  --------       -------- --------
Basic net income available
 for common units                $26,565   $18,014        $76,833  $51,430
                                  ======    ======         ======   ======
Weighted average partnership
 units outstanding                92,434    72,069         90,355   70,238
Dilutive units for long-term
 compensation plans                  845       902            897      816
                                  ------    ------         ------   ------
Weighted average number of
 common units and dilutive
 potential common units           93,279    72,971         91,252   71,054
                                  ======    ======         ======   ======

5. SUBSEQUENT EVENTS

On October 22, 1998, a quarterly distribution of $.34 per Common
Unit was declared payable on November 30, 1998, to common unitholders of record on November 12, 1998.

On October 22, 1998, a quarterly distribution of $.56875 per depositary unit of Series A Preferred Units which is payable on November 30, 1998 to preferred unitholders of record on November
16, 1998.

On October 22, 1998, a quarterly distribution of $.99875 per depositary unit on the Series B Preferred Units, payable on December 31, 1998 to preferred unitholders of record on December
17, 1998.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------
The Partners
DUKE REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 1998, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, and the related condensed consolidated statement of partners' equity for the nine months ended September 30, 1998. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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


KPMG Peat Marwick LLP
Indianapolis, Indiana
October 30, 1998
                                 - 8 -

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

The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 93.7% the last two years. The Partnership expects to continue to maintain its overall occupancy at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of September 30, 1998 and 1997 (in thousands, except percentages):

                          Total              Percent of
                       Square Feet       Total Square Feet    Percent Occupied
                    ------------------   -----------------    ----------------
 Type                 1998      1997       1998     1997       1998      1997
-------             --------  --------   -------- --------    ------    ------
INDUSTRIAL
 Service Centers     5,382      3,122      10.9%     9.1%      93.7%     93.4%
 Bulk               29,009     20,134      58.6     58.8       95.1%     94.6%
OFFICE
 Suburban           12,169      8,593      24.6     25.1       96.0%     96.8%
 CBD                   699        699       1.4      2.0       97.0%     94.0%
RETAIL               2,249      1,692       4.5      5.0       97.0%     96.3%
                    ------     ------     -----    -----
 Total              49,508     34,240     100.0%   100.0%      95.3%     95.1%
                    ======     ======     =====    =====

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.9% and 10.8% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and (ii) the Partnership's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.
                                 - 9 -

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of September 30, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Industrial          Office           Retail         Total Portfolio
        ------------------  ----------------  ---------------  -----------------
Yr.of   Sq.       Contract  Sq.     Contract  Sq.    Contract  Sq.     Contract
Exp.    Ft.       Rent      Ft.     Rent      Ft.    Rent      Ft.     Rent
-----  -------    --------  ------- --------  ------ --------  ------- --------
1998    1,405     $  5,682      424 $  4,675     25  $   177    1,854  $  10,534
1999    3,555       15,054    1,425   15,610    100    1,142    5,080     31,806
2000    3,015       12,649    1,156   14,553    123    1,501    4,294     28,703
2001    3,601       14,851    1,762   21,996     92    1,121    5,455     37,968
2002    4,368       17,913    1,519   17,138    143    1,578    6,030     36,629
2003    3,657       16,083    1,302   16,712    141    1,500    5,100     34,295
2004    1,298        6,067      383    4,878     17      178    1,698     11,123
2005    2,725        8,694    1,023   13,946    216    1,846    3,964     24,486
2006    2,174        8,260      732   10,581      8      108    2,914     18,949
2007    2,344        7,631      573    7,902     76      760    2,993     16,293
2008
 and
 There-
 after  4,495       15,839    2,064   27,909  1,240   11,187    7,799     54,935
       ------      -------   ------  -------  -----   ------   ------    -------
Total
Leased 32,637     $128,723   12,363 $155,900  2,181  $21,098   47,181   $305,721
       ======      =======   ======  =======  =====   ======   ======    =======
Total
Port-
folio
Sq.Ft. 34,391                12,868           2,249            49,508
       ======                ======           =====            ======

Annualized
net
effective
rent
per sq.ft.        $   3.94          $  12.61         $  9.67            $   6.48
                   =======           =======          ======             =======


This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 5.1 million square feet of properties under development at September 30, 1998 over the next three quarters and thereafter. The 5.1 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated                                            Anticipated
In-Service         Square    Percent     Project       Stabilized
Date               Feet      Leased      Costs          Return
----------------   ------    -------     -----------   ----------
4th Quarter 1998   2,067       60%        $114,708        12.1%
1st Quarter 1999   1,573       18%          87,631        11.4%
2nd Quarter 1999     541       56%          46,914        11.8%
Thereafter           907       42%         102,259        10.7%
                   -----                   -------
                   5,088       43%        $351,512        11.5%
                   =====                   =======

                                - 10 -

RESULTS OF OPERATIONS
---------------------
Following is a summary of the Partnership's operating results and property statistics for the three and nine months ended September 30, 1998 and 1997 (in thousands, except number of properties and per share amounts):

                                   Three months ended  Nine months ended
                                     September 30,     September 30
                                   ------------------- -------------------
                                     1998       1997     1998       1997
                                   --------   -------- --------   --------
Rental Operations revenue          $90,348    $56,218  $253,103   $158,722
Service Operations revenue           7,284      5,917    19,206     14,985
Earnings from Rental Operations     30,888     20,454    92,062     57,629
Earnings from Service Operations     2,815      2,325     5,530      4,499
Operating income                    30,911     20,731    89,357     57,588
Net income available for
 common units                       26,565     18,014    76,833     51,430
Weighted average common units
 outstanding                        92,434     72,069    90,355     70,238
Weighted average common and
 dilutive potential
 common units                       93,279     72,971    91,252     71,054
Basic income per common share      $   .29    $   .25  $    .85   $    .73
Diluted income per common share    $   .29    $   .25  $    .84   $    .72
Number of in-service properties
 at end of period                      428        278       428        278
In-service square footage at
 end of period                      49,508     34,240    49,508     34,240
Under development square footage
 at end of period                    5,088      4,490     5,088      4,490

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------
Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 278 properties comprising 34.2 million square feet at September 30, 1997 to 428 properties comprising 49.5 million square feet at September 30, 1998 through the acquisition of 118 properties totaling 9.2 million square feet and the completion of 34 properties and four building expansions totaling 6.1 million square feet developed by the Partnership. The Partnership also disposed of two properties totaling 21,000 square feet. These 150 net additional rental properties primarily account for the $34.1 million increase in revenues from Rental Operations from 1997 to 1998. The Partnership received approximately $2.3 million of lease termination payments which are included in rental income for the three months ended September 30, 1998. Included in rental income for the three months ended September 30, 1997 are approximately $252,000 of lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 150 in-service rental properties.

Interest expense increased by approximately $7.1 million from $9.6 million for the three months ended September 30, 1997 to $16.7 million for the three months ended September 30, 1998 as a result of additional unsecured debt issued in the third quarter of 1997 to fund the development and acquisition of additional rental properties as well as $250 million of unsecured debt issued in the first two quarters of 1998 to fund development and acquisition activity.

As a result of the above-mentioned items, earnings from rental operations increased $10.4 million from $20.5 million for the three months ended September 30, 1997 to $30.9 million for the three months ended September 30, 1998.

Service Operations
------------------
Service Operation revenues increased by $1.4 million from $5.9 million for the three months ended September 30, 1997 to $7.3 million for the three months ended September 30, 1998 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.

Service Operations operating expenses increased from $3.6 million to $4.5 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 primarily as a result of an increase in construction activity and an increase in operating expenses resulting from the overall growth of the Partnership.

As a result of the above-mentioned items, earnings from Service
Operations increased from $2.3 million for the three months ended
September 30, 1997 to $2.8 million for the three months ended
September 30, 1998.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $2.0 million for the three months ended September 30, 1997 to $2.8 million for the three months ended September 30, 1998 primarily as a result of increases in payroll related expenses, advertising costs and state and local taxes due to the overall growth of the Partnership.

Net Income Available for Common Units
-------------------------------------
Net income available for common units for the three months ended
September 30, 1998 was $26.6 million compared to net income available for common units of $18.0 million for the three months ended
September 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS
ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------

Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 278 properties comprising 34.2 million square feet at September 30, 1997 to 428 properties comprising 49.5 million square feet at September 30, 1998 through the acquisition of 118 properties totaling 9.2 million square feet and the completion of 34 properties and four building expansions totaling 6.1 million square feet developed by the Partnership. The Partnership also disposed of two properties totaling 21,000 square feet. These 150 net additional rental properties primarily account for the $94.4 million increase in revenues from Rental Operations from 1997 to 1998. The Partnership received approximately $6.3 million of lease termination payments which are included in rental income for the nine months ended September 30, 1998. Included in rental income for the nine months ended September 30, 1997 are approximately $1.9 million of lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 150 in-service rental properties.

Interest expense increased by approximately $15.7 million from $28.2 million for the nine months ended September 30, 1997 to $ 43.9 million for the nine months ended September 30, 1998 as a result of additional unsecured debt issued in the third quarter of 1997 to fund the development and acquisition of additional rental properties as well as $250 million of unsecured debt issued in the first two quarters of 1998 to fund development and acquisitions.

As a result of the above-mentioned items, earnings from rental operations increased $34.5 million from $57.6 million for the nine months ended September 30, 1997 to $92.1 million for the nine months ended September 30, 1998.

Service Operations
------------------
Service Operation revenues increased to $19.2 million for the nine months ended September 30, 1998 as compared to $15.0 million for the nine months ended September 30, 1997 primarily as a result of an increase in third-party construction volume. Service Operation operating expenses increased from $10.5 million to $13.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Partnership.

As a result of the above-mentioned items, earnings from Service
Operations increased from $4.5 million for the nine months ended
September 30, 1997 to $5.5 million for the nine months ended
September 30, 1998.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $4.5 million for the nine months ended September 30, 1997 to $8.2 million for the nine months ended September 30, 1998 primarily as a result of increases in payroll related expenses, advertising costs and state and local taxes due to the overall growth of the Partnership.

Net Income Available for Common Units
-------------------------------------
Net income available for common units for the nine months ended September 30, 1998 was $76.8 million compared to net income available for common units of $51.4 million for the nine months ended September 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $148.2 million and $109.7 million for the nine months ended September 30, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.
                                - 13 -

Net cash used by investing activities totaling $470.4 million and $380.5 million for the nine months ended September 30, 1998 and 1997, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1998, $420.2 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development, including the acquisition of five portfolios consisting of 22 industrial buildings and 17 office buildings. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $414.6 million. During the nine months ended September 30, 1997, the Partnership contributed properties to an existing joint venture at an agreed value of approximately $60.8 million and received a cash distribution of $60.0 million from the proceeds of a mortgage loan received in May 1997. The joint venture partner contributed $753,000 of cash to the venture to maintain proportionate ownership interest. During the nine months ended September 30, 1997, the Partnership also invested $32.2 million in a newly formed joint venture with an institutional investor which allowed the joint venture to purchase office property consisting of approximately 345,000 square feet and 17 acres.

Net cash provided by financing activities totaling $333.4 million and $439.3 million for the nine months ended September 30, 1998 and 1997, respectively, represents the source of funds from equity and debt offerings and borrowings on the lines of credit to fund the Partnership's investing activities. Also included in financing activities are the distribution of funds to unitholders and minority interests. In 1997, the Partnership received $300.5 million of net proceeds from the General Partner's common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In 1998, the Partnership received $136.7 million of net proceeds from the General Partner's common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the nine months ended September 30, 1998, the Partnership received $21.2 million of net proceeds from the issuance of common stock under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan compared to $10.0 million of net proceeds received under the General Partner's Direct Stock Purchase and Dividend Reinvestment Plan during the first nine months of 1997. In the first quarter of 1998, the Partnership received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006. In the second quarter of 1998, the Partnership received $100.0 million of proceeds from the offering of 6.75% Senior Notes due May 30, 2008 and $50.0 million in proceeds from the issuance of 7.25% notes under the Partnership's medium-term note program. In the third quarter of 1997, the Partnership received $146.1 million of net proceeds from the offering of 7.99% Series B Step-Up Redeemable Preferred Units and $100.0 million from the offering of 6.95% Pass-Through Asset Trust Securities due August 2004.

The Partnership has a $450 million unsecured line of credit which matures in April 2001. This facility was increased from $250 million in September 1998 and bears interest payable at the 30-day LIBOR plus
 .50% - .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .65%.

The General Partner and the Partnership currently have on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of September 30, 1998 of approximately $1.2 billion to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at September 30, 1998 consists of notes totaling $1.027 billion with a weighted average interest rate of 7.29% maturing at various dates through 2028. The Partnership has $699.0 million of unsecured debt and $328.0 million of secured debt outstanding at September 30, 1998. Scheduled principal amortization of such debt totaled $5.3 million for the nine months ended September 30, 1998.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at September 30, 1998 (in thousands):

                          Repayments
         -------------------------------------------------  Weighted Average
         Scheduled                                          Interest Rate of
Year     Amortization      Maturities           Total       Future Repayments
----     ------------      ----------   ------------------  -----------------
1998     $ 1,673           $   6,999     $     8,672         6.59%
1999       5,905              30,450          36,355         6.41%
2000       6,288              64,850          71,138         7.14%
2001       5,954             183,560         189,514         6.72%
2002       6,462              50,000          56,462         7.39%
2003       4,519              66,144          70,663         8.46%
2004       3,509             177,032         180,541         7.41%
2005       3,800             100,000         103,800         7.49%
2006       4,117             100,000         104,117         7.07%
2007       3,653              14,955         187,175         6.89%
          ------             -------       ---------
Total    $83,055            $943,990      $1,027,045         7.29%

The Partnership intends to pay the following regular quarterly distributions from net cash provided by operating activities:

              DISTRIB.
DESCRIPTION   PER UNIT   DECLARATION       UNITHOLDER DATE    DATE
OF EQUITY     DECLARED   DATE              OF RECORD          PAYABLE
-----------   --------   -----------       ----------------   ---------------
Common Units  $   .34    October 22, 1998  November 12, 1998  November 30, 1998
Series A
 Preferred    $.56875    October 22, 1998  November 16, 1998  November 30, 1998
Series B
 Preferred    $.99875    October 22, 1998  December 17, 1998  December 31, 1998

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interest, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.
                                - 15 -

The following table reflects the calculation of the Partnership's FFO for the three and nine months ended September 30 as follows (in thousands):

                                  Three months ended        Nine months ended
                                    September 30,             September 30,
                                ----------------------    ---------------------
                                  1998          1997        1998         1997
                                --------      --------    --------     --------

Net income available for
 common units                 $  26,565     $  18,014     $ 76,833   $  51,430
Add back:
 Depreciation and
  amortization                   17,660        10,702       48,445      30,253
 Share of joint venture
  adjustments                     1,101           757        2,651       2,071
 Earnings from property sales      (661)       (1,425)      (1,615)     (1,807)
                               --------      --------      -------    --------
FUNDS FROM OPERATIONS         $  44,665     $  28,048     $126,314   $  81,947
                               ========      ========      =======    ========
CASH FLOW PROVIDED BY
(USED BY):
 Operating activities         $  47,928     $  37,544     $148,162   $ 109,749
 Investing activities          (118,517)     (204,317)    (470,418)   (380,494)
 Financing activities            70,169       337,592       333,372    439,309

The increase in FFO for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires the internal cost of pre-acquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. During the first three months of 1998, prior to adopting Issue No. 97-11, the Partnership capitalized approximately $275,000 of internal costs of pre-acquisition activities which under Issue 97-11 would have been expensed.

YEAR 2000

The Partnership recognizes that the Year 2000 problem could affect its operations as well as the proper functioning of the embedded systems included in the Partnership's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The Partnership continues to evaluate the Year 2000 readiness of its operations and those of its properties, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Partnership also continues to evaluate its own systems to determine the impact of the Year 2000. The Partnership has completed the process of inventorying and evaluating the existing properties' systems and intends to continue to inventory and assess the systems of new properties as developed and acquired. The Partnership has developed a work plan detailing the tasks and resources required to ready its and its properties' operations and systems for the Year 2000. This work plan includes prioritization of all systems and appropriate timetables for the necessary remediation and testing of these systems, as well as contingency plans if readiness cannot be achieved. Contingency plans generally provide for obtaining or allowing for alternative access, limited electrical service, security and other basic services. In addition, in many cases the Partnership will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. Based on the information prepared by the Partnership or received to date, the Partnership expects that the costs to achieve Year 2000 readiness will not be material. The Partnership expects to pass on most of the costs to achieve Year 2000 readiness in any particular property to the tenants, and will otherwise expense the costs as incurred.

There can be no assurance that the Partnership will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. The
Partnership, however, does not currently expect the Year 2000 problem will have a material impact on the Partnership's business, operations, or financial condition.

                                 -17-
                      PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings
 --------------------------
 None

 Item 2.  Changes in Securities
 ------------------------------
 None

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------
 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
 None.

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

  Reports on Form 8-K
  ----------------------
  None.
                                 -18-

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

  DUKE REALTY LIMITED PARTNERSHIP
  -------------------------------
  By:  Duke Realty Investments, Inc.,
       General Partner
                                              Registrant


Date: November 12, 1998           /s/  Thomas L. Hefner
      -----------------           ----------------------------------
                                  President and
                                     Chief Executive Officer




                                  /s/  Darell E. Zink, Jr.
                                  ----------------------------------
                                  Executive Vice President and
                                   Chief Financial Officer




                                  /s/ Dennis D. Oklak
                                  ----------------------------------
                                  Executive Vice President and
                                    Chief Administrative Officer