Form 10-K405
period 1998-12-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1999-03-30
CIK 1003410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1997
               or
         / /   Transition report pursuant to section 13 or 15(d)
               of the Securities Exchange Act of 1934 (No Fee
               Required) for  the transition period from        to
                                                         -------   -------

     Commission file number   0-20625
                              -------
                         DUKE REALTY LIMITED PARTNERSHIP
                       ----------------------------------
            (Exact name of registrant as specified in its charter)

               Indiana                                 35-1898425
     ----------------------------------          -----------------------
     (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          Identification No.)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                        46240
          ---------------------------------------      ------------------
          (Address of principal executive offices)             (Zip Code)
                                  (317) 808-6000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Title of each class:          Name of each exchange on which registered:
          None                                    N/A
     ---------------------------   ------------------------------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $125,887,724 based on the last reported sale price of the common units of Duke Realty Investments, Inc., into which Limited Partner Units are exchangeable, on March 1, 1999.

     The number of Limited Partnership Units outstanding as of March 1, 1999 was 10,831,552.

                                TABLE OF CONTENTS

                                    FORM 10-K


          Item No.                                               PAGE(S)
          -------                                                -------
          PART I

               1.  Business                                       1 - 4
               2.  Properties                                     4 - 17
               3.  Legal Proceedings                                17
               4.  Submission of Matters to a
                   Vote of Security Holders                         17

          PART II

               5.  Market for the Registrant's Equity
                   and Related Security Holder Matters.            18
               6.  Selected Financial Data                      18 - 19
               7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   19 - 27
               7a. Quantitative and Qualitative Disclosure
                   About Market Risks                           27 - 28
               8.  Financial Statements and Supplementary
                   Data.                                           28
               9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure          28

          PART III

              10.  Directors and Executive Officers of the
                   Registrant                                   29 - 32
              11.  Executive Compensation                       32 - 40
              12.  Security Ownership of Certain Beneficial
                   Owners and Management                           40
              13.  Certain Relationships and Related
                   Transactions                                    41

          PART IV

              14.  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                      42 - 69

          Signatures                                            70 - 71

          Exhibits

   WHEN USED IN THIS FORM 10-K REPORT, THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY.
   IN PARTICULAR, AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO
   DIFFER MATERIALLY ARE CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST, GENERAL BUSINESS AND ECONOMIC CONDITIONS, COMPETITION, INCREASES IN REAL ESTATE CONSTRUCTION COSTS, INTEREST RATES, ACCESSIBILITY OF DEBT AND EQUITY CAPITAL MARKETS AND OTHER RISKS INHERENT IN THE REAL ESTATE BUSINESS INCLUDING TENANT DEFAULTS, POTENTIAL LIABILITY RELATING TO ENVIRONMENTAL MATTERS AND ILLIQUIDITY OF REAL ESTATE INVESTMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO ADVISED TO REFER TO DUKE REALTY INVESTMENTS, INC.'S FORM 8-K REPORT AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 FOR ADDITIONAL INFORMATION CONCERNING THESE RISKS.

                                     PART I
   ITEM 1.  BUSINESS

   Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke Realty Investments, Inc. (the "Predecessor" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership currently owning 88.8% of the partnership interest ("General Partner Units"). The remaining 11.2% of the Partnership is owned by limited partners ("Limited Partner Units" and, together with the General Partner Units, the "Common Units").

   The Partnership's primarily business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest (See discussion of Weeks merger below). As of December 31, 1998, the Partnership owned interests in a diversified portfolio of 493 rental properties comprising 59.3 million square feet (including 40 properties and three expansions comprising 7.2 million square feet under development). Substantially all of these properties are located in the Partnership's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; St. Louis, Missouri; Minneapolis, Minnesota; Chicago, Illinois; and Nashville, Tennessee. In addition to its Rental Operations, the Partnership, through its Service Operations provides, on a fee basis, leasing, management, construction, development, and other real estate services for approximately 6.9 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information of these industry segments. The Partnership has rental operations that are self-administered. In addition, the Partnership conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership's controlled subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Partnership" in this Form 10-K Report include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise. The Partnership has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

   The Partnership's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Nashville, Tennessee; St. Louis, Missouri and Minneapolis, Minnesota. The Partnership had 748 employees as of December 31, 1998.

   BUSINESS STRATEGY

   The Partnership's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership's tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest and unconsolidated companies (adjustments for minority interests and unconsolidated companies are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Partnership's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership's significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

   The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market unit and effective rents in the markets where it owns properties
   (see discussion of Weeks merger below).   The Partnership also expects to
   utilize its approximately 1,750 acres of unencumbered land and its many business relationships with more than 3,600 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   All of the Partnership's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Partnership's current markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties. Based upon the current occupancy rates in Partnership and competitive properties, the Partnership believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%;
   (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The General Partner and the Partnership have raised approximately $1.4 billion through public debt and equity offerings during the three years ended December 31, 1998. Based on these offerings, the General Partner and the Partnership have demonstrated their ability to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership has a
   $450 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. The Partnership's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Units and units of limited partnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at December 31, 1998 was 27.75%. The Partnership's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1998 were 2.54x and 2.05x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   MERGER WITH WEEKS CORPORATION

   On March 1, 1999, the General Partner announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership") will merge with and into the General Partner and the Partnership. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, its in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, the Weeks' primary markets and the concentration of its portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North
                                      - 3 -

   Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, the Weeks Operating Partnership had approximately 7.3 million Common Units outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding common unit of the Weeks Operating Partnership will be converted into the right to receive 1.38 Common Units of the Partnership; each outstanding unit of 8.0% Series A Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one depositary unit of the Partnership representing 1/1000 of a unit of 8.0% Series F Cumulative Redeemable Preferred Equity of the Partnership; and each outstanding unit of 8.625% Series D Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one depositary unit of the Partnership representing 1/1000 of a unit of 8.625% Series H Cumulative Redeemable Preferred Equity of the Partnership. The terms of the Partnership's depositary units to be issued in the merger will be identical to the terms of the Weeks Operating Partnership Series A and Series D preferred equity. The merger of the Weeks Operating Partnership into the Partnership is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the shareholders of the General Partner and Weeks Corporation and satisfaction of customary closing conditions.

   If the merger between the Partnership and the Weeks Operating Partnership is consummated as expected, the combined company will have significant operations and assets located in southeastern markets where the
   Partnership and its management have not traditionally operated or owned assets. Since substantially all of the members of the Weeks Operating Partnership's management are expected to remain with the combined company for the foreseeable future after the merger, the Partnership expects
   to  have   the necessary  expertise to operate successfully in the new
   markets.   The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become favorable.

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

   ITEM 2.  PROPERTIES

   As of December 31, 1998, the Partnership owns an interest in a diversified portfolio of 493 commercial properties encompassing approximately 59.3 million net rentable square feet (including 40 properties and three expansions comprising 7.2 million square feet under development) located primarily in five states and approximately 1,750 acres of land for future development. The properties are described on the following pages.

                                                              Net
                                Partner-   Year      Land     Rentable  %Leased
Name/               Ownership   ship's     Constd/   Area     Area      December
Location            Interest    Ownership  Expanded  (Acres)  (sq. ft.) 31, 1998
----------------    ----------  --------   --------  -------  --------- --------
IN-SERVICE
-----------
INDUSTRIAL
----------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 48             Fee      50% [1]      1984     8.63      127,410   100%
Bldg. 49             Fee      50% [1]      1982     4.55       89,600   100%
Bldg. 50             Fee      50% [1]      1982     4.09       51,200   100%
Bldg. 52             Fee      50% [1]      1983     2.70       34,800   100%
Bldg. 53             Fee      50% [1]      1984     4.23       76,800   100%
Bldg. 54             Fee      50% [1]      1984     4.42       76,800    33%
Bldg. 55             Fee      50% [1]      1984     3.83       43,200   100%
Bldg. 56             Fee      50% [1]      1984    15.94      300,000   100%
Bldg. 57             Fee      50% [1]      1984     7.70      128,800   100%
Bldg. 58             Fee      50% [1]      1984     8.03      128,800   100%
Bldg. 59             Fee      50% [1]      1985     5.14       83,200   100%
Bldg. 60             Fee      50% [1]      1985     4.78       83,200    85%
Bldg. 62             Fee      50% [1]      1986     7.70      128,800   100%
Bldg. 67             Fee      50% [1]      1987     4.23       72,350   100%
Bldg. 68             Fee      50% [1]      1987     4.23       72,360    82%
Bldg. 71             Fee      50% [1]      1987     9.06      193,400   100%
Bldg. 74             Fee  10%-50% [2]      1988    12.41      257,400    100%
Bldg. 76             Fee  10%-50% [2]      1988     5.10       81,695    100%
Bldg. 78             Fee  10%-50% [2]      1988    21.80      512,777    100%
Bldg. 79             Fee     100%          1988     4.47       66,000    100%
Bldg. 80             Fee     100%          1988     4.47       66,000    100%
Bldg. 83             Fee     100%          1989     5.34       96,000     97%
Bldg. 84             Fee     100%          1989     5.34       96,000     73%
Bldg. 85             Fee  10%-50% [2]      1989     9.70      180,100    100%
Bldg. 89             Fee  10%-50% [2]      1990    11.28      311,600    100%
Bldg. 91             Fee  10%-50% [2] 1990/1996     7.53      196,800    100%
Bldg. 92             Fee  10%-50% [2]      1991     4.38       45,917    100%
Bldg. 95             Fee     100%          1993    15.23      336,000    100%
Bldg. 96             Fee     100%     1994/1997    27.69      737,850    100%
Bldg. 97             Fee     100%          1994    13.38      280,800     80%
Bldg. 98             Fee     100%     1968/1995    37.34      508,306     78%
Bldg. 99             Fee      50% [3]      1994    18.00      364,800    100%
Bldg. 100            Fee     100%          1995     7.00      117,500    100%
Bldg. 101            Fee      50% [1]      1983     4.37       45,000     64%
Bldg. 105            Fee      50% [1]      1983     4.64       41,400    100%
Bldg. 106            Fee      50% [1]      1978     4.64       41,400    100%
Bldg. 107            Fee     100%          1984     3.56       58,783     94%
Bldg. 108            Fee      50% [1]      1983     6.36       60,300     85%
Bldg. 109            Fee     100%          1985     4.80       46,000     82%
Bldg. 113            Fee      50% [1]      1987     6.20       72,000     90%
Bldg. 114            Fee      50% [1]      1987     6.20       56,700     97%
Bldg. 117            Fee  10%-50% [2]      1988    13.36      135,600     98%
Bldg. 120            Fee  10%-50% [2]      1989     4.54       54,982     86%
Bldg. 122            Fee     100%          1990     6.17       73,274    100%
Bldg. 125            Fee     100%     1994/1996    13.81      195,080    100%
Bldg. 126            Fee     100%          1984     4.04       60,100     86%
Bldg. 127            Fee     100%          1995     6.50       93,600    100%
Bldg. 128            Fee     100%          1996    14.40      322,000    100%
Bldg. 129            Fee     100%          1996    16.00      320,000    100%
Bldg. 130            Fee     100%          1996     9.70      152,000     92%
Bldg. 131            Fee     100%          1997    21.00      415,680    100%
Bldg. 133            Fee     100%          1997     1.30       20,530    100%
Bldg. 134            Fee     100%          1998     8.70      110,400    100%
Georgetown Ctr.
 Bldg. 1             Fee     100%          1987     5.85      111,883    100%
Georgetown Ctr.
 Bldg. 2             Fee     100%          1987     5.81       72,120    100%
Georgetown Ctr.
 Bldg. 3             Fee     100%          1987     5.10       45,896    100%


PARK FLETCHER
Bldg. 2              Fee      50% [1]      1970     1.31      20,160     100%
Bldg. 4              Fee      50% [1]      1974     1.73      23,000       0%
Bldg. 6              Fee      50% [1]      1971     3.13      36,180      80%
Bldg. 7              Fee      50% [1]      1974     3.00      41,900     100%
Bldg. 8              Fee      50% [1]      1974     2.11      18,000     100%
Bldg. 14             Fee     100%          1978     1.39      19,480     100%
Bldg. 15             Fee      50% [1]      1979     5.74      72,800     100%
Bldg. 16             Fee      50% [1]      1979     3.17      35,200      84%
Bldg. 18             Fee      50% [1]      1980     5.52      43,950      96%
Bldg. 21             Fee      50% [1]      1983     2.95      37,224     100%
Bldg. 22             Fee      50% [1]      1983     2.96      48,635      58%
Bldg. 26             Fee      50% [1]      1983     2.91      28,340      89%
Bldg. 27             Fee      25% [1]      1985     3.01      39,178     100%
Bldg. 28             Fee      25% [1]      1985     7.22      93,880     100%
Bldg. 29             Fee      50% [1]      1987     7.16      92,044     100%
Bldg. 30             Fee      50% [1]      1989     5.93      78,568     100%
Bldg. 31             Fee      50% [1]      1990     2.62      33,029     100%
Bldg. 32             Fee      50% [1]      1990     5.43      67,297     100%
Bldg. 33             Fee      50% [1]      1997     7.50     112,710     100%
Bldg. 34             Fee      50% [1]      1997    13.00     230,400     100%
Bldg. 35             Fee      50% [1]      1998     8.10      96,427     100%
Bldg. 36             Fee      50% [1]      1998     3.90      52,800      68%
Bldg. 37             Fee      50% [1]      1998     1.90      14,850     100%

SHADELAND STATION
7420-86 Shadeland    Fee     100%          1984     4.09      48,600     100%

HUNTER CREEK BUS.PARK
Bldg. 1              Fee  10%-50% [2]      1989     5.97      86,500      77%
Bldg. 2              Fee  10%-50% [2]      1989     8.86     202,560      56%

HILLSDALE TECHNECTR.
Bldg. 1              Fee      50% [1]      1986     9.16      73,866      76%
Bldg. 2              Fee      50% [1]      1986     5.50      83,600     100%
Bldg. 3              Fee      50% [1]      1987     5.50      84,050      69%
Bldg. 4              Fee     100%          1987     7.85      73,874     100%
Bldg. 5              Fee     100%          1987     5.44      67,500      99%
Bldg. 6              Fee     100%          1987     4.25      64,000     100%

Franklin Road
 Bus. Ctr.           Fee     100%     1962,1971,
                                     1974,1998 [4] 28.00     488,925      95%

Palomar Bus. Ctr.    Fee     100%          1973     4.50      99,350     100%

Nampac Bldg.         Fee     100%          1974     6.20      87,064     100%

NORTH AIRPORT PARK
Thomson Consumer
 Elects.             Fee      50% [1] 1996/1998    64.02   1,339,195     100%
Bldg. 2              Fee     100%          1997    22.50     377,280     100%

6060 Guion Road      Fee     100%  1968/1974/1977  14.05     182,311     100%

4750 Kentucky Ave.   Fee     100%          1974    11.01     125,000     100%

4316 West Minnesota  Fee     100%          1970    10.40     121,250     100%

CARMEL, INDIANA
HAMILTON CROSSING
Bldg. 1              Fee     100%          1989     4.70      51,825     100%

GREENWOOD, INDIANA
SOUTH PARK BUS. CTR.
Bldg. 2              Fee     100%          1990     7.10      86,806      86%

LEBANON, INDIANA
LEBANON BUS. PARK
American Air Filter  Fee     100%          1996    10.40     153,600     100%
Little, Brown & Co.  Fee      50% [1]      1996    31.60     500,455     100%
Purity Wholesale     Fee     100%          1997    32.60     556,248     100%
Pamida               Fee     100%          1997    14.90     200,000     100%
Prentice Hall        Fee     100%          1998    38.90     576,040     100%
Lebanon (Gen. Cable) Fee     100%          1998    23.30     395,472     100%

CINCINNATI, OHIO
PARK 50 TECHNECTR.
Bldg. 20             Fee     100%          1987     8.37      96,000      94%
Bldg. 25             Fee     100%          1989    12.20      78,328      90%

GOVERNOR'S POINTE
4700 Bldg.           Fee     100%          1987     5.51      76,400      91%
4800 Bldg.           Fee     100%          1989     7.07      80,000     100%
4900 Bldg.           Fee     100%          1987     9.41      79,034      98%

WORLD PARK
Bldg. 5              Fee     100%          1987     5.00      59,700      93%
Bldg. 6              Fee     100%          1987     7.26      92,400     100%
Bldg. 7              Fee     100%          1987     8.63      96,000     100%
Bldg. 8              Fee     100%          1989    14.60     192,000     100%
Bldg. 9              Fee     100%          1989     4.47      58,800     100%
Bldg. 11             Fee     100%          1989     8.98      96,000     100%
Bldg. 14             Fee     100%          1989     8.91     166,400     100%
Bldg. 15             Fee     100%          1990     6.50      93,600     100%
Bldg. 16             Fee     100%          1989     7.00      93,600     100%
MicroAge             Fee      50% [1]      1994    15.10     304,000     100%
Bldg. 18             Fee     100%          1997    16.90     252,000     100%
Bldg. 28             Fee     100%          1998    11.60     220,160     100%
Bldg. 29             Fee     100%          1998    21.40     452,000     100%
Bldg. 31             Fee     100%          1998     7.10     122,120     100%
Union Ctr.Bldg. 1    Fee     100%          1998     4.00      59,400      35%

ENTERPRISE BUS. PARK
Bldg. 1              Fee     100%          1990     7.52      87,400     100%
Bldg. 2              Fee     100%          1990     7.52      84,940     100%
Bldg. A              Fee     100%          1987     2.65      20,888      77%
Bldg. B              Fee     100%          1988     2.65      34,940      54%
Bldg. D              Fee     100%          1989     5.40      60,322      93%

FAIRFIELD BUS. CTR.
Bldg. D              Fee     100%          1990     3.23      40,223     100%
Bldg. E              Fee     100%          1990     6.07      75,600     100%

KENTUCKY DRIVE
7910 Kentucky Drive  Fee     100%          1980     3.78      38,329     100%
7920 Kentucky Drive  Fee     100%          1974     9.33      93,945      64%

OTHER INDUSTRIAL-CINCINNATI
U.S. Post
 Office Bldg.        Fee      40% [5]      1992     2.60      57,886     100%
University Moving    Fee     100%          1991     4.95      70,000     100%
Creek Road Bldg. I   Fee     100%          1971     2.05      38,715     100%
Creek Road Bldg. II  Fee     100%          1971     2.63      53,210     100%
Cornell Commerce
 Ctr.                Fee     100%          1989     9.91     167,695      90%
Mosteller
 Dist. Ctr.          Fee     100%     1957/1996    25.80     357,796     100%
Mosteller
 Dist. Ctr. II       Fee     100%          1997    12.20     261,440      79%
Perimeter Park
 Bldg. A             Fee     100%          1991     2.92      28,100     100%
Perimeter Park
 Bldg. B             Fee     100%          1991     3.84      30,000      80%

COLUMBUS, OHIO
Pet Foods Bldg.      Fee     100%     1993/1995    16.22     276,000     100%
3800 Zane Trace
 Dr. (MBM)           Fee     100%          1978     3.98      83,167     100%
6600 Port Rd.        Fee     100%     1995/1998    45.42   1,025,743     100%
3635 Zane Trace
 Drive               Fee     100%          1980     5.24      98,822      49%
Groveport Community
 Ctr. #1             Fee      50%  [6]     1998    17.78     354,750      64%

SOUTH POINTE BUS. CTR.
South Pointe A       Fee      50%  [1]     1995    14.06     293,824     100%
South Pointe B       Fee      50%  [1]     1996    13.16     307,200     100%
South Pointe C       Fee      50%  [1]     1996    12.57     322,000     100%
SouthPointe Bldg. D  Fee     100%          1997     6.55     116,520      89%
SouthPointe Bldg. E  Fee     100%          1997     6.55      82,520      71%
2190-2200 Westbelt
 Dr.                 Fee     100%          1986     6.12      95,516     100%

HEBRON, KENTUCKY
SOUTHPARK BUS.CTR.
Bldg. 1              Fee     100%          1990     7.90      96,000     100%
Bldg. 3              Fee     100%          1991    10.79     192,000     100%
CR Services          Fee     100%          1994    22.50     253,664     100%
Redken Laboratories  Fee     100%          1994    28.79     166,400     100%
Skyport Bldg. I      Fee     100%          1997    15.10     316,800     100%

LOUISVILLE, KENTUCKY
Dayco                Fee      50%  [1]     1995    30.00     282,539     100%

FLORENCE, KENTUCKY
Empire Commerce Ctr. Fee     100%     1973/1980    11.62     148,445     100%

CHICAGO, ILLINOIS
Kirk Road Bldg.      Fee     100%          1990     3.50      62,400     100%
Abbot Bldg.          Fee     100%          1989     2.15      43,930     100%
Janice Avenue Bldg.  Fee     100%          1956     2.00      40,250     100%
Wolf Road Bldg.      Fee     100%       1966/69     2.70      60,922     100%
Touhy Avenue Bldg.   Fee     100%          1971     5.48     120,000     100%
Jarvis Avenue Bldg.  Fee     100%          1969     5.35     111,728     100%
Laurel Drive Bldg.   Fee     100%          1981     1.12      19,570     100%
Crossroads Bldg. I   Fee     100%          1998    11.34     289,920      44%
Ballard Drive Bldg.  Fee     100%          1985     3.33      54,274     100%
Oakmont Tech Ctr.    Fee     100%          1989     6.30     111,659     100%

DECATUR, ILLINOIS
PARK 101 BUS. CTR.
Bldg. 3              Fee     100%          1979     5.76      75,600      91%
Bldg. 8              Fee     100%          1980     3.16      50,400     100%

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECTR.
Bldg. 2              Fee     100%          1988     2.94      50,400      71%
Bldg. 3              Fee     100%          1988     2.94      52,800      79%
Bldg. 4              Fee     100%          1988     5.23      46,800     100%
Bldg. 5              Fee     100%          1988     5.23      61,171     100%
Bldg. 6              Fee     100%          1989    10.53     113,400      71%
Bldg. 7              Fee     100%          1995     8.24      66,873     100%
Bldg. 8              Fee     100%          1997    15.44      71,615     100%

Greenbriar Bus. Park Fee     100%          1986    10.73     134,759     100%

Keebler Bldg.        Fee     100%          1985     4.39      36,150     100%

MILWAUKEE, WISCONSIN
S.F. Music Box
 Bldg.               Fee   33.33%  [7]     1993     8.90     153,600     100%


ST. LOUIS, MISSOURI
I-70 Ctr.            Fee     100%          1986     4.57      76,240      90%
1920 Beltway         Fee     100%          1986     4.44      70,000     100%
Alfa Laval           Fee     100%          1996    12.76     129,500     100%
Westport Ctr. I      Fee     100%          1998    11.90     177,600      97%
Westport Ctr. II     Fee     100%          1998     5.25      51,053     100%
St. Louis Bus Ctr A  Fee     100%          1987     2.49      47,876     100%
St. Louis Bus Ctr B  Fee     100%          1986     3.14      56,514      98%
St. Louis Bus Ctr C  Fee     100%          1986     2.10      38,034      93%
St. Louis Bus Ctr D  Fee     100%          1987     1.81      34,004      76%
Craig Park Ctr.      Fee     100%          1984     3.19      42,210      93%

EARTH CITY
Dukeport I           Fee      50% [1]      1996    21.24     403,200     100%
Dukeport II          Fee      50% [1]      1997    14.70     244,800     100%
Dukeport III         Fee     100%          1998     9.50     214,400     100%
Dukeport V           Fee     100%          1998     6.00      96,000      29%
Horizon Bus. Ctr.    Fee     100%          1985     5.31      75,746     100%
Warson Commerce Ctr. Fee     100%  1987/1988/1997   8.83     122,886      95%

RIVERPORT
Express Scripts
 Srv.Ctr.            Fee     100%          1992    10.81     119,000     100%
Riverport Dist.A     Fee     100%          1990     5.96     100,000     100%
Riverport Dist.B     Fee     100%          1989     3.36      45,200     100%
Southport I          Fee     100%          1977     1.36      20,810     100%
Southport II         Fee     100%          1978     1.53      22,400     100%
Southport Commerce
 Ctr.                Fee     100%          1978     2.65      34,873     100%

CLEVELAND, OHIO
Johnson Controls     Fee     100%          1972    14.56      85,410     100%
Dyment               Fee     100%          1988    12.00     246,140     100%
Mr. Coffee           Fee      50% [1]      1997    35.00     458,000     100%
Fountain Parkway
 Bldg I              Fee     100%          1998     6.50     108,704     100%
Strongsville
 Bldg. B             Fee     100%          1998     4.50      67,540     100%
Enterprise Parkway   Fee     100%     1974/1995     7.40      65,810      13%
Park 82 Bldg. 2      Fee     100%          1998     7.10     105,600      51%

SOLON INDUSTRIAL PARK
30600 Carter         Fee     100%          1971    11.30     190,188     100%
6230 Cochran         Fee     100%          1977     7.20     100,365      50%
31900 Solon-Front    Fee     100%          1974     8.30      85,000     100%
5821 Solon           Fee     100%          1970     5.80      66,638      78%
6161 Cochran         Fee     100%          1978     6.10      62,400      85%
5901 Harper          Fee     100%          1970     4.10      55,408     100%
29125 Solon          Fee     100%          1980     5.90      47,329     100%
6661 Cochran         Fee     100%          1979     4.70      39,000      87%
6521 Davis           Fee     100%          1979     3.20      21,600     100%
31900 Solon-Rear     Fee     100%          1982     5.30       7,193     100%

ST. PAUL, MINNESOTA
University Crossing  Fee     100%          1990     5.65      83,291     100%

MINNEAPOLIS, MINNESOTA
Enterprise
 Industrial Ctr.     Fee     100%          1979    10.88     165,755     100%
Apollo Distribution
 Ctr.                Fee     100%          1997    11.05     168,480     100%
Sibley Industrial
 Ctr. I              Fee     100%          1973     2.88      54,612     100%
Sibley Industrial
 Ctr. II             Fee     100%          1972     2.58      37,800       0%
Sibley Industrial
 Ctr. III            Fee     100%          1968     4.10      32,810     100%
Yankee Place         Fee     100%          1986    19.03     221,075     100%
Larc Industrial
 Park I              Fee     100%          1977     4.59      67,200      94%
Larc Industrial
 Park II             Fee     100%          1976     3.70      54,000      99%
Larc Industrial
 Park III            Fee     100%          1980     2.38      30,800     100%
Larc Industrial
 Park IV             Fee     100%          1980     1.06      13,800     100%
Larc Industrial
 Park V              Fee     100%          1980     1.54      22,880     100%

Larc Industrial
 Park VI            Fee      100%          1975     3.91      63,600     100%
Larc Industrial
 Park VII           Fee      100%          1973     2.65      41,088     100%
Hampshire Dist.
 Ctr. North         Fee      100%          1979     9.26     159,200     100%
Hampshire Dist.
 Ctr. South         Fee      100%          1979     9.40     157,000      84%
Hampshire Tech
 Ctr.               Fee      100%          1998    14.22     142,526     100%
Penn Corporate
 Bldg.              Fee      100%          1977     2.08      40,844     100%
Bloomington
 Industrial         Fee      100%          1963     7.40     100,852      29%
Edina
 Interchange I      Fee      100%          1995     4.73      73,809     100%
Edina
 Interchange II     Fee      100%          1980     3.46      55,006     100%
Edina
 Interchange III    Fee      100%          1981     6.39      62,784     100%
Edina
 Interchange IV     Fee      100%          1974     1.99      22,440     100%
Edina
 Interchange V      Fee      100%          1974     4.92     139,101     100%
Edina
 Interchange VI     Fee      100%          1967     4.74      72,300     100%
Edina
 Interchange VII    Fee      100%          1970     2.36      30,654     100%
Pakwa Bus.
 Park I             Fee      100%          1979     1.67      38,196     100%
Pakwa Bus.
 Park II            Fee      100%          1979     1.67      21,254     100%
Pakwa Bus.
 Park III           Fee      100%          1979     1.67      19,978      81%
Cahill Bus. Ctr.    Fee      100%          1980     3.90      60,082     100%
Encore Park         Fee      100%          1977    14.50     126,858     100%
Johnson Bldg.       Fee      100%          1974     2.09      62,718      96%
Cornerstone Bus.
 Ctr.               Fee      100%          1996    13.49     222,494     100%
Westside Bus. Park  Fee      100%          1987     9.10     114,800     100%
Oxford Industrial   Fee      100%          1971     1.23      16,736     100%
Cedar Lake Bus.
 Ctr.               Fee      100%          1976     3.05      50,400     100%
Medicine Lake
 Industrial         Fee      100%          1970    16.37     222,893     100%
801 Zane Avenue
 North              Fee      100%          1989     4.93      84,219     100%
Decatur Bus. Ctr.   Fee      100%          1982     3.96      44,279     100%
Sandburg Industrial
 Ctr.               Fee      100%          1973     5.68      94,612     100%
Crystal Industrial
 Ctr.               Fee      100%          1974     3.23      72,000      95%
Bass Lake Bus.
 Ctr.               Fee      100%          1981     5.33      47,368     100%
Cliff Road
 Industrial Ctr.    Fee      100%          1972     3.31      49,821      97%
Professional
 Plaza IV           Fee      100%          1980     2.79      37,528      95%
Professional
 Plaza III          Fee      100%          1985     2.24      35,987      89%
Professional
 Plaza II           Fee      100%          1984     2.41      35,619      90%
Lyndale Commons I   Fee      100%          1981     2.60      43,770      55%
Lyndale Commons II  Fee      100%          1985     2.51      34,816      85%
Novartis Warehouse  Fee      100%          1960    14.40     355,798     100%
Golden Hills I      Fee      100%          1996     7.50      91,368     100%
Golden Triangle
 Tech Ctr.          Fee      100%          1997    11.10      90,771     100%
Trapp Road I        Fee      100%          1996     6.50      96,800     100%
Broadway Bus.
 Ctr. III           Fee      100%          1983     2.77      21,600     100%
Broadway Bus.
 Ctr. IV            Fee      100%          1983     2.77      30,000     100%
Broadway Bus.
 Ctr. V             Fee      100%          1983     1.44      24,795     100%
Broadway Bus.
 Ctr. VI            Fee      100%          1983     2.77      66,961     100%
Broadway Bus.
 Ctr. VII           Fee      100%          1983     2.78      36,000     100%
Chanhassen I        Fee      100%          1983     5.40      48,573     100%
Chanhassen II       Fee      100%          1986     6.36      56,731     100%
Trapp Road
 Bldg. 2            Fee      100%          1998    11.86     180,480     100%
7300 Northland
 Drive              Fee      100%          1980     8.48     152,480     100%
Eagandale
 Tech Ctr.          Fee      100%          1998     7.61      76,520      85%
Plymouth Tech Ctr.  Fee      100%          1986     3.77      52,487     100%
Eagandale
 Crossings          Fee      100%          1998     6.60      80,104      75%

OFFICE
------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 34            Fee      100%          1979     2.00      22,272      94%
Bldg. 116           Fee      100%          1988     5.28      35,700     100%
Bldg. 118           Fee      100%          1988     6.50      35,700      85%
Bldg. 119           Fee      100%          1989     6.50      53,300     100%
CopyRite Bldg.      Fee       50%  [3]     1992     3.88      48,000     100%
Bldg. 132           Fee      100%          1997     4.40      27,600     100%
Woodland Corp.
 Ctr. One           Fee      100%          1998     6.00      77,186     100%

WOODFIELD AT THE CROSSING
8440 Woodfield       Fee     100%         1987     7.50      117,818      95%
8425 Woodfield       Fee     100%         1989    13.30      259,777      94%

PARKWOOD CROSSING
One Parkwood         Fee     100%         1989     5.93     108,281      100%
Two Parkwood         Fee     100%         1996     5.96      93,950      100%
Three Parkwood       Fee     100%         1997     6.24     122,712      100%
Four Parkwood        Fee     100%         1998     5.90     133,086       99%

SHADELAND STATION
7240 Shadeland
 Station             Fee   66.67% [8]     1985     2.14      45,585       95%
7330 Shadeland
 Station             Fee     100%         1988     4.50      42,619      100%
7340 Shadeland
 Station             Fee     100%         1989     2.50      33,078      100%
7351 Shadeland
 Station             Fee     100%         1983     2.14      27,740       79%
7369 Shadeland
 Station             Fee     100%         1989     2.20      15,551      100%
7400 Shadeland
 Station             Fee     100%         1990     2.80      49,544       78%

KEYSTONE AT THE CROSSING
F.C. Tucker     Fee/Grnd
 Bldg.          Lease [9]    100%         1978     4.70       4,840      100%
3520 Commerce   Grnd/Bldg
 Crossing       Lease [10]   100%         1976     2.69      30,900       67%
8465 Keystone   Fee          100%         1983     1.31      28,298       80%
8555 Keystone   Fee/Grnd
                Lease [11]   100%         1985     5.42      75,545       91%
Community MOB        Fee     100%         1995     4.00      39,205      100%
One N. Capitol      [12]     100%         1980     0.34     161,984       92%

HAMILTON CROSSING
Hamilton Crsg
 Bldg. 2             Fee     100%         1997     5.10      32,800       77%

RIVER ROAD
Software Artistry    Fee     100%         1998     6.90     108,273      100%

GREENWOOD, INDIANA
SOUTH PARK BUS. CTR.
Bldg. 1              Fee     100%         1989     5.40      39,715       84%
Bldg. 3              Fee     100%         1990     3.25      36,082       86%

St. Francis     Fee/Grnd
 Medical Bldg.  Lease [13]   100%         1995      N/A      95,579       95%

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's
 Hill                Fee     100%         1986    10.79     200,584       99%
8700 Governor's
 Hill                Fee     100%         1985     4.98      58,617      100%
8790 Governor's
 Hill                Fee     100%         1985     5.00      58,177       99%
8800 Governor's
 Hill                Fee     100%         1985     2.13      28,700      100%

GOVERNOR'S POINTE
4605 Governor's
 Pointe              Fee     100%         1990     8.00     178,306      100%
4705 Governor's
 Pointe              Fee     100%         1988     7.50     140,984      100%
4770 Governor's
 Pointe              Fee     100%         1986     4.50      76,037       99%
Anthem
 Prescription Mgmt.  Fee     100%         1997     5.00      78,240      100%
4660 Governor's
 Pointe              Fee     100%         1997     4.65      76,465      100%
4680 Governor's
 Pointe              Fee     100%         1998     9.80     126,102       73%

PARK 50 TECHNECTR.
SDRC Bldg.           Fee     100%         1991    13.00     221,215      100%
Bldg. 17             Fee     100%         1985     8.19      70,644       99%

DOWNTOWN CINCINNATI
311 Elm Street  Grnd/Bldg                1902/
                Lease [14]   100%    1986 [15]     0.69      90,127      100%
312 Plum Street      Fee     100%         1987     0.69     230,489       98%
312 Elm Street       Fee     100%         1992     1.10     378,786       96%

KENWOOD
Kenwood Commons
 Bldg. I             Fee      50%  [16]    1986     2.09      46,145     100%
Kenwood Commons
 Bldg. II            Fee      50%  [16]   1986      2.09      46,434      99%
Ohio National        Fee     100%         1996      9.00     212,125      98%
Kenwood Exec. Ctr.   Fee     100%         1981      3.46      49,984     100%

TRI-COUNTY
Triangle Off.Park    Fee     100%        1965/
                                       1985 [17]  15.64     172,650       92%
Tri-County Off.Park  Fee     100%    1971,1973,
                                       1982 [18]  11.27     102,166       80%
Executive Plaza I    Fee     100%         1980     5.83      87,912      100%
Executive Plaza II   Fee     100%         1981     5.02      88,885      100%
Executive Plaza III  Fee     100%         1998     5.60      90,073       32%

BLUE ASH
West Lake Ctr.       Fee     100%         1981    11.76     179,850       96%
Lake Forest Place    Fee     100%         1985    13.50     217,264       99%
Huntington Bank
 Bldg.               Fee     100%         1986     0.94       3,235      100%
Blue Ash Office
 Ctr. VI             Fee     100%         1989     2.96      36,138      100%
Pfeiffer Woods       Fee      50% [6]     1998    11.30     112,657      100%

OTHER OFFICE-CINCINNATI
Fidelity Drive Bldg. Fee     100%         1972     8.34      38,000      100%
Franciscan      Fee/Grnd
 Health         Lease [19]   100%         1996      N/A      36,634      100%
One Ashview Place    Fee     100%         1989     6.88     120,853      100%
Remington Park
 Bldg. A             Fee     100%         1982     3.20      38,236      100%
Remington Park
 Bldg. B             Fee     100%         1982     3.20      38,320       99%

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst
 (Sterling 1)        Fee     100%         1990     7.66     106,300      100%
4650 Lakehurst       Fee     100%         1990    13.00     164,639      100%
5555 ParkCtr.        Fee     100%         1992     6.09      83,971      100%
4700 Lakehurst       Fee     100%         1994     3.86      49,600       82%
Sterling 2           Fee     100%         1995     3.33      57,660      100%
John Alden           Fee     100%         1995     6.51     101,112      100%
Cardinal Health      Fee     100%         1995    10.95     132,854      100%
Nationwide           Fee     100%         1996    17.90     315,102      100%
Sterling 3           Fee     100%         1996     3.56      64,500      100%
Parkwood Place       Fee     100%         1997     9.08     156,000      100%
MetroCtr. III        Fee     100%         1983     5.91      73,757      100%
Veterans Admin.
Clinic               Fee     100%         1994     4.98     118,000      100%
Scioto Corp.Ctr.     Fee     100%         1987     7.58      57,251      100%
CompManagement       Fee     100%         1997     5.60      68,700      100%
Atrium II Phase I    Fee     100%         1998    11.04     145,000      100%
Sterling 4           Fee     100%         1998     3.10      94,219      100%
Emerald II           Fee     100%         1998     3.21      45,214       90%

Two Easton Oval      Fee     100%         1996     7.66     128,707       98%

Express Med          Fee      50% [6]     1998     8.81     103,606      100%

Cleveland, Ohio
Rock Run - North     Fee     100%         1984     5.00      62,565       91%
Rock Run - Ctr.      Fee     100%         1985     5.00      61,099       67%
Rock Run - South     Fee     100%         1986     5.00      62,989       97%
Freedom Square I     Fee     100%         1980     2.59      40,208       73%
Freedom Square II    Fee     100%         1987     7.41     116,665       96%
Corporate Plaza I    Fee     100%         1989     6.10     114,028      100%
Corporate Plaza II   Fee     100%         1991     4.90     103,834       88%
One Corp. Exchange   Fee     100%         1989     5.30      88,376       93%
Corporate Ctr. I     Fee     100%         1985     5.33      99,260       93%
Corporate Ctr. II    Fee     100%         1987     5.32     104,402       85%
Corporate Place      Fee     100%         1988     4.50      84,768      100%

                            Partner-   Year      Land    Net           % Leased
Name/            Ownership  ship's     Const./   Area    Rentable      December
Location         Interest   Ownership  Expanded  Acres)  Area (sq.ft.) 31, 1998
---------------  ---------  ---------  --------  ------- -----------   ---------

Corporate Circle     Fee     100%         1983     6.65       120,444     98%
Freedom Square III   Fee     100%         1997     2.00        71,025    100%
6111 Oak Tree        Fee     100%    1979/1995     5.00        70,906     97%
Landerbrook          Fee     100%         1997     8.00       112,886     96%
Park Ctr. Bldg. 1    Fee     100%         1998     6.68       133,550     70%
Landerbrook Phase II Fee     100%         1998     5.74       103,300     46%

ST. LOUIS, MISSOURI
Laumeier I           Fee     100%         1987     4.26       113,852    100%
Laumeier II          Fee     100%         1988     4.64       112,477    100%
Laumeier IV          Fee     100%         1987     2.24        62,842    100%
Westview Place       Fee     100%         1988     2.69       119,585     99%
Westmark             Fee     100%         1987     6.95       123,889    100%
MCI                  Fee     100%         1998    11.90        96,495    100%

EARTH CITY
3300 Pointe 70      [12]     100%         1989     6.61       103,549    100%
3322 NGIC           [12]     100%         1987     6.61       112,000    100%

Riverport Tower      Fee     100%         1991    22.03       317,891    100%

MARYVILLE CTR.
500 Maryville Ctr.   Fee     100%         1984     9.27       165,544     97%
530 Maryville Ctr.   Fee     100%         1990     5.31       107,957    100%
550 Maryville Ctr.   Fee     100%         1988     4.55        97,109     96%
635 Maryville Ctr.   Fee     100%         1987     8.78       148,307    100%
655 Maryville Ctr.   Fee     100%         1994     6.26        90,499    100%
540 Maryville Ctr.   Fee     100%         1990     5.23       107,973    100%

Twin Oaks            Fee     100%         1995     5.91        85,066    100%
625 Maryville Ctr.   Fee      50% [6]     1994     6.26       101,576    100%

CHICAGO, ILLINOIS
Central Park
 of Lisle            Fee      50% [6]     1990     8.88       345,200    100%

Executive Towers I   Fee     100%         1983     6.33       203,302     99%
Executive Towers II  Fee     100%         1984     6.33       224,140    100%
Executive Towers III Fee     100%         1987     6.33       222,400     78%
Atrium II            Fee     100%         1986     6.55       100,952    100%
One Conway Park      Fee     100%         1989    15.85       102,979     95%
Yorktown Office Ctr. Fee     100%  1979/1980/1981  7.52        98,619     99%
Oakmont Circle Off.  Fee     100%         1990     6.90       117,738     81%

MINNEAPOLIS, MINNESOTA
10801Red Cir.Dr.     Fee     100%         1977     4.00        60,078    100%
Medicine Lake
 Prof. Bldg.         Fee     100%         1970     1.54         8,100    100%
1601 E. Highway 13   Fee     100%         1986     2.80        38,652     98%
5219 Bldg.           Fee     100%         1965     0.73         9,141     90%
Edina Realty         Fee     100%         1965     1.93        24,080    100%
Norman Ctr. I        Fee     100%         1969     4.27        47,345 0% [20]
Norman Ctr. II       Fee     100%         1970     6.23        69,077     90%
Norman Ctr. III      Fee     100%         1971     1.60        17,713    100%
Norman Ctr. IV       Fee     100%         1967     4.27        45,332    100%
North Plaza          Fee     100%         1966     2.26        28,141    100%
North Star Title     Fee     100%         1965     3.41        42,479    100%
South Plaza          Fee     100%         1966     2.68        33,370     97%
Tyrol West           Fee     100%         1968     2.98        37,098     91%

Travelers
 Express Tower       Fee      30% [21]    1987     5.40       237,643     99%

NASHVILLE, TENNESSEE
CREEKSIDE CROSSING
One Creekside Crsg.  Fee     100%         1998     5.35       116,390     53%


One Lakeview Place   Fee     100%         1986     6.85       114,972     97%
Two Lakeview Place   Fee     100%         1988     6.06       114,521    100%

RETAIL
------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 121            Fee     100%         1989     2.27        19,716     70%

CASTLETON CORNER
Michael's Plaza      Fee     100%         1984     4.50        46,374    100%
Cub Plaza            Fee     100%         1986     6.83        60,136     92%

FORT WAYNE, INDIANA
Coldwater Crossing   Fee     100%         1990    35.38       246,365     98%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana
 Bank Branch         Fee     100%         1988     1.00         2,400    100%
Greenwood
 Corner Shoppes      Fee     100%         1986     7.45        50,840     89%

DAYTON, OHIO
Sugarcreek Plaza     Fee     100%         1988    17.46        77,940     93%

CINCINNATI, OHIO
Governor's Plaza     Fee     100%         1990    35.00       181,493     98%
King's Mall
 Shpg.Ctr.I          Fee     100%         1990     5.68        52,661    100%
King's Mall
 Shpg.Ctr.II         Fee     100%         1988     8.90        67,725     99%
Montgomery Crst.
 Phase I             Fee     100%         1993     1.90        21,008    100%
Kohl's               Fee     100%         1994    12.00        80,684    100%
Sports Unlimited     Fee     100%         1994     7.00        67,148    100%
Eastgate Square      Fee     100%    1990/1996    11.60        94,182    100%
Office Max           Fee     100%         1995     2.25        23,484    100%
Sofa Express-
 Governor's Plaza    Fee     100%         1995     1.13        15,000    100%
Bigg's SuperCtr.     Fee     100%         1996    14.00       198,940    100%
Fountain Place       Fee      14% [22]    1997     1.98       207,170    100%
Tri-County Mktpl.    Fee     100%         1998    10.36        74,174    100%
Western Hills Mktpl. Fee     100%         1998    10.50       148,140     85%
Galyans Trading Co.  Fee     100%         1984     4.90        74,636    100%
Tuttle Retail Ctr.   Fee     100%    1995/1996    13.44       144,340     86%

GOVERNOR'S POINTE
Lowe's               Fee     100%         1997    15.00       135,147     99%

FLORENCE, KENTUCKY
Sofa Express         Fee     100%         1997     1.78        20,250    100%

BLOOMINGTON, ILLINOIS
Lakewood Plaza       Fee     100%         1987    11.23        87,010     98%

CHAMPAIGN, ILLINOIS
Market View          Fee     100%         1985     8.50        86,553     84%
                                               --------    ----------
                              Total In Service 3,395.90    52,028,032
                                               --------    ----------

UNDER CONSTRUCTION
-------------------

INDUSTRIAL
----------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 136            Fee     100%       Jan-99    10.50       152,000     58%

PARK FLETCHER BUS. PARK
Bldg. 38             Fee      50%  [1]  Apr-99    13.70       252,840      0%
Bldg. 39             Fee      50%  [1]  May-99     5.40        91,200      0%
Bldg. 40             Fee      50%  [1]  Jun-99     5.40        89,600      0%

LEBANON BUS. PARK
Lebanon Bldg 9
 (Little Brown)      Fee     100%       Mar-99    26.80       397,320    100%

EXIT 5 BUS.PARK
Deflecto Corp.  Fee/Grnd
                Lease [23]   100%       May-99    9.00        134,400    100%

CINCINNATI, OHIO
WORLD PARK
Union Ctr. Bldg. 2   Fee     100%       Jan-99    3.82         64,800     29%
Union Ctr. Bldg. 3   Fee     100%       Jan-99   15.00        321,200     59%
Union Ctr. Bldg. 6   Fee     100%       Jun-99   16.25        321,464    100%
Skyport Bldg. 2      Fee     100%       Feb-99   20.00        453,600      0%

COLUMBUS, OHIO
General Motors BTS   Fee     100%       Oct-99   27.54        504,000    100%

CLEVELAND, OHIO
Pioneer Standard     Fee     100%       Jan-99   12.90        224,600    100%

ST. LOUIS, MISSOURI
Dukeport 6           Fee     100%       Mar-99   16.64        320,000     87%
Westport Ctr. III    Fee     100%       Jan-99    8.70         91,000     23%
Riverport I          Fee     100%       Apr-99    6.64         72,000      0%

MINNEAPOLIS, MINNESOTA
Silverbell Commons   Fee     100%       May-99   16.62        234,900      0%
7300 Northland Exp.  Fee     100%       Jun-99    2.50         33,020    100%

CHICAGO, ILLINOIS
CROSSROADS BUS. PARK
Crossroads Bldg 2    Fee     100%       Jun-99   23.50        460,800      0%

NASHVILLE
Metropolitan
 Airport Ctr.        Fee     100%       Apr-99    6.37         80,675      0%

OFFICE

INDIANAPOLIS, INDIANA
PARKWOOD CROSSING
Five Parkwood        Fee     100%       Jul-99    3.37        133,758      2%
Woodland Corp.
 Ctr. II             Fee     100%       Jul-99    5.25         60,000     70%

HAMILTON CROSSING
Hamilton Crossing
 Bldg 4              Fee     100%       Jul-99    5.80         84,000     36%

DELAWARE BUS. PARK
Banc One             Fee     100%       Jan-00   14.00        193,000    100%

CINCINNATI, OHIO

Deerfield Crossing   Fee     100%       Aug-99    8.50        159,624      0%
                                     - 15 -


COLUMBUS, OHIO
TUTTLE CROSSING
Blazer I             Fee     100%       Jul-99     5.65        70,209      0%
One Easton Oval      Fee     100%       Mar-99     7.69       127,080      7%
Atrium II            Fee     100%       May-99    10.42       145,084     41%
Liebert Office Bldg  Fee     100%       Aug-99     5.65        67,594     67%

NEW ALBANY
Novus Services       Fee     100%       Feb-00    51.70       326,481    100%

CHICAGO, ILLINOIS
Central Park
 of Lisle II         Fee      50% [8]   Jan-00     8.36       303,246      0%

ST. LOUIS, MISSOURI
520 Maryville Ctr.   Fee     100%       Jan-99     5.30       115,453    100%
Express Scripts
 Headquarters        Fee     100%       May-99    11.40       141,774    100%
700 Maryville Ctr.   Fee     100%       Mar-00     5.70       210,154      0%

CLEVELAND, OHIO
Park Ctr. Bldg II    Fee     100%       Sep-99     6.67       133,983      0%
Corporate Ctr. III   Fee     100%       May-99     1.80        68,000      0%

NASHVILLE, TENNESSEE
Three Lakeview Pl.   Fee     100%       Nov-99     7.11       149,700      0%

MINNEAPOLIS, MINNESOTA
Golden Hills Bldg 3  Fee     100%       Nov-99     7.20        86,362    100%
Golden Hills Bldg 2  Fee     100%       Nov-99     7.50        79,231     32%

RETAIL
INDIANAPOLIS, INDIANA
Hamilton Crsg.
 Ctr. Phase I        Fee     100%       Sep-99     9.00        66,306     45%
Hamilton Crsg.
 Ctr. Phase II       Fee     100%       Aug-99     2.20        16,000      0%

Cincinnati, Ohio
Garden Ridge         Fee     100%       Apr-99    13.94       141,500    100%
Drug Emporium Exp.   Fee     100%       Sep-99     2.90        26,226    100%

Tuttle Crossing
Tuttle Retail Ctr.
 -Cost Plus          Fee     100%       May-99     3.11        36,780    100%
                                               --------    ----------
              Total Under Construction           457.50     7,240,964
                                               --------    ----------
                                       TOTAL   3,853.40    59,268,996
                                               ========    ==========

[1]   These buildings and a 50% general partnership interest in Park
Fletcher Buildings 27 and 28 are owned by a limited liability company in which the Partnership is a 50.1% member. The Partnership shares in the profit or loss from such buildings in accordance with the Partnership's ownership interest.

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

[4] This building was constructed in three phases; 1962, 1971 and 1974. An expansion was completed in 1998.

[5] This building is owned by a limited partnership in which the Partnership has a 1% general partnership interest and a 39% limited partnership interest. The Partnership shares in the profit or loss from such building in accordance with such ownership interest.

[6] This building is owned by a limited liability company in which the Partnership is a 50% member. The Partnership shares in the profit or loss of the building in accordance with the Partnership's ownership interest.
                                     - 16 -

[7] This building is owned by a partnership in which the Partnership owns a 33.33% limited partnership interest. The Partnership shares in the profit or loss from the building in accordance with such ownership interest.

[8] The Partnership owns a 66.67% general partnership interest in the partnership owning this building. The Partnership shares in the profit or loss of this building in accordance with the Partnership's ownership interest.

[9] The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 2067.

[10] The Partnership has a leasehold interest in this building with a lease term expiring May 2006.

[11] The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease expiring October 2067.

[12] These are properties for which there are loans to owners which fully encumber the properties. Under the terms of the loans, the Partnership effectively receives all income and economic value from the properties. As a result, the properties are accounted for as owned properties.

[13] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

[14] The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring June 2020. The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

[15] This building was renovated in 1986.

[16] These buildings are owned by a partnership in which the Partnership owns a 75% general partnership interest. The Partnership shares in the profit or loss from these buildings in accordance with such ownership interest.

[17] This building was renovated in 1985.

[18] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

[19] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring in June 2095.

[20] This building is currently vacant because the Partnership intends to demolish the existing building and construct a new, larger office property.

[21] This building is owned by a partnership in which the Partnership owns a 30% limited partnership interest. The Company shares in the profit or loss from the building in accordance with such ownership interest.

[22] This building is owned through a limited liability company in which the partnership is a 25% member. The limited liability company owns a 57.5% interest in the Fountain Place retail project.

[23] The Partnership owns this building and has a leasehold interest in the land underlying this building with a lease term expiring in October 2048.

   ITEM 3.  LEGAL PROCEEDINGS

   The Partnership is engaged in litigation as a defendant in a case filed by a tenant involving an alleged breach of contractual lease obligation. Based on information currently available and upon the advice of counsel, it is the opinion of management that the ultimate disposition of the pending legal proceeding should not have a material adverse effect on the Partnership's consolidated financial statements. However, in the event of an unfavorable ruling by a jury or judge in a court of competent jurisdiction with respect to the ultimate disposition of this case, such a ruling could have a material adverse effect on the Partnership's results of operations in a particular future period.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

   Item 5.  Market for the Registrant's Common Equity and Related
   Stockholder Matters

   There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. Comparable cash distributions are expected in the future. As of March 1, 1999, there were 146 record holders of Common Units.

   On January 27, 1999, the Partnership declared a quarterly cash distribution of $0.34 per Common Unit payable on February 26, 1999 to Common Unitholders of record on February 11, 1999.

                        1998 Distributions (1)   1997 Distributions (1)
                        ----------------------   ----------------------
   Quarter Ended
   -------------
   December 31                 $.340                  $.300
   September 30                 .340                   .295
   June 30                      .300                   .255
   March 31                     .300                   .255

   (1) All distribution amounts reflect the General Partner's two-for-one stock split effective August 1997.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 1998. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per unit amounts):

                           1998        1997        1996        1995        1994
                           ----        ----        ----        ----        ----
RESULTS OF OPERATIONS:
Revenues:
 Rental Operations     $  348,625  $  229,702  $  162,160  $  113,641  $ 89,299
 Service Operations        24,716      22,378      19,929      17,777    18,473
                        ---------   ---------   ---------   ---------   -------
TOTAL REVENUES         $  373,341  $  252,080  $  182,089  $  131,418  $107,772
                        ---------   ---------   ---------   ---------   -------
NET INCOME AVAILABLE
 FOR COMMON UNITS      $  103,112  $   72,780  $   58,713  $   41,600  $ 32,968
                        =========   =========   =========   =========   =======
PER UNIT DATA (1):
 Net Income per
  Common Unit:
   Basic               $     1.13  $      .98  $      .92  $      .78  $    .77
   Diluted                   1.12         .97         .91         .77       .77
 Dividends paid per
  Common Unit                1.28        1.10        1.00         .96       .92
 Weighted Average Common
  Units Outstanding        91,576      74,142      63,960      53,582    42,934
 Weighted Average Common
  and Dilutive Potential
  Common Units             92,468      74,993      64,398      53,802    43,001

BALANCE SHEET DATA
 (AT DECEMBER 31):
 Total Assets          $2,854,062  $2,177,174  $1,362,399  $1,046,532  $775,884
 Total Debt             1,007,317     720,119     525,815     454,820   298,640
 Total Preferred
  Equity                  348,366     218,906      72,856           -         -
 Total Unitholders'
  Equity                1,677,988   1,324,780     769,269     540,221   447,298
 Total Common Units
  Outstanding (1)          96,853      87,054      66,364      56,606     48,768
OTHER DATA:
 Funds From
  Operations (2)       $  174,829  $  118,828  $   87,434  $   64,846  $ 47,907
 Cash Flow Provided
  by (Used by):
  Operating activities $  220,529  $  158,776  $   95,470  $   78,637  $ 51,856
  Investing activities   (703,575)   (597,015)   (277,009)   (289,569) (116,227)
  Financing activities    479,300     443,265     181,203     176,187    94,733

  (1) Information for all five years reflects the General Partner's two-for-one stock split effected in August 1997.

  (2) Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest and unconsolidated companies (adjustments for minority interests, unconsolidated companies are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW
   --------
   The Partnership's income from rental operations is substantially influenced by the supply and demand for the Partnership's rental space in its primary markets, its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

   The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has averaged 94.9% the last two years and was 95.1% at December 31, 1998. The Partnership expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

   The Partnership tracks Same Property performance which compares those properties that were fully in-service for all of a two-year period. Because of the rapid growth of the Partnership, this population of properties only represented 47.7% and 45.3% of the in-service portfolio at December 31, 1998 and December 31, 1997, respectively. In 1998, FFO from those properties that were fully in-service for the past two years increased 4.4% over 1997, compared to a 4.7% increase in 1997 over 1996.

   The   following   table   sets   forth   information   regarding   the
   Partnership's  in-service  portfolio  of  rental  properties   as   of
   December 31, 1998 and 1997 (square feet in thousands):

                          Total              Percent of
                        Square Feet       Total Square Feet    Percent Occupied
                    -------------------   -----------------    ----------------
Type                1998           1997   1998         1997    1998         1997
----                ----           ----   ----         ----    ----         ----
INDUSTRIAL
  Service Centers  6,123          4,309     11.7%     10.6%    93.4%       92.5%
  Bulk            29,745         23,572     57.2%     58.0%    95.4%       93.4%
OFFICE
  Suburban        13,015         10,047     25.0%     24.7%    95.0%       96.0%
  CBD                861            699      1.7%      1.7%    96.3%       93.9%
RETAIL             2,284          2,041      4.4%      5.0%    95.8%       95.8%
                  ------         ------    ------    ------
  Total           52,028         40,668    100.0%    100.0%    95.1%       94.1%
                  ======         ======    ======    ======

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 11.1% and 9.0% of the Partnership's occupied square footage is subject to leases expiring in 1999 and 2000, respectively, and (ii) the Partnership's renewal percentage averaged 69%, 81% and 80% in 1998, 1997 and 1996, respectively.
                                     - 19 -

   The following table reflects the Partnership's in-service lease expiration schedule as of December 31, 1998, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

       Industrial Portfolio  Office Portfolio  Retail Portfolio  Total Portfolio
       --------------------  ----------------  ----------------  ---------------
Yr of  Sq.                   Sq.               Sq.               Sq.
Exp.   Ft.            Rent   Ft.        Rent   Ft.        Rent   Ft.        Rent
-----  ------        -----   ------    -----   ------    -----   ------   ------
1999    3,882     $ 16,884   1,506   $ 16,063    109  $ 1,114    5,497  $ 34,061
2000    3,019       13,054   1,290     16,051    120    1,464    4,429    30,569
2001    3,949       16,708   1,868     23,116     92    1,121    5,909    40,945
2002    4,611       18,977   1,678     19,175    149    1,678    6,438    39,830
2003    4,217       18,980   1,482     19,608    149    1,617    5,848    40,205
2004    1,785        8,062     763     10,245     18      194    2,566    18,501
2005    2,918        9,507   1,090     14,904    216    1,846    4,224    26,257
2006    2,267        8,983     733     10,590      8      108    3,008    19,681
2007    2,344        7,631     569      7,828     76      760    2,989    16,219
2008    2,447        8,698     447      6,048     46      613    2,940    15,359
There-
 after  2,657       10,348   1,763     24,398  1,206   10,653    5,626   45,399
       ------      -------  ------    -------  -----   ------   ------  -------
Total  34,096     $137,832  13,189   $168,026  2,189  $21,168   49,474 $327,026
       ======      =======  ======    =======  =====   ======   ======  =======
Total
 Port-
 folio 35,868               13,876             2,284            52,028
       ======               ======             =====            ======
Annualized
 net
 effective
 rent per sq.
 ft.leased        $   4.04          $  12.74         $  9.67           $   6.61
                   =======           =======          ======            =======

   This stable occupancy, along with increasing rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide an increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
   (ii) the expansion into other attractive Midwestern markets (see discussion of Weeks merger below); and (iii) the completion of the
   7.2 million square feet of properties under development at December 31, 1998 over the next four quarters and thereafter. The 7.2 million square feet of properties under development are expected to be placed in service as follows (in thousands, except percentages):

   Anticipated                                 Estimated  Anticipated
   In-Service          Square   Percent        Project     Stabilized
   Date                Feet    Pre-Leased       Costs       Return
   -----------         -----   ----------      ---------  -----------
   1st Quarter 1999    2,015      50%          $104,830      11.9%
   2nd Quarter 1999    2,159      37%            91,151      11.3%
   3rd Quarter 1999    1,215      35%            93,553      11.8%
   4th Quarter 1999      819      75%            42,063      11.4%
   Thereafter          1,033      50%           126,439      10.6%
                       -----                    -------
                       7,241      47%          $458,036      11.4%
                       =====                    =======

   RESULTS OF OPERATIONS
   ---------------------
   A   summary  of  the  Partnership's  operating  results  and  property statistics for each of the years in the three-year period ended December 31, 1998 is as follows (in thousands, except number of properties and per unit amounts):


                                       1998        1997         1996
                                     ------      ------       ------
 Rental Operations revenues          $348,625    $229,702     $162,160
 Service Operations revenues           24,716      22,378       19,929
 Earnings from Rental Operations      125,967      83,740       54,332
 Earnings from Service Operations       7,195       7,153        6,436
 Operating income                     121,589      84,575       56,715
 Net income available for
  common units                        103,112      72,780       58,713

 Weighted average common
  units outstanding (1)                91,576      74,142       63,960
 Weighted average common
  and dilutive potential
  common units (1)                     92,468      74,993       64,398

 Basic income per common unit (1)    $   1.13    $    .98     $    .92
 Diluted income per common unit (1)  $   1.12    $    .97     $    .91

 Number of in-service properties
  at end of year                          453         355          249
 In-service square footage at
  end of year                          52,028      40,668       27,402
 Under development square footage
  at end of year                        7,241       5,243        3,801

   (1) As adjusted for the General Partner's two-for-one stock split effected in August 1997.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997
   --------------------------------------------------------------------------
   Rental Operations
   -----------------
   The   Partnership  increased  its  in-service  portfolio   of   rental
   properties from 355 properties comprising 40.7 million square feet at December 31, 1997 to 453 properties comprising 52.0 million square feet at December 31, 1998 through the acquisition of 66 properties totaling 5.0 million square feet and the placement in service of 34 properties and seven building expansions totaling 6.3 million square feet developed by the Partnership.

   The Partnership also disposed of two properties totaling 21,000 square feet. These 98 net additional rental properties primarily account for the $118.9 million increase in revenues from Rental Operations from 1997 to 1998. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 98 in-service rental properties.

   Interest expense increased by $19.9 million primarily due to interest expense of $11.4 million on $250 million of unsecured debt which the Partnership issued in 1998 at effective interest rates ranging from 6.72% to 7.29%. Additionally, interest expense on the Partnership's $100 million of unsecured debt issued in 1997 increased by $4.7 million due to the fact that debt was outstanding approximately five months in 1997 compared to 12 months in 1998. This issuance bears interest at an effective rate of 7.35%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties.

   As a result of the above mentioned items, earnings from Rental Operations increased $42.3 million from $83.7 million for the year ended 1997 to $126.0 million for 1998.

   Service Operations
   ------------------
   Service  Operations  revenues increased from $22.4  million  to  $24.7 million for the year ended 1998 as compared to 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $15.2 million to $17.5 million for the year ended 1998 as compared to 1997 primarily as a result of an increase in payroll expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1997.

   As a result of the above-mentioned items, earnings from Service Operations remained constant at $7.2 million for the years ended 1998 and 1997.

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $7.3 million for the year ended 1997 to $11.6 million for 1998 as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local income taxes resulting from the overall growth of the Partnership.

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended 1998 was $103.1 million compared to $72.8 million for 1997. This increase results primarily from the increases in the operating results of rental and service operations explained above.

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

   Interest expense increased by $7.7 million. This increase was primarily because of interest expense on the $90 million of unsecured debt which the Partnership issued in 1996 at a weighted average rate of 7.20% under its medium-term note program. The Partnership also issued $100 million of unsecured debt in 1997 which bears interest at an effective interest rate of 7.35%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties.

   As a result of the above mentioned items, earnings from Rental Operations increased $29.4 million from $54.3 million for the year ended 1996 to $83.7 million for the year ended 1997.
                                     - 22 -
   Service Operations
   ------------------
   Service  Operations  revenues increased from $19.9  million  to  $22.4 million for the year ended 1997 as compared to 1996 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $13.5 million to $15.2 million for the year ended 1997 as compared to 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Partnership and the additional regional offices opened in 1996 and 1997.

   As a result of the above-mentioned items, earnings from Service Operations increased from $6.4 million to $7.2 million for the years ended 1996 and 1997, respectively.

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $4.1 million for the year ended 1996 to $7.3 million for 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Partnership.

   Other Income (Expense)
   ----------------------
   Interest income increased from $1.2 million for the year ended 1996 to $2.2 million for the year ended 1997 as a result of the temporary short-term investment of a greater amount of proceeds from the 1997 debt and equity offerings. Other expense consists of costs incurred in pursuit of unsuccessful development or acquisition opportunities.

   During the year ended 1996, the Partnership sold a 251,000 square foot corporate headquarters facility pursuant to a purchase option contained in the original agreement to lease the building. The project was sold for approximately $32.9 million and the Partnership recognized a gain of approximately $1.6 million on the sale. The Partnership also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended 1997 was $72.8 million compared to $58.7 million for 1996. This increase results primarily from the increases in the operating results of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $220.5 million, $158.8 million and $95.5 million for the years ended 1998, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to unitholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations," the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.
                                     - 23 -

   Net cash used by investing activities totaling $703.6 million, $597.0 million and $277.0 million for the years ended 1998, 1997 and 1996, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties.

   Net cash provided by financing activities totaling $479.3 million, $443.3 million and $181.2 million for the years ended 1998, 1997 and 1996, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In 1998, the Partnership received $211.5 million of net proceeds from the General Partner's issuance of common shares and $129.5 million of net proceeds from the General Partner's preferred stock offering. The Partnership also issued $250.0 million of unsecured debt. The Partnership used the net proceeds from the equity and unsecured debt offerings to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

   In 1997, the Partnership received $321.3 million of net proceeds from the General Partner's issuance of common shares and $146.1 million of net proceeds from the General Partner's preferred stock offering. The Partnership also issued $100.0 million of unsecured debt. The Partnership used the net proceeds from the equity and debt offerings to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

   The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. A summary of the Partnership's recurring capital expenditures is as follows (in thousands):

                                1998             1997           1996
                             ----------       ---------       ---------
   Tenant improvements      $10,785          $ 7,985           $6,048
   Leasing costs              6,655            5,057            3,032
   Building improvements      2,206            1,211              780
                             ------           ------            -----
   Total                    $19,646          $14,253           $9,860
                             ======           ======            =====

   The Partnership has a $450.0 million unsecured line of credit ("LOC") available to fund the development and acquisition of additional rental properties and to provide working capital as needed. The LOC matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Partnership increased the LOC from $200.0 million in August 1998. The Partnership has the option to obtain borrowings from financial institutions who participate in the LOC at rates lower than LIBOR plus .80% ("Competitive Bid Option"), subject to certain restrictions. While the Partnership has utilized the Competitive Bid Option during 1998, all amounts outstanding at December 31, 1998 are at LIBOR plus .80%. Borrowings of $91 million under the LOC as of December 31, 1998 bear interest at an effective rate of 6.43%. The Partnership also has a demand $7.0 million secured line of credit which is available to provide working capital, and bears interest payable monthly at the 30-day LIBOR rate plus .65%. Borrowings of $7.0 million are outstanding on this line of credit at December 31, 1998 and bear interest at an effective rate of 6.28%.

   The General Partner and the Partnership currently have on file three Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1998 of $967.9 million to issue additional common stock, preferred stock and unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also have a shelf registration on file for at-the-market offerings of 1.5 million Common Units.

   The total debt outstanding at December 31, 1998 consists of notes totaling $1.007 billion with a weighted average interest rate of 7.31% maturing at various dates through 2028. The Partnership has $681.0 million of unsecured debt and $326.3 million of secured debt outstanding at December 31, 1998. Scheduled principal amortization of such debt totaled $7.1 million for the year ended 1998. A summary of the scheduled future amortization and maturities of the Partnership's indebtedness is as follows (in thousands):

                           Repayments
             --------------------------------------------  Weighted Average
             Scheduled                                     Interest Rate of
Year         Amortization    Maturities            Total   Future Repayments
----         ------------    ---------           --------  -----------------
1999          $  7,885       $  35,430         $   43,315      6.40%
2000             5,753          64,850             70,603      7.13%
2001             5,954         166,095            172,049      6.78%
2002             6,462          50,000             56,462      7.40%
2003             4,519          66,144             70,663      8.47%
2004             3,509         177,035            180,544      7.41%
2005             3,800         100,000            103,800      7.49%
2006             4,117         100,000            104,117      7.07%
2007             3,653          14,938             18,591      7.76%
2008             3,941         100,000            103,941      6.78%
Thereafter      33,232          50,000             83,232      7.01%
                ------         -------          ---------
Total          $82,825        $924,492         $1,007,317      7.31%
                ======         =======          =========

   The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.34 per common unit was declared on January 27, 1999 which represents an annualized distribution of $1.36 per unit.

   FUNDS FROM OPERATIONS

   Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and
   amortization,  and  after  adjustments  for  minority   interest   and
   unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

   The following reflects the calculation of the Partnership's FFO for the years ended December 31 (in thousands):

                                           1998        1997        1996
                                           -----       -----       -----
Net income available for common units     $103,112    $ 72,780     $58,713
Add back (deduct):
 Depreciation and amortization              68,766      44,806      31,363
 Share of adjustments for
  unconsolidated companies                   4,302       3,017       1,890
 Earnings from property sales               (1,351)     (1,775)     (4,532)
                                           -------    --------      ------
FUNDS FROM OPERATIONS                     $174,829    $118,828     $87,434
                                           =======     =======      ======

CASH FLOW PROVIDED BY (USED BY):
 Operating activities                    $ 220,529    $158,776    $ 95,470
 Investing activities                     (703,575)   (597,015)   (277,009)
 Financing activities                      479,300     443,265     181,203

   The  increase in FFO during the three-year period results primarily
   from   the  increased  in-service  rental  property  portfolio   as
   discussed above under "Results of Operations."
                                     - 25 -

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

   MERGER WITH WEEKS

   On March 1, 1999, the General Partner announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks and its consolidated subsidiary, Weeks Realty, L.P. ("Weeks Operating Partnership"), will merge with and into the General Partner and Partnership. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, its in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising
   28.1 million square feet. As of December 31, 1998, Weeks' primary markets and the concentration of its portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft.Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998 the Weeks Operating Partnership had approximately 7.3 million Common Units outstanding, and approximately $654 million aggregate principal amount of outstanding indebtness. In the merger, each outstanding Common Unit of Weeks Operating Partnership will be converted into the right to receive 1.38 Common Units of the Partnership; each outstanding unit of 8.0% Series A Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one depositary unit of the Partnership representing 1/1000 of a unit of 8.0% Series F Cumulative Redeemable Preferred Equity of the Partnership; and each outstanding unit of 8.625% Series D Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one depositary unit of the Partnership representing 1/1000 of a unit of 8.625% Series H Cumulative Redeemable Preferred Equity of the Partnership. The terms of the Partnership's depositary units to be issued in the merger will be identical to the terms of the Weeks Operating Partnership Series A and Series D preferred equity. The merger of the Weeks Operating Partnership into the Partnership is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the shareholders of both the General Partner and Weeks Corporation and satisfaction of customary closing conditions.

   If the merger between the Partnership and the Weeks Operating Partnership is consummated as expected, the combined company will have significant operations and assets located in southeastern markets where the Partnership and its management have not traditionally operated or owned assets. Since substantially all of the members of the Weeks Operating Partnership's management are expected to remain with the combined company for the foreseeable future after the merger, the Partnership expects to have the necessary expertise to operate successfully in the new markets. The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become favorable.

   YEAR 2000

   The Partnership adopted a Year 2000 readiness plan for its buildings in April, 1998 following the basic framework recommended by the Building Owners and Managers Association. This Year 2000 readiness plan consists of eight (8) steps focusing on the identification, prioritization, and remediation of potential Year 2000 problems arising from software and embedded chips located within the building systems at the Partnership's properties.

   Based upon implementation of this readiness plan which is substantially complete, the Partnership does not believe the cost for the upgrade and replacement of building systems and equipment having potential Year 2000 related problems will be a material amount.

   The Partnership has retained a third-party consultant to identify and assess the Year 2000 readiness of the Partnership's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services.

   Based upon the results of this assessment, the Partnership does not believe the cost for the upgrade and replacement of internal information systems having potential Year 2000 problems will be a material amount. Based on the evaluations performed, the Partnership does not believe the risks associated with its Year 2000 issues are significant. The Partnership's contingency plans include allowing for alternative access to its properties, the provision of limited electrical and telephone services and security and other basic services.

   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.

   The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes. The fair values of the Partnership's debt instruments are calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.
                                     - 27 -



                         1999       2000       2001       2002      2003
                         ----       ----       ----       ----      ----
Fixed rate secured
 debt                 $36,145    $10,413    $80,845     $  6,237   $70,418
Weighted average
 interest rate          8.21%      8.34%      8.28%        8.22%     8.11%

Variable rate
 LIBOR based
 secured debt         $ 7,000    $20,000    $     -     $      -   $     -
Weighted average
 interest rate          6.41%      5.62%        N/A          N/A       N/A

Variable rate
 other secured
 debt                 $   170    $   190    $    205    $    225   $   245
Weighted average
 interest rate          3.93%      3.91%       3.90%       3.88%     3.86%

Unsecured notes       $     -    $40,000    $      -    $ 50,000   $     -
Weighted average
 interest rate          7.19%      7.18%       7.18%       7.17%     7.17%

Unsecured line
 of credit            $91,000    $     -    $      -    $      -   $     -
Weighted average
 interest rate          6.43%        N/A         N/A         N/A       N/A

                                                            Fair
                            Thereafter       Total          Value
                            ----------       -----          -----
Fixed rate secured
 debt                      $  81,834      $285,892         $302,817
Weighted average
 interest rate                 8.00%

Variable rate
 LIBOR based
 secured debt              $       -      $ 27,000         $ 27,072
Weighted average
 interest rate                   N/A

Variable rate
 other secured
 debt                       $  12,390     $ 13,425         $ 10,052
Weighted average
 interest rate                  3.86%

Unsecured notes              $500,000     $590,000         $606,803
Weighted average
 interest rate                  7.16%

Unsecured line
 of credit                   $      -     $ 91,000         $ 91,000
Weighted average
 interest rate                    N/A


   As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at that time, and interest rates.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON ACCOUNTING FINANCIAL DISCLOSURE

   None.

                                    Part III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   The Partnership does not have any directors or officers. The following information is provided regarding the Board of Directors of the General Partner:

                NAME, AGE, PRINCIPAL OCCUPATION(S) AND            DIRECTOR
                BUSINESS EXPERIENCE DURING PAST 5 YEARS           SINCE
                ---------------------------------------           --------

   DIRECTORS WHOSE TERMS EXPIRE IN 1999
   Thomas L. Hefner, Age 52                                        1993
   Chairman, President and Chief Executive Officer
    of the General Partner.
   L. Ben Lytle, Age 52                                            1996
   Chairman, President and Chief Executive Officer
    of Anthem, Inc., a national insurance and financial
    services firm. Director of IPALCO Enterprises, Inc.
    and Central Newspapers, Inc.
   Edward T. Baur, Age 52                                          1997
   Vice President and General Manager of the
    General Partner. Prior to joining the
    General Partner in 1997, Mr. Baur was
    the Chief Executive Officer of Baur
    Properties.
   John W. Wynne, Age 65                                           1986
   Former Chairman of the Board of Directors of the General Partner through 1998.
    Director of First Indiana Corporation.

   DIRECTORS WHOSE TERMS EXPIRE IN 2000
   Howard L. Feinsand, Age 51                                      1988
   Founder and Principal, Choir Capital Ltd.,
    since 1996. Managing Director, Citicorp
    North America, Inc., 1995-1996; Senior
    Vice President and Manager, GE Capital
    Aviation Services, Inc. an aircraft
    Leasing company, 1994 - 1995. Director
    of Egan Systems, Inc.
   James E. Rogers, Age 51                                         1994
   Vice Chairman, President and Chief Executive
    Officer of Cinergy Corp., a regional
    utility holding company. Director of
    Cinergy Corp. and Fifth Third Bancorp.
   Daniel C. Staton, Age 46                                        1993
   President of Walnut Capital Partners, an
    investment and venture capital company,
    since 1997. Executive Vice President and
    Chief Operating Officer of the General
    Partner until May 1997. Chairman of the
    Board of Directors of Storage Trust
    Realty, Inc.
   Jay J. Strauss, Age 63                                          1985
   Chairman and Chief Executive Officer
    of Regent Realty Group, Inc., a general
    real estate and mortgage banking firm.

   DIRECTORS WHOSE TERMS EXPIRE IN 2001
   Geoffrey Button, Age 50                                         1993
   An independent real estate and financing
    consultant. Prior to 1996, was Executive
    Director of Wyndham Investments Limited,
    a property holding company of Allied
    Domecq Pension Funds. Director of Sector
    Communications, Inc.
   Ngaire E. Cuneo, Age 48                                         1995
   Executive Vice President, Corporate
    Development, Conseco, Inc., an owner,
    operator and provider of services to
    companies in the financial services
    industry. Director of Conseco, Inc.
    and Bankers Life Holding Corporation.
   John D. Peterson, Age 65                                        1986
   Chairman of City Securities Corporation,
    a securities brokerage firm. Director
    of Lilly Industries, Inc.
   Darell E. Zink, Jr., Age 52                                     1993
   Executive Vice President, Chief Financial
    Officer and Assistant Secretary of the
    General Partner. Director of People's
    Bank Corporation of Indianapolis.
                                     - 29 -

   COMMITTEES OF THE BOARD OF DIRECTORS OF THE GENERAL PARTNER

   The Board of Directors of the General Partner met four times during the last fiscal year. The Board of Directors of the General Partner has an
   Asset   Committee,  an  Audit  Committee,  an  Executive  Compensation
   Committee, a Finance Committee and a Nominating Committee.

   The function of the Asset Committee is to discuss, review and authorize business transactions that exceed established guidelines. The members of the Asset Committee are Messrs. Baur, Feinsand, Peterson, Strauss and Zink and Ms. Cuneo. Mr. Strauss served as the Committee's chairman. The Committee met 12 times in 1998.

   The function of the Audit Committee is to evaluate audit performance, handle relations with the Partnership's independent auditors and evaluate policies and procedures related to internal accounting controls. The members of the Audit Committee are Messrs. Button, Feinsand, Lytle and Peterson and Ms. Cuneo. Mr. Feinsand served as the Committee's chairman. The Committee met 3 times during 1998.

   The function of the Executive Compensation Committee is to review and make recommendations to the Board of Directors with respect to the compensation of directors, officers, and employees of the General Partner and Partnership, to implement the Partnership's long term compensation plans and other employee benefit plans and to make recommendations to
   the  Nominating  Committee  regarding  individuals  qualified  to   be
   nominated as unaffiliated directors. The members of the Executive Compensation Committee are Messrs. Button, Lytle, Rogers and Strauss and Ms. Cuneo. Mr. Button served as the Committee's chairman. The Committee met 5 times during 1998.

   The function of the Finance Committee is to review, recommend and authorize certain debt financing and equity transactions. The members of the Finance Committee are Messrs. Baur, Button, Feinsand, Rogers, Staton, Strauss and Zink. Mr. Rogers served as the Committee's chairman. The committee met 6 times during 1998.

   The function of the Nominating Committee is to nominate individuals to serve as directors. The Nominating Committee is comprised of all of the unaffiliated directors, Messrs. Button, Feinsand, Lytle, Peterson, Rogers and Strauss and Ms. Cuneo. The committee does not formally consider nominations by unitholders. Mr. Button served as the Committee's chairman. The Committee met once during 1998.

   In 1998, all directors attended at least 75% of the meetings of the Board and all committees of the Board of which they were members except for Mr. Rogers. Mr. Rogers attended 100% of the Board of Directors meetings, but his overall attendance at all Board and committee meetings was less than 75%.

   DIRECTOR EMERITUS

   At the annual meeting of the General Partner shareholders, the General Partner will confer the title of Director Emeritus upon John
   W. Wynne, who does not intend to stand for re-election as a Director this year. Mr. Wynne has served the General Partner as a Director with exemplary skill and loyalty since the General Partner was established and was one of the founders of the General Partner in 1972. The entire Duke organization wishes to express its gratitude and admiration for Mr. Wynne's outstanding service throughout his career and looks forward to many more years of his valuable counsel in the role of Director Emeritus.
                                     - 30 -

   COMPENSATION OF DIRECTORS

   Each non-employee director receives 1,200 shares of General Partner common stock as annual compensation. Non-employee directors also receive a fee of $2,500 for attendance at each meeting of the Board of Directors. In addition, the non-employee directors receive $500 for participation in each telephonic meeting of the Board and for participation in each committee meeting not held in conjunction with a regularly scheduled Board meeting. Officers of the General Partner who are also directors receive no additional compensation for their services as directors.

   Beginning in 1999, certain Directors will receive grants of stock option and dividend increase units under the 1999 Director's Stock
   Option and Dividend Increase Unit Plan of the General Partner. Pursuant to this plan, Directors that do not receive grants of stock options under any other General Partner plan for a year will receive a grant of 2,500 stock options and 2,500 dividend increase units at the first meeting of the General Partner's Executive Compensation Committee of each year. However, for 1999 only, Directors that have never been granted stock options under a General Partner plan will receive a grant of 7,500 stock options and 7,500 dividend increase units.

   The   following  information  is  provided  regarding  the   executive
   officers of the General Partner who do not serve as Directors of the General Partner:

                 NAME, AGE, PRINCIPAL OCCUPATION(S) AND     WITH THE GENERAL
                 BUSINESS EXPERIENCE DURING PAST 5 YEARS    PARTNER SINCE
                 ---------------------------------------    ---------------

   Gary A. Burk - Age 47                                        1979
   President of Duke Services, Inc.
    Mr. Burk is responsible for the
    General Partner's and the
    Partnership's construction
    operations.

   Robert Chapman - Age 45                                      1997
   Executive Vice President - Acquisitions.
    Mr. Chapman was previously with The REEF
    Funds where he managed acquisitions
    and dispositions.

   John R. Gaskin - Age 37                                      1990
   Vice President, General Counsel
    and Secretary

   Richard W. Horn - Age 41                                     1984
   Executive Vice President - Office.
    Mr. Horn is responsible for all
    office activities of the General
    Partner and the Partnership.

   William E. Linville, III - Age 44                            1987
   Executive Vice President - Industrial.
    Mr. Linville is responsible for all
    industrial activities of the General
    Partner and the Partnership.

   John Nemecek - Age 44                                        1994
   President - Asset and Property Management.
    Mr. Nemecek was previously with Compass
    Management where he managed the Florida
    operations.

   Dennis D. Oklak - Age 45                                     1986
   Executive Vice President, Chief
    Administrative Officer and Treasurer.

   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner's officers and directors, and persons who beneficially own more than 10% of the Limited Partner Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of these forms, the General Partner believes that during 1998 all of its officers, directors and greater than 10% Limited Partner Unitholders timely filed the forms required under Section 16(a).

   ITEM 11.  EXECUTIVE COMPENSATION

   REPORT OF EXECUTIVE COMPENSATION COMMITTEE

   Executive Compensation Philosophy
   ---------------------------------
   The primary objectives of the Executive Compensation Committee (the "Committee") of the Board of Directors in determining total compensation of the General Partner's executive officers are (i) to enable the General Partner to attract and retain high quality executives by providing total compensation opportunities with a combination of compensation elements which are at or above competitive opportunities and which provide for moderate fixed costs and leveraged incentive opportunities, and (ii) to align General Partner shareholders interests and executive rewards by providing substantial incentive opportunities to be earned by meeting pay-for-performance standards designed to increase long-term shareholder value. In order to accomplish these objectives, the Committee adopted in 1995 an executive compensation program which provides (i) annual base salaries at or near the market median, (ii) annual incentive opportunities which reward the executives for achieving or surpassing performance goals which represent industry norms of excellence, and
   (iii) long-term incentive opportunities which are directly related to increasing shareholder value.

   Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limitation on the deductibility of nonperformance based compensation in excess of $1 million paid to certain executive officers. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing executives appropriate awards for their performance. The General Partner's long-term incentive plans have been designed to comply with the performance-based requirements of Section 162(m).

   Base Salaries and Annual Cash Incentives
   ----------------------------------------
   The range of base salaries for the executive officers of the General Partner is established after a review by the Committee of the salaries paid to executive officers of a comparison group of other publicly traded real estate investment trusts. Other subjective factors are considered such as the individual's experience and performance.

   An  annual  cash  incentive range is established  for  each  executive officer at the beginning of the year. The actual annual cash incentive paid to each executive is determined based on his or her ability to impact measurable results. The amount of each executive's annual award is based on a combination of three performance factors:
   (i)   overall   corporate  performance;  (ii)  business   segment   or
   departmental  performance;  and  (iii)  individual  performance.   The
   relative importance of each of the performance factors in determining annual cash incentives differs for each executive position with the performance factor for the most senior executives being based more heavily on overall corporate performance and the performance factor for the officers in-charge of business segments or departments being based more heavily  on  the  performance  of their  segment  or  department.  The
   overall   corporate  performance  factor  is  based  on  a  three-tier measurement system consisting of Funds from Operations Growth Per Share, Return on General Partners Shareholders' Equity and Return on Real Estate Investments. The business segment performance is based on certain financial measurements, including the volume and yield of new acquisitions and developments, performance of the in-service property portfolio, and the business segment's operating income contribution to the General Partner. The amount of the targeted annual cash incentives paid is based on the perceived level of attainment of each of the measurements by the Committee.

   Long-Term Incentive Opportunities
   ---------------------------------
   The amount of long-term incentive compensation awarded to officers and executives on an annual basis is determined at the discretion of the Committee but is tied to overall corporate and business segment performance, the participant's level of responsibility within the General Partner and the participant's individual performance. The long-term incentive opportunities consist of approximately two-thirds Stock Options ("Options") and Dividend Increase Units ("DIUs") and one-third Shareholder Value Grants.

   Stock Option and Dividend Increase Unit Plans
   ---------------------------------------------
   The  objectives of the Stock Option and Dividend Increase  Unit  Plans
   are   to   provide   executive  officers  with   long-term   incentive
   opportunities aligned with the unitholder benefits of an increased Common Unit value and increased annual dividends. The number of Options and DIUs issued to each executive annually is set by the Committee based on the goal of providing approximately two-thirds of the total annual long-term incentive award through these plans. The Options and DIUs are for terms of no more than ten years. With certain limited exceptions, awards made under the Stock Option and Dividend Increase Unit Plans vest 20 percent per year over a five-year period. The Options may not be issued for less than the fair market value of the General Partner's Common Shares at the date of grant. The value of each DIU at the date of exercise will be determined by calculating the percentage of the General Partner's annualized dividend per share to the market value of one Common Share (the "Dividend Yield") at the date the DIU is granted and dividing the increase in the General Partner's annualized dividend from the date of grant to the date of exercise by such Dividend Yield. A DIU may be exercised by a participant only to the extent that such participant has exercised an Option to purchase a Common Share of the General Partner under an Option granted under the 1995 Stock Option Plan on the same date as the grant of the DIU.

   Shareholder Value Plan
   ----------------------
   The objective of the Shareholder Value Plan is to provide executive officers with long-term incentive opportunities directly related to providing total shareholder return in excess of the median of independent market indices. The annual Shareholder Value Plan amount for each executive is set by the Committee with the goal of providing approximately one-third of the total long-term incentive award through this plan. The award vests entirely three years after the date of grant and the amount paid is based on the General Partner's total shareholder return for such three year period as compared to independent market indices. The independent market indices used for comparison are the S&P 500 Index and the NAREIT Equity REIT Total Return Index. The amount of the award payable may range from zero percent if both of the rankings of the comparable returns are less than the 50th percentile of both of the indices to 300 percent if the rankings of both of the comparable returns are in the 90th percentile or higher of both of the indices, with 100 percent of the award being payable at the 60th percentile.

   Compensation of Chief Executive Officer
   ---------------------------------------
   The compensation awarded to Mr. Hefner in 1998 consisted primarily of an annual base salary, an annual cash incentive award, and grants under the General Partner's long-term incentive plans. The total compensation paid to Mr. Hefner has historically resulted in total compensation that is below the comparable market median but is considered appropriate in light of Mr. Hefner's substantial equity interest in the General Partner and Partnership and his stock options held.

   Base Salary:
   ------------
   The Committee intends to gradually increase Mr. Hefner's base salary with the intent that, by 1999, his base salary will be equal to 90 percent of the market median of a comparison group of thirteen other publicly traded real estate investment trusts. Mr. Hefner's annual base salary for 1998 was $195,000.

   Annual Cash Incentive:
   ----------------------
   Under  the  Committee's executive compensation  plan,  Mr.  Hefner  is eligible for a targeted annual cash incentive bonus. The amount of Mr. Hefner's annual cash incentive bonus is determined solely upon overall corporate performance which is based on a three-tier measurement system consisting of Funds from Operations Growth Per Share, Return on General Partner's Shareholders' Equity and Return on Real Estate Investments as compared to pre-determined target criteria established by the Committee. The amount of the targeted annual cash incentives paid is based on the level of attainment of each of the measurements as compared to the pre-determined targets. For 1998, the General Partner's FFO Growth was 18.13% per Common Share, its Return on Shareholders' Equity was 12.16% and its Return on Real Estate Investments was 9.59%. Based on these results versus the pre-determined targets established by the Committee, Mr. Hefner received an Annual Cash Incentive award of $250,000 for 1998.

   Long-Term Incentive Opportunity Award:
   --------------------------------------
   Mr. Hefner is also eligible for a targeted long-term incentive award with a value equal to a percentage of his annual base salary. The long-term incentive opportunity award granted to Mr. Hefner in 1998 consisted of i) the grant of an option to purchase 18,960 General Partner Common Shares at a price of $24.25 per share, ii) the grant of 18,960 DIUs with a Dividend Yield of 4.95%, and iii) the award of a targeted amount of $66,667 under the Shareholder Value Plan.

   In January 1998, Mr. Hefner received a payment of $53,460 pursuant to a grant under the Shareholder Value Plan made in 1995. In February 1999, Mr. Hefner received a payment of $64,238 pursuant to a grant under the Shareholder Value Plan made in 1996. The payout percentages of these awards as determined by formulas contained in the plan were 178% and 214% for the grants made in 1995 and 1996, respectively.

   Stock Purchase Plans
   --------------------
   In 1998, the Board of Directors adopted the Executive and Senior Officer Stock Purchase Plan of the General Partner (the "Officer Stock Purchase Plan") and the Director Stock Purchase Plan of the General Partner (the "Director Stock Purchase Plan"). The purpose of these plans is to more closely align officer and Director financial rewards with the financial rewards realized by General Partner shareholders, increase officer and Director motivation to manage the General Partner and Partnership as equity owners, retain key employees and increase the ownership of Common Shares by officers and directors. On August 25, 1998, under the Officer Stock Purchase Plan, certain officers of the General Partner received options to purchase 1,231,215 Common Shares at $21.625 per share (the closing price of a Common Share on that date). On that same date, the officers exercised these options by purchasing 1,231,215 Common Shares from the General Partner at $21.625 per share. From August 26, 1998 through August 31, 1998, certain Directors of the General Partner purchased 402,335 Common Shares under the Director Stock Purchase Plan in the open market at an average price of $21.623 per share.

   All officers and Directors participating in the plans borrowed the entire purchase price of the shares from KeyBank, N.A. and are personally obligated to repay the loans. The General Partner and the Partnership have unconditionally guaranteed the payment and performance obligations of the officers and Directors to KeyBank, N.A. Each participant is personally liable to the General Partner and the Partnership for any payments made by the General Partner under the guarantee as a result of default by such participant on their KeyBank, N.A. loan.

   Salary Replacement Plan
   ------------------------
   In January 1999, subject to shareholder approval, the Committee adopted the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of the General Partner (the "Salary Replacement Plan"). The purpose of this plan is to encourage additional equity ownership in the General Partner by key officers. Under this plan, certain officers may elect to receive Options and DIUs in lieu of the receipt of all or a portion of their base salary, annual incentive bonus or Shareholder Value Plan payments. The number of Options and DIUs granted under the Salary Replacement Plan will be based on the amount of forgone compensation elected by a participant divided by the Committee's determination of the value of an Option/DIU. The exercise price of an option may not be less than the fair market value of the General Partner's Common Shares at the date of grant. All awards made under the Salary Replacement Plan will vest on the date of grant.

   Employment and Severance Agreements
   -----------------------------------
   In April 1998, the Committee adopted the General Partner Severance Pay Plan. This plan provides for the payment of severance amounts to certain key officers if, within one year of a change in control of the General Partner and the Partnership, employment is terminated by the General Partner other than "for cause" or if an officer voluntarily terminates employment because of a reduction in the officer's pay or his forced relocation. A "Level One" participant will receive two times the sum of the compensation awarded to such terminated participant for the calendar year preceding the date of termination and a "Level Two" will receive one times his prior year compensation. The only participants of the plan at this time are Messrs. Burk, Chapman, Hefner, Horn, Linville, Oklak and Zink. The Committee has designated each of these participants as eligible for Level One benefits.

                             COMPENSATION COMMITTEE
                             Geoffrey Button, Chair
                                 Ngaire E. Cuneo
                                 James E. Rogers
                                 Jay J. Strauss
                                  L. Ben Lytle
                                     - 35 -

                                PERFORMANCE TABLE

      The following table compares, over the last five years, the cumulative total shareholder return on the General Partner's Common Shares with the cumulative total return of the S&P 500 Index, and the cumulative total return of the NAREIT Equity REIT Total Return Index.

            COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
              GENERAL PARTNER COMMON SHARES, S&P 500 INDEX,
              AND NAREIT EQUITY REIT TOTAL RETURN INDEX *



            DECEMBER    DECEMBER    DECEMBER    DECEMBER    DECEMBER    DECEMBER
              1993        1994        1995        1996        1997        1998
              ----        ----        ----        ----        ----        ----
The General
 Partner     100.00    136.52       162.29      211.86      281.38      285.68
NAREIT       100.00    103.17       118.92      160.86      193.45      159.59
S&P          100.00    101.31       139.23      171.19      228.32      293.57

        * Assumes that the value of the investment in the General Partner's Common Shares and each index was $100 on December 31, 1993 and that all dividends were reinvested.
                                     - 36 -

                       COMPENSATION OF EXECUTIVE OFFICERS
                           Summary Compensation Table
   The following table sets forth the compensation awarded, earned by, or paid to the General Partner's chief executive officer and the General Partner's six other most highly compensated executive officers (the "Named Executive Officers") during the last three fiscal years.

                                              LONG-TERM     LONG-TERM
                                              COMPENSATION  COMPENSATION
                       ANNUAL COMPENSATION    AWARDS        PAYMENTS
                       -------------------    ------------  ------------
                                                 (1)            (2)
                                              SECURITIES    SHAREHOLDER   ALL
NAME AND PRINCIPAL                            UNDERLYING    VALUE PLAN    OTHER
POSITION             YEAR   SALARY   BONUS    OPTIONS       PAYMENTS      COMP.
------------------   ----   ------   -----    -----------   -----------   ------
Thomas L.
 Hefner              1998   $195,000 $250,000   76,763      $53,460      $7,676
President and        1997    175,000  200,000   13,010            0       3,200
Chief Executive
 Officer             1996    165,000  100,000   12,880            0       3,000

Richard W. Horn      1998   $175,000 $325,000   23,699       71,280      $9,204
Executive Vice
President            1997    132,700  300,000   44,192            0       3,200
Office               1996    120,000  200,000   17,174            0       3,000

William E.
 Linville, III       1998   $175,000 $275,000   69,942       71,280      $4,800
Executive Vice
President            1997    132,700  275,000   44,192            0       3,200
Industrial           1996    120,000  225,000   17,174            0       3,000

Gary A. Burk         1998   $175,000 $200,000   14,220       53,460      $4,800
President            1997    150,000  150,000   13,010            0       3,200
Construction         1996    150,000   75,000   12,880            0       3,000

Robert M. Chapman    1998   $175,000 $200,000   53,642            0      $3,311
Executive Vice
 President           1997     21,192  100,000   10,000            0           0
Acquisitions         1996          0        0        0            0           0

Dennis D. Oklak
Executive Vice
President            1998   $175,000 $200,000   60,463       23,166      $4,800
Chief
Administrative       1997    150,000  150,000    7,096            0       3,200
Officer and
Treasurer            1996    140,000   85,000    7,872            0       3,000

Darell E. Zink, Jr.  1998   $175,000 $200,000   60,463       53,460      $4,800
Executive Vice
President            1997    150,000  150,000   13,010            0       3,200
and Chief Financial
Officer              1996    150,000   75,000   12,880            0       3,000

(1)  Includes  the following options  that  were  granted in August, 1998
     in connection with the Officer  Stock Purchase  Plan:   Mr.  Hefner
     57,803;  Mr.  Linville  46,243;  Mr. Chapman  34,682;  Mr.  Oklak
     46,243; Mr. Zink 46,243. Under that plan, the participants were required to exercise the options the same day they were granted. The grant price and the exercise price were both equal to the fair market value of the General Partner's Common Shares on the date of grant.
(2)  Represents payments made under the General Partner's Shareholder  Value
     Plan.
(3) For Messrs. Hefner, Horn, Linville, Burk, Oklak and Zink, includes a $4,800 contribution by the General Partner to the General Partner's Profit Sharing and Salary Deferral Plan. For Mr. Chapman, a $2,625 Profit Sharing and Salary Deferral Plan contribution was made. Also includes discounts of $2,876, $4,404 and $686 received by Messrs. Hefner, Horn and Chapman, respectively, in connection with Common Shares purchased under the General Partner's Employee Stock Purchase Plan.
                                     - 37 -

                           STOCK OPTION GRANTS IN 1998

   The following table sets forth certain information for the Named Executive Officers relating to stock option grants during 1998 under the General Partner's 1995 Stock Option Plan.


                          INDIVIDUAL GRANTS
                       -------------------------
                                                            POTENTIAL REALIZABLE
                            % OF                            VALUE AT ASSUMED
                NUMBER OF   TOTAL                           ANNUAL RATE OF STOCK
                SECURITIES  OPTIONS                         PRICE APPRECIATION
                UNDERLYING  GRANTED TO EXERCISE             FOR OPTION TERM (1)
                OPTIONS     EMPLOYEES  PRICE PER EXPIRATION --------------------
NAME            GRANTED     IN 1998    SHARE     DATE          5%         10%
----            ----------  ---------- --------- ---------- --------   ---------
Thomas L. Hefner     18,960  1.1275%   $24.250   1/28/08    $289,153   $732,771
                 (2) 57,803  3.4374%   $21.625   8/25/98          $0         $0
Richard W. Horn      23,699  1.4093%   $24.250   1/28/08    $361,426   $915,925
William E.
 Linville, III       23,699  1.4093%   $24.250   1/28/08    $361,426   $915,925
                 (2) 46,243  2.7499%   $21.625   8/25/98          $0         $0
Gary A. Burk         14,220   .8456%   $24.250   1/28/08    $216,865   $549,578
Robert M. Chapman    18,960  1.1275%   $24.250   1/28/08    $289,153   $732,771
                 (2) 34,682  2.0624%   $21.625   8/25/98          $0         $0
Dennis D. Oklak      14,220   .8456%   $24.250   1/28/08    $216,865    $549,578
                 (2) 46,243  2.7499%   $21.625   8/25/98          $0         $0
Darell E. Zink, Jr.  14,220   .8456%   $24.250   1/28/08    $216,865   $549,578
                 (2) 46,243  2.7499%   $21.625   8/25/98          $0         $0


   (1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast future appreciation of the General Partner's stock price. For the options expiring on January 28, 2008, the General Partner's per share stock price would be $39.50 and $62.90 if increased 5% and 10%, respectively, compounded annually over the 10-year option term.
   (2) These options were granted in connection with the Officer Stock Purchase Plan. Under that plan, the participants were required to exercise the options the same day they were granted. The grant price and the exercise price were each equal to the fair market value of one General Partner Common Share on the date of grant.

   The following table presents certain information for the Named Executive Officers relating to the exercise of stock options during 1998 and, in addition, information relating to the valuation of unexercised stock options.

          AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUES


                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
          SHARES              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
          ACQUIRED            OPTIONS AT 12/31/98          AT 12/31/98 (1)
          ON        VALUE     ---------------------        --------------------
NAME      EXERCISE  REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----      --------  -------- ----------- ------------- ----------- -------------
Thomas L.
 Hefner (2) 114,203 $  669,750  100,459     42,503       $1,073,609   $138,143
Richard W.
 Horn             0          0   82,515     82,566          783,543    276,942
William E.
 Linville,
 III (2)     46,243          0   97,515     92,566          938,230    380,067
Gary A. Burk 42,300    518,175  114,559     37,763        1,233,997    138,143
Robert M.
 Chapman (2) 34,682          0    2,000     26,960            1,000      4,000
Dennis D.
 Oklak (2)   46,243          0   64,082     32,962          683,377    136,051
Darell E.
 Zink,
 Jr. (2)    167,022  1,374,697   36,080     37,763          370,657    138,143

   (1) Based on the closing price of the General Partner's Common Shares on December 31, 1998 of $23.25.
   (2) Includes shares exercised in connection with the Officer Stock Purchase Plan for which no value was realized.
                                     - 38 -

   The following table sets forth awards to the Named Executive Officers in 1998 under the General Partner's Dividend Increase Share Plan and Shareholder Value Plan.

           LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                   ESTIMATED FUTURE PAYOUTS
                   NUMBER OF     PERFORMANCE       UNDER NON-STOCK
                   SHARES,       PERIOD            PRICE-BASED-PLANS
                   DUIS, OR      UNTIL             ----------------------------
NAME               OTHER RIGHTS  PAYOUT       THRESHOLD     TARGET     MAXIMUM
----               ------------  ----------   ---------    -------     --------
Thomas L. Hefner
 Dividend Increase
 Unit Plan (1)     18,960 DIUs         N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                  N/A     3 Years          $0     $66,667     $200,000
Richard W. Horn
 Dividend Increase
 Unit Plan (1)     23,699 DIUs         N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                  N/A     3 Years          $0     $83,333     $250,000
William E. Linville, III
 Dividend Increase
 Unit Plan (1)      23,699 DIUs        N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                   N/A    3 Years          $0     $83,333     $250,000
Gary A. Burk
 Dividend Increase
 Unit Plan (1)      14,220 DIUs        N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                   N/A    3 Years          $0     $50,000     $150,000
Robert M. Chapman
 Dividend Increase
 Unit Plan (1)      18,960 DIUs        N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                   N/A    3 Years          $0     $66,667     $200,000
Dennis D. Oklak
 Dividend Increase
 Unit Plan (1)      14,220 DIUs        N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                   N/A    3 Years          $0     $50,000     $150,000
Darell E. Zink, Jr.
 Dividend Increase
 Unit Plan (1)      14,220 DIUs        N/A         N/A         N/A          N/A
 Shareholder Value
 Plan (2)                   N/A    3 Years          $0     $50,000     $150,000

(1) Under the 1995 Dividend Increase Unit Plan, DIUs are granted to key employees. DIUs vest over a five-year period at 20% per year. A participant may exercise DIUs only to the extent that such participant has purchased a General Partner Common Share pursuant to an option granted under the 1995 Stock Option Plan on the same date as the grant of the DIU. The value of each DIU at the date of exercise is determined by calculating the Dividend Yield at the date the DIU is granted and dividing the increase in the General Partner's annualized dividend from the date of grant to the date of exercise by such Dividend Yield. DIUs not exercised within 10 years of the date of grant are forfeited. Distribution of a participant's benefits under the 1995 Dividend Increase Unit Plan will be made in a single lump sum payment in the form of the General Partner's Common Shares. The "In-the-Money" value of vested DIUs at December 31, 1998 for these executives was $104,402 for Messrs. Hefner, Zink and Burk, $178,247 for Messrs. Horn and Linville, $6,936 for Mr. Chapman and $52,841 for
     Mr. Oklak.

(2) Under the 1995 Shareholder Value Plan, awards are granted in specified dollar amounts to selected key employees. The specified award is payable to the participant on the third anniversary of the grant of the award. The actual payments under the plan will be determined based upon the General Partner's cumulative total shareholder return for the three year period beginning on the date of grant as compared to the cumulative total return for the S&P 500 Index and the NAREIT Equity REIT Total Return Index (the "Indices") for the same period. The General Partner's cumulative total shareholder return is calculated by determining the average per share closing price of the General Partner's Common Shares for the 30 day period preceding the end of the three year period increased by an amount that would be realized if all cash dividends paid during the three year period were reinvested in Common Shares of the General Partner and comparing this amount to the average per share closing price of the General Partner's Common Shares for the 30 day period preceding the date of grant. The payment of one-half of the bonus award is adjusted based upon the percentile ranking of the General Partner's cumulative total shareholder return as compared to each of the Indices for the same period. The payment adjustment may range from zero percent of the amount awarded if both of the rankings of the comparable returns are less than the 50th percentile of both of the Indices to 300 percent of the amount awarded if both of the rankings are in the 90th percentile or higher of both of the Indices, with 100 percent of the award being payable at the 60th percentile. Distribution of a participant's adjusted bonus award at the end of the three-year period after the date of grant will be made one-half in cash and one-half in the form of Common Shares of the General Partner. The amount of the awards payable to these executives on December 31, 1998 was $64,238 for Messrs. Hefner, Zink, and Burk, $85,650 for Messrs. Linville and Horn, and $39,256 for Mr. Oklak.
                                     - 39 -

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Ms. Cuneo, Mr. Lytle, and Mr. Strauss serve on the General Partner's Executive Compensation Committee. The Partnership contracted with an affiliate of Conseco, Inc. during 1998 for certain construction and insurance related services. Ms. Cuneo is an Executive Vice President and director of Conseco, Inc. In 1998, the Partnership received $561,000 in construction related fees from a Conseco, Inc. affiliate and paid a Conseco, Inc. affiliate $1,522,000 in insurance premiums.

   The Partnership leases office space to affiliates of Anthem, Inc. Mr. Lytle is Chairman, President and Chief Executive Officer of Anthem, Inc. Under the leases, which have lease rates comparable to similar space in the area, the Partnership received total rental income of $1,756,000 in 1998.

   In connection with the acquisition of an 8-building portfolio of properties with a total purchase price of $16.2 million, the Partnership paid Regent Realty Group, Inc. a commission of $117,000. Mr. Strauss is Chairman and Chief Executive Officer of Regent Realty Group, Inc.

   ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   The Partnership had 10,831,552 Limited Partner Units which were outstanding as of the close of business on March 1, 1999.

   The following table shows, as of March 1, 1999, the number and percentage of Limited Partner Units held by each person known to the Partnership who beneficially owned more than five percent of outstanding Limited Partner Units. Except as otherwise noted, all Limited Partner Units are held with sole power to vote and sole power of disposition.

   Amount and Nature                                         Percentage of
   Beneficial Owner             Limited Partner Units     Beneficial Ownership
   -----------------            ---------------------     --------------------
   Thomas L. Hefner                  2,588,006  (1)            23.89%
   Darell E. Zink, Jr.               2,570,014  (1)            23.73%
   Daniel C. Staton                  2,407,478  (1)            22.23%
   John W. Wynne                     2,219,186  (1)            20.49%
   David R. Mennel                   2,165,022  (2)            19.99%
   Gary A. Burk                      2,164,278  (3)            19.98%
   DMI Partnership                   2,008,500  (4)            18.54%
   Edward T. Baur                    1,537,082  (4)            14.19%
   Birch Mullins                     1,472,959  (5)            13.60%
   Robert L. and Mary Johnson        1,419,038                 13.10%
   James D. Eckhoff                  1,149,897  (6)            10.62%
   Lindbergh-Warson Properties, Inc. 1,086,934                 10.03%

(1) Includes 2,008,500 Limited Partner Units owned by DMI Partnership, a partnership in which each of these individuals owns a 20.71% beneficial interest.
(2) Includes 2,008,500 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Mennel owns a 7.50% beneficial interest.
(3) Includes 2,008,500 Limited Partner Units owned by DMI Partnership, a partnership in which Mr. Burk owns a 7.51% beneficial interest.
(4) Includes 1,086,934 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Baur own 60.395% beneficial interest.
(5) Includes 1,086,934 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Mullins owns a 34.094% beneficial interest.
(6) Includes 1,086,934 Limited Partner Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Eckhoff owns a 5.512% beneficial interest.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   A wholly owned subsidiary of the General Partner is the sole general partner of Duke Realty Services Limited Partnership (the "Services Partnership"), which is in turn the sole general partner of Duke Construction Limited Partnership (the "Construction Partnership").
   The operations of these entities are included in the consolidated financial statements of the Partnership. The Services Partnership
   provides   third-party  property  management,  leasing,   construction
   management and development services and the Construction Partnership provides third-party construction services. Certain of the executive officers own limited partnership interests in these entities. Thomas
   L.  Hefner, Daniel C. Staton, Darell E. Zink, Jr., John W. Wynne, Gary
   A. Burk and David R. Mennel, all of whom are officers or Directors of the General Partner, control DMI Partnership ("DMI"), which owns ninety percent of the capital interests of the Services Partnership and a profits interest which varies from ten percent to ninety percent. The share of net income of the Services Partnership allocated to DMI in 1998 was $1,211,000. DMI's share of net income from the Services Partnership is included in minority interest in the Partnership's financial statements. The Partnership has an option to acquire DMI's interest in the Services Partnership in exchange for 833,334 of Common Shares of the General Partner. The Partnership is required to purchase DMI's interest in the Services Partnership for 833,334 Common Shares of the General Partner upon a change in control of the General Partner or the dissolution of the Partnership. DMI also indirectly owns a ninety-five percent limited partnership interest in the Construction Partnership, which the Partnership has the option to purchase for $1,000. The Construction Partnership has a deficit cumulative capital balance; thus there was no allocation of net income to any of the partners of the Construction Partnership, including DMI.

   The Services Partnership and the Construction Partnership provide property management, leasing, construction and other tenant related services to properties in which Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel have ownership interests. The Partnership has an option to acquire these executive officers' interests in these properties (the "Option Properties"). In 1998, the Services Partnership and the Construction Partnership received fees of $2,247,000 for services provided to the Option Properties. The fees charged by the Services Partnership and the Construction Partnership for such services are equivalent to those charged to other third-party owners for similar services except for one property. Pursuant to an agreement with this property's lender, the payment of 75% of the fees was deferred and payable only from excess sale or refinancing proceeds. The Partnership agreed to this deferral in 1997 in order to retain certain contracts for services provided to other properties owned by the lender. In 1998, the Partnership acquired this loan from the third party lender and all such deferred fees have been paid.

   The Partnership also leased operating facilities in certain of the Option Properties. In 1998, the aggregate rent under such leases was approximately $21,309. The rental amount paid is comparable to similar space in the area.

   The Partnership has a $20.0 million loan to the Services Partnership, which requires interest only payments at 12% through September, 2003. The loan then amortizes over a 15-year period with interest at 12% until final maturity in September, 2018. The loan is guaranteed by an entity owned indirectly by Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel. The Partnership also provides working capital financing to the Services Partnership at a rate of prime plus 1%.

   Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel, as well as Edward T. Baur, a Director of the General Partner, and a corporation controlled by Mr. Baur, have personal guarantees for $65.5 million of the Partnership's debt. The Partnership has indemnified them from any liability with respect to such debt.

   The Partnership contracts with Steel Frame Erectors, Inc. ("SFE"), an entity owned by Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel, for certain construction-related services. During 1998, the total costs under these contracts for Partnership related projects were $1,396,000. The construction fees earned by SFE on company related projects were $43,000. A 50% owned subsidiary of SFE leases space in an office building from a limited liability company partially owned by the Partnership. The subsidiary paid $294,000 under this lease in 1998.

   In May, 1998 and January, 1999, a partnership 70% owned by Edward T. Baur contributed land and a building to the Partnership in return for 101,849 Limited Partner Units with a value of $2.3 million and the assumption of $1.4 million in indebtedness.

                                     Part IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
   FORM 8-K

  (A)  DOCUMENTS FILED AS PART OF THIS REPORT

       1. CONSOLIDATED FINANCIAL STATEMENTS:

          The   following  Consolidated  Financial  Statements  of   the
          Partnership, together with the Independent Auditor's Report, are listed below:

          Independent Auditors' Report
          Consolidated Balance Sheets, December 31, 1998 and 1997
          Consolidated  Statements of Operations, Years  Ended  December
           31, 1998, 1997 and 1996
          Consolidated  Statements of Cash Flows, Years  Ended  December
           31, 1998, 1997 and 1996
          Consolidated  Statements of Unitholders' Equity,  Years  Ended
           December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

       2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated Depreciation

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


      KPMG LLP
      Indianapolis, Indiana
      January  26,  1999 (except as to Note 12, which is  as  of  March  1,
      1999)
                                     - 43 -

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                              1998         1997
                                              ----         ----
ASSETS
------
Real estate investments:
 Land and improvements                     $  312,022  $  231,614
 Buildings and tenant improvements          2,091,757   1,591,604
 Construction in progress                     185,950     107,242
 Investments in unconsolidated companies      125,746     106,450
 Land held for development                    146,911     139,817
                                            ---------   ---------
                                            2,862,386   2,176,727
  Accumulated depreciation                   (179,887)   (116,264)
                                            ---------   ---------
   Net real estate investments              2,682,499   2,060,463

Cash                                            6,626      10,372
Accounts receivable, net of allowance
 of $896 and $420                               9,641       5,932
Accrued straight-line rent receivable,
 net of allowance of $841                      20,332      14,746
Receivables on construction contracts          29,162      22,700
Deferred financing costs, net of
  accumulated amortization of $11,064
  and $9,101                                    11,316      12,289
Deferred leasing and other costs, net
 of accumulated amortization of $16,838
 and $9,251                                    53,281      34,369
Escrow deposits and other assets               41,205      16,303
                                            ---------   ---------
                                           $2,854,062  $2,177,174
                                            =========   =========
  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
 Secured debt                              $  326,317  $  367,119
 Unsecured notes                              590,000     340,000
 Unsecured line of credit                      91,000      13,000
                                            ---------   ---------
                                            1,007,317     720,119

Construction payables and amounts
 due subcontractors                            55,012      40,786
Accounts payable                                4,836       1,342
Accrued expenses:
 Accrued real estate taxes                     36,075      25,203
 Accrued interest                              10,329       6,883
 Other accrued expenses                        21,676      13,851
Other liabilities                              21,928      11,720
Tenant security deposits and
 prepaid rents                                 18,534      14,268
                                            ---------   ---------
  Total liabilities                         1,175,707     834,172
                                            ---------   ---------
Minority interest                                 367         222
                                            ---------   ---------
Partners' equity:
 General partner
 Common equity                              1,223,260   1,016,733
 Preferred equity
  (liquidation preference
  of $360,000)                                348,366     218,906
                                            ---------   ---------
                                            1,571,626   1,235,639
 Limited partners' common equity              106,362     107,141
                                            ---------   ---------
  Total partners' equity                    1,677,988   1,342,780
                                            ---------   ---------
                                           $2,854,062  $2,177,174
                                            =========   =========

          See accompanying Notes to Consolidated Financial Statements.
                                     - 44 -

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                        1998        1997       1996
                                        ----        ----       ----

     RENTAL OPERATIONS:
      Revenues:
        Rental income                 $337,768    $220,970    $156,392
        Equity in earnings of
         unconsolidated companies       10,857       8,732       5,768
                                       -------     -------     -------
                                       348,625     229,702     162,160
                                       -------     -------     -------
      Operating expenses:
        Rental expenses                 59,769      40,375      29,669
        Real estate taxes               33,906      20,485      14,244
        Interest expense                60,217      40,296      32,552
        Depreciation and amortization   68,766      44,806      31,363
                                       -------     -------     -------
                                       222,658     145,962     107,828
                                       -------     -------     -------

          Earnings from rental
           operations                  125,967      83,740      54,332
                                       -------     -------     -------

     SERVICE OPERATIONS:
      Revenues:
        Property management,
         maintenance
         and leasing fees               13,189      12,799      11,496
        Construction management and
         development fees               10,417       8,646       6,895
        Other income                     1,110         933       1,538
                                       -------     -------     -------
                                        24,716      22,378      19,929
                                       -------     -------     -------
      Operating expenses:
        Payroll                         12,453      10,761       9,176
        Maintenance                      2,451       2,009       1,526
        Office and other                 2,617      2,455        2,791
                                       -------     -------     -------
                                        17,521      15,225      13,493
                                       -------     -------     -------
          Earnings from service
           operations                    7,195       7,153       6,436
                                       -------     -------     -------
     General and administrative
      expenses                         (11,573)     (7,318)     (4,053)
                                       -------     -------     -------
          Operating income             121,589      83,575      56,715

     OTHER INCOME (EXPENSE):
      Interest income                    1,562       2,169       1,185
      Other expense                      (305)     (1,083)       (174)
      Earnings from property sales       1,351       1,775       4,532
      Minority interest in earnings
       of subsidiaries                 (1,252)     (1,171)       (986)
                                       -------     -------     -------
          Net income                   122,945      85,265      61,272
      Dividends on preferred units    (19,833)    (12,485)     (2,559)
                                       -------     -------     -------
      Net income available for
       common units                   $103,112    $ 72,780    $ 58,713
                                       -------     -------     -------
     Net income per common unit:
      Basic                           $   1.13    $    .98    $    .92
                                       -------     -------     -------
      Diluted                         $   1.12    $    .97    $    .91
                                       -------     -------     -------
     Weighted average number of
      common units outstanding          91,576      74,142      63,960
                                       =======     =======     =======
     Weighted average number of
      common and dilutive potential
      common units                      92,468     74,993       64,398
                                       =======     =======     =======

          See accompanying Notes to Consolidated Financial Statements.
                                      - 45 -





                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (in thousands)

                                         1998      1997     1996
                                         ----      ----     ----
Cash flows from operating activities:
 Net income                            $122,945   $ 85,265   $ 61,272
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation of buildings and tenant
  improvements                           61,414     39,771     27,568
 Amortization of deferred leasing
  and other costs                         7,352      5,035      3,795
 Amortization of deferred financing
  costs                                   1,362      1,368      1,208
   Minority interest in earnings          1,252      1,170        986
 Straight-line rent adjustment           (5,794)    (4,469)    (3,536)
 Earnings from property sales            (1,351)    (1,775)    (4,532)
 Construction contracts, net              7,764      7,778     (1,640)
 Other accrued revenues and
  expenses, net                          31,106     30,168     12,298
 Equity in earnings in excess of
  distributions received from
  unconsolidated companies               (5,521)    (5,535)    (1,949)
                                        -------    -------    -------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                220,529    158,776     95,470
                                        -------    -------    -------
Cash flows from investing activities:
 Rental property development costs     (279,391)  (195,088)  (130,300)
 Acquisition of real estate
  investments                          (301,151)  (324,203)  (182,024)
 Acquisition of undeveloped land and
  infrastructure costs                  (53,736)  (101,220)   (16,122)
 Recurring tenant improvements          (10,785)    (7,985)    (6,048)
 Recurring leasing costs                 (6,655)    (5,057)    (3,032)
 Recurring building improvements         (2,206)    (1,211)      (780)
 Other deferred leasing costs           (19,180)   (14,000)    (7,308)
 Other deferred costs and other assets  (10,808)    (8,585)     6,808
 Proceeds from property sales, net        9,071     32,560     50,844
 Distributions received from
  unconsolidated companies                    -     60,000     12,423
 Net investment in and advances
  to unconsolidated companies           (28,734)   (32,226)    (1,470)
                                        -------    -------    -------
   NET CASH USED BY INVESTING
    ACTIVITIES                         (703,575)  (597,015)  (277,009)
                                        -------    -------    -------
Cash flows from financing activities:
 Contributions from general partner     340,938    467,406    203,087
 Proceeds from indebtedness             250,000    100,000    142,200
 Payments on indebtedness
  including principal amortization      (49,997)    (9,999)   (84,677)
 Borrowings (repayments) on lines
  of credit, net                         78,000    (14,000)   (11,000)
 Distributions to partners             (136,967)   (94,524)   (65,986)
 Distributions to minority interest      (1,107)    (1,328)      (904)
 Deferred financing costs                (1,567)    (4,290)    (1,517)
                                        -------    -------    -------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                479,300    443,265    181,203
                                        -------    -------    -------
   NET INCREASE (DECREASE)
    IN CASH                              (3,746)     5,026       (336)

Cash and cash equivalents at
 beginning of year                       10,372      5,346      5,682
                                        -------    -------    -------
Cash and cash equivalents at
 end of year                           $  6,626   $ 10,372   $  5,346
                                        =======    =======    =======
Other non-cash items:
Assumption of debt for real
 estate acquisitions                   $  9,195   $118,303   $ 24,472
                                        =======    =======    =======
Contributions of property to
 unconsolidated companies              $  1,040   $ 49,381   $ 20,649
                                        =======    =======    =======
Conversion of Limited Partner
 Units to shares                       $  5,450   $ 19,446   $ 21,627
                                        =======    =======    =======
Issuance of Limited Partner Units
 for real estate acquisitions          $  2,038   $ 95,720   $  8,896
                                        =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                                     - 46 -

                DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)

                                   General Partner        Limited
                                ------------------------  Partners'
                                Common        Preferred   Common
                                Equity        Equity      Equity       Total
                                -------       ---------   ---------    ------

BALANCE AT DECEMBER 31, 1995    $  535,783    $      -    $  4,438   $  540,221

Net income                          51,529       2,559       7,184       61,272

Capital contribution from
 Duke Realty Investments, Inc.     130,951      72,288           -      203,239

Acquisition of partnership
 interest for Common Stock of
 Duke Realty Investments, Inc.      21,627           -           -       21,627

Acquisition of property in
 exchange for Limited Partner
 Units                                   -           -       8,896        8,896

Distributions to preferred
 unitholders                             -      (1,991)          -       (1,991)

Distributions to partners
 ($1.00 per Common Unit)           (56,180)          -      (7,815)     (63,995)
                                 ---------     -------     -------    ---------
BALANCE AT DECEMBER 31, 1996       683,710      72,856      12,703      769,269

Net income                          65,206      12,485       7,574       85,265

Capital contribution from Duke
 Realty Investments, Inc.          321,554     146,050           -      467,604

Acquisition of partnership
 interest for Common Stock of
 Duke Realty Investments, Inc.      19,446          -            -       19,446

Acquisition of property in
 exchange for Limited
 Partner Units                           -          -       95,720       95,720

Distributions to preferred
 unitholders                             -     (12,485)          -      (12,485)

Distributions to partners
  ($1.10 per Common Unit)          (73,183)          -      (8,856)     (82,039)
                                 ---------     -------     -------    ---------
BALANCE AT DECEMBER 31, 1997     1,016,733     218,906     107,141    1,342,780

Net income                          92,018      19,833      11,094      122,945

Capital contribution from
 Duke Realty Investments, Inc.     212,282     129,460           -      341,742

Acquisition of partnership
 interest for Common Stock of
 Duke Realty Investments, Inc.       5,450           -           -        5,450

Acquisition of property in
 exchange for Limited Partner
 Units                                   -           -       2,038        2,038

Distributions to preferred
 unitholders                             -     (19,833)          -      (19,833)

Distributions to partners
 ($1.28 per Common Unit)          (103,223)          -     (13,911)    (117,134)
                                 ---------     -------     -------    ---------
BALANCE AT DECEMBER 31, 1998    $1,223,260    $348,366    $106,362   $1,677,988
                                 =========     =======     =======    =========
COMMON UNITS OUTSTANDING AT
 DECEMBER 31, 1998                  86,053                  10,800       96,853
                                 =========                 =======    ==========
Common Units outstanding at
 December 31, 1997                  76,065                  10,989       87,054
                                 =========                 =======    ==========
Common Units outstanding
 at December 31, 1996               58,972                   7,392       66,364
                                 =========                 =======    ==========


          See accompanying Notes to Consolidated Financial Statements.
                                     - 47 -

                         DUKE REALTY LIMITED PARTNERSHIP

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

       The Partnership owns and operates a portfolio of industrial, office, and retail properties in the Midwest and provides real estate services to third-party property owners. The Partnership's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; St. Louis, Missouri, Minneapolis, Minnesota; Chicago, Illinois; and Nashville, Tennessee.

       The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations.

  (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
       PRINCIPLES OF CONSOLIDATION
       ---------------------------
       The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       RECLASSIFICATIONS
       -----------------
       Certain 1997 and 1996 balances have been reclassified to conform to 1998 presentation.

       STOCK SPLIT
       -----------
       All units and per unit amounts have been adjusted to reflect the General Partner's two-for-one stock split effected in August 1997.
                                     - 48 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       REAL ESTATE INVESTMENTS
       -----------------------
       Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

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

       The acquisitions of partnership interests are recorded under the purchase method with assets acquired reflected at the fair market value of the General Partner's common stock on the date of
       acquisition,  net  of  the  retirement  of  any  minority   interest
       liabilities. The acquisition amounts are allocated to rental property based on their estimated fair values.

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

       DEFERRED COSTS
       --------------
       Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate investments owned by the Partnership are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

       Prepaid  interest  is  amortized  to  interest  expense  using   the
       effective interest method over the terms of the related loans.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
       REVENUES
       --------
       Rental Operations
       -----------------
       Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

       Service Operations
       ------------------
       Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as incurred.

       NET INCOME PER COMMON UNIT
       --------------------------
       Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing the sum of net income available for common units and minority interest in earnings of unitholders, by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

       The following table reconciles the components of basic and diluted net income per unit:

                                        1998          1997          1996
                                        ----          ----          ----
 Basic net income available for
  common units                        $103,112      $72,780       $58,713
                                       =======       ======        ======
 Weighted average partnership
  units outstanding                     91,576       74,142        63,960
 Dilutive units for long-term
  compensation plans                       892          851           438
                                       -------       ------        ------
 Weighted average number of common
  units and dilutive potential common
  units                                 92,468       74,993        64,398
                                       =======       ======        ======

       The Preferred D Series Convertible equity was anti-dilutive in 1998; therefore, no conversion to common units is included in weighted units outstanding at December 31, 1998.

       FEDERAL INCOME TAXES
       --------------------
       As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------
       The fair values of the Partnership's financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved and approximate their carrying or contract values.

       DERIVATIVE FINANCIAL INSTRUMENTS
       --------------------------------
       The Partnership enters into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. These derivative financial instruments are designated as hedges and deferral accounting is applied as the derivative financial instrument reduces exposure to interest rate risk. Gains and losses on derivative financial instruments are amortized to interest expense over the term of the hedged instrument. Amounts paid or received on interest rate swaps are included in interest expense.

       USE OF ESTIMATES
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  (3)   RELATED PARTY TRANSACTIONS
       --------------------------
       The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.3 million, $3.3 million and $3.2 million for such services in 1998, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.

  (4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES
       --------------------------------------
       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):
                                     - 51 -

                           DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                           1998       1997       1996
                                            ----       ----       ----

     Land, buildings and tenant
      improvements, net                   $377,152   $322,799
     Land held for development              15,136     14,261
     Other assets                           35,615     10,707
                                           -------    -------
                                          $427,903   $347,767
                                           =======    =======
     Property indebtedness                $111,165   $ 94,982
     Other liabilities                      34,221     12,866
                                           -------    -------
                                           145,386    107,848
     Owners' equity                        282,517    239,919
                                           -------    -------
                                          $427,903   $347,767
                                           =======    =======
     Rental income                        $ 52,703   $ 29,709    $21,880
                                           =======    =======     ======
     Net income                           $ 19,753   $ 12,481    $ 9,761
                                           =======    =======     ======

 (5)    Indebtedness

  Indebtedness at December 31 consists of the following (in thousands):
                                                         1998       1997
                                                         ----       ----
  Fixed rate secured debt, weighted average
   interest rate of 8.09% at December 31, 1998,
   maturity dates ranging from 1999 to 2017           $  285,892  $334,239

  Variable rate secured debt, weighted average
   interest rate of 5.58% at December 31, 1998,
   maturity dates ranging from Demand to 2025             40,425    32,880

  Unsecured notes, weighted average interest
   rate of 7.19% at December 31, 1998,
   maturity dates ranging from 2000  to  2028            590,000   340,000

  Unsecured line of credit, interest rate of
   6.43% at December 31, 1998, maturity date
   of 2001                                                91,000    13,000
                                                       ---------   -------
                                                      $1,007,317  $720,119
                                                       =========   =======

     As of December 31, 1998, the $326.3 million of secured debt is collateralized by rental properties with a net carrying value of $515.7 million.

     The Partnership's unsecured LOC is used to fund development and acquisition of additional rental properties and to provide working capital as needed. In 1998, the Partnership increased the amount available under the LOC to $450 million and maintained the borrowing rate of LIBOR plus .80%. As part of the current LOC agreement, the Partnership has the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus .80%, subject to certain restrictions. All amounts outstanding on the unsecured LOC at December 31, 1998 are at LIBOR plus .80% (effective rate of 6.43%). The unsecured line of credit matures in April 2001.

     The Partnership entered into a $75.0 million forward Treasury Lock Agreement (the "Treasury Lock") in 1997 to fix the effective interest rate of a debt financing by the Partnership. The Partnership paid $575,000 in 1998 to settle the Treasury Lock in conjunction with the closing of the financing. The amount is being treated as a hedge and is being amortized into interest expense over the term of the related financing.

     At December 31, 1998, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                           Year         Amount
                           ----         ------
                           1999        $   43,315
                           2000            70,603
                           2001           172,049
                           2002            56,462
                           2003            70,663
                           Thereafter     594,225
                                        ---------
                                       $1,007,317
                                        =========


     Cash  paid  for  interest in 1998, 1997, and 1996 was  $63.6  million,
     $41.9 million, and $35.5 million, respectively. Total interest capitalized in 1998, 1997 and 1996 was $8.5 million, $6.0 million and $5.5 million, respectively.

 (6)SEGMENT REPORTING
     -----------------
     The Partnership is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing, and construction management to third-
     party   property  owners  ("Service  Operations).  The   Partnership's
     reportable  segments  offer different products  or  services  and  are
     managed   separately   because  each  requires   different   operating
     strategies   and   management  expertise.  There   are   no   material
     intersegment sales or transfers.

    Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non- segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

    The accounting policies of the segments are the same as those described in Note 1.

    The Partnership assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis). FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership's performance measure.

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

    The revenues, FFO and assets for each of the reportable segments are summarized as follows for the years ended and as of December 31, 1998, 1997, and 1996:

                                             1998      1997       1996
                                            -----      ----       ----
     Revenues
       Rental Operations:
        Office                         $  211,638   $  141,331   $ 98,667
        Industrial                        104,658       60,209     40,789
        Retail                             21,102       18,345     16,625
       Service Operations                  24,716       22,378     19,929
                                        ---------    ---------  ---------
          Total Segment Revenues          362,114      242,263    176,010
       Non-Segment Revenue                 11,227        9,817      6,079
                                        ---------    ---------    -------
          Consolidated Revenue         $  373,341   $  252,080   $182,089
                                        =========    =========    =======

     Funds From Operations

       Rental Operations:
        Office                         $  148,822   $   98,323  $  68,011
        Industrial                         83,606       49,898     33,526
        Retail                             17,685       15,033     13,514
       Services Operations                  7,195        7,153      6,436
                                        ---------    ---------  ---------
            Total Segment FFO             257,308      170,407    121,487

       Non-Segment FFO:
          Interest  expense               (60,217)     (40,296)   (32,552)
        Interest income                     1,562        2,169      1,185
        General and administrative
         expense                          (11,573)      (7,318)    (4,053)
        Other expenses                     (6,325)      (4,227)    (2,746)
        Minority interest in earnings
         of subsidiaries                   (1,252)      (1,171)      (986)
        Joint Venture FFO                  15,159       11,749      7,658
        Dividends on preferred units      (19,833)     (12,485)    (2,559)
                                        ---------    ---------  ---------
          Consolidated FFO                174,829      118,828     87,434

        Depreciation and amortization     (68,766)     (44,806)   (31,363)
        Share of joint venture
         adjustments                       (4,302)      (3,017)    (1,890)
        Earnings from property sales        1,351        1,775      4,532
                                        ---------    ---------    -------
          Net income available for
           common unitholders          $  103,112  $   72,780    $ 58,713
                                        =========   =========     =======

     Assets
     ------
       Rental Operations
        Office                        $1,409,162   $1,085,142
        Industrial                       907,656     639,630
        Retail                           161,675     140,002
       Service Operations                 55,268      41,339
                                       ---------   ---------
          Total Segment Assets         2,533,761   1,906,113
       Non-Segment Assets                320,301     271,061
                                       ---------   ---------
          Consolidated Assets         $2,854,062  $2,177,174
                                       =========   =========

  (7)  LEASING ACTIVITY
     ------------------
     Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 1998 are as follows (in thousands):

                               Year               Amount
                               ----              --------
                               1999            $  284,746
                               2000               254,783
                               2001               217,107
                               2002               176,846
                               2003               139,674
                               Thereafter         530,175
                                                ---------
                                               $1,603,331
                                                =========

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $56.5 million, $33.8 million, and $19.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

 (8) EMPLOYEE BENEFIT PLANS
     ----------------------
     The Partnership maintains a 401(k) plan for the benefit of its full-time employees. The Partnership matches the employees' contributions up to three percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $1,482,000, $882,000 and $328,000 for the years ended 1998, 1997 and 1996, respectively.

     The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $2,178,000, $1,245,000 and $1,193,000 for 1998, 1997 and
     1996, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

  (9) PARTNERS' EQUITY
     ----------------
     The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed by the Partnership in exchange for additional Common or Preferred units.

     The following series of preferred equity is outstanding as of December 31, 1998 (in thousands, except percentages):

                     Shares       Dividend  Redemption   Liquidation
  Description        Outstanding    Rate       Date      Preference  Convertible
  -----------        -----------  --------  ----------  -----------  -----------
Preferred A Series       300      9.100%  August 31, 2001    $  75,000   No
Preferred B Series       300      7.990%  September 30, 2007   150,000   No
Preferred D Series       540      7.375%  December 31, 2003    135,000   Yes

     All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital contributions from the General Partner, which may include other classes or series of preferred equity.

     The  Preferred Series D equity is convertible at a conversion rate  of
     9.3677 common units for each preferred unit outstanding.

     The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

     In July 1998, the Board of Directors of the General Partner approved the adoption of a shareholder rights plan ("Rights Agreement") and declared a dividend of one right for each outstanding share of the General Partner's Common Stock to stockholders of record at the close of business on August 3, 1998, and for each share of common stock issued by the General Partner thereafter and prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of certain triggering events, each right entitles the registered holder to purchase from the General Partner one one-thousandth of a share of
                                     - 55 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     Series C Junior Preferred Stock of the General Partner. In general, each share of Series C Preferred Shares has substantially the same economic attributes and carries substantially the same voting rights as one share of General Partner Common Stock. As of December 31, 1998, no events have triggered execution of the Rights Agreement.

(10) Stock Based Compensation
     ------------------------
     The Partnership has two fixed stock option plans and two performance based stock compensation plans. The Partnership applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the General Partner's stock on the date of grant. The Partnership charges compensation costs against its income for its two performance based stock plans. If compensation cost for the Partnership's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Partnership's net income and net income per unit for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                        1998         1997        1996
                                        ----         ----        ----

Net income          As reported       $103,112    $72,780     $58,713
                    Pro forma          102,805     72,606      58,564

Basic net income    As reported           1.13        .98         .92
  per unit          Pro forma             1.12        .98         .92

Diluted net income  As reported           1.12        .97         .91
  per unit          Pro forma             1.11        .97         .91

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 6.0% for all grants; expected volatility of 19% for all grants; weighted average risk-free interest rates of 5.7%, 6.4%, and 5.6% for 1998, 1997 and 1996 grants, respectively; and weighted average expected lives of 6.5 years, 6.5 years, 7.9 years for 1998, 1997 and 1996 grants, respectively.

     Fixed Stock Option Plans
     ------------------------
     A summary of the status of the Partnership's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is as follows:

                       1998                 1997                  1996
                --------------------  -------------------  ---------------------
                            Weighted             Weighted               Weighted
                            Average              Average                Average
                            Exercise             Exercise               Exercise
                Shares      Price     Shares     Price     Shares       Price
                ---------   --------  --------   --------- --------     --------

Outstanding,
 beginning of
 year           1,927,380  $14.26     1,947,642  $12.89     1,732,138   $12.48
Granted         1,681,611   22.32       346,008   20.09       246,914    16.06
Exercised      (1,543,026)  19.72      (319,169)  11.98          (200)   12.94
Forfeited         (17,993)  21.50       (47,101)  15.74       (31,210)   15.34
                ---------             ---------             ---------
Outstanding,
 end of year    2,047,972   16.70     1,927,380   14.26     1,947,642    12.89
                =========             =========             =========
Options
 exercisable,
 end of year    1,067,753               927,312               864,657
                =========             =========             =========
Weighted-average
 fair value
 of options
 granted during
 the year        $  .836                $  2.81               $ 1.96
                  ======                 ======                =====

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

     The options outstanding at December 31, 1998, under the two fixed stock option plans have a range of exercise prices from $11.88 to $24.48 with a weighted average exercise price of $16.70 and a weighted average remaining contractual life of 6.80 years. The options exerciseable at December 31, 1998, have a weighted average exercise price of $13.32.

     Each option's maximum term is ten years and, with limited exceptions, options granted under both plans vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Partnership.

     In August 1998, the General Partner granted 1,231,215 stock options to certain officers in connection with those officers' participation in the General Partner's Executive and Senior Officer Stock Purchase Plan. Under this plan, the recipients of these stock options were required to purchase 1,231,215 shares of General Partner Common Stock by immediately exercising the stock options. Because the exercise price of the stock option was the same as the fair market value of the stock on the date of grant, these options had no value on the date of grant. Excluding the 1,231,215 stock options granted in connection with the Executive and Senior Officer Stock Purchase Plan, the weighted-average fair value of options granted during 1998 was $3.12.

     Performance Based Stock Plans
     -----------------------------
     The General Partner has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in General Partner stock. A maximum of 400,000 shares of General Partner stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the General Partner's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield." Dividend yield is the annualized dividend per share divided by the market price per share of the General Partner's Common Stock at the date of grant. DIUs are subject to the same vesting schedule as stock options issued under the 1995 Plan. Under the 1995 Shareholder Value Plan (the "SV Plan"), the Partnership may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the General Partner, and one-half is payable in cash. A maximum of 200,000 shares of General Partner stock may be issued under the SV Plan.

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

     The Partnership believes that it is not possible to reasonably estimate the fair value of the General Partner's common stock to be issued under the two performance based stock compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $4,132,000, $2,515,000 and $513,000 for 1998, 1997 and 1996, respectively.
                                     - 57 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

 (11) COMMITMENTS AND CONTINGENCIES

     The Partnership has guaranteed $93 million of mortgage loans of unconsolidated companies of which the Partnership is a 50% partner. The mortgage loans are collateralized by rental properties of joint ventures which have a net carrying value substantially in excess of the mortgage loans. The Partnership does not anticipate that it will be required to satisfy these guarantees.

     The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $86,439,000. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash and Limited Partner Unit issuance.

     In August 1998, the General Partner and the Partnership adopted The Executive and Senior Officer Stock Purchase Plan (the "Stock Purchase Plan") whereby members of management and unaffiliated members of the Partnership's Board of Directors purchased approximately $37 million of common stock of the Partnership. Both the management and Board of Director purchases were financed by five-year personal loans at market interest rates from a financial institution. Participants are personally responsible for repaying the interest, principal balance, and other obligations as defined in the Stock Purchase Plan. As a condition of
     the   financing   agreement  with  the  financial   institution,   the
     Partnership has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Partnership will be required to satisfy this guarantee.

     The Partnership is engaged in litigation as a defendant in a case filed by a tenant involving an alleged breach of contractual lease obligation. Based on information currently available and upon the advice of counsel, it is the opinion of management that the ultimate disposition of the pending legal proceeding should not have a material adverse effect on the Partnership's consolidated financial statements. However, in the event of an unfavorable ruling by a jury or judge in a court of competent jurisdiction with respect to the ultimate disposition of this case, such a ruling could have a material adverse effect on the Partnership's results of operations in a particular future period.

(12) SUBSEQUENT EVENT
     ----------------
     On  March 1, 1999, the General Partner announced that it entered  into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), will merge with and into the General Partner
     and the Partnership. Weeks   is  a  self-administered,   self-managed,
     geographically  focused  REIT  that was  organized  in  1994.   As  of
     December 31, 1998, its in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31,
     1998, the Weeks' primary markets and the concentration of its portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft.
     Worth,  Texas; Orlando, Florida; and Spartanburg, South Carolina.   In
     addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet.
     At   December   31,   1998,  the  Weeks  Operating   Partnership   had
     approximately 7.3 million Common Units outstanding, and approximately $654 million aggregate principal amount of outstanding
                                     - 58 -

                         DUKE REALTY LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

   indebtedness. In the merger, each outstanding Common Unit of Weeks Operating Partnership will be converted into the right to receive
   1.38 Common Units of the Partnership; each outstanding unit of 8.0% Series A Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one preferred unit of the Partnership representing 1/1000 of a unit of 8.0% Series F Cumulative Redeemable Preferred Equity of the Partnership; and each outstanding unit of 8.625% Series D Cumulative Redeemable Preferred
   Equity of Weeks Operating Partnership will be converted into the right to receive one depositary unit of the Partnership representing 1/1000 of a unit of 8.625% Series H Cumulative Redeemable Preferred
   Equity of the Partnership. The terms of the Partnership's depositary units to be issued in the merger will be identical to the terms of the Weeks Operating Partnership Series A and Series D preferred equity. The merger of the Weeks Operating Partnership into the Partnership is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the shareholders of both the General Partner and Weeks Corporation and satisfaction of customary closing conditions.

   If the merger between the Partnership and the Weeks Operating Partnership is consummated as expected, the combined company will have significant operations and assets located is southeastern markets where the Partnership and its management have not traditionally operated or owned assets. Since substantially all of the member of the Weeks Operating Partnership management are expected to remain with the combined company for the foreseeable future after the merger, the Partnership expects to have the necessary expertise to operate successfully in the new markets. The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become unfavorable.

                                             BUILDING
LOCATION/DEVELOPMENT     BUILDING            TYPE                ENCUMBRANCES
--------------------     --------            -----------         ------------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER         CUB CTR.                 RETAIL               -
CASTLETON CORNER         MICHAEL'S PLAZA          RETAIL               -
COMMUNITY MOB            COMMUNITY MOB            OFF.                 -
PALOMAR BLDG.            PALOMAR BUS.CTR.         INDUST.              -
FRANKLIN RD.BUS.CTR.     FRANKLIN RD. BUS.CTR.    INDUST.              -
GEORGETOWN CTR.          BLDG 1                   INDUST.              -
GEORGETOWN CTR.          BLDG 2                   INDUST.              -
GEORGETOWN CTR.          BLDG 3                   INDUST.              -
NAMPAC BLDG.             NAMPAC BLDG.             INDUST.              -
6060 GUION RD.           6060 GUION RD.           INDUST.              -
GREENWOOD CORNER         GREENWOOD CORNER SHOPPES RETAIL               -
GREENWOOD CORNER         FIRST INDIANA BRANCH     RETAIL             249
HAMILTON CRSG.           BLDG. 1                  OFF.                 -
HAMILTON CRSG.           BLDG 2                   OFF.                 -
HILLSDALE TECHCTR.       HILLSDALE BLDG 4         INDUST.              -
HILLSDALE TECHCTR.       HILLSDALE BLDG 5         INDUST.              -
HILLSDALE TECHCTR.       HILLSDALE BLDG 6         INDUST.              -
8465 KEYSTONE            8465 KEYSTONE            OFF.                 -
F.C. TUCKER              F.C. TUCKER BLDG.        OFF.                 -
8555 KEYSTONE            8555 KEYSTONE            OFF.                 -
3520 COMMERCE CRSG.      3520 COMMERCE CRSG.      OFF.                 -
4750 KENTUCKY AVE.       4750 KENTUCKY AVE.       INDUST.              -
NORTH AIRPORT PK.        BLDG 2                   INDUST.              -
ONE N.CAPITOL            ONE NORTH CAPITOL        OFF.                 -
PK. 100 BUS.PK.          PK. 100 BLDG 34          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 79          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 80          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 83          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 84          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 95          INDUST.          7,836
PK. 100 BUS.PK.          PK. 100 BLDG 96          INDUST.         17,208
PK. 100 BUS.PK.          PK. 100 BLDG 97          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 98          INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 100         INDUST.          4,754
PK. 100 BUS.PK.          PK. 100 BLDG 107         INDUST.          1,560
PK. 100 BUS.PK.          PK. 100 BLDG 109         INDUST.          1,861
PK. 100 BUS.PK.          PK. 100 BLDG 116         OFF.                 -
PK. 100 BUS.PK.          PK. 100 BLDG 118         OFF.                 -
PK. 100 BUS.PK.          PK. 100 BLDG 119         OFF.                 -
PK. 100 BUS.PK.          PK. 100 BLDG 121         RETAIL               -
PK. 100 BUS.PK.          PK. 100 BLDG 122         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 125         INDUST.          4,550
PK. 100 BUS.PK.          PK. 100 BLDG 126         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 127         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 128         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 129         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 130         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 131         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 132         OFF.                 -
PK. 100 BUS.PK.          PK. 100 BLDG 133         INDUST.              -
PK. 100 BUS.PK.          PK. 100 BLDG 134         INDUST.              -
PK. 100 BUS.PK.          WOODLAND CORP. CTR. ONE  OFF.                 -
PK. FLETCHER             BLDG 14                  INDUST.              -
PARKWOOD CRSG.           ONE PARKWOOD             OFF.                 -
PARKWOOD CRSG.           TWO PARKWOOD             OFF.                 -
PARKWOOD CRSG.           THREE PARKWOOD           OFF.                 -
PARKWOOD CRSG.           FOUR PK.WOOD             OFF.                 -
SOFTWARE ARTISTRY, INC.  SOFTWARE ARTISTRY, INC.  OFF.                 -
SOUTH PK. BUS.CTR.       BLDG 1                   OFF.             1,329
SOUTH PK. BUS.CTR.       BLDG 2                   INDUST.          2,905
SOUTH PK. BUS.CTR.       BLDG 3                   OFF.               990
SHADELAND STA.           7351 SHADELAND 2-STORY   OFF.                 -
SHADELAND STA.           7420-86 SHADELAND        INDUST.(2)           -
SHADELAND STA.           7240 SHADELAND 3-STORY   OFF.             2,506
SHADELAND STA.           7330 SHADELAND STA.      OFF.             1,724
SHADELAND STA.           7369 SHADELAND STA.      OFF.             1,966
                                     - 60 -


SHADELAND STA.           7340 SHADELAND 2-STORY   OFF.             1,108
SHADELAND STA.           7400 SHADELAND STA.      OFF.             1,658
ST.FRANCIS MEDICAL       ST. FRANCIS MEDICAL      OFF.                 -
WOODFIELD CRSG. II       8440 WOODFIELD           OFF.                 -
WOODFIELD CRSG. III      8425 WOODFIELD           OFF.                 -
4316 W.MINNESOTA         4316 WEST MINNESOTA      INDUST.              -
NORCO WINDOWS LAND LSE   NORCO WINDOWS LAND LEASE LAND LEASE           -
UPS LAND LSE             UPS LAND LEASE           LAND LEASE           -
NORGATE LAND LSE         NORGATE LAND LEASE       LAND LEASE           -
ZOLLMAN LAND LSE         ZOLLMAN LAND LEASE       LAND LEASE           -
BRYLANE LAND LSE         BRYLANE LAND LEASE       LAND LEASE           -
SOUTH PK. GROUNDS        SOUTH PK. GROUNDS        LAND                 -

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.          COLDWATER CRSG.          RETAIL           5,746

LEBANON, INDIANA
----------------
LEBANON BUS.PK.          AMERICAN AIR FILTER      INDUST.              -
LEBANON BUS.PK.          PURITY WHOLESALE         INDUST.              -
LEBANON BUS.PK.          PAMIDA                   INDUST.              -
LEBANON BUS.PK.          PRENTICE HALL            INDUST.              -
LEBANON BUS.PK.          GENERAL CABLE            INDUST.              -

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE           ONE LAKEVIEW PL.         OFF.                 -
LAKEVIEW PL.             TWO LAKEVIEW PL.         OFF.                 -
GREENBRIAR BUS.PK.       KEEBLER                  INDUST.              -
GREENBRIAR BUS.PK.       GREENBRIAR BUS.PK.       INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 2                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 3                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 4                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 5                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 6                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 7                   INDUST.              -
HAYWOOD OAKS TECHCTR.    BLDG 8                   INDUST.              -
CREEKSIDE CRSG. ONE      ONE CREEKSIDE CRSG.      OFF.                 -

HEBRON, KENTUCKY
----------------
SOUTHPK. BUS.CTR.        CR SERVICES              INDUST.          5,916
SKYPORT BUS.PK.          BLDG 1                   INDUST.              -
KENTUCKY SOUTHPK.        BLDG 1                   INDUST.              -
KENTUCKY SOUTHPK.        BLDG 3                   INDUST.              -
SOUTHPK. BUS.CTR.        REDKEN LABORATORIES      INDUST.          3,881

FLORENCE, KENTUCKY
------------------
EMPIRE COMM.CTR.         EMPIRE COMM.CTR.         INDUST.              -
SOFA EXPRESS - FLORENCE  SOFA EXPRESS - FLORENCE  RETAIL               -

CINCINNATI, OHIO
----------------
ONE ASHVIEW PL.          ONE ASHVIEW PL.          OFF.                 -
BLUE ASH OFF.CTR VI      BLUE ASH OFF. CTR VI     OFF.                 -
CORNELL COMM.CTR.        CORNELL COMM.CTR.        INDUST.              -
CREEK RD.                BLDG 1                   INDUST.              -
CREEK RD.                BLDG 2                   INDUST.              -
ZUSSMAN BLDG.            311 ELM                  OFF.                 -
312 ELM                  312 ELM                  OFF.            30,410
ENTERPRISE BUS.PK.       BLDG 1                   INDUST.          2,038
ENTERPRISE BUS.PK.       BLDG 2                   INDUST.          1,981
ENTERPRISE BUS.PK.       BLDG A                   INDUST.            414
ENTERPRISE BUS.PK.       BLDG B                   INDUST.            692
ENTERPRISE BUS.PK.       BLDG D                   INDUST.          1,195
EASTGATE SQ.             EASTGATE SQ.             RETAIL               -
GARDEN RIDGE (EASTGATE)  GARDEN RIDGE (EASTGATE)  RETAIL               -
TRI-COUNTY               EXECUTIVE PLAZA I        OFF.                 -

TRI-COUNTY               EXECUTIVE PLAZA II       OFF.                 -
TRI-COUNTY               EXECUTIVE PLAZA III      OFF.                 -
FAIRFIELD BUS.CTR. D     FAIRFIELD BUS.CTR. D     INDUST.              -
FAIRFIELD BUS.CTR. E     FAIRFIELD BUS.CTR. E     INDUST.              -
GOVERNOR'S PLAZA         KOHL'S DEPT. STORE       RETAIL               -
GOVERNOR'S PLAZA         SOFA EXPRESS             RETAIL               -
GOVERNOR'S PLAZA         OFFICE MAX, INC.         RETAIL               -
FIDELITY DR. BLDG.       FIDELITY DR. BLDG.       OFF.             1,537
PK. 50 TECHCTR.          BLDG 17                  OFF.                 -
PK. 50 TECHCTR.          BLDG 20                  INDUST.          3,884
PK. 50 TECHCTR.          BLDG 25                  INDUST.              -
PK. 50 TECHCTR.          BLDG 26 (SDRC)           OFF.                 -
GOVERNOR'S HILL          8790 GOVERNOR'S HILL     OFF.                 -
GOVERNOR'S HILL          8700 GOVERNOR'S HILL     OFF.                 -
GOVERNOR'S HILL          8800 GOVERNOR'S HILL     OFF.             1,161
GOVERNOR'S HILL          8600 GOVERNOR'S HILL     OFF.                 -
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA         RETAIL               -
GOVERNOR'S PTE.          4770 BLDG                OFF.             3,076
GOVERNOR'S PTE.          4700 BLDG                INDUST.          3,091
GOVERNOR'S PTE.          4900 BLDG                INDUST.          3,198
GOVERNOR'S PTE.          4705 BLDG                OFF.                 -
GOVERNOR'S PTE.          4800 BLDG                INDUST.              -
GOVERNOR'S PTE.          4605 BLDG                OFF.             4,159
GOVERNOR'S PTE.          RETAIL SOUTH (BIGG'S)    RETAIL               -
GOVERNOR'S PTE.          RETAIL NORTH (LOWE'S)    RETAIL               -
GOVERNOR'S PTE.          ANTHEM PRESCRIPT. MGMT.  OFF.                 -
GOVERNOR'S PTE.          4660 BLDG.               OFF.                 -
GOVERNOR'S PTE.          4680 BLDG.               OFF.                 -
FRANCISCAN HEALTH        FRANCISCAN HEALTH        OFF.                 -
HUNTINGTON BANK BLDG.    HUNTINGTON BANK BLDG.    OFF.                 -
KING'S MALL SHP.CTR.     KING'S AUTO MALL I       RETAIL           2,131
KING'S MALL SHP.CTR.     KING'S AUTO MALL II      RETAIL               -
7910 KENTUCKY DR.        7910 KENTUCKY DR.        INDUST.              -
7920 KENTUCKY DR.        7920 KENTUCKY DR.        INDUST.              -
KENWOOD                  KENWOOD EXECUTIVE CTR.   OFF.                 -
KENWOOD COMMONS          BLDG I                   OFF. (2)         3,838
KENWOOD COMMONS          BLDG II                  OFF. (2)         3,862
LAKE FOREST PL.          LAKE FOREST PL.          OFF.                 -
MONTGOMERY CROSSING      PHASE 1                  RETAIL               -
GOVERNOR'S PLAZA         SPORTS UNLIMITED         RETAIL           1,566
MOSTELLER DIST.CTR.      MOSTELLER DIST.CTR.      INDUST.              -
MOSTELLER DIST.CTR. II   MOSTELLER DIST.CTR. II   INDUST.              -
PFEIFFER RD.             OHIO NATIONAL            OFF.            18,660
PERIMETER PK.            BLDG. A                  INDUST.              -
PERIMETER PK.            BLDG. B                  INDUST.              -
S & L DATA               312 PLUM                 OFF.                 -
REMINGTON PK.            BLDG A                   OFF.                 -
REMINGTON PK.            BLDG B                   OFF.                 -
GALYAN'S TRADING CO.     GALYAN'S TRADING CO.     RETAIL           1,741
TRI-COUNTY MKTPL.        TRI-COUNTY MKTPL.        RETAIL               -
TRI-COUNTY OFF.PK.       TRI-COUNTY OFF.PK.       OFF.                 -
TRIANGLE OFF.PK.         TRIANGLE OFF.PK.         OFF.             4,735
TUTTLE CRSG.             TUTTLE RETAIL CTR.       RETAIL               -
UNIVERSITY MOVING        UNIVERSITY MOVING        INDUST.              -
WESTERN HILLS MKTPL.     WESTERN HILLS MKTPL.     RETAIL               -
WEST LAKE CTR.           WEST LAKE CTR.           OFF.                 -
WORLD PK.                BLDG 5                   INDUST.          2,415
WORLD PK.                BLDG 6                   INDUST.          3,739
WORLD PK.                BLDG 7                   INDUST.          3,884
WORLD PK.                BLDG 8                   INDUST.              -
WORLD PK.                BLDG 9                   INDUST.              -
WORLD PK.                BLDG 11                  INDUST.              -
WORLD PK.                BLDG 14                  INDUST.              -
WORLD PK.                BLDG 15                  INDUST.              -
WORLD PK.                BLDG 16                  INDUST.              -
WORLD PK.                BLDG 18                  INDUST.              -
WORLD PK.                BLDG 28                  INDUST.              -
WORLD PK.                BLDG 29                  INDUST.              -
WORLD PK.                BLDG 31                  INDUST.              -

WORLD PK.AT UNION CTR    WORLD PK.UNION CTR I     INDUST.              -
APPLEBEES LAND LEASE     APPLEBEES LAND LEASE     LAND LEASE           -
LAZARUS LAND LEASE       LAZARUS LAND LEASE       LAND LEASE           -
UNO'S LAND LEASE         UNO'S LAND LEASE         LAND LEASE           -

CLEVELAND, OHIO
---------------
CORP. CTR. I             CORP. CTR. I             OFF.                 -
CORP. CTR. II            CORP. CTR. II            OFF.                 -
CORP. CIRCLE             CORP. CIRCLE             OFF.                 -
ONE CORP. EXCHANGE       ONE CORP. EXCHANGE       OFF.             3,576
CORP. PLAZA I            CORP. PLAZA I            OFF.             4,613
CORP. PLAZA II           CORP. PLAZA II           OFF.             4,201
CORP. PL.                CORP. PL.                OFF.                 -
PK. 82                   BLDG 2                   INDUST.              -
PK. 82                   STRONGSVILLE BLDG B      INDUST.              -
ENTERPRISE BUS.PK.       ENTERPRISE PARKWAY       INDUST.              -
FOUNTAIN PKWAY BLDG I    FOUNTAIN PKWAY BLDG I    INDUST.              -
FREEDOM SQ.              FREEDOM SQ. I            OFF.                 -
FREEDOM SQ.              FREEDOM SQ. II           OFF.             4,720
FREEDOM SQ.              FREEDOM SQ. III          OFF.                 -
JOHNSON CONTROLS         JOHNSON CONTROLS         INDUST.              -
LANDERBROOK CORP. CTR    LANDERBROOK CORP. CTR    OFF.                 -
LANDERBROOK CORP. CTR    LANDERBROOK CORP. CTR II OFF.                 -
6111 OAK TREE            6111 OAK TREE            OFF.                 -
PK. CTR.                 BLDG I                   OFF.                 -
ROCK RUN CORP. PK.       ROCK RUN - N.            OFF.             2,531
ROCK RUN CORP. PK.       ROCK RUN - CTR.          OFF.             2,472
ROCK RUN CORP. PK.       ROCK RUN - S.            OFF.             2,548
SOLON INDUST. PK.        30600 CARTER             INDUST.              -
SOLON INDUST. PK.        6230 COCHRAN             INDUST.              -
SOLON INDUST. PK.        31900 SOLON-FRONT        INDUST.              -
SOLON INDUST. PK.        5821 SOLON               INDUST.              -
SOLON INDUST. PK.        6161 COCHRAN             INDUST.              -
SOLON INDUST. PK.        5901 HARPER              INDUST.              -
SOLON INDUST. PK.        29125 SOLON              INDUST.              -
SOLON INDUST. PK.        6661 COCHRAN             INDUST.              -
SOLON INDUST. PK.        6521 DAVIS               INDUST.              -
SOLON INDUST. PK.        31900 SOLON-REAR         INDUST.              -
DYMENT                   DYMENT                   INDUST.              -

COLUMBUS, OHIO
--------------
TWO EASTON OVAL          TWO EASTON OVAL          OFF.                 -
PET FOODS DIST.          PET FOODS DIST.          INDUST.         11,167
TUTTLE CRSG.             METROCTR. III            OFF.                 -
6600 PORT RD.            6600 PORT RD.            INDUST.              -
TUTTLE CRSG.             SCIOTO CORP.CTR.         OFF.                 -
SOUTH PTE.               BLDG D                   INDUST.              -
SOUTH PTE.               BLDG E                   INDUST.              -
TUTTLE CRSG.             4650 LAKEHURST (LITEL)   OFF.                 -
TUTTLE CRSG.             4600 LAKEHURST
                          (STERLING 1)            OFF.                 -
TUTTLE CRSG.             4700 LAKEHURST
                          (INDIANA INS.)          OFF.                 -
TUTTLE CRSG.             STERLING 2               OFF.                 -
TUTTLE CRSG.             JOHN ALDEN LIFE INS.     OFF.                 -
TUTTLE CRSG.             CARDINAL HEALTH          OFF.                 -
TUTTLE CRSG.             STERLING 3               OFF.                 -
TUTTLE CRSG.             COMPMANAGEMENT           OFF.                 -
TUTTLE CRSG.             STERLING 4               OFF.                 -
TUTTLE CRSG.             5555 PK. CTR. (XEROX)    OFF.                 -
TUTTLE CRSG.             PK.WOOD PL.              OFF.                 -
TUTTLE CRSG.             NATIONWIDE               OFF.                 -
TUTTLE CRSG.             EMERALD II               OFF.                 -
TUTTLE CRSG.             ATRIUM II PHASE I        OFF.                 -
VETERANS ADMIN. CLINIC   VA HOSPITAL              OFF.             2,752
WESTBELT                 2190-2200 WESTBELT DR.   INDUST.              -
3800 ZANE TRACE DR.      3800 ZANE TRACE DR.(MBM) INDUST.              -
3635 ZANE TRACE DR.      3635 ZANE TRACE DR.      INDUST.              -
BMW PARKING EXP.         BMW PARKING EXP.         LAND                 -

QWEST PARKING EXP.       QWEST PARKING EXP.       LAND                 -

DAYTON, OHIO
------------
SUGARCREEK PLAZA         SUGARCREEK PLAZA         RETAIL               -

CHICAGO, ILLINOIS
-----------------
ABBOTT DR. BLDG.         ABBOTT DR. BLDG.         INDUST.              -
JANICE AVE. BLDG.        JANICE AVE. BLDG.        INDUST.              -
WOLF RD. BLDG.           WOLF RD. BLDG.           INDUST.              -
TOUHY AVE. BLDG.         TOUHY AVE. BLDG.         INDUST.              -
JARVIS AVE. BLDG.        JARVIS AVE. BLDG.        INDUST.              -
BALLARD DR. BLDG.        BALLARD DR. BLDG.        INDUST.              -
LAUREL DR. BLDG.         LAUREL DR. BLDG.         INDUST.              -
KIRK RD. BLDG            KIRK RD. BLDG            INDUST.              -
ATRIUM II                ATRIUM II                OFF.                 -
CROSSROAD.S              BLDG 1                   INDUST.              -
EXECUTIVE TOWERS I       EXECUTIVE TOWERS I       OFF.                 -
EXECUTIVE TOWERS II      EXECUTIVE TOWERS II      OFF.                 -
EXECUTIVE TOWERS III     EXECUTIVE TOWERS III     OFF.                 -
ONE CONWAY PK.           ONE CONWAY PK.           OFF.                 -
YORKTOWN OFF.CTR.        YORKTOWN OFF.CTR.        OFF.                 -

DECATUR, ILLINOIS
-----------------
PK. 101 BUS.CTR.         BLDG 3                   INDUST.              -
PK. 101 BUS.CTR.         BLDG 8                   INDUST.              -
ILLINOIS POWER LND.LSE.  ILLINOIS POWER LND.LSE.  LAND LEASE           -

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA           LAKEWOOD PLAZA           RETAIL               -

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW              MARKET VIEW SHOP CTR.    RETAIL               -

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE           OAKMONT TECH CTR.        INDUST.              -
OAKMONT CIRCLE           OAKMONT CIRCLE OFF.      OFF.                 -

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY             1920 BELTWAY             INDUST.              -
CRAIG PARK. CTR.         CRAIG PARK. CTR.         INDUST.              -
DUKEPORT 3               DUKEPORT 3               INDUST.              -
DUKEPORT 5               DUKEPORT 5               INDUST.              -
ALFA-LAVAL               ALFA-LAVAL               INDUST.              -
EARTH CITY               3322 NGIC                OFF.             5,837
EARTH CITY               3300 PTE. 70             OFF.             5,397
MCI                      MCI                      OFF.                 -
HORIZON BUS.CTR.         HORIZON BUS.CTR.         INDUST.          1,357
I-170 CTR.               I-170 CTR.               INDUST.              -
LAUMEIER OFF.PK.         BLDG I                   OFF.                 -
LAUMEIER OFF.PK.         BLDG II                  OFF.                 -
LAUMEIER OFF.PK.         BLDG IV                  OFF.                 -
MARYVILLE CTR.           500 MARYVILLE CTR.       OFF.            15,159
MARYVILLE CTR.           530 MARYVILLE CTR.       OFF.             8,287
MARYVILLE CTR.           550 MARYVILLE CTR.       OFF.            10,500
MARYVILLE CTR.           635 MARYVILLE CTR.       OFF.            12,616
MARYVILLE CTR.           655 MARYVILLE CTR.       OFF.             9,277
MARYVILLE CTR.           540 MARYVILLE CTR.       OFF.            20,000
RIVERPORT TOWER          RIVERPORT TOWER          OFF.                 -

RIVERPORT DIST. A        RIVERPORT DIST. A        INDUST.              -
EXPRESS SCRIPTS SERV.CTR EXPRESS SCRIPTS SERV.CTR.INDUST.              -
RIVERPORT DIST. B        RIVERPORT DIST. B        INDUST.              -
SCRIPTS                  SCRIPTS                  OFF.                 -
ST. LOUIS BUS.CTR.       BLDG A                   INDUST.              -
ST. LOUIS BUS.CTR.       BLDG B                   INDUST.              -
ST. LOUIS BUS.CTR.       BLDG C                   INDUST.              -
ST. LOUIS BUS.CTR.       BLDG D                   INDUST.              -
SOUTHPORT I              SOUTHPORT I              INDUST.              -
SOUTHPORT II             SOUTHPORT II             INDUST.              -
SOUTHPORT COMM.CTR.      SOUTHPORT COMM.CTR.      INDUST.              -
TWIN OAKS                TWIN OAKS                OFF.                 -
WARSON COMM.CTR.         WARSON COMM.CTR.         INDUST.              -
WESTMARK                 WESTMARK                 OFF.                 -
WESTPORT                 WESTPORT CTR. I          INDUST.              -
WESTPORT                 WESTPORT CTR. II         INDUST.              -
WESTVIEW PL.             WESTVIEW PL.             OFF.                 -

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.      HAMPSHIRE TECH CTR.      INDUST.              -

BROOKLYN PK., MINNESOTA
------------------------
7300 NORTHLAND DR.       7300 NORTHLAND DR.       INDUST.              -

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.      EAGANDALE TECH CTR.      INDUST.              -
SILVER BELL COMMONS      SILVER BELL COMMONS      INDUST.              -

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFF./TECH CTR   PLYMOUTH OFF./TECH CTR   INDUST.              -

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.         UNIVERSITY CRSG.         INDUST.             -

MINNEAPOLIS, MINNESOTA
-------------------------
APOLLO DISTRIBUTION CTR. APOLLO DISTRIBUTION CTR. INDUST.              -
BASS LAKE BUS.CTR.       BASS LAKE BUS.CTR.       INDUST.          1,076
BRD.WAY BUS.CTR III      BRD.WAY BUS.CTR III      INDUST.              -
BRD.WAY BUS.CTR IV       BRD.WAY BUS.CTR IV       INDUST.              -
BRD.WAY BUS.CTR V        BRD.WAY BUS.CTR V        INDUST.              -
BRD.WAY BUS.CTR VI       BRD.WAY BUS.CTR VI       INDUST.              -
BRD.WAY BUS.CTR VII      BRD.WAY BUS.CTR VII      INDUST.              -
BLOOMINGTON INDUST. CTR  BLOOMINGTON INDUST. CTR  INDUST.          1,969
CAHILL BUS.CTR.          CAHILL BUS.CTR.          INDUST.              -
CEDAR LAKE BUS.CTR.      CEDAR LAKE BUS.CTR.      INDUST.              -
CHANHASSEN I             CHANHASSEN I             INDUST.              -
CHANHASSEN II            CHANHASSEN II            INDUST.              -
CORNERSTONE BUS.CTR      CORNERSTONE BUS.CTR      INDUST.          6,700
CRYSTAL INDUST.CTR.      CRYSTAL INDUST.CTR.      INDUST.              -
5219 BLDG.               5219 BLDG.               OFF.                 -
DECATUR BUS.CTR.         DECATUR BUS.CTR.         INDUST.              -
EAGANDALE CRSG.          EAGANDALE CRSG.          INDUST.              -
EDINA INTERCHANGE I      EDINA INTERCHANGE I      INDUST.          1,930
EDINA INTERCHANGE II     EDINA INTERCHANGE II     INDUST.          1,438
EDINA INTERCHANGE III    EDINA INTERCHANGE III    INDUST.          1,641
EDINA INTERCHANGE IV     EDINA INTERCHANGE IV     INDUST.              -
EDINA INTERCHANGE V      EDINA INTERCHANGE V      INDUST.              -
EDINA INTERCHANGE VI     EDINA INTERCHANGE VI     INDUST.              -
EDINA INTERCHANGE VII    EDINA INTERCHANGE VII    INDUST.              -
ENTERPRISE INDUST.CTR.   ENTERPRISE INDUST.CTR.   INDUST.          2,676
ENCORE PK.               ENCORE PK.               INDUST.              -
EDINA REALTY             EDINA REALTY             OFF.                 -
GOLDEN HILLS I           GOLDEN HILLS I           INDUST.              -
GOLDEN TRIANGLE TECH CTR GOLDEN TRIANGLE TECH CTR INDUST.              -
PROFESSIONAL PLAZA       PROFESSIONAL PLAZA       OFF.                 -
PROFESSIONAL PLAZA IV    PROFESSIONAL PLAZA IV    INDUST.              -

CLIFF RD. INDUST.CTR.    CLIFF RD. INDUST.CTR.    INDUST.              -
PROFESSIONAL PLAZA III   PROFESSIONAL PLAZA III   INDUST.              -
PROFESSIONAL PLAZA II    PROFESSIONAL PLAZA II    INDUST.              -
LYNDALE COMMONS 1        LYNDALE COMMONS 1        INDUST.              -
LYNDALE COMMONS 2        LYNDALE COMMONS 2        INDUST.              -
HAMPSHIRE DIST CTR. N.   HAMPSHIRE DIST CTR. N.   INDUST.          3,099
HAMPSHIRE DIST CTR. S.   HAMPSHIRE DIST CTR. S.   INDUST.          3,057
LARC INDUST. PK. I       LARC INDUST. PK. I       INDUST.              -
LARC INDUST. PK. II      LARC INDUST. PK. II      INDUST.              -
LARC INDUST. PK. III     LARC INDUST. PK. III     INDUST.              -
LARC INDUST. PK. IV      LARC INDUST. PK. IV      INDUST.              -
LARC INDUST. PK. V       LARC INDUST. PK. V       INDUST.              -
LARC INDUST. PK. VI      LARC INDUST. PK. VI      INDUST.              -
LARC INDUST. PK. VII     LARC INDUST. PK. VII     INDUST.              -
MEDICINE LAKE            MEDICINE LAKE
 INDUST. CTR.             INDUST. CTR.            INDUST.          4,567
MEDICINE LAKE PROF BLDG. MEDICINE LAKE PROF BLDG. OFF.                 -
NORMAN CTR. I            NORMAN CTR. I            OFF.                 -
NORMAN CTR. II           NORMAN CTR. II           OFF.                 -
NORMAN CTR. III          NORMAN CTR. III          OFF.                 -
NORMAN CTR. IV           NORMAN CTR. IV           OFF.                 -
NOVARTIS WAREHOUSE       NOVARTIS WAREHOUSE       INDUST.              -
NORTH PLAZA              NORTH PLAZA              OFF.                 -
NORTH STAR TITLE         NORTH STAR TITLE         OFF.                 -
OXFORD INDUST.           OXFORD INDUST.           INDUST.              -
PAKWA BUS.PK. I          PAKWA BUS.PK. I          INDUST.              -
PAKWA BUS.PK. II         PAKWA BUS.PK. II         INDUST.              -
PAKWA BUS.PK. III        PAKWA BUS.PK. III        INDUST.              -
PENN CORP. BLDG.         PENN CORP. BLDG.         INDUST.              -
10801 RED CIRCLE DR.     10801 RED CIRCLE DR.     OFF.                 -
SANDBURG INDUST.CTR.     SANDBURG INDUST.CTR.     INDUST.              -
SIBLEY INDUST.CTR. I     SIBLEY INDUST.CTR. I     INDUST.              -
SIBLEY INDUST.CTR. II    SIBLEY INDUST.CTR. II    INDUST.              -
SIBLEY INDUST.CTR. III   SIBLEY INDUST.CTR. III   INDUST.              -
SOUTH PLAZA              SOUTH PLAZA              OFF.                 -
JOHNSON BLDG.            JOHNSON BLDG.            INDUST.              -
TRAPP RD. I              TRAPP RD. I              INDUST.              -
TRAPP RD. BLDG II        TRAPP RD. BLDG II        INDUST.              -
TYROL WEST               TYROL WEST               OFF.                 -
WESTSIDE BUS.PK.         WESTSIDE BUS.PK.         INDUST.              -
YANKEE PL.               YANKEE PL.               INDUST.              -
801 ZANE AVE NORTH       801 ZANE AVE NORTH       INDUST.              -
CHILIES GROUND LEASE     CHILIES GROUND LEASE     LAND LEASE           -
KNOX LAND LEASE          KNOX LAND LEASE          LAND LEASE           -
OLIVE GARDEN GRND LEASE  OLIVE GARDEN GRND LEASE  LAND LEASE           -
UNIVERSITY LAND LEASE    UNIVERSITY LAND LEASE    LAND LEASE           -
ELIMINATIONS             ELIMINATIONS             N/A                  -
                                                                 -------
                         TOTALS                                  326,317
                                                                 =======
                                      INITIAL COST TO COMPANY      COSTS (1)
                                      -----------------------      CAPITALIZED
                                                    BUILDINGS/     SUBSEQUENT TO
LOCATION/DEVELOPMENT   BUILDING         LAND        IMPROVEMENTS   ACQUISITION
--------------------   --------       -------       ------------   -------------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER       CUB CTR.              540         4,850            315
CASTLETON CORNER       MICHAEL'S PLAZA       749         3,400            406
COMMUNITY MOB          COMMUNITY MOB         350         1,925            930
PALOMAR BLDG.          PALOMAR BUS. CTR.     158         1,148            401
FRANKLIN ROAD          FRANKLIN ROAD
 BUS. CTR.              BUS.CTR.             594         3,986          7,146
GEORGETOWN CENTRE      BLDG 1                362         2,437             46
GEORGETOWN CENTRE      BLDG 2                374         2,588             59
GEORGETOWN CENTRE      BLDG 3                421         1,960             72
NAMPAC BLDG.           NAMPAC BLDG.          274         1,622            149
6060 GUION RD.         6060 GUION RD.        511         2,656            721
GREENWOOD CORNER       GREENWOOD CORNER
                        SHOPPES              390         3,435            208
GREENWOOD CORNER       FIRST INDIANA BRANCH   46           254             13
HAMILTON CROSSING      BLDG. 1               526         2,424            520
HAMILTON CROSSING      BLDG 2                313         1,315            683
HILLSDALE TECHNECTR.   HILLSDALE BLDG 4      366         4,711            522
HILLSDALE TECHNECTR.   HILLSDALE BLDG 5      251         3,235            308
HILLSDALE TECHNECTR.   HILLSDALE BLDG 6      315         4,054            250
8465 KEYSTONE          8465 KEYSTONE          89         1,302             61
F.C. TUCKER            F.C. TUCKER BLDG.       -           264             18
8555 KEYSTONE          8555 KEYSTONE           -         5,857            245
3520 COMMERCE CROSSING 3520 COMMERCE CRSG.     -           579            382
4750 KENTUCKY AVENUE   4750 KENTUCKY AVE.    246         2,260            272
NORTH AIRPORT PARK     BLDG 2                550         5,470          2,196
ONE NORTH CAPITOL      ONE NORTH CAPITOL   1,439         8,156              -
PARK 100 BUS. PARK     PARK 100 BLDG 34      131         1,455            268
PARK 100 BUS. PARK     PARK 100 BLDG 79      184         1,764            440
PARK 100 BUS. PARK     PARK 100 BLDG 80      251         2,412            259
PARK 100 BUS. PARK     PARK 100 BLDG 83      247         2,572            294
PARK 100 BUS. PARK     PARK 100 BLDG 84      347         2,604            264
PARK 100 BUS. PARK     PARK 100 BLDG 95      642         4,756            344
PARK 100 BUS. PARK     PARK 100 BLDG 96    1,414         8,734          4,668
PARK 100 BUS. PARK     PARK 100 BLDG 97      676         4,294          1,372
PARK 100 BUS. PARK     PARK 100 BLDG 98      473         6,022          2,002
PARK 100 BUS. PARK     PARK 100 BLDG 100     103         2,179            748
PARK 100 BUS. PARK     PARK 100 BLDG 107      99         1,575            107
PARK 100 BUS. PARK     PARK 100 BLDG 109     240         1,807              -
PARK 100 BUS. PARK     PARK 100 BLDG 116     341         3,144            210
PARK 100 BUS. PARK     PARK 100 BLDG 118     226         2,229            242
PARK 100 BUS. PARK     PARK 100 BLDG 119     388         3,386            378
PARK 100 BUS. PARK     PARK 100 BLDG 121     592           960            149
PARK 100 BUS. PARK     PARK 100 BLDG 122     284         3,359            456
PARK 100 BUS. PARK     PARK 100 BLDG 125     674         5,712            149
PARK 100 BUS. PARK     PARK 100 BLDG 126     165         1,362            215
PARK 100 BUS. PARK     PARK 100 BLDG 127      96         1,726            427
PARK 100 BUS. PARK     PARK 100 BLDG 128     904         8,429            267
PARK 100 BUS. PARK     PARK 100 BLDG 129     865         5,468            665
PARK 100 BUS. PARK     PARK 100 BLDG 130     514         4,027             54
PARK 100 BUS. PARK     PARK 100 BLDG 131   1,006         7,015            892
PARK 100 BUS. PARK     PARK 100 BLDG 132     446         1,165            438
PARK 100 BUS. PARK     PARK 100 BLDG 133      69           889              -
PARK 100 BUS. PARK     PARK 100 BLDG 134     465         3,043            861
PARK 100 BUS. PARK     WOODLAND CORP.CTR.1   290         3,355          1,542
PARK FLETCHER          BLDG 14                76           722             99
PARKWOOD CROSSING      ONE PARKWOOD        1,018         9,578            596
PARKWOOD CROSSING      TWO PARKWOOD          861         7,499              -
PARKWOOD CROSSING      THREE PARKWOOD      1,377         8,089            954
PARKWOOD CROSSING      FOUR PARKWOOD       1,489        11,288              -
SOFTWARE ARTISTRY,     SOFTWARE ARTISTRY,
 INC.                   INC.                 856         7,381              -
SOUTH PARK BUS. CTR.   BLDG 1                287         2,328            457
SOUTH PARK BUS. CTR.   BLDG 2                334         3,081            969
SOUTH PARK BUS. CTR.   BLDG 3                208         2,150            636
SHADELAND STATION      7351 SHADELAND
                        2-STORY              101         1,359            233
SHADELAND STATION      7420-86 SHADELAND     260         2,595            648
SHADELAND STATION      7240 SHADELAND
                        3-STORY              152         3,113            869
SHADELAND STATION      7330 SHADELAND
                        STATION              255         4,045             65
SHADELAND STATION      7369 SHADELAND
                        STATION              100         1,129            155

SHADELAND STATION      7340 SHADELAND
                        2-STORY              165         2,458            264
SHADELAND STATION      7400 SHADELAND
                        STATION              570         2,959            509
ST. FRANCIS MEDICAL    ST. FRANCIS MEDICAL     -         5,839            640
WOODFIELD AT THE
 CROSSING II           8440 WOODFIELD        719         9,106          1,275
WOODFIELD AT THE
 CROSSING III          8425 WOODFIELD      3,767        19,817          3,194
4316 WEST MINNESOTA    4316 W. MINNESOTA     287         2,178            330
NORCO WINDOWS          NORCO WINDOWS
 LAND LEASE             LAND LEASE            37             -              -
UPS LAND LEASE         UPS LAND LEASE          -             -            270
NORGATE LAND LEASE     NORGATE LAND LEASE     51             -              -
ZOLLMAN LAND LEASE     ZOLLMAN LAND LEASE    115             -              -
BRYLANE LAND LEASE     BRYLANE LAND LEASE     54             -              3
SOUTH PARK GROUNDS     SOUTH PARK GROUNDS     21             -              -

FORT WAYNE, INDIANA
--------------------
COLDWATER CROSSING     COLDWATER CROSSING  2,310        15,827          1,428

LEBANON, INDIANA
----------------
LEBANON BUS. PARK      AMERICAN AIR FILTER   177         3,053             81
LEBANON BUS. PARK      PURITY WHOLESALE      610         7,848            418
LEBANON BUS. PARK      PAMIDA                177         3,625            624
LEBANON BUS. PARK      PRENTICE HALL         510        11,659            718
LEBANON BUS. PARK      GENERAL CABLE         443         6,732            472

NASHVILLE, TENNESSEE
---------------------
LAKEVIEW PLACE         ONE LAKEVIEW PLACE  2,046        11,591             73
LAKEVIEW PLACE         TWO LAKEVIEW PLACE  2,046        11,591            121
GREENBRIAR BUS. PARK   KEEBLER               307         1,183             79
GREENBRIAR BUS. PARK   GREENBRIAR BUS.PK.  1,445         4,490            842
HAYWOOD OAKS TECHNECTR.BLDG 2                395         1,767            167
HAYWOOD OAKS TECHNECTR.BLDG 3                346         1,575            317
HAYWOOD OAKS TECHNECTR.BLDG 4                435         1,948            218
HAYWOOD OAKS TECHNECTR.BLDG 5                629         2,816            556
HAYWOOD OAKS TECHNECTR.BLDG 6                924         5,730            716
HAYWOOD OAKS TECHNECTR.BLDG 7                456         1,642            743
HAYWOOD OAKS TECHNECTR.BLDG 8                617         2,225          1,850
CREEKSIDE CROSSING 1   1 CREEKSIDE CRSG.   1,900         6,767          1,321

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.    CR SERVICES         1,085         4,060          1,121
SKYPORT BUS. PARK      BLDG 1                611         5,661          1,192
KENTUCKY SOUTHPARK     BLDG 1                682         3,725            519
KENTUCKY SOUTHPARK     BLDG 3                841         3,382            752
SOUTHPARK BUS. CTR.    REDKEN LABS           779         3,095            189

FLORENCE, KENTUCKY
------------------
EMPIRE COMMERCE CTR.   EMPIRE COMMERCE CTR.  581         2,784            356
SOFA EXPRESS -         SOFA EXPRESS -
 FLORENCE               FLORENCE             145           718            922

CINCINNATI, OHIO
----------------
ONE ASHVIEW PLACE      ONE ASHVIEW PLACE   1,204        12,328            209
BLUE ASH OFF.CTR.VI    BLUE ASH OFF.CTR.VI   518         2,775            118
CORNELL COMM. CTR.     CORNELL COMM. CTR.    495         4,501            391
CREEK ROAD             BLDG 1                103           792             53
CREEK ROAD             BLDG 2                132         1,093             68
ZUSSMAN BLDG           311 ELM               339         6,226            691
312 ELM                312 ELM             4,750        43,823          7,748
ENTERPRISE BUS. PARK   BLDG 1              1,030         5,482            830
ENTERPRISE BUS. PARK   BLDG 2                733         3,443          1,268
ENTERPRISE BUS. PARK   BLDG A                119           685             55
ENTERPRISE BUS. PARK   BLDG B                119         1,117            111
ENTERPRISE BUS. PARK   BLDG D                243         1,802            646
EASTGATE SQUARE        EASTGATE SQUARE     2,030         4,079          1,122
GARDEN RIDGE           GARDEN RIDGE
 (EASTGATE)             (EASTGATE)           626             -            199
TRI-COUNTY             EXECUTIVE PLAZA I     729         5,249             58

TRI-COUNTY             EXECUTIVE PLAZA II    729         5,332             23
TRI-COUNTY             EXECUTIVE PLAZA III   509         4,010            744
FAIRFIELD BUS. CTR. D  FAIRFIELD BUS.CTR.D   135         1,639             17
FAIRFIELD BUS. CTR. E  FAIRFIELD BUS.CTR.E   398         2,461            151
GOVERNOR'S PLAZA       KOHL'S DEPT.STORE   1,345         3,575            273
GOVERNOR'S PLAZA       SOFA EXPRESS          145           771             40
GOVERNOR'S PLAZA       OFFICE MAX, INC.      651         1,223            104
FIDELITY DR. BLDG.     FIDELITY DR. BLDG.    270         2,510            580
PARK 50 TECHNECTR.     BLDG 17               500         5,961              -
PARK 50 TECHNECTR.     BLDG 20               461         7,237              -
PARK 50 TECHNECTR.     BLDG 25             1,161         3,758          1,077
PARK 50 TECHNECTR.     BLDG 26 (SDRC)        911        19,004          1,469
GOVERNOR'S HILL        8790 GOVERNOR'S
                        HILL                 400         4,581            542
GOVERNOR'S HILL        8700 GOVERNOR'S
                        HILL                 459         5,705            255
GOVERNOR'S HILL        8800 GOVERNOR'S
                        HILL                 225         2,305            503
GOVERNOR'S HILL        8600 GOVERNOR'S
                        HILL               1,220        17,689          2,049
GOVERNOR'S PLAZA       GOVERNOR'S PLAZA    2,012         8,452            775
GOVERNOR'S POINTE      4770 BLDG             586         7,609            524
GOVERNOR'S POINTE      4700 BLDG             584         5,465            547
GOVERNOR'S POINTE      4900 BLDG             654         4,017            869
GOVERNOR'S POINTE      4705 BLDG             719         6,910          2,246
GOVERNOR'S POINTE      4800 BLDG             978         4,742            998
GOVERNOR'S POINTE      4605 BLDG             630        16,236          2,208
GOVERNOR'S POINTE      RETAIL S.(BIGG'S)   2,107         4,545          5,128
GOVERNOR'S POINTE      RETAIL N.(LOWE'S)   1,241         4,214          2,680
GOVERNOR'S POINTE      ANTHEM
                        PRESCRIPT.MGMT.      594         4,100          2,140
GOVERNOR'S POINTE      4660 BLDG             385         3,662          1,572
GOVERNOR'S POINTE      4680 BLDG           1,115         6,413          1,850
FRANCISCAN HEALTH      FRANCISCAN HEALTH       -         3,248             84
HUNTINGTON BANK BLDG.  HUNTINGTON BANK
                        BLDG.                175           220             11
KING'S MALL SHP.CTR.   KING'S AUTO
                         MALL I            1,085         3,859          1,016
KING'S MALL SHP.CTR.   KING'S AUTO
                        MALL II            1,928         3,636          1,349
7910 KENTUCKY DR.      7910 KENTUCKY DR.     285           673             81
7920 KENTUCKY DR.      7920 KENTUCKY DR.     698         1,235             27
KENWOOD                KENWOOD EXEC.CTR.     606         3,886             92
KENWOOD COMMONS        BLDG I                  -         3,199          1,060
KENWOOD COMMONS        BLDG II                 -         2,867          1,323
LAKE FOREST PLACE      LAKE FOREST PLACE   1,953        19,164          1,575
MONTGOMERY CROSSING    PHASE I               260           852            143
GOVERNOR'S PLAZA       SPORTS UNLIMITED      778         3,687            217
MOSTELLER DIST.CTR.    MOSTELLER DIST.
                        CTR.               1,220         4,209          2,673
MOSTELLER DIST.CTR.II  MOSTELLER DIST.
                        CTR.II               408         4,550          1,677
PFEIFFER ROAD          OHIO NATIONAL       2,463        24,408            662
PERIMETER PARK         BLDG. A               229         1,274             74
PERIMETER PARK         BLDG. B               244         1,001             72
S & L DATA             312 PLUM            2,539        24,312          2,856
REMINGTON PARK         BLDG A                560         1,442             32
REMINGTON PARK         BLDG B                560         1,442             33
GALYAN'S TRADING       GALYAN'S TRADING
 COMPANY                COMPANY            1,925         3,359            143
TRI-COUNTY MKTPL.      TRI-COUNTY MKTPL.   5,368         4,065             76
TRI-COUNTY OFF.PK.     TRI-COUNTY OFF.PK.    217         5,211            873
TRIANGLE OFF.PK.       TRIANGLE OFF.PK.    1,000        10,440          2,233
TUTTLE CROSSING        TUTTLE RETAIL CTR.  2,625         6,598            598
UNIVERSITY MOVING      UNIVERSITY MOVING     248         1,612            105
WESTERN HILLS MKTPL.   WESTERN HILLS
                        MKTPL.             3,583         7,511             67
WEST LAKE CTR.         WEST LAKE CTR.      2,459        15,972          1,569
WORLD PARK             WORLD PARK BLDG 5     270         3,260            689
WORLD PARK             WORLD PARK BLDG 6     378         3,821              -
WORLD PARK             WORLD PARK BLDG 7     525         4,150            386
WORLD PARK             WORLD PARK BLDG 8     561         5,309            518
WORLD PARK             WORLD PARK BLDG 9     317         2,993            366
WORLD PARK             WORLD PARK BLDG 11    460         4,701            405
WORLD PARK             WORLD PARK BLDG 14    380         3,592            291
WORLD PARK             WORLD PARK BLDG 15    373         2,274            364
WORLD PARK             WORLD PARK BLDG 16    321         3,033            236
WORLD PARK             WORLD PARK BLDG 18    834         5,425              -
WORLD PARK             WORLD PARK BLDG 28    738         1,549          2,750
WORLD PARK             WORLD PARK BLDG 29  1,379         3,861          5,767
WORLD PARK             WORLD PARK BLDG 31    458         3,058             34

WORLD PARK AT          WORLD PARK
 UNION CTR.             UNION CTR I          324         1,760            391
APPLEBEES LAND LEASE   APPLEBEES LAND LEASE  309             -             29
LAZARUS LAND LEASE     LAZARUS LAND LEASE    852             -              -
UNO'S LAND LEASE       UNO'S LAND LEASE        -             -            587

CLEVELAND, OHIO
---------------
CORPORATE CTR. I       CORPORATE CTR. I    1,048         6,695            533
CORPORATE CTR. II      CORPORATE CTR. II   1,048         6,712            971
CORPORATE CIRCLE       CORPORATE CIRCLE    1,696        10,846            793
ONE CORPORATE          ONE CORPORATE
 ECHANGE                EXCHANGE           1,287         8,226            488
CORPORATE PLAZA I      CORPORATE PLAZA I   2,116        13,528            621
CORPORATE PLAZA II     CORPORATE PLAZA II  1,841        11,768            514
CORPORATE PLACE        CORPORATE PLACE     1,161         7,425            430
PARK 82                BLDG 2                322         2,065            717
PARK 82                STRONGSVILLE
                        BLDG B               243         1,902            324
ENTERPRISE BUS. PARK   ENTERPRISE PKWY.      198         1,525             32
FOUNTAIN PKWY. BLDG I  FOUNTAIN PKWY.
                        BLDG I               438         2,733            164
FREEDOM SQUARE         FREEDOM SQUARE I      595         3,796            182
FREEDOM SQUARE         FREEDOM SQUARE II   1,746        11,141            591
FREEDOM SQUARE         FREEDOM SQUARE III    701         5,027          1,603
JOHNSON CONTROLS       JOHNSON CONTROLS      364         2,330             61
LANDERBROOK CORP.CTR.  LANDERBROOK
                        CORP.CTR.          1,807         7,445          3,290
LANDERBROOK CORP.CTR.  LANDERBROOK
                        CORP.CTR. 2        1,382         7,453            743
6111 OAK TREE          6111 OAK TREE         703         4,492            288
PARK CTR.              BLDG I              1,997         9,647          1,623
ROCK RUN CORP. PARK    ROCK RUN - NORTH      837         5,351            242
ROCK RUN CORP. PARK    ROCK RUN - CTR.     1,046         6,686            677
ROCK RUN CORP. PARK    ROCK RUN - SOUTH      877         5,604            225
SOLON INDUST. PARK     30600 CARTER          819         3,286             98
SOLON INDUST. PARK     6230 COCHRAN          600         2,408            114
SOLON INDUST. PARK     31900 SOLON - FRONT   473         1,897             28
SOLON INDUST. PARK     5821 SOLON            554         2,222             58
SOLON INDUST. PARK     6161 COCHRAN          395         1,583             33
SOLON INDUST. PARK     5901 HARPER           349         1,399            128
SOLON INDUST. PARK     29125 SOLON           504         2,023             30
SOLON INDUST. PARK     6661 COCHRAN          244           981             39
SOLON INDUST. PARK     6521 DAVIS            128           514             10
SOLON INDUST. PARK     31900 SOLON - REAR     81           325              4
DYMENT                 DYMENT                817         5,203              -

COLUMBUS, OHIO
--------------
TWO EASTON OVAL        TWO EASTON OVAL     2,489        16,360            117
PET FOODS DIST.        PET FOODS DIST.       268         4,932          1,323
TUTTLE CROSSING        METROCTR. III         887         2,727          1,031
6600 PORT RD.          6600 PORT RD.       2,005        17,468          5,383
TUTTLE CROSSING        SCIOTO CORP. CTR.   1,137         3,147            297
SOUTH POINTE           BLDG D                276         2,485          1,000
SOUTH POINTE           BLDG E                279         2,046            208
TUTTLE CROSSING        4650 LAKEHURST
                        (LITEL)            2,618        17,428          1,627
TUTTLE CROSSING        4600 LAKEHURST
                        (STERLING 1)       1,494        11,856            996
TUTTLE CROSSING        4700 LAKEHURST
                        (INDIANA INS.)       717         2,081          1,128
TUTTLE CROSSING        STERLING 2            605         5,300            425
TUTTLE CROSSING        JOHN ALDEN
                         LIFE INS.         1,066         6,856            622
TUTTLE CROSSING        CARDINAL HEALTH     1,600         9,556          1,495
TUTTLE CROSSING        STERLING           31,601         8,207            275
TUTTLE CROSSING        COMPMANAGEMENT        867         2,860          1,681
TUTTLE CROSSING        STERLING 4            483         9,011            766
TUTTLE CROSSING        5555 PARK CTR.
                        (XEROX)            1,580         8,630            559
TUTTLE CROSSING        PARKWOOD PLACE      1,690         5,457          6,042
TUTTLE CROSSING        NATIONWIDE          4,815        18,380              -
TUTTLE CROSSING        EMERALD II            495         2,225            859
TUTTLE CROSSING        ATRIUM II PHASE I   1,649         7,640          2,820
VETERANS ADMIN. CLINIC VA HOSPITAL           703         9,239            509
WESTBELT               2190-2200
                        WESTBELT DR.         300         1,900              8
3800 ZANE TRACE DR.    3800 ZANE TRACE DR.
                        (MBM)                170         1,916            480
3635 ZANE TRACE DR.    3635 ZANE TRACE DR.   236         1,749            122
BMW PARKING EXPANSION  BMW PARKING EXP.      351             -              -

QWEST PARKING EXP.     QWEST PARKING EXP.    201             -              -

DAYTON, OHIO
------------
SUGARCREEK PLAZA       SUGARCREEK PLAZA      898         6,268              -

CHICAGO, ILLINOIS
-----------------
ABBOTT DR. BLDG.       ABBOTT DR. BLDG.       91           830             18
JANICE AVENUE BLDG.    JANICE AVENUE BLDG.    94           865              -
WOLF ROAD BLDG.        WOLF ROAD BLDG.       179         1,593              -
TOUHY AVENUE BLDG.     TOUHY AVENUE BLDG.    310         2,823            381
JARVIS AVENUE BLDG.    JARVIS AVENUE BLDG.   462         4,205            173
BALLARD DR. BLDG.      BALLARD DR. BLDG.     186         1,693             24
LAUREL DR. BLDG.       LAUREL DR. BLDG.       98           895             50
KIRK ROAD BLDG         KIRK ROAD BLDG.       203         1,852             55
ATRIUM II              ATRIUM II             776         6,991            123
CROSSROADS             BLDG 1                917         8,251            711
EXECUTIVE TOWERS I     EXECUTIVE TOWERS I  2,652        23,705          1,037
EXECUTIVE TOWERS II    EXECUTIVE TOWERS II 3,386        30,965            430
EXECUTIVE TOWERS III   EXECUTIVE TOWERS
                        III                3,512        32,126            391
ONE CONWAY PARK        ONE CONWAY PARK     1,901        17,391            401
YORKTOWN OFFICE CTR.   YORKTOWN OFF. CTR.    872         7,861            450

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.     BLDG 3                275         2,405            894
PARK 101 BUS. CTR.     BLDG 8                 80         1,660             97
ILLINOIS POWER LND.LSE ILLINOIS POWER
                        LAND LEASE           212             -              -

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA         LAKEWOOD PLAZA        766         7,199          1,201

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW            MARKET VIEW
                        SHOP CTR.            740         6,626              -

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE         OAKMONT TECH CTR.   1,501         8,450              -
OAKMONT CIRCLE         OAKMONT CIRCLE OFF. 2,538        13,777              -

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY           1920 BELTWAY          605         1,462             44
CRAIG PARK CTR.        CRAIG PARK CTR.       254         2,285              -
DUKEPORT 3             DUKEPORT 3            741         3,768            890
DUKEPORT 5             DUKEPORT 5            636         2,354            204
ALFA-LAVAL             ALFA-LAVAL          1,158         4,944            455
EARTH CITY             3322 NGIC           2,615        10,461            287
EARTH CITY             3300 POINTE 70      1,186         7,287            193
MCI                    MCI                 1,151         6,844            286
HORIZON BUS. CTR.      HORIZON BUS. CTR.     344         2,411             88
I-170 CTR.             I-170 CTR.            950         3,915            453
LAUMEIER OFF.PK.       BLDG I              1,220         9,091          1,227
LAUMEIER OFF.PK.       BLDG II             1,258         9,054          1,149
LAUMEIER OFF.PK.       BLDG IV             1,029         7,200              -
MARYVILLE CTR.         500 MARYVILLE CTR.  3,402        24,101              -
MARYVILLE CTR.         530 MARYVILLE CTR.  2,219        15,042            622
MARYVILLE CTR.         550 MARYVILLE CTR.  2,219        11,922              -
MARYVILLE CTR.         635 MARYVILLE CTR.  1,996        18,865              -
MARYVILLE CTR.         655 MARYVILLE CTR.  3,048        11,626              -
MARYVILLE CTR.         540 MARYVILLE CTR.  1,860        14,240              -
RIVERPORT TOWER        RIVERPORT TOWER     3,250        29,251            629
RIVERPORT DIST. A      RIVERPORT DIST. A     242         2,175             38
EXPRESS SCRIPTS        EXPRESS SCRIPTS
 SERVICE CTR            SERVICE CTR          942         8,482             96

RIVERPORT DIST. B      RIVERPORT DIST. B     216         1,944             20
SCRIPTS                SCRIPTS                 -           237              -
ST. LOUIS BUS. CTR.    BLDG A                194         1,743              -
ST. LOUIS BUS. CTR.    BLDG B                250         2,249              -
ST. LOUIS BUS. CTR.    BLDG C                166         1,492              -
ST. LOUIS BUS. CTR.    BLDG D                168         1,513              -
SOUTHPORT I            SOUTHPORT I           192           808             13
SOUTHPORT II           SOUTHPORT II          151           636             21
SOUTHPORT COMMERCE     SOUTHPORT COMMERCE
 CTR.                   CTR.                 233           979             44
TWIN OAKS              TWIN OAKS             566         8,072            221
WARSON COMMERCE CTR.   WARSON COMMERCE CTR.  749         5,240             60
WESTMARK               WESTMARK            1,200         9,759            792
WESTPORT               WESTPORT CTR. I     1,666         4,161          2,084
WESTPORT               WESTPORT CTR. II      714         1,968          1,039
WESTVIEW PLACE         WESTVIEW PLACE        673         8,389          1,046

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.    HAMPSHIRE TECH CTR. 2,124        11,166          1,546

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DR.     7300 NORTHLAND DR.    700         3,576            425

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.    EAGANDALE TECH CTR.   987         5,554            307
SILVER BELL COMMONS    SILVER BELL COMMONS   245         1,415              5

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFFICE/       PLYMOUTH OFFICE/
 TECH CTR               TECH CTR             428         2,424              2

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CROSSING    UNIVERSITY CRSG       874         4,886            168

MINNEAPOLIS, MINNESOTA
----------------------
APOLLO DIST. CTR.      APOLLO DIST. CTR.     866         4,842            640
BASS LAKE BUS. CTR.    BASS LAKE BUS. CTR.   298         1,668             34
BROADWAY BUS. CTR III  BROADWAY BUS.CTR III  140           791             31
BROADWAY BUS. CTR IV   BROADWAY BUS. CTR IV  194         1,098             44
BROADWAY BUS. CTR V    BROADWAY BUS. CTR V   160           908             37
BROADWAY BUS. CTR VI   BROADWAY BUS. CTR VI  433         2,451             98
BROADWAY BUS. CTR VII  BROADWAY BUS. CTR VII 233         1,318            138
BLOOMINGTON            BLOOMINGTON
 INDUST. CTR.           INDUST. CTR.         628         3,508             88
CAHILL BUS. CTR.       CAHILL BUS. CTR.      513         2,868             49
CEDAR LAKE BUS. CTR.   CEDAR LAKE BUS. CTR.  334         1,868             13
CHANHASSEN I           CHANHASSEN I          357         2,023             86
CHANHASSEN II          CHANHASSEN II         438         2,483             97
CORNERSTONE BUS.CTR.   CORNERSTONE
                        BUS. CTR.          1,469         8,212             36
CRYSTAL INDUST. CTR.   CRYSTAL INDUST. CTR.  456         2,549            218
5219 BLDG.             5219 BLDG.             99           562             21
DECATUR BUS. CTR.      DECATUR BUS. CTR.     436         2,436             26
EAGANDALE CROSSING     EAGANDALE CROSSING    974         2,320              -
EDINA INTERCHANGE I    EDINA INTERCHANGE I   637         3,560             55
EDINA INTERCHANGE II   EDINA INTERCHANGE II  437         2,444              8
EDINA INTERCHANGE III  EDINA INTERCHANGE III 493         2,754             10
EDINA INTERCHANGE IV   EDINA INTERCHANGE IV  230         1,286            322
EDINA INTERCHANGE V    EDINA INTERCHANGE V   982         5,489             28
EDINA INTERCHANGE VI   EDINA INTERCHANGE VI  477         2,669             10
EDINA INTERCHANGE VII  EDINA INTERCHANGE VII 180         1,028            114
ENTERPRISE             ENTERPRISE
 INDUST.CTR.            INDUST. CTR.         874         4,884            617
ENCORE PARK            ENCORE PARK           984         5,503             91
EDINA REALTY           EDINA REALTY          330         1,817            179
GOLDEN HILLS I         GOLDEN HILLS I      1,081         6,120            162
GOLDEN TRIANGLE        GOLDEN TRIANGLE
 TECH CTR               TECH CTR           1,446         8,080            183
PROFESSIONAL PLAZA     PROFESSIONAL PLAZA    471         2,635             49
PROFESSIONAL PLAZA IV  PROFESSIONAL
                        PLAZA IV             248         1,387             26

CLIFF ROAD             CLIFF ROAD
 INDUST.CTR.            INDUST. CTR.         258         1,442             46
PROFESSIONAL PLAZA III PROFESSIONAL PLAZA
                        III                  237         1,323             30
PROFESSIONAL PLAZA II  PROFESSIONAL PLAZA
                        II                   218         1,220             35
LYNDALE COMMONS 1      LYNDALE COMMONS 1     248         1,388            104
LYNDALE COMMONS 2      LYNDALE COMMONS 2     181         1,014             34
HAMPSHIRE DIST CTR. N. HAMPSHIRE DIST
                        CTR. N.              782         4,370            158
HAMPSHIRE DIST CTR. S. HAMPSHIRE DIST CTR.S. 910         5,085             77
LARC INDUST. PARK I    LARC INDUST. PARK I   283         1,580             27
LARC INDUST. PARK II   LARC INDUST. PARK II  227         1,268             24
LARC INDUST. PARK III  LARC INDUST. PARK III 137           765              3
LARC INDUST. PARK IV   LARC INDUST. PARK IV   91           510             11
LARC INDUST. PARK V    LARC INDUST. PARK V    97           541              3
LARC INDUST. PARK VI   LARC INDUST. PARK VI  377         2,107              2
LARC INDUST. PARK VII  LARC INDUST. PARK VII 244         1,365            147
MEDICINE LAKE          MEDICINE LAKE
 INDUST. CTR.           INDUST. CTR.       1,158         6,472             26
MEDICINE LAKE          MEDICINE LAKE
 PROF.BLDG.             PROF.BLDG.            77           430              1
NORMAN CTR. I          NORMAN CTR. I         632         3,579             83
NORMAN CTR. II         NORMAN CTR. II        782         4,433            159
NORMAN CTR. III        NORMAN CTR. III       257         1,458             49
NORMAN CTR. IV         NORMAN CTR. IV        562         3,183            101
NOVARTIS WAREHOUSE     NOVARTIS WAREHOUSE  1,885        10,682            433
NORTH PLAZA            NORTH PLAZA           288         1,629            131
NORTH STAR TITLE       NORTH STAR TITLE      506         2,869            246
OXFORD INDUST.         OXFORD INDUST.        103           576              8
PAKWA BUS. PARK I      PAKWA BUS. PARK I     351         1,962            150
PAKWA BUS. PARK II     PAKWA BUS. PARK II    217         1,212             19
PAKWA BUS. PARK III    PAKWA BUS. PARK III   251         1,403             21
PENN CORPORATE BLDG.   PENN CORPORATE BLDG.  315         1,762              6
10801 RED CIRCLE DR.   10801 RED CIRCLE DR.  533         2,981             56
SANDBURG INDUST. CTR.  SANDBURG INDUST. CTR. 456         2,551             10
SIBLEY INDUST. CTR. I  SIBLEY INDUST.CTR.I   356         2,012            185
SIBLEY INDUST. CTR. II SIBLEY INDUST.CTR.II  234         1,311              5
SIBLEY INDUST.         SIBLEY INDUST.
 CTR. III               CTR.III              213         1,191             71
SOUTH PLAZA            SOUTH PLAZA           377         2,136            143
JOHNSON BLDG.          JOHNSON BLDG.         558         3,121             13
TRAPP ROAD I           TRAPP ROAD I          671         3,800            153
TRAPP ROAD BLDG II     TRAPP ROAD BLDG II  1,250         6,872            286
TYROL WEST             TYROL WEST            350         1,985            208
WESTSIDE BUS. PARK     WESTSIDE BUS. PARK  1,189         6,646             54
YANKEE PLACE           YANKEE PLACE        2,822        15,777            275
801 ZANE AVE NORTH     801 ZANE AVE NORTH    369         2,064              9
CHILIES GROUND LEASE   CHILIES GROUND LEASE  921             -             59
KNOX LAND LEASE        KNOX LAND LEASE     1,066             -              1
OLIVE GARDEN GRND.LSE. OLIVE GARDEN
                        GRND.LSE.            850             -             70
UNIVERSITY LAND LEASE  UNIVERSITY LND.LSE.   296             -              -
ELIMINATIONS           ELIMINATIONS            -          (132)             -
                                         -------     ---------        -------
                       TOTALS            297,942     1,886,148        219,689
                                         =======     =========        =======
                                           GROSS BOOK VALUE AT DECEMBER 31, 1998
                                           -------------------------------------
                                           LAND &       BUILDINGS/
LOCATION/DEVELOPMENT        BUILDING       IMPROVEMENTS IMPROVEMENTS      TOTAL
--------------------        --------       ------------ ------------    --------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER         CUB CTR.                   549        5,156       5,705
CASTLETON CORNER         MICHAEL'S PLAZA            764        3,791       4,555
COMMUNITY MOB            COMMUNITY MOB              350        2,855       3,205
PALOMAR BUILDING         PALOMAR BUS. CTR.          158        1,549       1,707
FRANKLIN ROAD BUS. CTR.  FRANKLIN ROAD BUS. CTR.    594       11,132      11,726
GEORGETOWN CTR.          BLDG 1                     362        2,483       2,845
GEORGETOWN CTR.          BLDG 2                     374        2,647       3,021
GEORGETOWN CTR.          BLDG 3                     421        2,032       2,453
NAMPAC BUILDING          NAMPAC BUILDING            274        1,771       2,045
6060 GUION RD.           6060 GUION RD.             511        3,377       3,888
GREENWOOD CORNER         GREENWOOD CORNER SHOPPES   418        3,615       4,033
GREENWOOD CORNER         FIRST INDIANA BRANCH        47          266         313
HAMILTON CRSG.           BLDG. 1                    538        2,932       3,470
HAMILTON CRSG.           BLDG. 2                    384        1,927       2,311
HILLSDALE TECHCTR.       HILLSDALE BLDG 4           366        5,233       5,599
HILLSDALE TECHCTR.       HILLSDALE BLDG 5           251        3,543       3,794
HILLSDALE TECHCTR.       HILLSDALE BLDG 6           315        4,304       4,619
8465 KEYSTONE            8465 KEYSTONE               89        1,363       1,452
F.C. TUCKER              F.C. TUCKER BUILDING         -          282         282
8555 KEYSTONE            8555 KEYSTONE                -        6,102       6,102
3520 COMMERCE CRSG.      3520 COMMERCE CRSG.          -          961         961
4750 KENTUCKY AVENUE     4750 KENTUCKY AVENUE       246        2,532       2,778
NORTH AIRPORT PARK       BLDG 2                     777        7,439       8,216
ONE NORTH CAPITOL        ONE NORTH CAPITOL        1,439        8,156       9,595
PARK 100 BUS. PARK       PARK 100 BLDG 34           133        1,721       1,854
PARK 100 BUS. PARK       PARK 100 BLDG 79           187        2,201       2,388
PARK 100 BUS. PARK       PARK 100 BLDG 80           256        2,666       2,922
PARK 100 BUS. PARK       PARK 100 BLDG 83           252        2,861       3,113
PARK 100 BUS. PARK       PARK 100 BLDG 84           354        2,861       3,215
PARK 100 BUS. PARK       PARK 100 BLDG 95           642        5,100       5,742
PARK 100 BUS. PARK       PARK 100 BLDG 96         1,436       13,380      14,816
PARK 100 BUS. PARK       PARK 100 BLDG 97           676        5,666       6,342
PARK 100 BUS. PARK       PARK 100 BLDG 98           273        8,224       8,497
PARK 100 BUS. PARK       PARK 100 BLDG 100          103        2,927       3,030
PARK 100 BUS. PARK       PARK 100 BLDG 107           99        1,682       1,781
PARK 100 BUS. PARK       PARK 100 BLDG 109          246        1,801       2,047
PARK 100 BUS. PARK       PARK 100 BLDG 116          348        3,347       3,695
PARK 100 BUS. PARK       PARK 100 BLDG 118          230        2,467       2,697
PARK 100 BUS. PARK       PARK 100 BLDG 119          395        3,757       4,152
PARK 100 BUS. PARK       PARK 100 BLDG 121          604        1,097       1,701
PARK 100 BUS. PARK       PARK 100 BLDG 122          290        3,809       4,099
PARK 100 BUS. PARK       PARK 100 BLDG 125          674        5,861       6,535
PARK 100 BUS. PARK       PARK 100 BLDG 126          165        1,577       1,742
PARK 100 BUS. PARK       PARK 100 BLDG 127           96        2,153       2,249
PARK 100 BUS. PARK       PARK 100 BLDG 128          904        8,696       9,600
PARK 100 BUS. PARK       PARK 100 BLDG 129          865        6,133       6,998
PARK 100 BUS. PARK       PARK 100 BLDG 130          513        4,082       4,595
PARK 100 BUS. PARK       PARK 100 BLDG 131        1,111        7,802       8,913
PARK 100 BUS. PARK       PARK 100 BLDG 132          446        1,603       2,049
PARK 100 BUS. PARK       PARK 100 BLDG 133           69          889         958
PARK 100 BUS. PARK       PARK 100 BLDG 134          464        3,905       4,369
PARK 100 BUS. PARK       WOODLAND CORP. CTR.1       320        4,867       5,187
PARK FLETCHER            BLDG 14                     76          821         897
PARKWOOD CRSG.           ONE PARKWOOD             1,018       10,174      11,192
PARKWOOD CRSG.           TWO PARKWOOD               861        7,499       8,360
PARKWOOD CRSG.           THREE PARKWOOD           1,377        9,043      10,420
PARKWOOD CRSG.           FOUR PARKWOOD            1,490       11,287      12,777
SOFTWARE ARTISTRY, INC.  SOFTWARE ARTISTRY, INC.    856        7,381       8,237
SOUTH PARK BUS. CTR.     BLDG 1                     292        2,780       3,072
SOUTH PARK BUS. CTR.     BLDG 2                     341        4,043       4,384
SOUTH PARK BUS. CTR.     BLDG 3                     212        2,782       2,994
SHADELAND STATION        7351 SHADELAND 2-STORY     103        1,590       1,693
SHADELAND STATION        7420-86 SHADELAND          266        3,237       3,503
SHADELAND STATION        7240 SHADELAND 3-STORY     152        3,982       4,134
SHADELAND STATION        7330 SHADELAND STATION     260        4,105       4,365
SHADELAND STATION        7369 SHADELAND STATION     102        1,282       1,384

SHADELAND STATION        7340 SHADELAND 2-STORY     169        2,718       2,887
SHADELAND STATION        7400 SHADELAND STATION     581        3,457       4,038
ST. FRANCIS MEDICAL      ST. FRANCIS MEDICAL          -        6,479       6,479
WOODFIELD AT THE CRSG.II 8440 WOODFIELD             733       10,367      11,100
WOODFIELD AT THE
 CRSG. III               8425 WOODFIELD           3,843       22,935      26,778
4316 WEST MINNESOTA      4316 WEST MINNESOTA        287        2,508       2,795
NORCO WINDOWS LAND LEASE NORCO WINDOWS LND.LSE.      37            -          37
UPS LAND LEASE           UPS LAND LEASE             270            -         270
NORGATE LAND LEASE       NORGATE LAND LEASE          51            -          51
ZOLLMAN LAND LEASE       ZOLLMAN LAND LEASE         115            -         115
BRYLANE LAND LEASE       BRYLANE LAND LEASE          57            -          57
SOUTH PARK GROUNDS       SOUTH PARK GROUNDS          21            -          21

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.          COLDWATER CRSG.          2,310       17,255      19,565

LEBANON, INDIANA
----------------
LEBANON BUS. PARK        AMERICAN AIR FILTER        177        3,134       3,311
LEBANON BUS. PARK        PURITY WHOLESALE           610        8,266       8,876
LEBANON BUS. PARK        PAMIDA                     305        4,121       4,426
LEBANON BUS. PARK        PRENTICE HALL              740       12,147      12,887
LEBANON BUS. PARK        GENERAL CABLE              443        7,204       7,647

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE           ONE LAKEVIEW PLACE       2,046       11,664      13,710
LAKEVIEW PLACE           TWO LAKEVIEW PLACE       2,046       11,712      13,758
GREENBRIAR BUS. PARK     KEEBLER                    307        1,262       1,569
GREENBRIAR BUS. PARK     GREENBRIAR BUS. PARK     1,445        5,332       6,777
HAYWOOD OAKS TECHCTR.    BLDG 2                     395        1,934       2,329
HAYWOOD OAKS TECHCTR.    BLDG 3                     346        1,892       2,238
HAYWOOD OAKS TECHCTR.    BLDG 4                     435        2,166       2,601
HAYWOOD OAKS TECHCTR.    BLDG 5                     629        3,372       4,001
HAYWOOD OAKS TECHCTR.    BLDG 6                     946        6,424       7,370
HAYWOOD OAKS TECHCTR.    BLDG 7                     456        2,385       2,841
HAYWOOD OAKS TECHCTR.    BLDG 8                     751        3,941       4,692
CREEKSIDE CRSG. ONE      ONE CREEKSIDE CRSG.      1,900        8,088       9,988

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.      CR SERVICES              1,085        5,181       6,266
SKYPORT BUS. PARK        BLDG 1                     906        6,558       7,464
KENTUCKY SOUTHPARK       BLDG 1                     696        4,230       4,926
KENTUCKY SOUTHPARK       BLDG 3                     858        4,117       4,975
SOUTHPARK BUS. CTR.      REDKEN LABORATORIES        779        3,284       4,063

FLORENCE, KENTUCKY
------------------
EMPIRE COMMERCE CTR.     EMPIRE COMMERCE CTR.       581        3,140       3,721
SOFA EXPRESS - FLORENCE  SOFA EXPRESS - FLORENCE    735        1,050       1,785

CINCINNATI, OHIO
----------------
ONE ASHVIEW PLACE        ONE ASHVIEW PLACE        1,204       12,537      13,741
BLUE ASH OFFICE CTR VI   BLUE ASH OFFICE CTR VI     518        2,893       3,411
CORNELL COMMERCE CTR.    CORNELL COMMERCE CTR.      495        4,892       5,387
CREEK ROAD               BLDG 1                     103          845         948
CREEK ROAD               BLDG 2                     132        1,161       1,293
ZUSSMAN BLDG             311 ELM                    346        6,910       7,256
312 ELM                  312 ELM                  5,424       50,897      56,321
ENTERPRISE BUS. PARK     BLDG 1                   1,051        6,291       7,342
ENTERPRISE BUS. PARK     BLDG 2                     747        4,697       5,444
ENTERPRISE BUS. PARK     BLDG A                     119          740         859
ENTERPRISE BUS. PARK     BLDG B                     119        1,228       1,347
ENTERPRISE BUS. PARK     BLDG D                     243        2,448       2,691
EASTGATE SQUARE          EASTGATE SQUARE          2,030        5,201       7,231
GARDEN RIDGE (EASTGATE)  GARDEN RIDGE (EASTGATE)    626          199         825
TRI-COUNTY               EXECUTIVE PLAZA I          728        5,308       6,036
                                 - 61 -
TRI-COUNTY               EXECUTIVE PLAZA II         728        5,356       6,084
TRI-COUNTY               EXECUTIVE PLAZA III        509        4,754       5,263
FAIRFIELD BUS. CTR. D    FAIRFIELD BUS. CTR. D      135        1,656       1,791
FAIRFIELD BUS. CTR. E    FAIRFIELD BUS. CTR. E      398        2,612       3,010
GOVERNOR'S PLAZA         KOHL'S DEPARTMENT STORE  1,345        3,848       5,193
GOVERNOR'S PLAZA         SOFA EXPRESS               164          792         956
GOVERNOR'S PLAZA         OFFICE MAX, INC.           651        1,327       1,978
FIDELITY DRIVE BUILDING  FIDELITY DRIVE BUILDING    464        2,896       3,360
PARK 50 TECHCTR.         BLDG 17                    510        5,951       6,461
PARK 50 TECHCTR.         BLDG 20                    469        7,229       7,698
PARK 50 TECHCTR.         BLDG 25                  1,184        4,812       5,996
PARK 50 TECHCTR.         BLDG 26 (SDRC)             929       20,455      21,384
GOVERNOR'S HILL          8790 GOVERNOR'S HILL       408        5,115       5,523
GOVERNOR'S HILL          8700 GOVERNOR'S HILL       468        5,951       6,419
GOVERNOR'S HILL          8800 GOVERNOR'S HILL       231        2,802       3,033
GOVERNOR'S HILL          8600 GOVERNOR'S HILL     1,245       19,713      20,958
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA         2,053        9,186      11,239
GOVERNOR'S PTE.          4770 BLDG                  596        8,123       8,719
GOVERNOR'S PTE.          4700 BLDG                  595        6,001       6,596
GOVERNOR'S PTE.          4900 BLDG                  673        4,867       5,540
GOVERNOR'S PTE.          4705 BLDG                  792        9,083       9,875
GOVERNOR'S PTE.          4800 BLDG                  998        5,720       6,718
GOVERNOR'S PTE.          4605 BLDG                  715       18,359      19,074
GOVERNOR'S PTE.          RETAIL SOUTH (BIGG'S)    4,227        7,553      11,780
GOVERNOR'S PTE.          RETAIL NORTH (LOWE'S)    3,419        4,716       8,135
GOVERNOR'S PTE.          ANTHEM PRESCRIPTION MGMT.  594        6,240       6,834
GOVERNOR'S PTE.          4660 BLDG                  529        5,090       5,619
GOVERNOR'S PTE.          4680 BLDG                1,115        8,263       9,378
FRANCISCAN HEALTH        FRANCISCAN HEALTH            -        3,332       3,332
HUNTINGTON BANK BLDG.    HUNTINGTON BANK BLDG.      175          231         406
KING'S MALL SHP. CTR.    KING'S AUTO MALL I         124        4,836       5,960
KING'S MALL SHP. CTR.    KING'S AUTO MALL II        952        4,961       6,913
7910 KENTUCKY DRIVE      7910 KENTUCKY DRIVE        285          754       1,039
7920 KENTUCKY DRIVE      7920 KENTUCKY DRIVE        698        1,262       1,960
KENWOOD                  KENWOOD EXECUTIVE CTR.     606        3,978       4,584
KENWOOD COMMONS          BLDG I                       -        4,259       4,259
KENWOOD COMMONS          BLDG II                      -        4,190       4,190
LAKE FOREST PLACE        LAKE FOREST PLACE        1,953       20,739      22,692
MONTGOMERY CROSSING      PHASE I                    260          995       1,255
GOVERNOR'S PLAZA         SPORTS UNLIMITED           778        3,904       4,682
MOSTELLER DIST. CTR.     MOSTELLER DIST. CTR.     1,327        6,775       8,102
MOSTELLER DIST. CTR. II  MOSTELLER DIST. CTR. II    828        5,807       6,635
PFEIFFER ROAD            OHIO NATIONAL            2,463       25,070       7,533
PERIMETER PARK           BUILDING A                 229        1,348       1,577
PERIMETER PARK           BUILDING B                 244        1,073       1,317
S & L DATA               312 PLUM                 2,590       27,117      29,707
REMINGTON PARK           BLDG A                     560        1,474       2,034
REMINGTON PARK           BLDG B                     560        1,475       2,035
GALYAN'S TRADING CO.     GALYAN'S TRADING CO.     1,925        3,502       5,427
TRI-COUNTY MKTPL.        TRI-COUNTY MKTPL.        5,392        4,117       9,509
TRI-COUNTY OFFICE PARK   TRI-COUNTY OFFICE PARK     221        6,080       6,301
TRIANGLE OFFICE PARK     TRIANGLE OFFICE PARK     1,018       12,655      13,673
TUTTLE CRSG.             TUTTLE RETAIL CTR.       3,450        6,371       9,821
UNIVERSITY MOVING        UNIVERSITY MOVING          248        1,717       1,965
WESTERN HILLS MKTPL.     WESTERN HILLS MKTPL.     3,583        7,578      11,161
WEST LAKE CTR.           WEST LAKE CTR.           2,459       17,541      20,000
WORLD PARK               WORLD PARK BLDG 5          276        3,943       4,219
WORLD PARK               WORLD PARK BLDG 6          385        3,814       4,199
WORLD PARK               WORLD PARK BLDG 7          537        4,524       5,061
WORLD PARK               WORLD PARK BLDG 8          561        5,827       6,388
WORLD PARK               WORLD PARK BLDG 9          317        3,359       3,676
WORLD PARK               WORLD PARK BLDG 11         460        5,106       5,566
WORLD PARK               WORLD PARK BLDG 14         380        3,883       4,263
WORLD PARK               WORLD PARK BLDG 15         381        2,630       3,011
WORLD PARK               WORLD PARK BLDG 16         321        3,269       3,590
WORLD PARK               WORLD PARK BLDG 18         997        5,262       6,259
WORLD PARK               WORLD PARK BLDG 28         738        4,299       5,037
WORLD PARK               WORLD PARK BLDG 29       1,379        9,628      11,007
WORLD PARK               WORLD PARK BLDG 31         458        3,092       3,550

WORLD PARK AT UNION CTR  WORLD PARK UNION CTR I     324        2,151       2,475
APPLEBEES LAND LEASE     APPLEBEES LAND LEASE       338            -         338
LAZARUS LAND LEASE       LAZARUS LAND LEASE         852            -         852
UNO'S LAND LEASE         UNO'S LAND LEASE           587            -         587

CLEVELAND, OHIO
---------------
CORPORATE CTR. I         CORPORATE CTR. I         1,038        7,238       8,276
CORPORATE CTR. II        CORPORATE CTR. II        1,048        7,683       8,731
CORPORATE CIRCLE         CORPORATE CIRCLE         1,698       11,637      13,335
ONE CORPORATE EXCHANGE   ONE CORPORATE EXCHANGE   1,287        8,714      10,001
CORPORATE PLAZA I        CORPORATE PLAZA I        2,116       14,149      16,265
CORPORATE PLAZA II       CORPORATE PLAZA II       1,841       12,282      14,123
CORPORATE PLACE          CORPORATE PLACE          1,163        7,853       9,016
PARK 82                  BLDG 2                     322        2,782       3,104
PARK 82                  STRONGSVILLE BLDG B        243        2,226       2,469
ENTERPRISE BUS. PARK     ENTERPRISE PARKWAY         198        1,557       1,755
FOUNTAIN PARKWAY BLDG I  FOUNTAIN PARKWAY BLDG I    527        2,808       3,335
FREEDOM SQUARE           FREEDOM SQUARE I           595        3,978       4,573
FREEDOM SQUARE           FREEDOM SQUARE II        1,746       11,732      13,478
FREEDOM SQUARE           FREEDOM SQUARE III         701        6,630       7,331
JOHNSON CONTROLS         JOHNSON CONTROLS           364        2,391       2,755
LANDERBROOK CORP. CTR    LANDERBROOK CORP.CTR     1,808       10,734      12,542
LANDERBROOK CORP. CTR    LANDERBROOK CORP.CTR II  1,382        8,196       9,578
6111 OAK TREE            6111 OAK TREE              703        4,780       5,483
PARK CTR.                BLDG I                   1,997       11,270      13,267
ROCK RUN CORPORATE PARK  ROCK RUN - NORTH           837        5,593       6,430
ROCK RUN CORPORATE PARK  ROCK RUN - CTR.          1,046        7,363       8,409
ROCK RUN CORPORATE PARK  ROCK RUN - SOUTH           877        5,829       6,706
SOLON INDUST. PARK       30600 CARTER               821        3,382       4,203
SOLON INDUST. PARK       6230 COCHRAN               602        2,520       3,122
SOLON INDUST. PARK       31900 SOLON - FRONT        474        1,924       2,398
SOLON INDUST. PARK       5821 SOLON                 555        2,279       2,834
SOLON INDUST. PARK       6161 COCHRAN               396        1,615       2,011
SOLON INDUST. PARK       5901 HARPER                350        1,526       1,876
SOLON INDUST. PARK       29125 SOLON                505        2,052       2,557
SOLON INDUST. PARK       6661 COCHRAN               245        1,019       1,264
SOLON INDUST. PARK       6521 DAVIS                 128          524         652
SOLON INDUST. PARK       31900 SOLON - REAR          81          329         410
DYMENT                   DYMENT                     816        5,204       6,020

COLUMBUS, OHIO
--------------
TWO EASTON OVAL          TWO EASTON OVAL          2,488       16,478      18,966
PET FOODS DISTRIBUTION   PET FOODS DISTRIBUTION   1,031        5,492       6,523
TUTTLE CRSG.             METROCTR. III              887        3,758       4,645
6600 PORT RD.            6600 PORT RD.            2,725       22,131      24,856
TUTTLE CRSG.             SCIOTO CORPORATE CTR.    1,100        3,481       4,581
SOUTH PTE.               BLDG D                      76        3,485       3,761
SOUTH PTE.               BLDG E                      79        2,254       2,533
TUTTLE CRSG.             4650 LAKEHURST (LITEL)   2,670       19,003      21,673
TUTTLE CRSG.             4600 LAKEHURST
                          (STERLING 1)            1,524       12,822      14,346
TUTTLE CRSG.             4700 LAKEHURST
                          (INDIANA INS.)            717        3,209       3,926
TUTTLE CRSG.             STERLING 2                 605        5,725       6,330
TUTTLE CRSG.             JOHN ALDEN LIFE INS.     1,066        7,478       8,544
TUTTLE CRSG.             CARDINAL HEALTH          1,932       10,719      12,651
TUTTLE CRSG.             STERLING 3               1,601        8,482      10,083
TUTTLE CRSG.             COMPMANAGEMENT             867        4,541       5,408
TUTTLE CRSG.             STERLING 4                 483        9,777      10,260
TUTTLE CRSG.             5555 PARK CTR. (XEROX)   1,580        9,189      10,769
TUTTLE CRSG.             PARKWOOD PLACE           1,690       11,499      13,189
TUTTLE CRSG.             NATIONWIDE               4,815       18,380      23,195
TUTTLE CRSG.             EMERALD II                 495        3,084       3,579
TUTTLE CRSG.             ATRIUM II PHASE I        1,649       10,460      12,109
VETERANS ADMIN. CLINIC   VA HOSPITAL                703        9,748      10,451
WESTBELT                 2190-2200 WESTBELT DRIVE   300        1,908       2,208
3800 ZANE TRACE DRIVE    3800 ZANE TRACE DRIVE
                          (MBM)                     170        2,396       2,566
3635 ZANE TRACE DRIVE    3635 ZANE TRACE DRIVE      236        1,871       2,107
BMW PARKING EXPANSION    BMW PARKING EXPANSION      351            -         351
                                   - 63 -
QWEST PARKING EXPANSION  QWEST PARKING EXPANSION    201            -         201

DAYTON, OHIO
------------
SUGARCREEK PLAZA         SUGARCREEK PLAZA           924        6,242       7,166

CHICAGO, ILLINOIS
-----------------
ABBOTT DRIVE BUILDING    ABBOTT DRIVE BUILDING       91          848         939
JANICE AVENUE BUILDING   JANICE AVENUE BUILDING      94          855         949
WOLF ROAD BUILDING       WOLF ROAD BUILDING         179        1,593       1,772
TOUHY AVENUE BUILDING    TOUHY AVENUE BUILDING      310        3,204       3,514
JARVIS AVENUE BUILDING   JARVIS AVENUE BUILDING     462        4,378       4,840
BALLARD DRIVE BUILDING   BALLARD DRIVE BUILDING     186        1,717       1,903
LAUREL DRIVE BUILDING    LAUREL DRIVE BUILDING       98          945       1,043
KIRK ROAD BLDG           KIRK ROAD BLDG             203        1,907       2,110
ATRIUM II                ATRIUM II                  776        7,114       7,890
CROSSROADS               BLDG 1                     944        8,935       9,879
EXECUTIVE TOWERS I       EXECUTIVE TOWERS I       2,670        4,724      27,394
EXECUTIVE TOWERS II      EXECUTIVE TOWERS II      3,386        1,395      34,781
EXECUTIVE TOWERS III     EXECUTIVE TOWERS III     3,512        2,517      36,029
ONE CONWAY PARK          ONE CONWAY PARK          1,901        7,792      19,693
YORKTOWN OFFICE CTR.     YORKTOWN OFFICE CTR.       872        8,311       9,183

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.       BLDG 3                     280        3,294       3,574
PARK 101 BUS. CTR.       BLDG 8                     184        1,653       1,837
ILLINOIS POWER LND.LSE.  ILLINOIS POWER LND.LSE.    212            -         212

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA           LAKEWOOD PLAZA             786        8,380       9,166

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW              MARKET VIEW SHOP CTR.      755        6,611       7,366

WESTMONT, ILLINOIS
-------------------
OAKMONT CIRCLE           OAKMONT TECH CTR.        1,501        8,450       9,951
OAKMONT CIRCLE           OAKMONT CIRCLE OFFICE    2,438       13,877      16,315

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY             1920 BELTWAY               614        1,497       2,111
CRAIG PARK CTR.          CRAIG PARK CTR.            254        2,285       2,539
DUKEPORT 3               DUKEPORT 3                 965        4,434       5,399
DUKEPORT 5               DUKEPORT 5                 637        2,557       3,194
ALFA-LAVAL               ALFA-LAVAL               1,158        5,399       6,557
EARTH CITY               3322 NGIC                2,615       10,748      13,363
EARTH CITY               3300 PTE. 70             1,186        7,480       8,666
MCI                      MCI                      1,281        7,000       8,281
HORIZON BUS. CTR.        HORIZON BUS. CTR.          344        2,499       2,843
I-170 CTR.               I-170 CTR.               1,018        4,300       5,318
LAUMEIER OFFICE PARK     BLDG I                   1,384       10,154      11,538
LAUMEIER OFFICE PARK     BLDG II                  1,421       10,040      11,461
LAUMEIER OFFICE PARK     BLDG IV                  1,029        7,200       8,229
MARYVILLE CTR.           500 MARYVILLE CTR.       3,402       24,101      27,503
MARYVILLE CTR.           530 MARYVILLE CTR.       2,219       15,042      17,261
MARYVILLE CTR.           550 MARYVILLE CTR.       1,996       12,145      14,141
MARYVILLE CTR.           635 MARYVILLE CTR.       3,048       17,813      20,861
MARYVILLE CTR.           655 MARYVILLE CTR.       1,860       12,814      14,674
MARYVILLE CTR.           540 MARYVILLE CTR.       2,219       13,881      16,100
RIVERPORT TOWER          RIVERPORT TOWER          3,250       29,880      33,130
RIVERPORT DISTRIBUTION A RIVERPORT DIST. A          242        2,213       2,455
EXPRESS SCRIPTS          EXPRESS SCRIPTS
 SERVICE CTR              SERVICE CTR               942        8,578       9,520
RIVERPORT DISTRIBUTION B RIVERPORT DIST. B          216        1,964       2,180

SCRIPTS                  SCRIPTS                      -          237         237
ST. LOUIS BUS. CTR.      BLDG A                     194        1,743       1,937
ST. LOUIS BUS. CTR.      BLDG B                     250        2,249       2,499
ST. LOUIS BUS. CTR.      BLDG C                     166        1,492       1,658
ST. LOUIS BUS. CTR.      BLDG D                     168        1,513       1,681
SOUTHPORT I              SOUTHPORT I                192          821       1,013
SOUTHPORT II             SOUTHPORT II               151          657         808
SOUTHPORT COMMERCE CTR.  SOUTHPORT COMMERCE CTR.    233        1,023       1,256
TWIN OAKS                TWIN OAKS                  566        8,293       8,859
WARSON COMMERCE CTR.     WARSON COMMERCE CTR.       749        5,300       6,049
WESTMARK                 WESTMARK                 1,206       10,545      11,751
WESTPORT                 WESTPORT CTR. I          1,714        6,197       7,911
WESTPORT                 WESTPORT CTR. II           921        2,800       3,721
WESTVIEW PLACE           WESTVIEW PLACE             673        9,435      10,108

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.      HAMPSHIRE TECH CTR.      2,124       12,712      14,836

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DRIVE     7300 NORTHLAND DRIVE       703        3,998       4,701

EAGAN, MINNESOTA
-----------------
EAGANDALE TECH CTR.      EAGANDALE TECH CTR.        987        5,861       6,848
SILVER BELL COMMONS      SILVER BELL COMMONS        250        1,415       1,665

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFFICE/         PLYMOUTH OFFICE/
 TECH CTR                 TECH CTR                  428        2,426       2,854

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.         UNIVERSITY CRSG.           891        5,037       5,928

MINNEAPOLIS, MINNESOTA
----------------------
APOLLO DISTRIBUTION CTR. APOLLO DISTRIBUTION CTR.   880        5,468       6,348
BASS LAKE BUS. CTR.      BASS LAKE BUS. CTR.        295        1,705       2,000
BROADWAY BUS. CTR III    BROADWAY BUS. CTR III      144          818         962
BROADWAY BUS. CTR IV     BROADWAY BUS. CTR IV       200        1,136       1,336
BROADWAY BUS. CTR V      BROADWAY BUS. CTR V        166          939       1,105
BROADWAY BUS. CTR VI     BROADWAY BUS. CTR VI       447        2,535       2,982
BROADWAY BUS. CTR VII    BROADWAY BUS. CTR VII      241        1,448       1,689
BLOOMINGTON INDUST. CTR  BLOOMINGTON INDUST. CTR    621        3,603       4,224
CAHILL BUS. CTR.         CAHILL BUS. CTR.           507        2,923       3,430
CEDAR LAKE BUS. CTR.     CEDAR LAKE BUS. CTR.       331        1,884       2,215
CHANHASSEN I             CHANHASSEN I               370        2,096       2,466
CHANHASSEN II            CHANHASSEN II              453        2,565       3,018
CORNERSTONE BUS. CTR     CORNERSTONE BUS. CTR     1,454        8,263       9,717
CRYSTAL INDUST. CTR.     CRYSTAL INDUST. CTR.       451        2,772       3,223
5219 BUILDING            5219 BUILDING              102          580         682
DECATUR BUS. CTR.        DECATUR BUS. CTR.          431        2,467       2,898
EAGANDALE CRSG.          EAGANDALE CRSG.            974        2,320       3,294
EDINA INTERCHANGE I      EDINA INTERCHANGE I        630        3,622       4,252
EDINA INTERCHANGE II     EDINA INTERCHANGE II       432        2,457       2,889
EDINA INTERCHANGE III    EDINA INTERCHANGE III      487        2,770       3,257
EDINA INTERCHANGE IV     EDINA INTERCHANGE IV       228        1,610       1,838
EDINA INTERCHANGE V      EDINA INTERCHANGE V        971        5,528       6,499
EDINA INTERCHANGE VI     EDINA INTERCHANGE VI       472        2,684       3,156
EDINA INTERCHANGE VII    EDINA INTERCHANGE VII      180        1,142       1,322
ENTERPRISE INDUST. CTR.  ENTERPRISE INDUST. CTR.    864        5,511       6,375
ENCORE PARK              ENCORE PARK                974        5,604       6,578
EDINA REALTY             EDINA REALTY               349        1,977       2,326
GOLDEN HILLS I           GOLDEN HILLS I           1,104        6,259       7,363
GOLDEN TRIANGLE TECH CTR GOLDEN TRIANGLE TECH CTR 1,456        8,253       9,709
PROFESSIONAL PLAZA       PROFESSIONAL PLAZA         467        2,688       3,155
PROFESSIONAL PLAZA IV    PROFESSIONAL PLAZA IV      246        1,415       1,661
                                   - 65 -
CLIFF ROAD INDUST. CTR.  CLIFF ROAD INDUST. CTR.    255        1,491       1,746
PROFESSIONAL PLAZA III   PROFESSIONAL PLAZA III     234        1,356       1,590
PROFESSIONAL PLAZA II    PROFESSIONAL PLAZA II      216        1,257       1,473
LYNDALE COMMONS 1        LYNDALE COMMONS 1          246        1,494       1,740
LYNDALE COMMONS 2        LYNDALE COMMONS 2          180        1,049       1,229
HAMPSHIRE DIST CTR. N.   HAMPSHIRE DIST CTR. N.     773        4,537       5,310
HAMPSHIRE DIST CTR. S.   HAMPSHIRE DIST CTR. S.     900        5,172       6,072
LARC INDUST. PARK I      LARC INDUST. PARK I        280        1,610       1,890
LARC INDUST. PARK II     LARC INDUST. PARK II       224        1,295       1,519
LARC INDUST. PARK III    LARC INDUST. PARK III      135          770         905
LARC INDUST. PARK IV     LARC INDUST. PARK IV        90          522         612
LARC INDUST. PARK V      LARC INDUST. PARK V         96          545         641
LARC INDUST. PARK VI     LARC INDUST. PARK VI       373        2,113       2,486
LARC INDUST. PARK VII    LARC INDUST. PARK VII      242        1,514       1,756
MEDICINE LAKE            MEDICINE LAKE
 INDUST. CTR              INDUST. CTR             1,145        6,511       7,656
MEDICINE LAKE PROF BLDG  MEDICINE LAKE PROF BLDG     76          432         508
NORMAN CTR. I            NORMAN CTR. I              644        3,650       4,294
NORMAN CTR. II           NORMAN CTR. II             806        4,568       5,374
NORMAN CTR. III          NORMAN CTR. III            263        1,501       1,764
NORMAN CTR. IV           NORMAN CTR. IV             577        3,269       3,846
NOVARTIS WAREHOUSE       NOVARTIS WAREHOUSE       1,950       11,050      13,000
NORTH PLAZA              NORTH PLAZA                303        1,745       2,048
NORTH STAR TITLE         NORTH STAR TITLE           539        3,082       3,621
OXFORD INDUST.           OXFORD INDUST.             102          585         687
PAKWA BUS. PARK I        PAKWA BUS. PARK I          347        2,116       2,463
PAKWA BUS. PARK II       PAKWA BUS. PARK II         215        1,233       1,448
PAKWA BUS. PARK III      PAKWA BUS. PARK III        248        1,427       1,675
PENN CORPORATE BUILDING  PENN CORPORATE BUILDING    312        1,771       2,083
10801 RED CIRCLE DRIVE   10801 RED CIRCLE DRIVE     527        3,043       3,570
SANDBURG INDUST. CTR.    SANDBURG INDUST. CTR.      451        2,566       3,017
SIBLEY INDUST. CTR. I    SIBLEY INDUST. CTR. I      356        2,197       2,553
SIBLEY INDUST. CTR. II   SIBLEY INDUST. CTR. II     211        1,339       1,550
SIBLEY INDUST. CTR. III  SIBLEY INDUST. CTR. III    211        1,264       1,475
SOUTH PLAZA              SOUTH PLAZA                396        2,260       2,656
JOHNSON BUILDING         JOHNSON BUILDING           552        3,140       3,692
TRAPP ROAD I             TRAPP ROAD I               690        3,934       4,624
TRAPP ROAD BLDG II       TRAPP ROAD BLDG II       1,250        7,158       8,408
TYROL WEST               TYROL WEST                 380        2,163       2,543
WESTSIDE BUS. PARK       WESTSIDE BUS. PARK       1,176        6,713       7,889
YANKEE PLACE             YANKEE PLACE             2,792       16,082      18,874
801 ZANE AVE NORTH       801 ZANE AVE NORTH         365        2,077       2,442
CHILIES GROUND LEASE     CHILIES GROUND LEASE       980            -         980
KNOX LAND LEASE          KNOX LAND LEASE          1,067            -       1,067
OLIVE GARDEN GRND LSE    OLIVE GARDEN GRND LSE      920            -         920
UNIVERSITY LAND LEASE    UNIVERSITY LAND LEASE      296            -         296
ELIMINATIONS             ELIMINATIONS                 -         (132)      (132)
                                               --------    ---------   ---------
                         TOTALS                 312,022    2,091,757   2,403,779
                                               ========    =========   =========

                                               ACCUMU.     DATE OF   DATE  DEPR.
LOCATION/DEVELOPMENT     BUILDING              DEPR.       CONST     ACQU  LIFE
--------------------     ---------             ------      -------   ----  -----

INDIANAPOLIS, INDIANA
----------------------
CASTLETON CORNER         CUB CTR.               1,671         1986   1986    (3)
CASTLETON CORNER         MICHAEL'S PLAZA          557         1984   1993    (3)
COMMUNITY MOB            COMMUNITY MOB            334         1995   1995    (3)
PALOMAR BLDG.            PALOMAR BUS. CTR.        155         1973   1995    (3)
FRANKLIN ROAD BUS. CTR.  FRANKLIN RD.BUS.CTR.   1,390         1962   1995    (3)
GEORGETOWN CTR.          BLDG 1                   139         1987   1996    (3)
GEORGETOWN CTR.          BLDG 2                   148         1987   1996    (3)
GEORGETOWN CTR.          BLDG 3                   109         1987   1996    (3)
NAMPAC BLDG.             NAMPAC BLDG.             162         1974   1995    (3)
6060 GUION RD.           6060 GUION RD.           221         1968   1996    (3)
GREENWOOD CORNER         GREENWOOD CORNER SHPS. 1,111         1986   1986    (3)
GREENWOOD CORNER         FIRST INDIANA BRANCH      34         1988   1993    (3)
HAMILTON CRSG.           BLDG. 1                  459         1989   1993    (3)
HAMILTON CRSG.           BLDG. 2                  111         1997   1997    (3)
HILLSDALE TECHNECTR.     HILLSDALE BLDG 4         754         1987   1993    (3)
HILLSDALE TECHNECTR.     HILLSDALE BLDG 5         549         1987   1993    (3)
HILLSDALE TECHNECTR.     HILLSDALE BLDG 6         571         1987   1993    (3)
8465 KEYSTONE            8465 KEYSTONE            135         1983   1995    (3)
F.C. TUCKER              F.C. TUCKER BLDG.         37         1978   1993    (3)
8555 KEYSTONE            8555 KEYSTONE            319         1985   1997    (3)
3520 COMM. CRSG.         3520 COMM. CRSG.         301         1976   1993    (3)
4750 KENTUCKY AVE.       4750 KENTUCKY AVE.       148         1974   1996    (3)
NORTH AIRPORT PARK       BLDG 2                   664         1997   1997    (3)
ONE N. CAPITOL           ONE N. CAPITOL             -         1996   1996    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 34         617         1979   1986    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 79         448         1988   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 80         379         1998   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 83         368         1989   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 84         369         1989   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 95         651         1993   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 96       1,528         1994   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 97       1,159         1994   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 98       1,466         1968   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 100        439         1995   1995    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 107        224         1984   1995    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 109        642         1985   1986    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 116        937         1988   1988    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 118        336         1988   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 119        541         1989   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 121        145         1989   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 122        559         1990   1993    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 125        908         1994   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 126        225         1984   1994    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 127        241         1995   1995    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 128      1,243         1996   1996    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 129        464         1996   1996    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 130        426         1996   1996    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 131        513         1997   1997    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 132        109         1997   1997    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 133         26         1997   1997    (3)
PARK 100 BUS. PARK       PARK 100 BLDG 134         89         1998   1998    (3)
PARK 100 BUS. PARK       WOODLAND CORP. CTR. ONE  181         1998   1998    (3)
PARK FLETCHER            BLDG 14                  140         1978   1995    (3)
PARKWOOD CRSG.           ONE PARKWOOD             891         1989   1995    (3)
PARKWOOD CRSG.           TWO PARKWOOD             213         1996   1996    (3)
PARKWOOD CRSG.           THREE PARKWOOD           622         1997   1997    (3)
PARKWOOD CRSG.           FOUR PARKWOOD            156         1998   1998    (3)
SOFTWARE ARTISTRY, INC.  SOFTWARE ARTISTRY, INC.  246         1998   1998    (3)
SOUTH PARK BUS. CTR.     BLDG 1                   556         1989   1993    (3)
SOUTH PARK BUS. CTR.     BLDG 2                   684         1990   1993    (3)
SOUTH PARK BUS. CTR.     BLDG 3                   575         1990   1993    (3)
SHADELAND STA.           7351 SHADELAND 2-STY.    254         1983   1993    (3)
SHADELAND STA.           7420-86 SHADELAND      1,072         1984   1986    (3)
SHADELAND STA.           7240 SHADELAND 3-STY.  1,282         1985   1993    (3)
SHADELAND STA.           7330 SHADELAND STA.    1,051         1988   1988    (3)
SHADELAND STA.           7369 SHADELAND STA.      165         1989   1993    (3)

SHADELAND STA.           7340 SHADELAND 2-STY.    360         1989   1993    (3)
SHADELAND STA.           7400 SHADELAND STA.      588         1990   1993    (3)
ST. FRANCIS MEDICAL      ST. FRANCIS MEDICAL    1,166         1995   1995    (3)
WOODFIELD AT THE         8440 WOODFIELD
 CROSSING II                                    1,664         1987   1993    (3)
WOODFIELD AT THE         8425 WOODFIELD
 CROSSING III                                   3,474         1989   1993    (3)
4316 WEST MINNESOTA      4316 W. MINNESOTA        146         1970   1996    (3)
NORCO WINDOWS LND.LSE.   NORCO WINDOWS LND.LSE.     7          N/A   1995    (3)
UPS LND.LSE.             UPS LND.LSE.              12          N/A   1997    (3)
NORGATE LND.LSE.         NORGATE LND.LSE.           -          N/A   1995    (3)
ZOLLMAN LND.LSE.         ZOLLMAN LND.LSE.           -          N/A   1994    (3)
BRYLANE LND.LSE.         BRYLANE LND.LSE.          17          N/A   1994    (3)
SOUTH PARK GROUNDS       SOUTH PARK GROUNDS         -          N/A   1996    (3)

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.          COLDWATER CRSG.        1,988         1990   1994    (3)

LEBANON, INDIANA
----------------
LEBANON BUS. PARK       AMERICAN AIR FILTER       305         1996   1996    (3)
LEBANON BUS. PARK       PURITY WHOLESALE          339         1997   1997    (3)
LEBANON BUS. PARK       PAMIDA                    275         1997   1997    (3)
LEBANON BUS. PARK       PRENTICE HALL             520         1998   1998    (3)
LEBANON BUS. PARK       GENERAL CABLE             142         1998   1998    (3)

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE          ONE LAKEVIEW PLACE         26         1986   1998    (3)
LAKEVIEW PLACE          TWO LAKEVIEW PLACE         24         1988   1998    (3)
GREENBRIAR BUS. PARK    KEEBLER                   120         1985   1995    (3)
GREENBRIAR BUS. PARK    GREENBRIAR BUS. PARK      757         1986   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 2                    278         1988   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 3                    423         1988   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 4                    330         1988   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 5                    684         1988   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 6                    925         1989   1993    (3)
HAYWOOD OAKS TECHNECTR. BLDG 7                    438         1995   1995    (3)
HAYWOOD OAKS TECHNECTR. BLDG 8                    379         1997   1997    (3)
CREEKSIDE CRSG. ONE     ONE CREEKSIDE CRSG.       189         1998   1998    (3)

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.     CR SERVICES               461         1994   1994    (3)
SKYPORT BUS. PARK       BLDG 1                    380         1996   1997    (3)
KENTUCKY SOUTHPARK      BLDG 1                    562         1990   1993    (3)
KENTUCKY SOUTHPARK      BLDG 3                    481         1991   1993    (3)
SOUTHPARK BUS. CTR.     REDKEN LABORATORIES       366         1994   1994    (3)

FLORENCE, KENTUCKY
------------------
EMPIRE COMM. CTR.       EMPIRE COMM. CTR.         215         1973   1996    (3)
SOFA EXPRESS - FLORENCE SOFA EXPRESS - FLORENCE    40         1997   1997    (3)

CINCINNATI, OHIO
---------------
ONE ASHVIEW PLACE       ONE ASHVIEW PLACE         443         1989   1997    (3)
BLUE ASH OFF. CTR VI    BLUE ASH OFF. CTR VI       93         1989   1997    (3)
CORNELL COMM. CTR.      CORNELL COMM. CTR.        478         1989   1996    (3)
CREEK ROAD              BLDG 1                     46         1971   1996    (3)
CREEK ROAD              BLDG 2                     63         1971   1996    (3)
ZUSSMAN BLDG            311 ELM                 1,024         1902   1993    (3)
312 ELM                 312 ELM                 7,031         1902   1993    (3)
ENTERPRISE BUS. PARK    BLDG 1                    902         1990   1993    (3)
ENTERPRISE BUS. PARK    BLDG 2                  1,022         1990   1993    (3)
ENTERPRISE BUS. PARK    BLDG A                     69         1987   1995    (3)
ENTERPRISE BUS. PARK    BLDG B                    112         1988   1995    (3)
ENTERPRISE BUS. PARK    BLDG D                    373         1989   1995    (3)
EASTGATE SQUARE         EASTGATE SQUARE           485         1990   1995    (3)
GARDEN RIDGE (EASTGATE) GARDEN RIDGE (EASTGATE)     -         1998   1998    (3)
TRI-COUNTY              EXECUTIVE PLAZA I         284         1980   1996    (3)

TRI-COUNTY              EXECUTIVE PLAZA II        270         1981   1996    (3)
TRI-COUNTY              EXECUTIVE PLAZA III         -         1998   1998    (3)
FAIRFIELD BUS. CTR. D   FAIRFIELD BUS. CTR. D     146         1990   1995    (3)
FAIRFIELD BUS. CTR. E   FAIRFIELD BUS. CTR. E     226         1990   1995    (3)
GOVERNOR'S PLAZA        KOHL'S DEPARTMENT STORE   388         1994   1994    (3)
GOVERNOR'S PLAZA        SOFA EXPRESS               67         1995   1995    (3)
GOVERNOR'S PLAZA        OFF. MAX, INC.            112         1995   1995    (3)
FIDELITY DR. BLDG.      FIDELITY DR. BLDG.        965         1972   1986    (3)
PARK 50 TECHNECTR.      BLDG 17                 2,229         1985   1986    (3)
PARK 50 TECHNECTR.      BLDG 20                 1,954         1987   1988    (3)
PARK 50 TECHNECTR.      BLDG 25                   720         1989   1993    (3)
PARK 50 TECHNECTR.      BLDG 26 (SDRC)          2,593         1991   1993    (3)
GOVERNOR'S HILL         8790 GOVERNOR'S HILL      823         1985   1991    (3)
GOVERNOR'S HILL         8700 GOVERNOR'S HILL      767         1985   1993    (3)
GOVERNOR'S HILL         8800 GOVERNOR'S HILL    1,228         1985   1986    (3)
GOVERNOR'S HILL         8600 GOVERNOR'S HILL    2,861         1986   1991    (3)
GOVERNOR'S PLAZA        GOVERNOR'S PLAZA        1,172         1990   1993    (3)
GOVERNOR'S POINTE       4770 BLDG               2,261         1986   1988    (3)
GOVERNOR'S POINTE       4700 BLDG               1,647         1987   1988    (3)
GOVERNOR'S POINTE       4900 BLDG               1,469         1987   1989    (3)
GOVERNOR'S POINTE       4705 BLDG               1,426         1988   1993    (3)
GOVERNOR'S POINTE       4800 BLDG               1,126         1989   1993    (3)
GOVERNOR'S POINTE       4605 BLDG               2,510         1990   1993    (3)
GOVERNOR'S POINTE       RETAIL SOUTH (BIGG'S)     538         1996   1996    (3)
GOVERNOR'S POINTE       RETAIL NORTH (LOWE'S)     261         1997   1997    (3)
GOVERNOR'S POINTE       ANTHEM PRESCRIP.MGMT.     383         1997   1997    (3)
GOVERNOR'S POINTE       4660 BLDG                 352         1997   1997    (3)
GOVERNOR'S POINTE       4680 BLDG                  95         1998   1998    (3)
FRANCISCAN HEALTH       FRANCISCAN HEALTH         263         1996   1996    (3)
HUNTINGTON BANK BLDG.   HUNTINGTON BANK BLDG.      13         1986   1996    (3)
KING'S MALL SHP. CTR.   KING'S AUTO MALL I      1,277         1990   1993    (3)
KING'S MALL SHP. CTR.   KING'S AUTO MALL II       639         1988   1989    (3)
7910 KENTUCKY DR.       7910 KENTUCKY DR.          39         1980   1997    (3)
7920 KENTUCKY DR.       7920 KENTUCKY DR.          46         1974   1997    (3)
KENWOOD                 KENWOOD EXECUTIVE CTR.    100         1981   1997    (3)
KENWOOD COMMONS         BLDG I                  1,810         1986   1998    (3)
KENWOOD COMMONS         BLDG II                   982         1986   1998    (3)
LAKE FOREST PLACE       LAKE FOREST PLACE       1,269         1985   1996    (3)
MONTGOMERY CRSG.        PHASE I                    99         1993   1993    (3)
GOVERNOR'S PLAZA        SPORTS UNLIMITED          419         1994   1994    (3)
MOSTELLER DIST. CTR.    MOSTELLER DIST. CTR.      851         1957   1996    (3)
MOSTELLER DIST. CTR. II MOSTELLER DIST. CTR. II   434         1997   1997    (3)
PFEIFFER ROAD           OHIO NATIONAL           2,448         1996   1996    (3)
PERIMETER PARK          BLDG. A                    72         1991   1996    (3)
PERIMETER PARK          BLDG. B                    63         1991   1996    (3)
S & L DATA              312 PLUM                4,080         1987   1993    (3)
REMINGTON PARK          BLDG A                     49         1982   1997    (3)
REMINGTON PARK          BLDG B                     49         1982   1997    (3)
GALYAN'S TRADING CO.    GALYAN'S TRADING CO.      355         1984   1994    (3)
TRI-COUNTY MKTPL.       TRI-COUNTY MKTPL.          76         1998   1998    (3)
TRI-COUNTY OFF. PARK    TRI-COUNTY OFF. PARK    1,023         1971   1993    (3)
TRIANGLE OFF. PARK      TRIANGLE OFF. PARK      5,166         1965   1986    (3)
TUTTLE CRSG.            TUTTLE RETAIL CTR.        566         1995   1995    (3)
UNIVERSITY MOVING       UNIVERSITY MOVING         161         1991   1995    (3)
WESTERN HILLS MKTPL.    WESTERN HILLS MKTPL.       48         1998   1998    (3)
WEST LAKE CTR.          WEST LAKE CTR.          1,292         1981   1996    (3)
WORLD PARK              WORLD PARK BLDG 5       1,305         1987   1990    (3)
WORLD PARK              WORLD PARK BLDG 6       1,125         1987   1990    (3)
WORLD PARK              WORLD PARK BLDG 7       1,058         1987   1990    (3)
WORLD PARK              WORLD PARK BLDG 8         776         1989   1993    (3)
WORLD PARK              WORLD PARK BLDG 9         544         1989   1993    (3)
WORLD PARK              WORLD PARK BLDG 11        737         1989   1993    (3)
WORLD PARK              WORLD PARK BLDG 14        523         1989   1993    (3)
WORLD PARK              WORLD PARK BLDG 15        431         1990   1993    (3)
WORLD PARK              WORLD PARK BLDG 16        419         1989   1993    (3)
WORLD PARK              WORLD PARK BLDG 18        182         1997   1997    (3)
WORLD PARK              WORLD PARK BLDG 28        181         1998   1998    (3)
WORLD PARK              WORLD PARK BLDG 29        252         1998   1998    (3)
WORLD PARK              WORLD PARK BLDG 31          -         1998   1998    (3)

WORLD PARK AT UNION CTR WORLD PARK UNION CTR I      2         1998   1998    (3)
APPLEBEES LND.LSE.      APPLEBEES LND.LSE.         11          N/A   1997    (3)
LAZARUS LND.LSE.        LAZARUS LND.LSE.            -          N/A   1996    (3)
UNO'S LND.LSE.          UNO'S LND.LSE.             22          N/A   1997    (3)

CLEVELAND, OHIO
---------------
CORP. CTR. I            CORP. CTR. I              538         1985   1996    (3)
CORP. CTR. II           CORP. CTR. II             582         1987   1996    (3)
CORP. CIRCLE            CORP. CIRCLE              635         1983   1996    (3)
ONE CORP. EXCHANGE      ONE CORP. EXCHANGE        669         1989   1996    (3)
CORP. PLAZA I           CORP. PLAZA I           1,098         1989   1996    (3)
CORP. PLAZA II          CORP. PLAZA II            917         1991   1996    (3)
CORP. PLACE             CORP. PLACE               432         1988   1996    (3)
PARK 82                 BLDG 2                      6         1998   1998    (3)
PARK 82                 STRONGSVILLE BLDG B        54         1998   1998    (3)
ENTERPRISE BUS. PARK    ENTERPRISE PARKWAY         16    1974/1995   1998    (3)
FOUNTAIN PARKWAY BLDG I FOUNTAIN PARKWAY BLDG I    63         1998   1998    (3)
FREEDOM SQUARE          FREEDOM SQUARE I          295         1980   1996    (3)
FREEDOM SQUARE          FREEDOM SQUARE II         888         1987   1996    (3)
FREEDOM SQUARE          FREEDOM SQUARE III        459         1997   1997    (3)
JOHNSON CONTROLS        JOHNSON CONTROLS           99         1972   1997    (3)
LANDERBROOK CORP. CTR   LANDERBROOK CORP. CTR     577         1997   1997    (3)
LANDERBROOK CORP. CTR   LANDERBROOK CORP.CTR II    16         1998   1998    (3)
6111 OAK TREE           6111 OAK TREE             165         1979   1997    (3)
PARK CTR.               BLDG I                     31         1998   1998    (3)
ROCK RUN CORP. PARK     ROCK RUN - N.             434         1984   1996    (3)
ROCK RUN CORP. PARK     ROCK RUN - CTR.           537         1985   1996    (3)
ROCK RUN CORP. PARK     ROCK RUN - S.             460         1986   1996    (3)
SOLON INDUST. PARK      30600 CARTER              110         1971   1997    (3)
SOLON INDUST. PARK      6230 COCHRAN               75         1997   1997    (3)
SOLON INDUST. PARK      31900 SOLON - FRONT        57         1974   1997    (3)
SOLON INDUST. PARK      5821 SOLON                 69         1970   1997    (3)
SOLON INDUST. PARK      6161 COCHRAN               50         1978   1997    (3)
SOLON INDUST. PARK      5901 HARPER                46         1970   1997    (3)
SOLON INDUST. PARK      29125 SOLON                61         1980   1997    (3)
SOLON INDUST. PARK      6661 COCHRAN               30         1979   1997    (3)
SOLON INDUST. PARK      6521 DAVIS                 16         1979   1997    (3)
SOLON INDUST. PARK      31900 SOLON - REAR         10         1982   1997    (3)
DYMENT                  DYMENT                    216         1988   1997    (3)

COLUMBUS, OHIO
--------------
TWO EASTON OVAL         TWO EASTON OVAL           242         1996   1998    (3)
PET FOODS DIST.         PET FOODS DIST.           573         1993   1993    (3)
TUTTLE CRSG.            METROCTR. III             479         1983   1996    (3)
6600 PORT RD.           6600 PORT RD.             767         1995   1997    (3)
TUTTLE CRSG.            SCIOTO CORP. CTR.         191         1987   1996    (3)
SOUTH POINTE            BLDG D                    134         1997   1997    (3)
SOUTH POINTE            BLDG E                     75         1997   1997    (3)
TUTTLE CRSG.            4650 LAKEHURST (LITEL)  2,415         1990   1993    (3)
TUTTLE CRSG.            4600 LAKEHURST
                         (STERLING 1)           1,632         1990    1993   (3)
TUTTLE CRSG.            4700 LAKEHURST
                         (INDIANA INS.)           788         1994   1994    (3)
TUTTLE CRSG.            STERLING 2                526         1995   1995    (3)
TUTTLE CRSG.            JOHN ALDEN LIFE INS.      717         1995   1995    (3)
TUTTLE CRSG.            CARDINAL HEALTH         1,732         1995   1995    (3)
TUTTLE CRSG.            STERLING 3                777         1996   1995    (3)
TUTTLE CRSG.            COMPMANAGEMENT            172         1997   1997    (3)
TUTTLE CRSG.            STERLING 4                225         1998   1998    (3)
TUTTLE CRSG.            5555 PARK CTR. (XEROX)  1,051         1992   1994    (3)
TUTTLE CRSG.            PARKWOOD PLACE            617         1997   1997    (3)
TUTTLE CRSG.            NATIONWIDE              1,843         1996   1996    (3)
TUTTLE CRSG.            EMERALD II                 11         1998   1998    (3)
TUTTLE CRSG.            ATRIUM II PHASE I         439         1998   1998    (3)
VETERANS ADMIN. CLINIC  VA HOSPITAL             1,017         1994   1994    (3)
WESTBELT                2190-2200 WESTBELT DR.     13         1986   1998    (3)
3800 ZANE TRACE DR.     3800 ZANE TRACE DR. (MBM) 205         1978   1994    (3)
3635 ZANE TRACE DR.     3635 ZANE TRACE DR.        27         1980   1998    (3)
BMW PARKING EXP.        BMW PARKING EXP.            4          N/A   1998    (3)

QWEST PARKING EXP.      QWEST PARKING EXP.          -          N/A   1998    (3)

DAYTON, OHIO
------------
SUGARCREEK PLAZA        SUGARCREEK PLAZA        1,637         1988   1988    (3)

CHICAGO, ILLINOIS
-----------------
ABBOTT DR. BLDG.        ABBOTT DR. BLDG.           19         1989   1998    (3)
JANICE AVE. BLDG.       JANICE AVE. BLDG.          18         1956   1998    (3)
WOLF ROAD BLDG.         WOLF ROAD BLDG.            34      1966/69   1998    (3)
TOUHY AVE. BLDG.        TOUHY AVE. BLDG.           63         1971   1988    (3)
JARVIS AVE. BLDG.       JARVIS AVE. BLDG.          91         1969   1988    (3)
BALLARD DR. BLDG.       BALLARD DR. BLDG.          36         1985   1998    (3)
LAUREL DR. BLDG.        LAUREL DR. BLDG.           20         1981   1988    (3)
KIRK ROAD BLDG          KIRK ROAD BLDG             39         1990   1998    (3)
ATRIUM II               ATRIUM II                 158         1986   1998    (3)
CROSSROADS              BLDG 1                    182         1998   1998    (3)
EXECUTIVE TOWERS I      EXECUTIVE TOWERS I        896         1983   1997    (3)
EXECUTIVE TOWERS II     EXECUTIVE TOWERS II     1,085         1984   1997    (3)
EXECUTIVE TOWERS III    EXECUTIVE TOWERS III    1,162         1987   1997    (3)
ONE CONWAY PARK         ONE CONWAY PARK           292         1989   1998    (3)
YORKTOWN OFF. CTR.      YORKTOWN OFF. CTR.        119   1979/80/81   1998    (3)

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.      BLDG 3                  1,210         1979   1986    (3)
PARK 101 BUS. CTR.      BLDG 8                    535         1980   1986    (3)
ILLINOIS POWER LND.LSE. ILLINOIS POWER LND.LSE.     -          N/A   1994    (3)

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA          LAKEWOOD PLAZA          2,165         1987   1988    (3)

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW             MARKET VIEW SHOP CTR.   2,154         1985   1986    (3)

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE          OAKMONT TECH CTR.          35         1989   1998    (3)
OAKMONT CIRCLE          OAKMONT CIRCLE OFF.        58         1990   1998    (3)

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY            1920 BELTWAY               91         1986   1996    (3)
CRAIG PARK CTR.         CRAIG PARK CTR.             2         1984   1998    (3)
DUKEPORT 3              DUKEPORT 3                167         1998   1998    (3)
DUKEPORT 5              DUKEPORT 5                  5         1998   1998    (3)
ALFA-LAVAL              ALFA-LAVAL                291         1996   1996    (3)
EARTH CITY              3322 NGIC                 456         1987   1997    (3)
EARTH CITY              3300 POINTE 70            324         1989   1997    (3)
MCI                     MCI                       212         1998   1998    (3)
HORIZON BUS. CTR.       HORIZON BUS. CTR.          47         1985   1998    (3)
I-170 CTR.              I-170 CTR.                296         1986   1996    (3)
LAUMEIER OFF. PARK      BLDG I                  1,098         1987   1995    (3)
LAUMEIER OFF. PARK      BLDG II                 1,027         1988   1995    (3)
LAUMEIER OFF. PARK      BLDG IV                   135         1987   1998    (3)
MARYVILLE CTR.          500 MARYVILLE CTR.        819         1984   1997    (3)
MARYVILLE CTR.          530 MARYVILLE CTR.        470         1990   1997    (3)
MARYVILLE CTR.          550 MARYVILLE CTR.        379         1988   1997    (3)
MARYVILLE CTR.          635 MARYVILLE CTR.        668         1987   1997    (3)
MARYVILLE CTR.          655 MARYVILLE CTR.        400         1994   1997    (3)
MARYVILLE CTR.          540 MARYVILLE CTR.        472         1990   1997    (3)
RIVERPORT TOWER         RIVERPORT TOWER           961         1991   1997    (3)
RIVERPORT DIST. A       RIVERPORT DIST. A          70         1990   1997    (3)
EXPRESS SCRIPTS         EXPRESS SCRIPTS
 SER.CTR                 SER.CTR                  271         1992   1997    (3)
RIVERPORT DIST. B       RIVERPORT DIST. B          61         1989   1997    (3)

SCRIPTS                 SCRIPTS                     -         1998   1998    (3)
ST. LOUIS BUS. CTR.     BLDG A                      1         1987   1998    (3)
ST. LOUIS BUS. CTR.     BLDG B                      2         1986   1998    (3)
ST. LOUIS BUS. CTR.     BLDG C                      1         1986   1998    (3)
ST. LOUIS BUS. CTR.     BLDG D                      1         1987   1998    (3)
SOUTHPORT I             SOUTHPORT I                26         1997   1997    (3)
SOUTHPORT II            SOUTHPORT II               23         1978   1997    (3)
SOUTHPORT COMM. CTR.    SOUTHPORT COMM. CTR.       38         1978   1997    (3)
TWIN OAKS               TWIN OAKS                 295         1994   1997    (3)
WARSON COMM. CTR.       WARSON COMM. CTR.          98   1987/88/97   1998    (3)
WESTMARK                WESTMARK                  818         1987   1995    (3)
WESTPORT                WESTPORT CTR. I           155         1998   1998    (3)
WESTPORT                WESTPORT CTR. II           80         1998   1998    (3)
WESTVIEW PLACE          WESTVIEW PLACE          1,020         1988   1995    (3)

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.     HAMPSHIRE TECH CTR.       102         1998   1998    (3)

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DR.      7300 NORTHLAND DR.         26         1980   1998    (3)

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.     EAGANDALE TECH CTR.        40         1998   1998    (3)
SILVER BELL COMMONS     SILVER BELL COMMONS         -

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFF./TECH CTR  PLYMOUTH OFF./TECH CTR      2         1986   1998    (3)

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.        UNIVERSITY CRSG.           85         1990   1998    (3)

MINNEAPOLIS, MINNESOTA
----------------------
APOLLO DIST. CTR.       APOLLO DIST. CTR.         182         1997   1997    (3)
BASS LAKE BUS. CTR.     BASS LAKE BUS. CTR.        66         1981   1997    (3)
BROADWAY BUS. CTR III   BROADWAY BUS. CTR III      11         1983   1998    (3)
BROADWAY BUS. CTR IV    BROADWAY BUS. CTR IV       15         1983   1998    (3)
BROADWAY BUS. CTR V     BROADWAY BUS. CTR V        12         1983   1998    (3)
BROADWAY BUS. CTR VI    BROADWAY BUS. CTR VI       33         1983   1998    (3)
BROADWAY BUS. CTR VII   BROADWAY BUS. CTR VII      83         1983   1998    (3)
BLOOMINGTON INDUST. CTR BLOOMINGTON INDUST. CTR   104         1963   1997    (3)
CAHILL BUS. CTR.        CAHILL BUS. CTR.           93         1980   1997    (3)
CEDAR LAKE BUS. CTR.    CEDAR LAKE BUS. CTR.       56         1976   1997    (3)
CHANHASSEN I            CHANHASSEN I               27         1983   1998    (3)
CHANHASSEN II           CHANHASSEN II              33         1986   1998    (3)
CORNERSTONE BUS. CTR.   CORNERSTONE BUS. CTR      243         1996   1997    (3)
CRYSTAL INDUST. CTR.    CRYSTAL INDUST. CTR.      120         1974   1997    (3)
5219 BLDG.              5219 BLDG.                  8         1965   1998    (3)
DECATUR BUS. CTR.       DECATUR BUS. CTR.          73         1982   1997    (3)
EAGANDALE CRSG.         EAGANDALE CRSG.             9         1998   1998    (3)
EDINA INTERCHANGE I     EDINA INTERCHANGE I       112         1995   1997    (3)
EDINA INTERCHANGE II    EDINA INTERCHANGE II       72         1980   1997    (3)
EDINA INTERCHANGE III   EDINA INTERCHANGE III      81         1981   1997    (3)
EDINA INTERCHANGE IV    EDINA INTERCHANGE IV       58         1974   1997    (3)
EDINA INTERCHANGE V     EDINA INTERCHANGE V       167         1974   1997    (3)
EDINA INTERCHANGE VI    EDINA INTERCHANGE VI       79         1967   1998    (3)
EDINA INTERCHANGE VII   EDINA INTERCHANGE VII      11         1970   1998    (3)
ENTERPRISE INDUST. CTR. ENTERPRISE INDUST. CTR.   180         1979   1997    (3)
ENCORE PARK             ENCORE PARK               172         1977   1997    (3)
EDINA REALTY            EDINA REALTY               29         1965   1998    (3)
GOLDEN HILLS I          GOLDEN HILLS I             92         1996   1998    (3)
GOLDEN TRIANGLE         GOLDEN TRIANGLE
 TECH CTR                TECH CTR                 121         1997   1998    (3)
PROFESSIONAL PLAZA      PROFESSIONAL PLAZA         56         1986   1998    (3)
PROFESSIONAL PLAZA IV   PROFESSIONAL PLAZA IV      28         1980   1998    (3)

CLIFF ROAD INDUST. CTR. CLIFF ROAD INDUST. CTR.    39         1972   1998    (3)
PROFESSIONAL PLAZA III  PROFESSIONAL PLAZA III     27         1985   1998    (3)
PROFESSIONAL PLAZA II   PROFESSIONAL PLAZA II      35         1984   1998    (3)
LYNDALE COMMONS 1       LYNDALE COMMONS 1          32         1981   1998    (3)
LYNDALE COMMONS 2       LYNDALE COMMONS 2          46         1985   1998    (3)
HAMPSHIRE DIST CTR. N.  HAMPSHIRE DIST CTR. N.    129         1979   1997    (3)
HAMPSHIRE DIST CTR. S.  HAMPSHIRE DIST CTR. S.    150         1979   1997    (3)
LARC INDUST. PARK I     LARC INDUST. PARK I        50         1977   1997    (3)
LARC INDUST. PARK II    LARC INDUST. PARK II       52         1976   1997    (3)
LARC INDUST. PARK III   LARC INDUST. PARK III      23         1980   1997    (3)
LARC INDUST. PARK IV    LARC INDUST. PARK IV       16         1980   1997    (3)
LARC INDUST. PARK V     LARC INDUST. PARK V        16         1980   1997    (3)
LARC INDUST. PARK VI    LARC INDUST. PARK VI       62         1975   1997    (3)
LARC INDUST. PARK VII   LARC INDUST. PARK VII      45         1973   1997    (3)
MEDICINE LAKE           MEDICINE LAKE
 INDUST. CTR             INDUST. CTR              191         1970   1997    (3)
MEDICINE LAKE           MEDICINE LAKE
 PROF. BLDG.             PROF. BLDG.               13         1970   1997    (3)
NORMAN CTR. I           NORMAN CTR. I              53         1969   1998    (3)
NORMAN CTR. II          NORMAN CTR. II             67         1970   1998    (3)
NORMAN CTR. III         NORMAN CTR. III            22         1971   1998    (3)
NORMAN CTR. IV          NORMAN CTR. IV             48         1967   1998    (3)
NOVARTIS WAREHOUSE      NOVARTIS WAREHOUSE        162         1960   1998    (3)
NORTH PLAZA             NORTH PLAZA                34         1966   1998    (3)
NORTH STAR TITLE        NORTH STAR TITLE           45         1965   1998    (3)
OXFORD INDUST.          OXFORD INDUST.             17         1971   1997    (3)
PAKWA BUS. PARK I       PAKWA BUS. PARK I          67         1979   1997    (3)
PAKWA BUS. PARK II      PAKWA BUS. PARK II         38         1979   1997    (3)
PAKWA BUS. PARK III     PAKWA BUS. PARK III        48         1979   1997    (3)
PENN CORP. BLDG.        PENN CORP. BLDG.           52         1977   1997    (3)
10801 RED CIRCLE DR.    10801 RED CIRCLE DR.       88         1977   1997    (3)
SANDBURG INDUST. CTR.   SANDBURG INDUST. CTR.      75         1973   1997    (3)
SIBLEY INDUST. CTR. I   SIBLEY INDUST. CTR. I      59         1973   1997    (3)
SIBLEY INDUST. CTR. II  SIBLEY INDUST. CTR. II     35         1972   1997    (3)
SIBLEY INDUST. CTR. III SIBLEY INDUST. CTR. III    43         1967   1997    (3)
SOUTH PLAZA             SOUTH PLAZA                35         1966   1998    (3)
JOHNSON BLDG.           JOHNSON BLDG.              98         1974   1997    (3)
TRAPP ROAD I            TRAPP ROAD I               57         1996   1998    (3)
TRAPP ROAD BLDG II      TRAPP ROAD BLDG II         58         1998   1998    (3)
TYROL WEST              TYROL WEST                 32         1968   1998    (3)
WESTSIDE BUS. PARK      WESTSIDE BUS. PARK        213         1987   1997    (3)
YANKEE PLACE            YANKEE PLACE              530         1986   1997    (3)
801 ZANE AVE NORTH      801 ZANE AVE NORTH         62         1978   1997    (3)
CHILIES GRND.LSE.       CHILIES GRND.LSE.           -          N/A   1998    (3)
KNOX LND.LSE.           KNOX LND.LSE.               -          N/A   1997    (3)
OLIVE GARDEN GRND.LSE.  OLIVE GARDEN GRND.LSE.      -          N/A   1998    (3)
UNIVERSITY LND.LSE.     UNIVERSITY LND.LSE.         -          N/A   1997    (3)
ELIMINATIONS            ELIMINATIONS                -          N/A    N/A    N/A
                                              -------
                        TOTALS                179,887
                                              =======
                                        - 66 -


DUKE REALTY LIMITED PARTNERSHIP

(IN THOUSANDS)


(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Partnership owns a 75% interest in the partnership owning these buildings. The Partnership exercises significant control over the partnership, therefore, the buildings are consolidated by the Partnership with minority interest recognized on the remaining 25% ownership.

(3) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.


                      Real Estate Assets              Accumulated Depreciation
                -------------------------------     ---------------------------
                1998         1997         1996      1998      1997      1996
                ----         ----         ----      ----      ----      ----
Balance at
 beginning of
 year           $1,823,218  $1,181,431 $  804,164  $116,264  $ 82,207  $ 56,335
  Acquisitions     324,043     525,751    213,979          -        -         -
  Construction
   costs and
   tenant
   improvements    251,899     156,745    173,186          -        -         -
  Depreciation
   expense               -           -          -     61,414    39,768   27,569
  Acquisition
   of minority
   interest          5,450      19,446     21,627         -         -         -
                 ---------   ---------   ---------   -------   -------   ------
                 2,404,610   1,883,373   1,212,956   177,678   121,975   83,904

 Deductions during year:
 Cost of real
  estate sold       (1,329)    (32,333)    (11,347)     (337)   (4,224)    (586)
 Contribution
  to Joint
  Venture                -     (27,873)    (19,175)        -      (950)    (108)
 Other                 498          51      (1,003)    2,546      (537)  (1,003)
                 ---------   ---------   ---------   -------   -------   ------
Balance at end
 of year        $2,403,779  $1,823,218  $1,181,431  $179,887  $116,264  $82,207
                 =========   =========   =========   =======   =======   ======

   3.  EXHIBITS

     Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Partnership and are herein incorporated by reference thereto.

     NUMBER                             DESCRIPTION
     -------                            -----------
     4.1 Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (the"Operating Partnership") is incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement).

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

     4.3 Fourth Amendment dated July 11, 1997 to Amended and Restated Agreement of Limited Partnership of the Registrant.

     4.4 Fifth Amendment dated October 1, 1997 to Amended and Restated Agreement of Limited Partnership of the Registrant.

     4.5 Sixth Amendment dated November 24, 1998, to Amended and Restated Agreement of Limited Partnership of the Registrant.

     4.6 Seventh Agreement dated January 20, 1999, to Amended and Restated Agreement of Limited Partnership of the Registrant.

     4.7 Eight Amendment dated February 18, 1999, to Amended and Restated Agreement of Limited Partnership of the Registrant.

     10.1 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") are incorporated herein by reference to Exhibit
          10.4 of the DRE 10-K.

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

     10.7 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993 Registration Statement.
                                     - 68 -

     10.8 Contribution Agreement for certain contracts contributed by Duke Associates to DRLP is incorporated herein by reference to Exhibit
          10.9 to the 1993 Registration Statement.

     10.9 Stock  Purchase Agreement is incorporated herein by reference  to
          Exhibit 10.10 to the 1993 Registration Statement.

    10.10 Indemnification  Agreement  is  incorporated   herein   by
          reference to Exhibit to 10.11 to the 1993 Registration Statement.

    10.11 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.12 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.13 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.14 1998 Unitholder Rights Agreement is incorporated herein by reference to Exhibit 7.1 to the General Partner's Form 8-K dated July 31, 1998.

    10.15 1998 Duke Realty Severance Pay Plan.

     11.1 Statement of Computation of Earnings to Fixed Changes

     11.2 Statement of Computation of Earnings to Debt Service

     21.  List of Subsidiaries of Registrant.

     23.  Consent of KPMG LLP.

     24.  Executed powers of attorney of certain directors.

     27.  Financial Data Schedule

     99.1 Selected Quarterly Financial Information

     The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1999 Annual Meeting of Unitholders.

(B)  Reports on Form 8-K

     The Partnership filed Form 8-K on February 12, 1999, to file exhibits in connection with the issuance of unsecured debt.
                                     - 69 -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE REALTY INVESTMENTS, INC.


          March 30,  1999               By:  /s/  Thomas L. Hefner
                                        --------------------------------
                                             Thomas L. Hefner
                                             Chairman of the Board,
                                              President and Chief
                                              Executive Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                        -----------------------------------
                                             Darell E. Zink, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                        -------------------------
                                             Dennis D. Oklak
                                             Executive Vice President and
                                              Chief Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title
          ---------                ----                -----

     /s/ Thomas L. Hefner *       3/30/99         Chairman of the Board,
     -----------------------                       President and Chief Executive
     Thomas L. Hefner                              Officer and Director

     /s/ Darell E. Zink, Jr. *    3/30/99         Executive Vice President
                                                   and Chief Financial
     -----------------------                       Officer and Director
     Darell E. Zink, Jr.

     /s/ Dennis D. Oklak *        3/30/99         Executive Vice President and
     -----------------------                        Chief Administrative Officer
     Dennis D. Oklak

      /s/ Geoffrey Button *       3/30/99         Director
     -----------------------
     Geoffrey Button

      /s/ John D. Peterson *      3/30/99         Director
     -----------------------
     John D. Peterson

      /s/ Ngaire E. Cuneo *       3/30/99         Director
     -----------------------
     Ngaire E. Cuneo

      /s/ L. Ben Lytle *          3/30/99         Director
     -----------------------
     L. Ben Lytle

      /s/ Jay J. Strauss  *       3/30/99         Director
     -----------------------
     Jay J. Strauss

      /s/ Howard L. Feinsand *    3/30/99         Director
     -----------------------
     Howard L. Feinsand

      /s/ James E. Rogers *        3/30/99        Director
     -----------------------
     James E. Rogers

     /s/ Daniel C. Staton*         3/30/99        Director
     -----------------------
     Daniel C. Staton

     /s/ John W. Wynne *           3/30/99        Director
     -----------------------
     John W. Wynne


     * By Dennis D. Oklak, Attorney-in-Fact   /s/
                                           --------------------
                                           Dennis D. Oklak