Form 10-Q
period 1999-03-31
DUKE REALTY LIMITED PARTNERSHIP
filed 1999-05-14
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1999
                                        --------------

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    --------.

  --------------------------------------------------------------------------

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

The number of Limited Partnership Units outstanding as of May 7, 1999 was 8,867,272.

                        DUKE REALTY LIMITED PARTNERSHIP

                                     INDEX

PART I - FINANCIAL INFORMATION                         PAGE
------------------------------                         ----

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance
      Sheets as of March 31, 1999 (Unaudited)
      and December 31, 1998                            2

     Condensed Consolidated Statements of
      Operations for the three months ended
      March 31, 1999 and 1998 (Unaudited)              3

     Condensed Consolidated Statements of
      Cash Flows for the three months ended
      March 31, 1999 and 1998 (Unaudited)              4

     Condensed Consolidated Statement of
      Partners' Equity for the three months
      ended March 31, 1999 (Unaudited)                 5

     Notes to Condensed Consolidated Financial
      Statements (Unaudited)                          6-10

     Independent Accountants' Review Report            11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                   12-20


PART II - OTHER INFORMATION
----------------------------


     Item 1.   Legal Proceedings                       21
     Item 2.   Changes in Securities                   21
     Item 3.   Defaults Upon Senior Securities         21
     Item 4.   Submission of Matters to a Vote
                of Security Holders                    21
     Item 5.   Other Information                       21
     Item 6.   Exhibits and Reports on Form 8-K        22

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS



               DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                              MARCH 31,      December 31,
                                                1999            1998
     ASSETS                                   ----------     ------------
     ------                                  (UNAUDITED)
Real estate investments:
Land and improvements                         $  333,005     $  312,022
Buildings and tenant improvements              2,205,621      2,091,757
Construction in progress                         182,266        185,950
Investments in unconsolidated companies          115,527        125,746
Land held for development                        185,507        146,911
                                               ---------      ---------
                                               3,021,926      2,862,386
Accumulated depreciation                        (188,856)      (179,887)
                                               ---------      ---------

 Net real estate investments                   2,833,070      2,682,499

Cash and cash equivalents                         34,981          6,626
Accounts receivable from tenants,
 net of allowance of $540 and $896                 8,562          9,641
Straight-line rent receivable, net of
 allowance of $841                                21,664         20,332
Receivables on construction contracts             57,933         29,162
Deferred financing costs, net of
 accumulated amortization of $12,187
 and $11,064                                      12,864         11,316
Deferred leasing and other costs, net
 of accumulated amortization of $15,913
 and $16,838                                      52,642         53,281
Escrow deposits and other assets                  47,290         41,205
                                               ---------      ---------
                                              $3,069,006     $2,854,062
                                               =========      =========
  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------

Indebtedness:
  Secured debt                                  $333,560     $  326,317
  Unsecured notes                                715,000        590,000
  Unsecured line of credit                        65,000         91,000
                                               ---------      ---------
                                               1,113,560      1,007,317

Construction payables and amounts
 due subcontractors                               49,692         55,012
Accounts payable                                   2,783          4,836
Accrued expenses:
 Real estate taxes                                39,750         36,075
 Interest                                          9,444         10,329
 Other expenses                                   16,629         21,676
Other liabilities                                 26,392         21,928
Tenant security deposits and prepaid rents        22,005         18,534
                                               ---------      ---------
Total liabilities                              1,280,255      1,175,707
                                               ---------      ---------

Minority interest                                    501            367
                                               ---------      ---------

Partners' equity:
 General partner:
  Common equity                                1,236,437      1,223,260
  Preferred equity (liquidation
   preference of $460,000)                       444,885        348,366
                                               ---------      ---------
                                               1,681,322      1,571,626
 Limited partners' common equity                 106,928        106,362
                                               ---------      ---------
  Total partners' equity                       1,788,250      1,677,988
                                               ---------      ---------
                                              $3,069,006     $2,854,062
                                               =========      =========


     See accompanying Notes to Condensed Consolidated Financial Statements
                                     - 2 -

               DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                       1999        1998
                                       ----        ----
RENTAL OPERATIONS
 Revenues:
  Rental income                      $ 99,479    $76,835
  Equity in earnings of
   unconsolidated companies             2,508      2,841
                                      -------     ------
                                      101,987     79,676
                                      -------     ------
 Operating expenses:
  Rental expenses                      18,626     13,845
  Real estate taxes                    10,817      7,834
  Interest expense                     15,991     12,879
  Depreciation and amortization        20,454     14,260
                                      -------     ------
                                       65,888     48,818
                                      -------     ------

     Earnings from rental operations   36,099     30,858
                                      -------     ------

SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                     3,626      3,037
  Construction management and
   development fees                     8,347      1,559
  Other income                            294        304
                                      -------    -------
                                       12,267      4,900
                                      -------    -------
 Operating expenses:
  Payroll                               3,717      2,883
  Maintenance                             795        604
  Office and other                      2,719        518
                                      -------     ------
                                        7,231      4,005
                                      -------     ------

     Earnings from service operations   5,036        895
                                      -------     ------

General and administrative expense     (3,615)    (2,340)
                                      -------     ------

      Operating income                 37,520     29,413

OTHER INCOME (EXPENSE):
 Interest income                          599        177
 Earnings from property sales           2,314        586
 Other expense                           (232)       (31)
 Minority interest in earnings
  of unitholders                         (430)         -
                                      -------      -----

     Net income                        39,771     30,145
Dividends on preferred units           (8,842)    (4,703)
                                      -------     ------

Net income available for common
  unitholders                        $ 30,929    $25,442
                                      =======     ======

Net income per common unit:
 Basic                               $    .32    $   .29
                                      =======     ======
 Diluted                             $    .32    $   .29
                                      =======     ======


Weighted average number of
 common units outstanding              97,198     87,650
                                       ======     ======

Weighted average number of
 common and dilutive
 potential common units                98,094     88,596
                                       ======     ======


     See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                     1999       1998
                                                     ----       ----
Cash flows from operating activities:
  Net income                                        $ 39,771     $30,145
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                      18,260      12,650
   Amortization of deferred financing costs              356         354
   Amortization of deferred leasing and other costs    2,194       1,610
   Minority interest in earnings                         430           -
   Straight-line rental income                        (1,770)     (1,416)
   Earnings from property sales                       (2,314)       (586)
   Construction contracts, net                       (34,091)     (5,135)
   Other accrued revenues and expenses, net            9,253       3,083
   Equity in earnings in excess of distributions
     received from unconsolidated companies              (21)     (2,085)
                                                    --------      ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         32,068      38,620
                                                    --------      ------

Cash flows from investing activities:
  Rental property development costs                  (67,163)    (48,522)
  Acquisition of rental properties                   (54,854)    (36,573)
  Acquisition of land held for development and
   infrastructure costs                              (47,809)     (8,310)
  Recurring costs:
   Tenant improvements                                (3,148)     (2,106)
   Leasing commissions                                (2,706)     (1,197)
   Building improvements                                (259)       (692)
  Other deferred leasing costs                        (3,288)     (3,370)
  Other deferred costs and other assets               (4,654)     (2,588)
  Proceeds from property sales, net                    8,003       1,177
  Other distributions received from unconsolidated
   companies                                          16,802           -
  Net investment in and advances to unconsolidated
   companies                                          (7,993)     (6,870)
                                                     -------     -------
    NET CASH USED BY INVESTING ACTIVITIES           (167,069)   (109,051)
                                                     -------     -------

Cash flows from financing activities:
  Contributions from general partner                 110,376      42,560
  Proceeds from indebtedness                         125,000     100,000
  Repayments on lines of credit, net                 (26,000)    (20,000)
  Payments on indebtedness including principal
   amortization                                       (1,873)     (4,021)
  Distributions to partners                          (33,032)    (26,176)
  Distributions to preferred unitholders              (8,842)     (4,703)
  Distributions to minority interest                    (296)       (193)
  Deferred financing costs                            (1,977)      1,356
                                                     -------     -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        163,356      88,823
                                                     -------     -------
     NET INCREASE IN CASH AND CASH EQUIVALENTS        28,355      18,392
                                                     -------     -------

Cash and cash equivalents at beginning of period       6,626      10,372
                                                     -------     -------

Cash and cash equivalents at end of period          $ 34,981    $ 28,764
                                                     =======     =======

     See accompanying Notes to Condensed Consolidated Financial Statements
                                     - 4 -

               DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                   General Partner       Limited
                               ----------------------    Partners'
                               Common       Preferred    Common
                               Equity       Equity       Equity        Total
                               -------      ---------    ---------  -----------

BALANCE AT DECEMBER 31, 1998  $1,223,260   $348,366      $106,362   $1,677,988

Net income                        27,395      8,842         3,534       39,771

Capital contribution from
 General Partner                 14,624      96,519             -      111,143

Acquisition of Partnership
 interest for common stock
 of Duke Realty
 Investments, Inc.                  507           -             -          507

Acquisition of property in
 exchange for Limited
 Partner Units                        -           -           715          715

Distributions to preferred
 unitholders                          -      (8,842)            -       (8,842)

Distributions to partners
 ($.34 per Common Unit)        (29,349)           -        (3,683)     (33,032)
                             ---------      -------       -------    ---------

BALANCE AT MARCH 31, 1999   $1,236,437     $444,885      $106,928   $1,788,250
                             =========      =======       =======    =========

COMMON UNITS OUTSTANDING
 AT MARCH 31, 1999              86,745                     10,809       97,554
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

THE PARTNERSHIP

Duke Realty Limited Partnership (the "Partnership") was formed on October
4, 1993, when Duke Realty Investments, Inc. (the "Predecessor Partnership" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 88.9% of the Partnership at March 31, 1999. The remaining limited partnership interest ("Limited
Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke
Associates. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The Partnership has a $450 million unsecured revolving credit facility ("LOC") which is available to fund the development and acquisition of additional rental properties and to provide working capital. The LOC matures in April 2001 and bears interest payable monthly at the 30-day
London Interbank Offered Rate ("LIBOR") plus .80%. As part of the current LOC agreement, the Partnership has
                                     - 6 -
the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus .80%, subject to certain restrictions. Amounts outstanding on the LOC at March 31, 1999 are at LIBOR plus.675% to .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $972,000 and $600,000 for such services for the three months ended March 31, 1999 and 1998, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. NET INCOME PER COMMON UNIT

Basic net income per Common Unit is computed by dividing net income available for Common Unitholders by the weighted average number of Common Units outstanding for the period. Diluted net income per Common Unit is computed by dividing the sum of net income available for Common Unitholders by the sum of the weighted average number of Common Units and dilutive potential Common Units outstanding for the period.

The following table reconciles the components of basic and diluted net income per Common Unit for the three months ended March 31:

                                                         1999      1998
                                                         ----      ----
 Basic net income available for  Common Unitholders     $30,929    $25,442
                                                         ======     ======

 Weighted average Common Units outstanding               97,198     87,650
 Dilutive units for long-term compensation plans            896        946
                                                         ------     ------
 Weighted average number of Common Units and dilutive
  potential Common Units                                 98,094     88,596
                                                         ======     ======

The Preferred D Series Convertible equity was anti-dilutive at March 31, 1999; therefore, no conversion to Common Units is included in weighted units outstanding.

5. SEGMENT REPORTING

The Partnership is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). The Partnership's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non-segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

The Partnership assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership's performance measure.

The revenues and FFO for each of the reportable segments for the three months ended March 31, 1999 and 1998 and the assets for each of the reportable segments as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                         MARCH 31,   MARCH 31,
                                           1999        1998
                                         --------    --------
Revenues
--------
Rental Operations
 Office Properties                      $ 59,651     $49,517
 Industrial Properties                    32,570      22,553
 Retail Properties                         5,805       5,024
Service Operations                        12,267       4,900
                                         -------      ------
 Total Segment Revenues                  110,293      81,994
Non-Segment Revenue                        3,961       2,582
                                         -------      ------
 Consolidated Revenue                   $114,254     $84,576
                                         =======      ======

Funds From Operations
----------------------
Rental Operations:
 Office                                  $41,214     $35,366
 Industrial                               24,759      18,001
 Retail                                    4,605       4,132
Services Operations                        5,036         895
                                          ------      ------
 Total Segment FFO                        75,614      58,394

Non-Segment FFO:
 Interest expense                        (15,991)    (12,879)
 Interest income                             599         177
 General and administrative expense       (3,615)     (2,340)
 Other expenses                             (773)     (2,591)
 Minority interest in earnings              (430)          -
 Joint venture FFO                         4,022       3,640
 Dividends on preferred shares            (8,842)     (4,703)
                                          ------      ------
 Consolidated FFO                         50,584      39,698

 Depreciation and amortization           (20,454)    (14,260)
 Share of joint venture adjustments       (1,515)       (582)
 Earnings from property sales              2,314         586
                                          ------      ------

   Net Income Available for Common
    Shareholders                        $ 30,929     $25,442
                                          ======      ======


                                       MARCH 31,   DECEMBER 31,
                                         1999         1998
                                       --------    -----------
Assets
------
Rental Operations:
 Office Properties                    $1,475,609   $1,409,162
 Industrial Properties                 1,000,323      907,656
 Retail Properties                       165,479      161,675
Service Operations                        47,902       55,268
                                       ---------    ---------
 Total Segment Assets                  2,689,313    2,533,761
Non-Segment Assets                       379,693      320,301
                                       ---------    ---------
 Consolidated Assets                  $3,069,006   $2,854,062
                                       =========    =========

                                     - 8 -

6. PARTNERS' EQUITY

The following series of preferred equity is outstanding as of March 31, 1999 (in thousands, except percentages):

             Units        Dividend  Redemption  Liquidation  Book Value
Description  Outstanding  Rate      Date        Preference   At 3/31/99 Convert.
-----------  -----------  --------  ----------  -----------  ---------- --------
Preferred A
 Series         300       9.100%    08/31/01    $  75,000    $  72,288    No
Preferred B
 Series         300       7.990%    09/30/07      150,000      146,050    No
Preferred D
 Series         540       7.375%    12/31/03      135,000      129,460    Yes
Preferred E
 Series         400       8.250%    01/20/04      100,000       96,519    No

All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital contributions of the General Partner, which may include other classes or series of preferred equity.

The Preferred Series D equity is convertible at a conversion rate of 9.3677 Common Units for each preferred unit outstanding.

The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

7. MERGER WITH WEEKS CORPORATION

On March 1, 1999, the General Partner announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), will merge with and into the General Partner and the Partnership. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, its in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, the Weeks primary markets and the concentration of its portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, the Weeks Operating Partnership had approximately 7.3 million Common Units outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding Common Unit of Weeks Operating Partnership will be converted into the right to receive 1.38 Common Units of the Partnership and each outstanding unit of 8.0% Series A Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one preference unit of the Partnership representing 1/1000 of a unit of 8.0% Series F Cumulative Redeemable Preferred Equity of the Partnership. The terms of the Partnership's preference units to be issued in the merger will be substantially identical to the terms of the Weeks Operating Partnership Series A preferred equity. The merger of the Weeks Operating Partnership into the Partnership is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the shareholders of both the General Partner and Weeks Corporation and satisfaction of customary closing conditions.
                                     - 9 -

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

8. SUBSEQUENT EVENTS

On April 21, 1999, a quarterly distribution of $.34 per Common Unit was declared, payable on May 28, 1999, to common unitholders of record on May 13, 1999.

On April 21, 1999, a quarterly distribution of $.56875 per depositary unit of Series A Cumulative Preferred Units was declared, payable on May 28, 1999, to preferred unitholders of record on May 14, 1999.

On April 21, 1999, a quarterly distribution of $.99875 per depositary unit of Series B Cumulative Step-up Redeemable Preferred Units was declared, payable on June 30, 1999, to preferred unitholders of record on June 16, 1999

On April 21, 1999, a quarterly distribution of $.46094 per depositary unit of Series D Convertible Redeemable Preferred Units was declared, payable on June 30, 1999, to preferred unitholders of record on June 16, 1999.

On April 21, 1999, a quarterly distribution of $.51563 per depositary unit of Series E Cumulative Redeemable Preferred Units was declared, payable on June 30, 1999, to preferred unitholders of record on June 16, 1999.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------

The Partners
DUKE REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 1999, the related condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, the related condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the related condensed consolidated statement of partners' equity for the three months ended March 31, 1999. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999 (except as to note 12, which is as of March 1, 1999), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
Indianapolis, Indiana
May 3, 1999

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

The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has exceeded 93.7% the last two years. The Partnership expects to continue to maintain its overall occupancy in its Midwestern markets at comparable levels and also expects to be able to increase rental rates in these markets as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of March 31, 1999 and 1998 (in thousands, except percentages):

                       Total             Percent of
                    Square Feet       Total Square Feet     Percent Occupied
                  ----------------    -----------------     ----------------
Type              1999        1998    1999         1998     1999        1998
----              ----        ----    ----         ----     ----        ----
INDUSTRIAL
 Service Centers   6,771     4,546     12.2%       10.4%    92.2%      92.2%
 Bulk             32,295    26,093     58.2        59.6     94.4%      92.8%
OFFICE
 Suburban         13,258    10,418     23.9        23.8     95.0%      96.3%
 CBD                 861       699      1.6         1.6     93.9%      95.2%
RETAIL             2,288     2,041      4.1         4.6     93.8%      95.3%
                  ------    ------     ----        ----

     Total        55,473    43,797    100.0%      100.0%    94.3%      93.7%
                  ======    ======    =====       =====

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 9.6% and 9.4% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and (ii) the Partnership's renewal percentage averaged 69%, 81%, 80% in 1998, 1997 and 1996, respectively.
                                    - 12 -

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of March 31, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

           Industrial           Office           Retail         Total Portfolio
       -----------------   ----------------   --------------- ------------------
Yr of  Sq         Cont     Sq       Cont      Sq       Cont   Sq          Cont
Exp    Ft         Rent     Ft       Rent      Ft       Rent   Ft          Rent
-----  -----      ------   -----    ------    ----     -----  -----       -----
1999     3,783    $ 14,507  1,150   $ 12,779    89   $  852    5,022   $ 28,138
2000     3,358      14,530  1,421     17,545   118    1,450    4,897     33,525
2001     3,978      16,932  1,808     22,753    91    1,053    5,877     40,738
2002     4,360      18,840  1,721     19,827   129    1,531    6,210     40,198
2003     3,918      18,277  1,476     19,495   145    1,554    5,539     39,326
2004     2,852      12,280  1,139     15,729    38      419    4,029     28,428
2005     3,419      10,775  1,081     15,143   225    1,970    4,725     27,888
2006     2,280       9,049    767     11,059     8      108    3,055     20,216
2007     2,340       7,630    501      7,128    76      557    2,917     15,315
2008     2,829      10,315    450      6,116    46      614    3,325     17,045
2009
 and
 There-
 after   3,619      15,328  1,885     26,202 1,181   10,426    6,685     51,956
        ------     ------- ------    ------- -----   ------   ------    -------
Total
 Leased 36,736    $148,463 13,399   $173,776 2,146  $20,534   52,281   $342,773
        ======     ======= ======    ======= =====   ======   ======    =======
Total
 Port-
 folio
 Sq Ft  39,066             14,119            2,288            55,473
        ======             ======            =====            ======

Annualized
 net
 effective
 rent per
 sq ft               $4.04            $12.97         $9.57                $6.56
                      ====             =====          ====                 ====


This stable occupancy, along with stable rental rates in each of the Partnership's Midwestern markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets (see discussion of Weeks merger below); and (iii) the completion of the 5.7 million square feet of properties under development by the Partnership at March 31, 1999 over the next three quarters and thereafter. The 5.7 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                             Anticipated
  In-Service          Square      Percent     Project     Stabilized
  Date                Feet        Leased      Costs       Return
  ------------        -------     --------    ---------   ------------
  2nd Quarter 1999     2,336          46%     $112,347        11.3%
  3rd Quarter 1999     1,444          30%       90,383        11.6%
  4th Quarter 1999       900          77%       51,188        11.1%
  Thereafter           1,033          50%      126,595        10.6%
                       -----                   -------
                       5,713          48%     $380,513        11.1%
                       =====                   =======

RESULTS OF OPERATIONS
----------------------

Following is a summary of the Partnership's operating results and property statistics for the three months ended March 31, 1999 and 1998 (in thousands, except number of properties and per share amounts):

                                                   1999          1998
                                                   ----          ----
Rental Operations revenue                         $101,987     $79,676
Service Operations revenue                          12,267       4,900
Earnings from Rental Operations                     36,099      30,858
Earnings from Service Operations                     5,036         895
Operating income                                    37,520      29,413
Net income available for common shares            $ 30,929     $25,442
Weighted average common shares outstanding          97,198      87,650
Weighted average common and dilutive potential
 common shares                                      98,094      88,596
Basic income per common share                     $    .32     $   .29
Diluted income per common share                   $    .32     $   .29

Number of in-service properties at end of period       474         381
In-service square footage at end of period          55,473      43,797
Under development square footage at end of period    5,713       4,294

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED
 MARCH 31, 1998
---------------------------------------------------------------------

Rental Operations
-----------------

The Partnership increased its in-service portfolio of rental properties from 381 properties comprising 43.8 million square feet at March 31, 1998 to 474 properties comprising 55.5 million square feet at March 31, 1999 through the acquisition of 62 properties totaling 5.7 million square feet and the completion of 34 properties and seven building expansions totaling 6.1 million square feet developed by the Partnership. The Partnership also disposed of three properties totaling 116,000 square feet. These 93 net additional rental properties primarily account for the $22.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 93 in-service rental properties.

Interest expense increased by approximately $3.1 million from $12.9 million for the three months ended March 31, 1998 to $16.0 million for the three months ended March 31, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $125.0 million of unsecured debt issued in the first quarter of 1999 to fund development and acquisition activity.

As a result of the above-mentioned items, earnings from rental operations increased $5.2 million from $30.9 million for the three months ended March 31, 1998 to $36.1 million for the three months ended March 31, 1999.

Service Operations
------------------

Service Operation revenues increased by $7.4 million from $4.9 million for the three months ended March 31, 1998 to $12.3 million for the three months ended March 31, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which incurred substantial volume in the first quarter.
                                    - 14 -

Service Operations operating expenses increased from $4.0 million to $7.2 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

As a result of the above-mentioned items, earnings from Service Operations increased from $895,000 for the three months ended March 31, 1998 to $5.0 million for the three months ended March 31, 1999.

General and Administrative Expense
----------------------------------

General and administrative expense increased from $2.3 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Partnership.

Net Income Available for Common Unitholders
-------------------------------------------

Net income available for common unitholders for the three months ended March 31, 1999 was $30.9 million compared to net income available for common unitholders of $25.4 million for the three months ended March 31, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $32.1 million and $38.6 million for the three months ended March 31, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $167.1 million and $109.1 million for the three months ended March 31, 1999 and 1998, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

Net cash provided by financing activities totaling $163.4 million and $88.8 million for the three months ended March 31, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first quarter of 1999, the Partnership received $13.9 million of net proceeds from the issuance of common shares and $96.5 million of net proceeds from a preferred stock offering. The Partnership also issued $125.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

In the first quarter of 1998, the Partnership received $42.6 million of net proceeds from the issuance of common shares and issued $100.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.
                                    - 15 -

The Partnership has a $450 million LOC which matures in April 2001. This facility was increased from $250 million in September 1998 and bears interest payable at the 30-day LIBOR plus .80%. As part of the current LOC agreement, the Partnership has the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus
 .80%, subject to certain restrictions. Amounts outstanding on LOC at March 31, 1999 are at LIBOR plus .675% to .80%. The Partnership also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .65%.

The General Partner and the Partnership currently have on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of March 31, 1999 of approximately $742.9 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at March 31, 1999 consists of notes totaling $1.114 billion with a weighted average interest rate of 7.21% maturing at various dates through 2028. The Partnership has $780.0 million of unsecured debt and $333.6 million of secured debt outstanding at March 31, 1999. Scheduled principal amortization of such debt totaled $1.9 million for the three months ended March 31, 1999.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at March 31, 1999 (in thousands):

                  Repayments
        --------------------------------------    Weighted Average
        Scheduled                                 Interest Rate of
Year    Amortization     Maturities     Total     Future Repayments
----    ------------     ----------    -------    ------------------
1999    $  6,876         $   34,935   $   41,811        6.24%
2000       6,261             64,850       71,111        6.94%
2001       6,513            140,095      146,608        6.41%
2002       7,077             50,000       57,077        7.41%
2003       5,195             66,144       71,339        8.46%
2004       4,253            177,035      181,288        7.42%
2005       4,617            100,000      104,617        7.50%
2006       5,021            100,000      105,021        7.09%
2007       4,601             14,939       19,540        7.81%
2008       4,071            100,000      104,071        6.77%
There-
after     36,077            175,000      211,077        6.81%
          ------          ---------    ---------
Total    $90,562         $1,022,998   $1,113,560        7.21%
          ======          =========    =========


FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.
                                    - 16 -

The following table reflects the calculation of the Partnership's FFO for the three months ended March 31 as follows (in thousands):

                                                     1999     1998
                                                    ------   ------
   Net income available for common shares          $ 30,929  $ 25,442
   Add back:
    Depreciation and amortization                    20,454    14,260
    Share of joint venture adjustments                1,515       582
    Earnings from property sales                     (2,314)     (586)
                                                    -------   -------
   FUNDS FROM OPERATIONS                           $ 50,584  $ 39,698
                                                    =======   =======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                           $ 32,068  $ 38,620
    Investing activities                           (167,069) (109,051)
    Financing activities                            163,356    88,823

The increase in FFO for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

MERGER WITH WEEKS CORPORATION

On March 1, 1999, the General Partner announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), will merge with and into the General Partner and the Partnership. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, its in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, the Weeks primary markets and the concentration of its portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, the Weeks Operating Partnership had approximately 7.3 million Common Units outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding Common Unit of Weeks Operating Partnership will be converted into the right to receive 1.38 Common Units of the Partnership and each outstanding unit of 8.0% Series A Cumulative Redeemable Preferred Equity of Weeks Operating Partnership will be converted into the right to receive one preference unit of the Partnership representing 1/1000 of a unit of 8.0% Series F Cumulative Redeemable Preferred Equity of the Partnership. The terms of the Partnership's preference units to be issued in the merger will be identical to the terms of the Weeks Operating Partnership Series A preferred equity. The merger of the Weeks Operating Partnership into the Partnership is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting.
                                    - 17 -

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

YEAR 2000

The Year 2000 problem, which is commonly referred to as Y2K, refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The Partnership is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as the General Partner's shareholders, of having in place a plan to identify, understand and address the many issues and challenges presented by the Year 2000 problem. What follows is a description of the activities undertaken by the Partnership to-date.

In February 1998, the Partnership formed a Year 2000 Task Force to address the Year 2000 problem on a Partnership-wide basis. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Partnership are advised quarterly of the status of the activities undertaken by the Task Force.

The Partnership adopted a Year 2000 readiness plan for its buildings in April, 1998 following the basic framework recommended by the Building Owners and Managers Association. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer or building system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. The Partnership's Year 2000 readiness plan consists of eight (8) steps focusing on the identification, prioritization and remediation of potential Year 2000 problems arising from software and embedded chips located within the building systems at the Partnership's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems, fire and life safety systems and other automated building systems. Management has identified and inventoried the building systems and equipment at the Partnership's existing properties to determine which systems or equipment could be affected by the Year 2000 problem. The inventory has been entered into a data base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to the Year 2000 readiness of all affected building systems and equipment. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing
                                    - 18 -
each building system manufacturer or supplier that has supplied an active and affected building system. Each manufacturer or supplier was sent a comprehensive questionnaire designed to assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready. Based on the responses received from the manufacturers and suppliers of the building systems, Management developed a work plan detailing the tasks and resources required to ready the operations and systems of the Partnership's properties for the Year 2000. In many cases the Partnership will be relying on these statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. The work plan includes prioritization and appropriate timetables for the necessary remediation and testing of affected building systems, as well as the preparation of contingency plans if Year 2000 readiness can not be achieved. The contingency planning process is ongoing and such plans continue to be refined as new information is obtained. The contingency plans generally provide for obtaining or allowing alternative access, limited electrical and telephone service and, security and other basic services.

In addition to assessing the readiness of the building systems of the Partnership's properties, the Partnership has been actively contacting and monitoring the compliance efforts of utility companies and telecommunication providers which provide services to the Partnership's properties. The Partnership is also in the process of contacting the various municipalities where the Partnership's properties are located to assess the readiness of these municipalities where the Partnership's properties are located to assess the readiness of these municipalities to provide fire, police and other necessary services upon the Year 2000.

The Partnership does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Partnership is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries will be added to the contingency plans.

The Partnership has made Year 2000 readiness an important aspect of its building acquisition due diligence and inspection process. The Partnership endeavors to obtain Year 2000 representations from sellers and conducts inspections of critical systems. Newly acquired facilities are promptly subjected to the Partnership's eight-step plan and results are added to the database.

The Partnership has retained a third-party consultant to identify and assess the Year 2000 readiness of the Partnership's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Partnership's information systems is complete and a timetable for replacement, upgrade of or contingencies for the foregoing systems, that are not Year 2000 ready, if any, has been developed and implemented. Because the Partnership's major source of revenue is rental payments under the leases with its tenants, a failure of any one or all of the key information systems is not expected to have a material affect on the Partnership's financial condition or operations and would not excuse the payment of rents under the leases. Furthermore, the Partnership expects the information systems within its control to be Year 2000 ready in the Third Quarter 1999.

Based upon a preliminary cost assessment prepared by the Task Force, the Partnership has budgeted approximately $100,000 of non-reimbursable expenses for the upgrade and replacement of building systems, equipment and information systems having potential Year 2000 related problems.
                                    - 19 -

There can be no assurance that the Partnership will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. However, based on the information prepared by the Partnership or received to date, Management does not currently expect that the Year 2000 problem will have a material impact on the Partnership's business, operations or financial condition. This expectation is based on Management's analysis related to the Year 2000 readiness of the building systems of the Partnership's properties, our vendors, suppliers, service providers and tenants, and the Partnership's information systems.

                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
---------------------------

The Partnership is engaged as a defendant in certain litigation known as LCI International, Inc. v. Duke Associates No. 70 Limited Partnership, the Partnership and Duke Realty Investments, Inc., U.S. District Court, Southern District Court of Ohio, Eastern Division, Case No. C2-98-499. The action was filed by LCI International, Inc. ("LCI") on May 8, 1998 and arises out of a lease agreement by and between LCI and Duke Associates No. 70 Limited Partnership dated August 14, 1989, for certain property located at 4650 Lakehurst Court, Columbus, Ohio. LCI was seeking a declaratory judgment that the Partnership breached the lease as well as an award of damages. Specifically, LCI claimed that the Partnership was liable for net cash flow proceeds and other amounts under the lease. The Partnership answered the litigation and filed a counterclaim for declaratory judgment that the Partnership was not in breach of the lease. The parties have reached a tentative settlement agreement subject to execution of a definitive settlement and release agreement, amendment to the lease and the appropriate filings with the Court. The amounts, which have been preliminarily agreed to by the parties for purposes of settlement of this matter, will not have a material adverse affect on the financial condition or operation of the Partnership. As previously stated, the settlement arrangement is tentative and there can be no assurance that the parties will be able to reach agreement on final documentation to evidence the settlement.

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults upon Senior Securities
-----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

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

  Exhibits

  The Following exhibits are filed or incorporated by reference as a part of this report:

  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  --------------------

   The Partnership filed Form 8-K on February 12, 1999, to file exhibits in connection with an unsecured debt offering

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 DUKE REALTY LIMITED PARTNERSHIP
 -------------------------------
 By:  Duke Realty Investments, Inc.,
      General Partner                            Registrant


Date: May 14, 1999                       /s/  Thomas L. Hefner
      -------------                      ----------------------------
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