Form 10-Q
period 1999-06-30
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 1999-08-17
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999
                                        -------------

                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    -------   -------.

       ---------------------------------------------------------

     Commission File Number: 0-20625
                             -------
                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                      35-1898425
-----------------------                      ----------------------

                Address of principal executive offices:

                  8888 Keystone Crossing, Suite 1200
                  ----------------------------------
                    Indianapolis, Indiana    46240
                     ----------------------------

                      Telephone:  (317) 808-6000
                       -------------------------

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

The number of Limited Partnership Units outstanding as of August 12, 1999 was 19,069,953.

                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                 INDEX

PART I - FINANCIAL INFORMATION                              PAGE
------------------------------                              ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance
      Sheets as of June 30, 1999
      (Unaudited) and December 31, 1998                     2

     Condensed Consolidated Statements
      of Operations for the three and
      six months ended June 30, 1999
      and 1998 (Unaudited)                                  3

     Condensed Consolidated Statements
      of Cash Flows for the six months
      ended June 30, 1999  and 1998 (Unaudited)             4

     Condensed Consolidated Statement
      of Partners' Equity for the six
      months ended June 30, 1999 (Unaudited)                5

     Notes to Condensed Consolidated
      Financial Statements (Unaudited)                      6-10

     Independent Accountants' Review Report                 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS                                            12-20


PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                             20
Item 2.        Changes in Securities                         20
Item 3.        Defaults Upon Senior Securities               21
Item 4.        Submission of Matters to a Vote
                of Security Holders                         21-22
Item 5.        Other Information                             22
Item 6.        Exhibits and Reports on Form 8-K              22

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                               JUNE 30,      December 31,
                                                 1999            1998
                                              ----------     ------------
     ASSETS                                  (UNAUDITED)
     ------
Real estate investments:
Land and improvements                         $  355,804    $  312,022
Buildings and tenant improvements              2,364,216     2,091,757
Construction in progress                         204,609       185,950
Investments in unconsolidated companies          114,570       125,746
Land held for development                        181,274       146,911
                                               ---------     ---------
                                               3,220,473     2,862,386
Accumulated depreciation                        (204,750)     (179,887)
                                               ---------     ---------
 Net real estate investments                   3,015,723     2,682,499

Cash and cash equivalents                        168,096         6,626
Accounts receivable from tenants,
 net of allowance of $625 and $896                10,720         9,641
Straight-line rent receivable,
 net of allowance of $841                         23,581        20,332
Receivables on construction contracts             75,343        29,162
Deferred financing costs, net of
 accumulated amortization of $7,803
 and $11,064                                      14,732        11,316
Deferred leasing and other costs, net
 of accumulated amortization of $17,934
 and $16,838                                      57,720        53,281
Escrow deposits and other assets                  62,281        41,205
                                               ---------     ---------
                                              $3,428,196    $2,854,062
                                               =========     =========
  LIABILITIES AND PARTNERS' EQUITY

Indebtedness:
  Secured debt                                $  341,556    $  326,317
  Unsecured notes                                890,000       590,000
  Unsecured line of credit                       159,000        91,000
                                               ---------     ---------
                                               1,390,556     1,007,317

Construction payables and amounts
 due subcontractors                               60,776        55,012
Accounts payable                                   3,911         4,836
Accrued expenses:
 Real estate taxes                                39,348        36,075
 Interest                                         14,235        10,329
Other expenses                                    18,602        21,676
Other liabilities                                 22,080        21,928
Tenant security deposits and prepaid rents        18,973        18,534
                                               ---------     ---------
Total liabilities                              1,568,481     1,175,707

Minority interest                                    317           367
                                               ---------     ---------
Partners' equity:
 General partner:
  Common equity                                1,305,582     1,223,260
  Preferred equity                               444,885       348,366
                                               ---------     ---------
                                               1,750,467     1,571,626
  Limited partners' common equity                108,931       106,362
                                               ---------     ---------
  Total partners' equity                       1,859,398     1,677,988
                                               ---------     ---------
                                              $3,428,196    $2,854,062
                                               =========     =========


 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 2 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                              (UNAUDITED)

                                Three Months Ended         Six Months Ended
                                ------------------         ----------------
                                 1999        1998           1999      1998
                                 ----        ----           ----      ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $104,369   $80,503         $203,848  $157,338
  Equity in earnings of
   unconsolidated companies        2,779     2,576            5,287     5,417
                                 -------    ------          -------   -------
                                 107,148    83,079          209,135   162,755
                                 -------    ------          -------   -------

 Operating expenses:
  Rental expenses                 17,501    13,839           36,127    27,684
  Real estate taxes               11,674     8,053           22,491    15,887
  Interest expense                17,129    14,346           33,120    27,225
  Depreciation and amortization   20,935    16,525           41,389    30,785
                                 -------    ------          -------   -------
                                  67,239    52,763          133,127   101,581
                                 -------    ------          -------   -------
   Earnings from rental
    operations                    39,909    30,316           76,008    61,174
                                 -------    ------          -------   -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing fees    3,795     3,597            7,421     6,634
  Construction management and
   development fees                4,812     3,131           13,159     4,690
  Other income                       286       294              580       598
                                 -------    ------          -------   -------
                                   8,893     7,022           21,160    11,922
                                 -------    ------          -------   -------
 Operating expenses:
  Payroll                          3,339     3,804            7,056     6,687
  Maintenance                        807       594            1,602     1,198
  Office and other                 1,165       804            3,884     1,322
                                 -------    ------          -------   -------
                                   5,311     5,202           12,542     9,207
                                 -------    ------          -------   -------

     Earnings from service
      operations                   3,582     1,820            8,618     2,715
                                 -------    ------          -------    ------
General and administrative
 expense                          (3,496)   (3,103)          (7,111)   (5,443)
                                 -------    ------          -------    ------
     Operating income             39,995    29,033           77,515    58,446

OTHER INCOME (EXPENSE):
Interest income                      546       412            1,145       589
Earnings (loss) from
 property sales                    1,971       368            4,285       954
Other expense                       (106)      (30)            (338)      (61)
Other minority interest
 in earnings of subsidiaries        (450)     (254)            (880)     (254)
                                 -------    ------          -------   -------
     Net income                 $ 41,956   $29,529         $ 81,727  $ 59,674
Dividends on preferred units      (9,254)   (4,703)         (18,096)   (9,406)
                                 -------    ------          -------   -------
Net income available for common
 unitholders                    $ 32,702   $24,826         $ 63,631  $ 50,268
                                 =======    ======          =======   =======
Net income per common unit:
 Basic                          $   0.33   $  0.27         $   0.65  $   0.56
                                 =======    ======          =======   =======
 Diluted                        $   0.33   $  0.27         $   0.65  $   0.56
                                 =======    ======          =======   =======
Weighted average number of
 common units outstanding         97,894    90,930           97,548    89,299
                                 =======    ======          =======   =======
Weighted average number of
 common and dilutive
 potential common units           98,855    91,830           98,477    90,222
                                 =======    ======          =======   =======

 See accompanying Notes to Condensed Consolidated Financial Statements

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30,
                            (IN THOUSANDS)
                              (UNAUDITED)


                                                  1999       1998
                                                  ----       ----

Cash flows from operating activities:
  Net income                                   $ 81,727   $ 59,674
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation of buildings
    and tenant improvements                      37,049     27,385
   Amortization of deferred
    financing costs                                 725        656
   Amortization of deferred
    leasing and other costs                       4,340      3,400
   Minority interest in earnings                    880        254
   Straight-line rental income                   (3,748)    (3,107)
   Earnings from property sales                  (4,286)      (954)
   Construction contracts, net                  (40,417)    (2,185)
   Other accrued revenues and
    expenses, net                                 6,799     18,482
   Equity in earnings in excess
    of distributions received from
    unconsolidated companies                       (499)    (3,371)
                                                -------    -------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                  82,570    100,234
                                                -------    -------
Cash flows from investing activities:
  Rental property development costs            (161,843)  (101,464)
  Acquisition of rental properties              (87,827)  (194,703)
  Acquisition of land held for development
   and infrastructure costs                     (60,973)   (19,377)
  Recurring costs:
   Tenant improvements                           (7,845)    (5,216)
   Leasing commissions                           (4,993)    (2,528)
   Building improvements                           (666)      (894)
  Other deferred leasing costs                   (8,439)    (8,049)
  Other deferred costs and other assets         (18,870)    (8,182)
  Proceeds from property sales, net              24,695      3,980
  Other distributions received from
   unconsolidated companies                      16,802          -
  Net investment in and advances to
   unconsolidated companies                     (13,017)   (15,468)
                                                -------    -------
    Net cash used by investing activities      (322,976)  (351,901)
                                                -------    -------


Cash flows from financing activities:
  Contributions from general partner            134,420    102,912
  Proceeds from indebtedness                    300,000    250,000
  Borrowings (repayments) on lines
   of credit, net                                61,000   (20,000)
  Payments on indebtedness including
   principal amortization                        (3,947)    (5,730)
  Distributions to partners                     (66,229)   (53,641)
  Distributions to preferred unitholders        (18,096)    (9,406)
  Distributions to minority interest               (930)      (193)
  Deferred financing costs                       (4,342)      (739)
                                                -------    -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES   401,876    263,203
                                                -------    -------
     NET INCREASE IN CASH AND CASH EQUIVALENTS  161,470     11,536

Cash and cash equivalents at beginning of
  period                                          6,626     10,372
                                                -------    -------
Cash and cash equivalents at end of period     $168,096   $ 21,908
                                                =======    =======


 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 4 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999
                            (IN THOUSANDS)
                              (UNAUDITED)

                                General Partner          Limited
                            ------------------------     Partners'
                              Common       Preferred     Common
                              Equity       Equity        Equity      Total
                            ---------      ---------     ---------   ---------
BALANCE AT DECEMBER
31, 1998                    $1,223,260     $348,366      $106,362    $1,677,988

 Net income                     56,989       18,096         6,642        81,727

 Capital contribution from
  General Partner               38,720       96,519             -       135,239

 Acquisition of Partnership
  interest for common stock
  of the General Partner        46,125            -             -        46,125

 Acquisition of property in
  exchange for Limited Partner
  Units                              -            -         2,644         2,644

 Distributions to preferred
  unitholders                        -      (18,096)            -       (18,096)

 Distributions to partners     (59,512)           -        (6,717)      (66,229)
                             ---------      -------       -------     ---------
BALANCE AT JUNE 30, 1999    $1,305,582     $444,885      $108,931    $1,859,398
                             =========      =======       =======     =========
COMMON UNITS OUTSTANDING
 AT JUNE 30, 1999               89,747                      8,926        98,673
                             =========                    =======     =========


 See accompanying Notes to Condensed Consolidated Financial Statements

                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. FINANCIAL STATEMENTS

On June 18, 1999, the shareholders of Duke Realty Investments, Inc. (the "General Partner") and Weeks Corporation ("Weeks"), approved a merger transaction (the "Merger") which was consummated in July 1999, whereby Weeks and its consolidated subsidiary, Weeks Realty L.P.
("Weeks Operating Partnership") merged with and into the General Partner and Duke Realty Limited Partnership ("Duke Operating Partnership"). The combined operating partnerships continued operating under the name Duke-Weeks Realty Limited Partnership (the "Partnership"). See Note 7 for a more complete discussion of the Merger.

The accompanying condensed financial statements of the Partnership represent the financial position and results of operations for Duke Operating Partnership on a stand-alone basis and do not reflect the financial position or results of operations for Weeks Operating Partnership or the combined partnership, unless otherwise indicated, since the Merger was consummated after June 30, 1999.

The interim condensed consolidated financial statements included herein have been prepared by the Partnership without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Financial Statements.

THE  PARTNERSHIP

The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 90.9% of the Partnership at June 30, 1999. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The   Partnership  has  the  following  lines  of  credit  (LOC)
available:

                          Borrowing                               Outstanding at
                          Capacity      Maturity    Interest      June 30, 1999
Description               (in 000's)    Date        Rate          (in 000's)
------------------------  ----------    ----------  --------      --------------
Unsecured Line of Credit  $450,000      April 2001  LIBOR + .70%   $159,000
Unsecured Line of Credit  $300,000      April 2001  LIBOR + .90%   $      0

Both LOC are used to fund development and acquisition of additional rental properties and to provide working capital.

Effective July 2, 1999, the interest rate on the $450 million LOC was adjusted from LIBOR + .80% to LIBOR + .70% in conjunction with the
Partnership's new debt rating following the Merger (see Note 7). Additionally, the $450 million LOC allows the Partnership an option to obtain borrowings from the financial institutions that participate in the LOC at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the LOC at June 30, 1999 are at LIBOR + .80%.

The $300 million LOC was obtained July 2, 1999, following the Merger (see Note 7). On July 2, 1999, the Partnership repaid certain outstanding debt balances of Weeks Operating Partnership using a combination of cash on hand and the LOC. The balance on the combined LOC following these paydowns was $285 million.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.4 million and $1.1 million for such services for the six months ended June 30, 1999 and 1998, respectively.

Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  NET INCOME PER COMMON UNIT

Basic net income per common unit is computed by dividing net income available for common unitholders by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing net income available for common unitholders by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and six months ended June 30:


                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                       ------------------    -----------------
                                        1999        1998      1999       1998
                                       ------      ------    ------     ------
Basic net income available
 for common unitholders                $32,702     $24,826   $63,631    $50,268
                                        ======      ======    ======     ======

 Weighted average common
  units outstanding                     97,894      90,930    97,548     89,299
 Dilutive units for long-term
  compensation plans                       961         900       929        923
                                        ------      ------    ------     ------
 Weighted average number of
  common units and dilutive
  potential common units                98,855      91,830    98,477     90,222
                                        ======      ======    =======     ======

The Preferred D Series Convertible equity was anti-dilutive at June 30, 1999; therefore, no conversion to common units is included in weighted units outstanding.

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

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Partnership assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership's performance measure.

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 1999 and 1998 and the assets for each of the reportable segments as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                 Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                 --------------------   -----------------
                                  1999          1998     1999       1998
                                 ------        ------   ------     ------
Revenues
--------
 Rental Operations:
  Office Properties              $ 63,001    $50,011    $122,652   $ 99,528
  Industrial Properties            35,820     25,288      68,390     47,841
  Retail Properties                 6,273      5,043      12,078     10,067
  Service Operations                8,893      7,022      21,160     11,922
                                  -------     ------     -------    -------
  Total Segment Revenues          113,987     87,364     224,280    169,358
 Non-Segment Revenue                2,054      2,737       6,015      5,319
                                  -------     ------     -------    -------
  Consolidated Revenue           $116,041    $90,101    $230,295   $174,677
                                  =======     ======     =======    =======
                                 - 8 -

                                 Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                 --------------------   ----------------
                                  1999          1998     1999      1998
                                 ------        ------   ------    ------

Funds From Operations
---------------------
Rental Operations:
 Office Properties              $ 44,191     $35,460    $ 85,405  $ 70,826
 Industrial Properties            28,294      20,414      53,053    38,415
 Retail Properties                 5,324       4,193       9,929     8,325
Services Operations                3,582       1,820       8,618     2,715
                                 -------      ------     -------   -------
   Total Segment FFO              81,391      61,887     157,005   120,281

Non-Segment FFO:
 Interest expense                (17,129)    (14,346)    (33,120)  (27,225)
 Interest income                     546         412       1,145       589
 General and administrative
  expense                         (3,496)     (3,103)     (7,111)   (5,443)
 Other revenues and expenses,
  net                             (1,835)     (1,269)     (2,608)   (3,860)
 Minority interest in earnings      (450)       (254)       (880)     (254)
 Joint venture FFO                 4,021       3,327       8,043     6,967
 Dividends on preferred units     (9,254)     (4,703)    (18,096)   (9,406)
                                 -------      ------     -------   -------
  Consolidated FFO                53,794      41,951     104,378    81,649

 Depreciation and amortization   (20,935)    (16,525)    (41,389)  (30,785)
 Share of joint venture
  adjustments                     (1,241)       (968)     (2,756)   (1,550)
 Earnings from operating
  property sales                   1,084         368       3,398       954
                                 -------      ------     -------   -------

  Net Income Available for
   Common Unitholders           $ 32,702     $24,826    $ 63,631  $ 50,268
                                 =======      ======     =======   =======

                                       JUNE 30,     DECEMBER 31,
                                         1999           1998
                                       --------     ------------
Assets
Rental Operations:
 Office Properties                     $1,590,742   $1,409,162
 Industrial Properties                  1,081,302      907,656
 Retail Properties                        174,821      161,675
Service Operations                         70,686       55,268
                                        ---------    ---------
 Total Segment Assets                   2,917,551    2,533,761
Non-Segment Assets                       510,645      320,301
                                        ---------    ---------
 Consolidated Assets                   $3,428,196   $2,854,062
                                        =========    =========

6.  PARTNERS' EQUITY

The following series of preferred equity are outstanding as of June 30, 1999 (in thousands, except percentages):

             Units         Dividend   Redemption   Liquidation   Book    Conver-
Description  Outstanding   Rate       Date         Preference    Value   tible
-----------  -----------   --------   ----------   -----------   -----   -------
Preferred A
 Series         300         9.100%     8/31/01      $  75,000   $  72,288    No
Preferred B
 Series         300         7.990%     9/30/07        150,000     146,050    No
Preferred D
 Series         540         7.375%     12/31/03       135,000     129,460   Yes
Preferred E
 Series         400         8.250%     1/20/04        100,000      96,519    No

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

7. MERGER WITH WEEKS CORPORATION

On June 18, 1999, the shareholders of both the General Partner and Weeks approved a merger transaction which was consummated in July 1999, whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, and its consolidated subsidiary, Weeks Operating Partnership, were merged with and into the General Partner and its consolidated subsidiary, Duke Operating Partnership. The combined Operating Partnership has continued under the name Duke-Weeks Realty Limited Partnership. In accordance with the terms of the Merger, each outstanding Weeks Operating Partnership common unit was converted into the right to receive 1.38 common units of the Partnership and each outstanding Weeks Operating Partnership Series A preferred equity was converted into the right to receive one unit of a new class of the Partnership Series F preferred equity. In addition, the Partnership assumed Weeks Operating Partnership debt and other liabilities upon consummation of the Merger. The Merger was structured as a tax-free merger and was accounted for under the purchase method.

Based on the in-service properties of Duke Operating Partnership and Weeks Operating Partnership at June 30, 1999, the Partnership would have had 882 in-service properties totaling 86.1 million square feet, which were approximately 93% leased. The Partnership has operations in 15 cities in the midwestern and southeastern United States.

8. SUBSEQUENT EVENTS

The Board of Directors of the General Partner declared the following distributions on July 28, 1999:

            QUARTERLY
CLASS       AMOUNT/UNIT   RECORD DATE         PAYMENT DATE
---------   -----------   -----------         --------------------
Common        $0.39       August 16, 1999      August 31, 1999
Preferred:
 Series A     $0.56875    August 17, 1999      August 31, 1999
 Series B     $0.99875    September 16, 1999   September 30, 1999
 Series D     $0.46094    September 16, 1999   September 30, 1999
 Series E     $0.51563    September 16, 1999   September 30, 1999
 Series F     $0.50000    October 15, 1999     October 29, 1999

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------
The Partners
DUKE-WEEKS REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of June 30, 1999, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 1999 and 1998, the related condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the related condensed consolidated statement of partners' equity for the six months ended June 30, 1999. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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


KPMG LLP
Indianapolis, Indiana
August 3, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented in "Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations" is based on the financial position and results of operations of Duke Operating Partnership on a stand-alone basis and does not consider Weeks Operating Partnership or the combined Partnership, unless otherwise indicated, since the Merger was consummated after June 30, 1999. See further discussion below under Merger with Weeks Corporation.

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

The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-
service portfolio has exceeded 93.9% the last two years. The Partnership expects to continue to maintain its overall occupancy in its Midwestern markets at comparable levels and also expects to be able to increase rental rates in these markets as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of June 30, 1999 and 1998 (in thousands, except percentages):

                          Total             Percent of
                        Square Feet      Total Square Feet     Percent Occupied
                      ---------------    -----------------     ----------------
 Type                  1999     1998      1999       1998       1999      1998
--------              ------   ------    ------     ------     ------    ------
INDUSTRIAL
 Service Centers       6,672     5,296     11.55%     10.98%    92.71%    93.58%
 Bulk                 34,121    28,368     59.06      58.83     93.87%    93.69%
OFFICE
 Suburban             13,575    11,819     23.50      24.51     94.84%    96.21%
 CBD                     861       699      1.49       1.45     93.76%    92.67%
RETAIL                 2,548     2,041      4.41       4.23     92.36%    95.67%
                      ------    ------    ------     ------
  Total               57,777    48,223    100.00%    100.00%    93.90%    94.37%
                      ======    ======    ======     ======

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 6.0% and 9.5% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and (ii) the Partnership's renewal percentage averaged 69%, 81%, 80% in 1998, 1997 and 1996, respectively.
                                - 12 -

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of June 30, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

         Industrial         Office             Retail            Total Portfolio
      ----------------  ----------------  ----------------    ------------------
Yr.of Sq.        Cont.  Sq.        Cont.  Sq.       Cont.     Sq.         Cont.
Exp.  Ft.        Rent   Ft.        Rent   Ft.       Rent      Ft.         Rent
----- -----     ------  -----     ------  -----     ------    -----     --------
1999    2,344  $ 10,934     844  $  9,206     43    $   472      3,231  $ 20,612
2000    3,662    15,518   1,384    17,096    121      1,494      5,167    34,108
2001    3,957    17,118   1,795    22,496     91      1,113      5,843    40,727
2002    4,767    20,552   1,753    20,460    126      1,494      6,646    42,506
2003    3,903    18,265   1,519    19,885    145      1,554      5,567    39,704
2004    3,526    15,586   1,459    20,099     79        959      5,064    36,644
2005    3,625    11,991   1,149    15,781    225      1,972      4,999    29,744
2006    2,733    10,417     787    11,385      8        108      3,528    21,910
2007    2,641     8,587     530     7,488     71        675      3,242    16,750
2008    2,841    10,364     596     7,908     46        614      3,483    18,886
2009
and
There-
After   4,218    17,580   1,858    26,173  1,398     12,773      7,474    56,526
       ------   -------  ------   -------  -----     ------     ------   -------
Total
Leased 38,217  $156,912  13,674  $177,977  2,353    $23,228     54,244  $358,117
       ======   =======  ======   =======  =====     ======     ======   =======
Total
 Port-
 folio
 Sq.
 Ft.   40,793            14,436            2,548                57,777
       ======            ======            =====                ======

Annualized
 net
 effective
 rent per
 Sq.Ft.        $   4.11          $  13.02           $  9.87             $   6.60
                =======           =======            ======              =======

This stable occupancy, along with stable rental rates in each of the Partnership's Midwestern markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
(ii) the expansion into other attractive markets (see discussion of Weeks merger below); and (iii) the completion of the 7.3 million square feet of properties under development by the Partnership at June 30, 1999 over the next three quarters and thereafter. The 7.3 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service        Square       Percent     Project   Stabilized
  Date              Feet         Leased      Costs     Return
  -----------       ------       -------     -------   ----------
  3rd Quarter 1999    1,453         35%       $100,007    11.8%
  4th Quarter 1999    2,699         38%        113,573    11.3%
  1st  Quarter 2000   2,306         46%        178,783    10.8%
  Thereafter            845         23%         93,967    12.0%
                      -----                    -------
                      7,303         38%       $486,330    11.4%
                      =====                    =======

RESULTS OF OPERATIONS

Following is a summary of the Partnership's operating results and property statistics for the three and six months ended June 30, 1999 and 1998 (in thousands, except number of properties and per unit amounts):

                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                         ---------------------------   -------------------------
                           1999               1998       1999             1998
                           ----               ----       ----             ----
[S]                      [C]               [C]         [C]              [C]
Rental Operations
 revenue                 $107,148          $83,079     $209,135         $162,755
Service Operations
 revenue                    8,893            7,022       21,160           11,922
Earnings from Rental
 Operations                39,909           30,316       76,008           61,174
Earnings from Service
 Operations                 3,582            1,820        8,618            2,715
Operating income           39,995           29,033       77,515           58,446
Net income available
 for common units        $ 32,702          $24,826     $ 63,631         $ 50,268
Weighted average common
 units outstanding         97,894           90,930       97,548           89,299
Weighted average common
 and dilutive potential
 common units              98,855           91,830       98,477           90,222
Basic income per
 common unit             $   0.33          $  0.27      $  0.65         $   0.56
Diluted income per
 common unit             $   0.33          $  0.27      $  0.65         $   0.56

Number of in-service
 properties
 at end of period             486              419          486              419
In-service square
 footage at end
 of period                 57,777           48,223       57,777           48,223
Under development
 square footage
 at end of period           7,303            4,149        7,303            4,149

COMPARISON  OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS  ENDED
JUNE 30, 1998
----------------------------------------------------------------------

Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 419 properties comprising 48.2 million square feet at June 30, 1998 to 486 properties comprising 57.8 million square feet at June 30, 1999 through the acquisition of 33 properties totaling 3.6 million square feet and the completion of 41 properties and five building expansions totaling 6.4 million square feet developed by the Partnership. The Partnership also disposed of seven properties totaling 420,000 square feet. These 67 net additional rental properties primarily account for the $24.1 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 67 in-service rental properties.

Interest expense increased by approximately $2.8 million from $14.3 million for the three months ended June 30, 1998 to $17.1 million for the three months ended June 30, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity.

As a result of the above-mentioned items, earnings from rental operations increased $9.6 million from $30.3 million for the three months ended June 30, 1998 to $39.9 million for the three months ended June 30, 1999.

Service Operations
------------------
Service Operation revenues increased by $1.9 million from $7.0 million for the three months ended June 30, 1998 to $8.9 million for the three months ended June 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.

As a result of the above-mentioned items, earnings from Service Operations increased from $1.8 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999.

Net Income Available for Common Unitholders
-------------------------------------------
Net income available for common unitholders for the three months ended June 30, 1999 was $32.7 million compared to net income available for common unitholders of $24.8 million for the three months ended June 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED
JUNE 30, 1998
----------------------------------------------------------------

Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 419 properties comprising 48.2 million square feet at June 30, 1998 to 486 properties comprising 57.8 million square feet at June 30, 1999 through the acquisition of 33 properties totaling 3.6 million square feet and the completion of 41 properties and five building expansions totaling 6.4 million square feet developed by the Partnership. The Partnership also disposed of seven properties totaling 420,000 square feet. These 67 net additional rental properties primarily account for the $46.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 67 in-service rental properties.

Interest expense increased by approximately $5.9 million from $27.2 million for the six months ended June 30, 1998 to $33.1 million for the six months ended June 30, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $300.0 million of unsecured debt issued in the first quarter of 1999 to fund development and acquisition activity.

As a result of the above-mentioned items, earnings from rental operations increased $14.8 million from $61.2 million for the six months ended June 30, 1998 to $76.0 million for the six months ended June 30, 1999.

Service Operations
------------------
Service Operation revenues increased by $9.3 million from $11.9 million for the six months ended June 30, 1998 to $21.2 million for the six months ended June 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which resulted in substantial revenue in the first quarter.

Service Operations operating expenses increased from $9.2 million to $12.5 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

As a result of the above-mentioned items, earnings from Service Operations increased from $2.7 million for the six months ended June 30, 1998 to $8.6 million for the six months ended June 30, 1999.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $5.4 million for the six months ended June 30, 1998 to $7.1 million for the six months ended June 30, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Partnership.

Net Income Available for Common Unitholders
-------------------------------------------
Net income available for common unitholders for the six months ended June 30, 1999 was $63.6 million compared to net income available for common unitholders of $50.3 million for the six months ended June 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $82.6 million and $100.2 million for the six months ended June 30, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties.

Net cash used by investing activities totaling $323.0 million and $351.9 million for the six months ended June 30, 1999 and 1998, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

Net cash provided by financing activities totaling $401.9 million and $263.2 million for the six months ended June 30, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In the first six months of 1999, the Partnership received $37.9 million of net proceeds from the issuance of common shares by the General Partner and $96.5 million of net proceeds from a preferred stock offering by the General Partner. The Partnership also issued $300.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

In the first six months of 1998, the Partnership received $102.9 million of net proceeds from the issuance of common shares by the General Partner and issued $250.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

The   Partnership  has  the  following  lines  of  credit  (LOC)
available:

                            Borrowing                             Outstanding at
                            Capacity     Maturity   Interest      June 30, 1999
  Description               (in 000's)   Date       Rate          (in 000's)
  -----------------------   ----------   ---------  ---------     --------------
  Unsecured Line of Credit  $450,000     April 2001 LIBOR + .70%   $159,000
  Unsecured Line of Credit  $300,000     April 2001 LIBOR + .90%   $      0

                                - 16 -

Both LOC are used to fund development and acquisition of additional rental properties and to provide working capital.

Effective July 2, 1999, the interest rate on the $450 million LOC was adjusted from LIBOR + .80% to LIBOR + .70% in conjunction with the
Partnership's new debt rating following the Merger (see Note 7). Additionally, the $450 million LOC allows the Partnership an option to obtain borrowings from the financial institutions that participate in the LOC at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the LOC at June 30, 1999 are at LIBOR + .80%.

The $300 million LOC was obtained July 2, 1999, following the Merger
(see Note 7). On July 2, 1999, the Partnership repaid certain outstanding debt balances of Weeks Operating Partnership using a combination of cash on hand and the LOC. The balance on the combined LOC following these paydowns was $285 million.

The General Partner and the Partnership currently have on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of June 30, 1999 of approximately $567.9 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also plan to file additional shelf registrations as necessary.

The total debt outstanding at June 30, 1999 consists of notes totaling $1.4 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Partnership has $1.0 billion of unsecured debt and $341.6 million of secured debt outstanding at June 30, 1999. Scheduled principal amortization of such debt totaled $3.9 million for the six months ended June 30, 1999.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at June 30, 1999 (in thousands):

                         Future Repayments
              --------------------------------------------    Weighted Average
              Scheduled                                       Interest Rate of
   Year       Amortization      Maturities         Total      Future Repayments
   ----       ------------      ----------       ---------    -----------------
   1999        $ 4,530         $   28,430        $   32,960       5.92%
   2000          6,592             64,850            71,442       6.94%
   2001          6,909            249,829           256,738       6.47%
   2002          7,179             50,000            57,179       7.40%
   2003          5,285            241,144           246,429       7.63%
   2004          4,330            177,035           181,365       7.41%
   2005          4,678            100,000           104,678       7.50%
   2006          5,061            100,000           105,061       7.09%
   2007          4,616             14,939            19,555       7.81%
   2008          4,071            100,000           104,071       6.77%
   Thereafter   36,078            175,000           211,078       6.82%
                ------          ---------         ---------
   Total       $89,329         $1,301,227        $1,390,556       7.16%
                ======          =========         =========

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of operating property, plus operating depreciation and amortization, and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Partnership's FFO for the three and six months ended June 30 as follows (in thousands):

                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          ---------------------------  -------------------------
                            1999               1998      1999             1998
                            ----               ----      ----             ----
Net income available for
 common units             $  32,702          $ 24,826   $  63,631      $ 50,268
Add back:
  Depreciation and
   amortization              20,935            16,525      41,389        30,785
  Share of joint
   venture adjustments        1,241               968       2,756         1,550
  Earnings from operating
   property sales            (1,084)             (368)     (3,398)         (954)
                            -------           -------     -------       -------
Funds From Operations     $  53,794          $ 41,951    $104,378      $ 81,649
                            =======           =======     =======       =======
Cash flow provided by
(used by):
  Operating activities    $  50,502          $ 61,614    $ 82,570      $100,234
  Investing activities     (155,907)         (242,850)   (322,976)     (351,901)
  Financing activities      238,520           174,380     401,876       263,203

The increase in FFO for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

MERGER WITH WEEKS CORPORATION

On June 18, 1999, the shareholders of both the General Partner and Weeks approved a merger transaction which was consummated in July 1999, whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, and its consolidated subsidiary, Weeks Operating Partnership, were merged with and into the General Partner and its consolidated subsidiary, Duke Operating Partnership. The combined Operating Partnership has continued under the name Duke-Weeks Realty Limited. In accordance with the terms of the Merger, each outstanding Weeks Operating Partnership common unit was converted into the right to receive 1.38 common units of the Partnership and each outstanding Weeks Operating Partnership Series A preferred equity was converted into the right to receive one unit of a new class of the Partnership Series F preferred equity. In addition, the Partnership assumed Weeks Operating Partnership debt and other liabilities upon consummation of the Merger. The Merger was structured as a tax-free merger and was accounted for under the purchase method.

Based on the in-service properties of Duke Operating Partnership and Weeks Operating Partnership at June 30, 1999, the Partnership would have had 882 in-service properties totaling 86.1 million square feet, which were approximately 93% leased. The Partnership has operations in 15 cities in the midwestern and southeastern United States.

YEAR 2000

The Year 2000 problem refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. The Partnership is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as our unitholders, of having in place a Year 2000 readiness plan.

In February 1998, the Partnership formed a Year 2000 Task Force to address the Year 2000 problem on a company-wide basis, including properties and information systems. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Partnership are advised quarterly of the status of the activities undertaken by the Task Force.

The Partnership adopted a Year 2000 readiness plan for its buildings in April 1998 following the basic framework recommended by the Building Owners and Managers Association. This Year 2000 readiness plan consists of eight (8) steps focusing on the identification, prioritization and remediation of potential Year 2000 problems arising from software and embedded chips located within the building systems at the Partnership's properties.

The Partnership recognizes that the Year 2000 problem could affect its operations as well as the property functioning of the embedded systems included in the Partnership's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems, and other automated building systems. Management has identified and inventoried the building systems and equipment at the Partnership's existing properties to determine which systems or equipment could be affected by the Year
2000  problem.  The  inventory  has been  entered  into  a  data  base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to the Year 2000 readiness of all affected building systems and equipment. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing each building system manufacturer or supplier that has supplied an active and affected building system. Each manufacturer or supplier was sent a comprehensive questionnaire designed to assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready.

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

The Partnership has made Year 2000 readiness an important aspect of its building acquisition due diligence and inspection process. The Partnership endeavors to obtain Year 2000 representations from sellers and conducts inspections of critical systems. Newly acquired facilities are promptly subjected to the Partnership's eight-step plan and results are added to the database.
                                - 19 -

Based upon a cost assessment prepared by the Task Force, the Partnership has budgeted approximately $125,000 of non-reimbursable expenses for the upgrade and replacement of certain building systems and internal software having potential Year 2000 related problems and attorney's fees.

In addition to assessing the readiness of the building systems of the Partnership's properties, the Partnership continues to actively contact and monitor the compliance efforts of utility companies and telecommunication providers which provide services to the Partnership's properties. The Partnership has contacted the various municipalities where the Partnership's properties are located to assess the readiness of these municipalities to provide fire, police and other necessary services upon the Year 2000. The readiness of these providers and municipalities has been taken into consideration in preparing contingency plans for the Partnership and its properties.

The Partnership does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Partnership is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries have been and continue to be added to the contingency plans.

The Partnership retained a third-party consultant to identify and assess the Year 2000 readiness of the Partnership's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Partnership's information systems was completed April 1, 1999 at a cost of $50,000. A budget and timetable for replacement, upgrade of or contingencies for the foregoing systems that are not Year 2000 ready has been developed and is being implemented. The estimated cost associated with such replacement and upgrade is budgeted to be $25,000.

There can be no assurance that the Partnership will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. However, based on the information prepared by the Partnership or received to date, Management does not currently expect that the Year 2000 problem will have a material impact on the Partnership's business, operations or financial condition. This expectation is based on Management's analysis related to the Year 2000 readiness of the building systems of the Partnership's properties, its vendors, suppliers, service providers and tenants, and the Partnership's information systems.

                      PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
---------------------------
None

Item 2.  Changes in Securities
------------------------------
None

Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
At the annual meeting of the shareholders of the General Partner held on June 18, 1999, there were 86,751,130 common shares and 1,540,000 preferred shares outstanding and the following matters received the following votes:

1. Proposal to Approve the Merger of Weeks, a Georgia Corporation, with and into General Partner and the Agreement and Plan of Merger by and between Weeks and General Partner dated as of February 28, 1999:

Votes For                Votes Against            Votes Abstained
---------                -------------            ---------------
70,166,716               1,000,878                248,211

2. Proposal to Consider and Vote upon an Amendment to General Partner's Articles of Incorporation in connection with the Proposed Merger which would increase the maximum size of General Partner's Board of Directors from 15 to 23:

Votes For                Votes Against            Votes Abstained
----------               -------------            ---------------
70,135,510               4,135,678                522,813

3. Proposal to Consider and Vote upon two additional amendments to General Partner's Articles of Incorporation which would (1) change the existing requirement that 80% of the shares of capital stock of General Partner approve certain amendments to General Partner's Articles of Incorporation to require the approval of 80% of the common shares of General Partner and (2) change the existing requirement that 80% of the shares of Capital Stock approve any amendment to the provisions of the Articles of Incorporation relating to the number, classes, terms of office and qualifications of directors, to require the approval of a majority of the common shares of General Partner.

Votes For                Votes Against            Votes Abstained
----------               -------------            ---------------
66,816,928               4,796,741                719,684

4.   Election of three Directors to serve until the earlier to occur of
(1) the effective time of the merger, or (2) if the merger is not approved or completed, the ordinary expiration of their terms in 2002:

                         Votes For                Votes Against
                         ----------               -------------
Thomas L. Hefner         79,215,105               4,431,333
L. Ben Lytle             79,202,755               4,443,687
Edward T. Baur           79,205,150               4,441,289

5. Proposal to Consider and Approve the 1999 Directors' Stock Option and Dividend Increase Plan of General Partner:

Votes For                Votes Against            Votes Abstained
----------               -------------            ---------------
73,959,876               6,568,491                666,606

6. Proposal to Consider and Approve the 1999 Salary Replace Stock Option and Dividend Increase Unit Plan of General Partner:

Votes For                Votes Against            Votes Abstained
-----------              -------------            ---------------
80,163,592               2,735,735                747,101

7. Proposal to Consider and Approve an Amendment to General Partner's 1996 Directors' Stock Payment Plan authorizing the issuance of an additional 100,000 shares of General Partner Common Shares under the
Plan:

Votes For                Votes Against            Votes Abstained
----------               -------------            ---------------
80,629,760               2,245,786                770,875


Item 5.  Other Information
-------------------------
When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Partnership's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 28, 1996 for additional information concerning these risks.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits

    The Following exhibits are filed or incorporated by reference as a part of this report:

     Exhibit   15.    Letter  regarding  unaudited  interim   financial
information

   Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

   Reports on Form 8-K

   The Partnership filed Form 8-K on June 29, 1999, to file exhibits in connection with an unsecured debt offering

                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  DUKE-WEEKS REALTY LIMITED PARTNERSHIP
  -------------------------------------
  By:  Duke Realty Investments, Inc.,
       General Partner
                                               Registrant

  Date: August 16, 1999           /s/  Thomas L. Hefner
                                  ----------------------------
                                  President and
                                   Chief Executive Officer


                                  /s/  Darell E. Zink, Jr.
                                  ----------------------------
                                  Executive Vice President and
                                   Chief Financial Officer


                                  /s/  Dennis D. Oklak
                                  ----------------------------
                                  Executive Vice President and
                                   Chief Administrative Officer