Form 10-Q
period 1999-09-30
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 1999-11-15
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1999
                                        ------------------
                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to          .
                                     --------   ---------

-----------------------------------------------------------------------

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

The number of Limited Partnership Units outstanding as of November 12, 1999 was 144,130,784.

                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                 INDEX

PART I - FINANCIAL INFORMATION                              PAGE
------------------------------                              ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance
      Sheets as of September 30, 1999
      (Unaudited) and December 31, 1998                       2

     Condensed Consolidated Statements
      of Operations for the three months
      and nine months ended September 30,
      1999 and 1998 (Unaudited)                               3

     Condensed Consolidated Statements of
      Cash Flows for the nine months ended
      September 30, 1999  and 1998 (Unaudited)                4

     Condensed Consolidated Statement of
      Partners' Equity for the nine months
      ended September 30, 1999 (Unaudited)                    5

     Notes to Condensed Consolidated
      Financial Statements (Unaudited)                      6-11

     Independent Accountants' Review Report                  12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                     13-22


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                 22
Item 2.   Changes in Securities                             22
Item 3.   Defaults Upon Senior Securities                   22
Item 4.   Submission of Matters to a Vote
           of Security Holders                              22
Item 5.   Other Information                                 22
Item 6.   Exhibits and Reports on Form 8-K                  23

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS



        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                         September 30,   December 31,
                                            1999            1998
                                         -------------   ------------
   ASSETS                                (Unaudited)
   ------
Real estate investments:
Land and improvements                   $  596,499       $  312,022
Buildings and tenant improvements        3,920,925        2,091,757
Construction in progress                   370,595          185,950
Investments in unconsolidated companies    168,101          125,746
Land held for development                  231,323          146,911
                                         ---------        ---------
                                         5,287,443        2,862,386
   Accumulated depreciation               (234,071)        (179,887)
                                         ---------        ---------
      Net real estate investments        5,053,372        2,682,499

Cash and cash equivalents                   44,812            6,626
Accounts receivable from tenants,
 net of allowance of $2,361 and $896        17,720            9,641
Straight-line rent receivable,
 net of allowance of $841                   27,265           20,332
Receivables on construction contracts       32,914           29,162
Deferred financing costs, net of
 accumulated amortization of $8,478
 and $11,064                                14,780           11,316
Deferred leasing and other costs,
 net of accumulated amortization
 of $20,749 and $16,838                     67,880           53,281
Escrow deposits and other assets            77,449           41,205
                                         ---------        ---------
                                        $5,336,192       $2,854,062
                                         =========        =========
  LIABILITIES AND PARTNERS' EQUITY
  --------------------------------
Indebtedness:
  Secured debt                          $  522,997       $  326,317
  Unsecured notes                        1,175,860          590,000
  Unsecured lines of credit                265,000           91,000
                                         ---------        ---------
                                         1,964,857        1,007,317

Construction payables and
 amounts due subcontractors                 92,752           55,012
Accounts payable                             4,089            4,836
Accrued expenses:
 Real estate taxes                          60,174           36,075
 Interest                                   14,603           10,329
Other expenses                              38,250           21,676
Other liabilities                           29,112           21,928
Tenant security deposits
 and prepaid rents                          33,845           18,534
                                         ---------        ---------
Total liabilities                        2,237,682        1,175,707
                                         ---------        ---------

Minority interest                              608              367
                                         ---------        ---------
Partners' equity:
 General partner:
  Common equity                          2,079,173        1,223,260
  Preferred equity                         587,385          348,366
                                         ---------        ---------
                                         2,666,558        1,571,626
Limited partners' common equity            328,389          106,362
Limited partners' preferred equity         102,955                -
                                         ---------        ---------
Total partners' equity                   3,097,902       1,677,988
                                         ---------       ---------
                                        $5,336,192      $2,854,062
                                         =========       =========

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 2 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                              (UNAUDITED)

                              Three months ended    Nine months ended
                                September 30,          September 30,
                              ------------------    ------------------
                              1999          1998    1999          1998
                              ----          ----    ----          ----
RENTAL OPERATIONS:
 Revenues:
  Rental income               $157,001    $87,699   $360,849    $245,037
  Equity in earnings of
   unconsolidated companies      3,272      2,649      8,559       8,066
                               -------     ------    -------     -------
                               160,273     90,348    369,408     253,103
                               -------     ------    -------     -------
   Operating expenses:
  Rental expenses               25,095     16,115     61,222      43,799
  Real estate taxes             16,408      8,984     38,899      24,871
  Interest expense              25,960     16,701     59,080      43,926
  Depreciation and
   amortization                 32,738     17,660     74,127      48,445
                               -------     ------    -------     -------
                               100,201     59,460    233,328     161,041
                               -------     ------    -------     -------
     Earnings from rental
      operations                60,072     30,888    136,080      92,062
                               -------     ------    -------     -------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees              7,255      3,606     14,676      10,240
  Construction management
   and development fees          7,817      3,425     20,976       8,115
  Other income                     330        253        910         851
                               -------     ------    -------     -------
                                15,402      7,284     36,562      19,206
                               -------     ------    -------     -------
 Operating expenses:
  Payroll                        5,916      3,178     12,972       9,865
  Maintenance                    4,215        613      5,817       1,811
  Office and other               1,400        678      5,284       2,000
                               -------     ------    -------     -------
                                11,531      4,469     24,073      13,676
                               -------     ------    -------     -------
    Earnings from service
     operations                  3,871      2,815     12,489       5,530
                               -------     ------    -------     -------
General and administrative
 expense                        (4,626)    (2,792)   (11,737)     (8,235)
                               -------     ------    -------     -------
    Operating income            59,317     30,911    136,832      89,357

OTHER INCOME (EXPENSE):
 Interest income                   699        518      1,844       1,107
 Earnings from property sales    3,095        661      7,380       1,615
 Other expense                    (133)      (131)      (471)       (192)
 Other minority interest
  in earnings of subsidiaries     (617)      (692)    (1,497)       (946)
                               -------     ------    -------     -------

     Net income                 62,361     31,267    144,088      90,941
Dividends on preferred units   (14,356)    (4,702)   (32,452)    (14,108)
                               -------     ------    -------      ------
Net income available for
 common units                 $ 48,005    $26,565   $111,636     $76,833
                               =======     ======    =======      ======
Net income per common unit:
 Basic                        $    .35    $   .29   $   1.00     $   .85
                               =======     ======    =======      ======
 Diluted                      $    .35    $   .29   $   1.00     $   .84
                               =======     ======    =======      ======

Weighted average number
 of common units
 outstanding                   137,721     92,434    111,086      90,355
                               =======     ======    =======      ======
Weighted average number
 of common and dilutive
 potential common units        138,923     93,279    112,106      91,252
                               =======     ======    =======      ======

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 3 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            (IN THOUSANDS)
                              (UNAUDITED)



                                                 1999       1998
                                                 ----       ----


Cash flows from operating activities:
  Net income                                     $144,088    $  90,941
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                   66,993       43,039
   Amortization of deferred financing costs         1,324        1,018
   Amortization of deferred leasing and
    other costs                                     7,134        5,406
   Minority interest in earnings                    1,497          946
   Straight-line rental income                     (7,462)      (4,763)
   Earnings from property sales                    (7,380)      (1,615)
   Construction contracts, net                     29,741       (7,311)
   Other accrued revenues and
    expenses, net                                  23,766       25,152
   Equity in earnings in excess of
    distributions received from
    unconsolidated companies                         (942)      (4,651)
                                                   ------      -------
  Net cash provided by operating activities       258,759      148,162
                                                  -------      -------
Cash flows from investing activities:
  Rental property development costs              (306,031)    (163,682)
  Acquisition of rental properties               (124,968)    (231,338)
  Acquisition of land held for development
   and infrastructure costs                       (82,995)     (25,139)
  Recurring costs:
   Tenant improvements                            (14,003)      (7,611)
   Leasing commissions                             (7,952)      (4,668)
   Building improvements                           (1,564)      (1,572)
  Other deferred leasing costs                    (17,126)     (11,533)
  Other deferred costs and other assets           (39,103)     (18,278)
  Proceeds from property sales, net                35,524        7,498
  Other distributions received from
   unconsolidated companies                        16,802            -
  Net investment in and advances to
   unconsolidated companies                       (30,048)     (14,095)
                                                  -------      -------
   NET CASH USED BY INVESTING ACTIVITIES         (571,464)    (470,418)
                                                  -------      -------

Cash flows from financing activities:
  Contributions from general partner              299,978      136,661
  Proceeds from indebtedness                      300,000      250,000
  Borrowings (repayments) on lines of
   credit, net                                    174,000       96,000
  Payments on indebtedness including
   principal amortization                        (264,711)     (48,269)
  Distributions to partners                      (119,382)     (84,876)
  Distributions to preferred unitholders          (32,452)     (14,108)
  Distributions to minority interest               (1,401)        (681)
  Deferred financing costs                         (5,141)      (1,355)
                                                  -------      -------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                    350,891      333,372
                                                  -------      -------
    NET INCREASE IN CASH AND
     CASH EQUIVALENTS                              38,186       11,116

Cash and cash equivalents at
 beginning of period                                6,626       10,372
                                                  -------      -------
Cash and cash equivalents at end of period       $ 44,812     $ 21,488
                                                  =======      =======

 See accompanying Notes to Condensed Consolidated Financial Statements

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (IN THOUSANDS)
                              (UNAUDITED)

                       General Partner       Limited     Limited
                    ---------------------    Partners'   Partners'
                    Common      Preferred    Common      Preferred
                    Equity      Equity       Equity      Equity      Total
                    ---------   ----------   ---------   ---------   ---------
BALANCE AT
 DECEMBER 31, 1998  $1,223,260  $348,366     $106,362    $      -    $1,677,988

Net income              98,451    30,350       13,185       2,102       144,088

Capital
 contribution
 from General
 Partner               204,332    96,519            -           -       300,851

Acquisition of
 Partnership
 interest for
 common stock
 of General
 Partner                49,457         -            -           -        49,457

Acquisition of
 property in
 exchange for
 Limited
 Partner Units               -         -        2,501           -         2,501

Merger with Weeks
 Corporation           608,755   142,500      220,641     102,955     1,074,851

Distributions to
 preferred
 unitholders                 -   (30,350)           -      (2,102)      (32,452)

Distributions to
 partners ($.94
 per Common Unit)     (105,227)        -      (14,155)          -      (119,382)
                     ---------    -------     -------     -------     ---------

BALANCE AT
 SEPTEMBER 30,
 1999               $2,079,027   $587,385    $328,534    $102,955    $3,097,902
                     =========    =======     =======     =======     =========
COMMON UNITS
 OUTSTANDING
 AT SEPTEMBER
 30, 1999             125,180                  18,919                   144,099
                    =========                 =======                 =========

 See accompanying Notes to Condensed Consolidated Financial Statements

                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENTS
In July 1999, Duke Realty Investments, Inc. (the "General Partner") and Weeks Corporation ("Weeks") consummated a merger transaction (the "Weeks Merger") whereby Weeks and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership") merged with and into the General Partner and Duke Realty Limited Partnership ("Duke
Operating   Partnership").  The  combined  operating   partnerships
continued  operating  under  the  name  Duke-Weeks  Realty  Limited
Partnership   ("the   Partnership").  Financial   information   and
references throughout this document are labeled "the Partnership" for both pre-merger and post-merger periods as a result of the Weeks
Merger.   The   Partnership's  financial  statements  and   related
footnotes as of and for the three and nine months ended September 30, 1999, give effect to the Weeks Merger which was accounted for under the purchase method. See Note 7 for a more complete discussion of the Weeks Merger.

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

THE   PARTNERSHIP

The Partnership was formed on October 4, 1993, when the General Partner
contributed   all  of  its  properties  and  related   assets   and
liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the
Partnership.   Simultaneously,  the   Partnership   completed   the
acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is  the  sole general partner of the Partnership and owns 86.9%  of the Partnership at September 30, 1999. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to
a   one-year  holding  period.  The  General  Partner  periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations.

                                 - 6 -
The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

The Partnership has the following lines of credit available (in thousands):

                                                                Outstanding
                         Borrowing     Maturity   Interest      at September
Description              Capacity      Date       Rate          30, 1999
-----------------------  ----------   ---------  --------      -------------
Unsecured Line of Credit  $450,000    April 2001  LIBOR + .70%   $265,000
Unsecured Line of Credit   300,000    April 2001  LIBOR + .90%          0

Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of creidt at September 30, 1999 are at LIBOR + .65% to .70%.

The $300 million line of credit was obtained July 2, 1999, following the Weeks Merger (see Note 7).

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.0 million for such services for both the nine months ended September 30, 1999 and 1998.

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

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended September 30:

                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 -------------------    -----------------
                                 1999          1998     1999       1998
                                 ----          ----     ----       ----
 Basic net income available
  for common units               $  48,005     $26,565  $111, 636   $76,833
                                   =======      ======   ========    ======
 Weighted average number
  of common units
  outstanding                      137,721      92,434    111,086    90,355
 Dilutive units for
  long-term compensation plans       1,202         845      1,020       897
                                   =======      ======    =======    ======
 Weighted average number of
  common units and dilutive
  potential common units           138,923      93,279    112,106    91,252
                                   =======      ======    =======    ======


The Preferred D Series Convertible equity (see Note 6) and Preferred G Convertible units (see Note 6) were both anti-dilutive at September 30, 1999; therefore, no conversion to common units is included in weighted units outstanding.

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

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Partnership assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership's performance measure.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 1999 and 1999 and the assets for each of the reportable segments as of September 30, 1999 and December 31, 1999 are summarized as follows:

                            THREE MONTHS ENDED   NINE MONTHS ENDED
                              SEPTEMBER 30,        SEPTEMBER 30,
                            ------------------   -----------------
                            1999          1998   1999         1998
                            ----          ----   ----         ----
Revenues
 Rental Operations:
  Office Properties        $ 77,676    $56,266   $200,328    $155,794
  Industrial Properties      73,486     26,170    141,876      74,011
  Retail Properties           6,491      5,298     18,569      15,365
Service Operations           15,402      7,284     36,562      19,206
                            -------     ------    -------     -------
  Total Segment Revenues    173,055     95,018    397,335     264,376
  Non-Segment Revenue         2,620      2,614      8,635       7,933
                            -------     ------    -------     -------
  Consolidated Revenue     $175,675    $97,632   $405,970    $272,309
                            =======     ======    =======     =======

Funds From Operations
 Rental Operations:
   Office Properties       $ 51,794    $38,296   $137,199    $109,122
   Industrial Properties     56,435     18,663    109,488      57,078
   Retail Properties          5,366      4,323     15,295      12,648
  Services Operations         3,871      2,816     12,489       5,531
                            -------     ------    -------     -------
   Total Segment FFO       $117,466    $64,098   $274,471    $184,379

 Non-Segment FFO:
  Interest expense          (25,960)   (16,701)   (59,080)    (43,926)
  Interest income               699        518      1,844       1,107
  General and administrative
   expense                   (4,626)    (2,792)   (11,737)     (8,235)
  Other revenues and
   expenses, net              2,459      1,188       (149)     (2,672)
  Minority interest
   in earnings-other           (617)      (692)    (1,497)       (946)
  Joint venture FFO           4,542      3,749     12,585      10,716
Dividends on preferred
  units                     (14,356)    (4,703)   (32,452)    (14,109)
                            -------     ------    -------     -------
  Consolidated FFO           79,607     44,665    183,985     126,314

Depreciation and
 amortization               (32,738)   (17,660)   (74,127)    (48,445)
Share of joint venture
 adjustments                 (1,270)    (1,101)    (4,026)     (2,651)
 Earnings from depreciated
  property sales              2,406        661      5,804       1,615
                            -------     ------    -------     -------

   Net Income Available
      for Common Units     $ 48,005    $26,565   $111,636    $ 76,833
                            =======     ======    =======     =======

                                      SEPTEMBER 30,    DECEMBER 31,
                                          1999            1998
                                      -------------    -----------
Assets
------
 Rental Operations:
   Office Properties                  $2,395,813       $1,409,162
   Industrial Properties               2,103,070          907,656
   Retail Properties                     190,313          161,675
 Service Operations                       84,383           55,268
                                       ---------        ---------
   Total Segment Assets                4,773,579        2,533,761
 Non-Segment Assets                      562,613          320,301
                                       ---------        ---------
   Consolidated Assets                $5,336,192       $2,854,062
                                       =========        =========

6. PARTNERS' EQUITY

The following series of preferred equity are outstanding as of September 30, 1999 (in thousands, except percentages):

                 Units     Dividend  Redemption  Liquidation             Conver-
Description   Outstanding    Rate      Date      Preference   Book Value tible
-----------   -----------  --------  ----------  -----------  ---------- -------
Preferred A
 Series        300          9.100%   08/31/01     $ 75,000    $ 72,288    No
Preferred B
 Series        300          7.990%   09/30/07      150,000     146,050    No
Preferred D
 Series        540          7.375%   12/31/03      135,000     129,600   Yes
Preferred E
 Series        400          8.250%   01/20/04      100,000      96,519    No
Preferred F
 Series        600          8.000%   10/10/02      150,000     142,500    No

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

PREFERRED UNITS

On July 2, 1999, in accordance with the terms of the Weeks Merger, the Partnership converted 1,400,000 Weeks Operating Partnership 8% Series C cumulative redeemable preferred limited partnership interests into 1,400,000 8% Series G cumulative redeemable preferred limited partnership interests (the "Series G Preferred Units"). The Series G Preferred Units were recorded at a value of $35,000,000 based upon the estimated fair market value at the date of the merger announcement. The Series G Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable by the Partnership on or after November 6, 2003, at a redemption price of $25.00 per preferred unit. In combination with the conversion of the Series G Preferred Units, the Partnership issued a warrant that entitles its holder to purchase either 1,046,729 shares of the 1,400,000 shares of 8% Series I Preferred Stock at a price of $25.00 per share. The Series G Preferred Units are authomatically redeemed upon the exercise of the warrant. The warrant has a perpetual term unless the Series G Preferred units are redeemed by the Partnership, in which case the warrant expires within 30 days of redemption.

Alson on July 2, 1999 and in accordance with the terms of the Weeks Merger, the Partnership converted 2,600,000 Weeks Operating Partnership 8.625% Series D cumulative redeemable preferred limited partnership interest into 2,600,000 8.625% Series H cumulative redeemable preferred limited partnership interest (the "Series H Preferred Units"). The Series H Preferred Units were recorded at a value of $67,955,000 based upon the estimated fair market value at the date of the merger announcment. The Series H Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable at the option of the Partnership on or after November 12, 2003, at a redemption price of $25.00 per preferred unit.

COMMON UNITS

On July 2, 1999, in accordance with the terms of the Weeks Merger, the Partnership issued 10,144,424 Partnership common units to Weeks Operating Partnership limited partnership unitholders at a rate of
1.38 Partnership common units for each Weeks Operating Partnership limited partnership unit outstanding.

7. MERGER WITH WEEKS CORPORATION

In July 1999, the General Partner and Weeks approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Operating Partnership, were merged with and into the General Partner and its consolidated subsidiary, Duke Operating Partnership. The combined Operating Partnership has continued under the name Duke-Weeks Realty Limited Partnership. In accordance with the terms of the Weeks Merger, each outstanding Weeks Operating Partnership common unit was converted into the right to receive 1.38 common units of the Partnership and each outstanding Weeks Operating Partnership Series A preferred equity was converted into the right to receive one unit of a new class of the Partnership Series F preferred equity. The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and Duke Operating Partnership with the appropriate purchase accounting adjustments, assuming the Weeks Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Partnership's actual operating results would have been had Weeks Operating Partnership and Duke Operating Partnership constituted a single entity during such periods (in thousands, except per unit amounts):

                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                 ------------------    ------------------
                                 1999          1998    1999          1998
                                 ----          ----    ----          ----
                               (Actual)  (Pro Forma) (Pro Forma) (Pro Forma)
Rental Income                    $157,001  $127,312    $451,932  $354,720
                                  =======   =======     =======   =======
Net earnings attributable
 to Common Units                 $ 48,005  $ 35,577    $136,623  $102,677
                                  =======   =======     =======   =======

Weighted average Common
 Units outstanding:
     Basic                        137,721   128,012     136,350   126,075
                                  =======   =======     =======   =======
     Diluted                      138,923   130,061     137,540   127,209
                                  =======   =======     =======   =======

Earnings attributable
 to Common Units:
      Basic                       $   .35   $   .28    $   1.00  $    .82
                                   ======    ======     =======   =======
      Diluted                     $   .35   $   .27    $    .99  $    .81
                                   ======    ======     =======   =======

8.  SUBSEQUENT EVENTS

The Board of Directors of the General Partner declared the following distributions on October 27, 1999:


                 Quarterly
Class            Amount/Unit     Record Date          Payment Date
----------       ------------    -----------         --------------
Common            $   0.39     November 19,  1999     November 30, 1999
Preferred:
 Series A         $0.56875     November 16,  1999     November 30, 1999
 Series B         $0.99875     December 17,  1999     December 31, 1999
 Series D         $0.46094     December 17,  1999     December 31, 1999
 Series E         $0.51563     December 17,  1999     December 31, 1999
 Series F         $0.50000     January 17, 2000       January 31, 2000

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Partners
DUKE-WEEKS REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of September 30, 1999, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the related condensed consolidated statement of partners' equity for the nine months ended September 30, 1999. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of December 31,
1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999 (except as to Note 12, which is as of March 1, 1999), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
Indianapolis, Indiana
October 26, 1999
                                - 12 -

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

The Partnership's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. Consequently, the Partnership's occupancy rate of its in-service portfolio has averaged 94.3% the last two years. The Partnership expects to continue to maintain its overall occupancy at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see Merger with Weeks Operating Partnership below).

The   following   table  sets  forth  information  regarding   the
Partnership's in-service portfolio of rental properties as of September 30, 1999 and 1998 (in thousands, except percentages):


                   Total             Percent of
                   Square Feet       Total Square Feet     Percent Occupied
                   --------------    -----------------     ----------------
Type               1999      1998    1999         1998     1999        1998
----               ----      ----    -----        ----     ----        ----
Industrial
  Service Centers  11,313     5,601   12.8%     11.3%      93.9%      93.7%
  Bulk             56,527    29,009   64.0%     58.6       92.4%      95.1%
Office
  Suburban         16,751    11,950   19.0%     24.1       92.7%      96.0%
  CBD                 861       699    1.0%      1.4       92.2%      97.0%
Retail              2,836     2,249    3.2%      4.6       93.7%      97.0%
                   ------    ------  ------   ------
 Total             88,288    49,508  100.0%   100.0%       92.7%      95.3%
                   ======    ======  ======   ======

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 4.3% and 9.8% of the Partnership's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and
(ii) the Partnership's renewal percentage averaged 69%, 81% and 80% in 1998, 1997 and 1996, respectively.

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of September 30, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


             Total
            Portfolio              Industrial          Office           Retail
       -----------------------  ------------------ ---------------  ------------
Yr of  Sq.    Rent             Sq.         Rent   Sq.       Rent   Sq.     Rent
Exp    Ft.    $            %   Ft.          $     Ft.        $     Ft.     $
-----  ----   --------   ----  ------    -------- ------  -------- ----  -------
1999    3,499 $ 22,043    4%      2,947  $ 15,510    538  $  6,367    14 $   166
2000    8,056   47,778    9%      6,283    26,933  1,600    19,236   173   1,609
2001    9,265   56,896   11%      7,220    31,712  1,942    23,956   103   1,228
2002   10,605   69,527   13%      8,151    39,697  2,318    28,166   136   1,664
2003    9,314   64,880   12%      7,180    36,099  1,959    25,805   175   2,976
2004    9,028   65,467   12%      6,784    34,658  2,112    29,557   132   1,252
2005    6,009   37,242    7%      4,536    18,280  1,223    16,794   250   2,168
2006    4,745   30,825    6%      3,798    17,061    936    13,614    11     150
2007    4,572   25,338    5%      3,882    16,074    626     8,680    64     584
2008    5,379   34,303    6%      4,368    19,440    965    14,249    46     614
2009
and
There-
after  11,365   80,417   15%      7,705    35,807  2,107    30,173 1,553  14,437
       ------  -------  ----     ------    ------  -----   ------- ------ ------
Total
Leased 81,837 $534,716  100%     62,854  $291,271 16,326  $216,597 2,657 $26,848
       ======  =======  ====     ======   ======= ======   ======= =====  ======

Total
Port-
folio
Square
Feet  88,288                     67,840           17,612          2,836
      ======                     ======           ======          =====
Annualized
net effective
rent per
square foot  $   6.53                    $   4.63        $  13.27       $ 10.10
              =======                     =======         =======        ======

This stable occupancy, along with stable rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets (see Merger with Weeks Corporation below); and (iii) the completion of the 12.5 million square feet of properties under development at September 30, 1999 over the next three quarters and thereafter. The
12.5 million square feet of properties under development should provide future earnings from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):


Anticipated                                           Anticipated
In-Service          Square       Percent  Project     Stabilized
Date                 Feet        Leased   Costs       Return
--------------      -------      ------   -------     -----------
  4th Quarter 1999   5,379        56%      $294,528       11.4%
  1st Quarter 2000   3,048        35%       222,649       10.9%
  2nd Quarter 2000   2,256        52%       140,531       11.2%
  Thereafter         1,796        55%       149,537       11.7%
                    ------                  -------
                    12,479        50%      $807,245       11.3%
                    ======                  =======

MERGER WITH WEEKS OPERATING PARTNERSHIP

In July 1999, the General Partner and Weeks approved a merger transaction ("Weeks Merger") whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, and its consolidated subsidiary, Weeks Operating Partnership, were merged with and into the General Partner and its consolidated subsidiary, Duke Operating Partnership. The combined Operating Partnership has continued its existence under the name Duke-Weeks Realty Limited Partnership. In accordance with the terms of the Weeks Merger, each outstanding Weeks Operating Partnership common unit was converted into the right to receive 1.38 common units of the Partnership and each outstanding Weeks
                                 - 14 -

Operating Partnership Series A preferred equity was converted into the right to receive one unit of a new class of the Partnership Series F preferred equity. The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and Duke Operating Partnership with the appropriate purchase accounting adjustments, assuming the Weeks Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Partnership's actual operating results would have been had Weeks Operating Partnership and Duke Operating Partnership constituted a single entity during such periods (in thousands, except per unit amounts):

                                      Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      -------------------   -----------------
                                      1999           1998   1999         1998
                                      ----           ----   ----         ----
                                   (Actual)  (Pro Forma) (Pro Forma) (Pro Forma)
Rental Income                         $157,001   $127,312   $451,932  $354,720
                                       =======    =======    =======   =======
Net earnings attributable
 to Common Units                      $ 48,005   $ 35,577   $136,623  $102,677
                                       =======    =======    =======   =======

Weighted average Common
 Units outstanding:
     Basic                             137,721    128,012    136,350   126,075
                                       =======    =======    =======   =======
     Diluted                           138,923    130,061    137,540   127,209
                                       =======    =======    =======   =======
Earnings attributable to
 Common Units:
      Basic                           $    .35   $    .28   $   1.00  $    .82
                                       =======    =======    =======   =======
      Diluted                         $    .35   $    .27   $    .99  $    .81
                                       =======    =======    =======   =======

RESULTS OF OPERATIONS

Following is a summary of the Partnership's operating results and property statistics for the three and nine months ended September 30, 1999 and 1998 (in thousands, except number of properties and per unit amounts):

                               Three months ended    Nine months ended
                                 September 30,         September 30,
                               ------------------    ------------------
                               1999          1998    1999          1998
                               ----          ----    ----          ----
Rental Operations revenue      $160,273   $ 90,348   $369,408    $253,103
Service Operations revenue       15,402      7,284     36,562      19,206
Earnings from Rental
 Operations                      60,072     30,888    136,080      92,062
Earnings from Service
 Operations                       3,871      2,815     12,489       5,530
Operating income                 59,317     30,911    136,832      89,357
Net income available for
 common shares                 $ 41,462    $23,449  $  98,452    $ 67,569
Weighted average common
 shares outstanding             118,820     81,594     97,966      79,461
Weighted average common
 and dilutive potential
 common shares                  138,923     93,279    112,106      91,252
Basic income per common share  $    .35   $    .29   $   1.00    $    .85
Diluted income per
 common share                  $    .35   $    .29   $   1.00    $    .84
Number of in-service
 properties at end of period        841        428        841         428
In-service square footage at
 end of period                   88,288     49,508     88,288      49,508
Under development square
 footage at end of period        12,479      5,088     12,479       5,088

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------------
Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 428 properties comprising 49.5 million square feet at September 30, 1998 to 841 properties comprising 88.3 million square feet at September 30, 1999 through the acquisition of 374 properties totaling 32.2 million square feet and the completion of 49 properties and six building expansions totaling 7.5 million square feet developed by the Partnership. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Corporation. The Partnership also disposed of ten properties totaling 868,000 square feet. These 413 net additional rental properties primarily account for the $69.9 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 413 in-service rental properties.

Interest expense increased by approximately $9.3 million from $16.7 million for the three months ended September 30, 1998 to $26.0 million for the three months ended September 30, 1999 primarily as a result of $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity, and $240 million of secured debt and $287 million of unsecured debt assumed July 2, 1999 in the merger with Weeks (see Merger with Weeks Corporation below).

As a result of the above-mentioned items, earnings from rental operations increased $29.2 million from $30.9 million for the three months ended September 30, 1998 to $60.1 million for the three months ended September 30, 1999.

Service Operations
------------------
Service Operation revenues increased by $8.1 million from $7.3 million for the three months ended September 30, 1998 to $15.4 million for the three months ended September 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.

As a result of the above-mentioned items, earnings from Service Operations increased from $2.8 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999.

Net Income Available for Common Unitholders
-------------------------------------------
Net income available for common unitholders for the three months ended September 30, 1999 was $48.0 million compared to net income available for common unitholders of $26.6 million for the three months ended September 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS
ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------

Rental Operations
-----------------
The Partnership increased its in-service portfolio of rental properties from 428 properties comprising 49.5 million square feet at September 30, 1998 to 841 properties comprising 88.3 million square feet at September 30, 1999 through the acquisition of  374
properties totaling 32.2 million square feet and
the completion of 49 properties and six building expansions totaling 7.5 million square feet developed by the Partnership. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Corporation. The Partnership also disposed of ten properties totaling 868,000 square feet. These 413 net additional rental properties primarily account for the $116.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 413 in-service rental properties.

Interest expense increased by approximately $15.2 million from $43.9 million for the nine months ended September 30, 1998 to
$59.1 million for the nine months ended September 30, 1999 primarily as a result of $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity, and $240 million of secured debt and $287 million of unsecured debt assumed July 2, 1999 in the merger with Weeks (see Merger with Weeks Corporation below).

As a result of the above-mentioned items, earnings from rental operations increased $44.0 million from $92.1 million for the nine months ended September 30, 1998 to $136.1 million for the nine months ended September 30, 1999.

Service Operations
------------------
Service  Operation revenues increased by $17.4 million  from  $19.2 million for the nine months ended September 30, 1998 to $36.6 million for the nine months ended September 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which resulted in substantial revenue during the period.

Service Operations operating expenses increased from $13.7 million to $24.1 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

As a result of the above-mentioned items, earnings from Service Operations increased from $5.5 million for the nine months ended
September  30,  1998  to $12.5 million for the  nine  months  ended
September 30, 1999.

General and Administrative Expense
----------------------------------
General and administrative expense increased from $8.2 million for the nine months ended September 30, 1998 to $11.7 million for the nine months ended September 30, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Partnership.

Net Income Available for Common Unitholders
-------------------------------------------
Net income available for common unitholders for the nine months ended September 30, 1999 was $111.6 million compared to net income available for common unitholders of $76.8 million for the nine
                             - 17 -
months ended September 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $258.8 million and $148.2 million for the nine months ended September 30, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to preferred unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties.

Net cash used by investing activities totaling $571.5 million and $470.4 million for the nine months ended September 30, 1999 and 1998, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

Net cash provided by financing activities totaling $350.9 million and $333.4 million for the nine months ended September 30, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and repayments of outstanding indebtedness. In the first nine months of 1999, the Partnership received $203.5 million of net proceeds from the issuance of common shares by the General Partner and $96.5 million of net proceeds from a preferred stock offering by the General Partner. The Partnership also issued $300.0 million of unsecured debt. The
Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

In the first nine months of 1998, the Partnership received $136.7 million of net proceeds from the issuance of common shares by the General Partner and issued $250.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

The Partnership has the following lines of credit available (in thousands):


                                                                Outstanding
                          Borrowing     Maturity     Interest   at September
Description               Capacity      Date         Rate       30, 1999
------------------------  ----------   ----------   ---------  -------------
Unsecured Line of Credit  $450,000     April 2001   LIBOR + .70%  $265,000
Unsecured Line of Credit   300,000     April 2001   LIBOR + .90%         0

Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

Effective  July 2, 1999, the interest rate on the $450 million line of credit was  adjusted from LIBOR + .80% to LIBOR + .70%.  Additionally,
the  $450  million line of credit allows   the Partnership  an  option
to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 1999 are at LIBOR + .65% to .70%.

The $300 million line of credit was obtained July 2, 1999, following with the Merger with Weeks Corporation.

The  Partnership  and the General Partner currently  have  on  file three  Form  S-3  Registration Statements with the  Securities  and
Exchange Commission ("Shelf Registrations") which had remaining availability as of September 30, 1999 of approximately $417.9 million to issue common stock, preferred stock or unsecured debt securities. The Partnership and the General Partner intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The Partnership and General Partner also plan to file additional shelf registrations as necessary.

The total debt outstanding at September 30, 1999 consists of notes totaling $2.0 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Partnership has $1.4 billion of unsecured debt and $523.0 million of secured debt
outstanding   at   September   30,   1999.   Scheduled   principal
amortization of such debt totaled $7.6 million for the nine months ended September 30, 1999.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at September 30, 1999 (in thousands):

                          Future Repayments
               ------------------------------------------  Weighted Average
               Scheduled                                   Interest Rate of
   Year        Amortization     Maturities       Total     Future Repayments
   -----       ------------     ----------   ------------- -----------------
   1999        $  4,018         $   27,935   $   31,953       6.25%
   2000          15,363             66,561       81,924       7.09%
   2001          13,684            442,120      455,804       6.71%
   2002          13,542             55,037       68,579       7.42%
   2003          12,651            243,194      255,845       7.62%
   2004          12,282            176,151      188,433       7.41%
   2005          11,256            313,662      324,918       7.16%
   2006          10,575            146,156      156,731       7.40%
   2007           8,910             16,555       25,465       7.44%
   2008           8,068            100,000      108,068       6.80%
   Thereafter    36,121            231,016      267,137       7.16%
                -------          ---------    ---------
   Total       $146,470         $1,818,387   $1,964,857       7.16%
                =======          =========    =========

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis, is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Partnership's FFO for the three and nine months ended September 30 as follows (in thousands):

                                      Three months ended    Nine months ended
                                        September 30,         September 30,
                                      -------------------   -----------------
                                      1999           1998   1999         1998
                                      ----           ----   ----         ----
   Net income available for
    common units                      $ 48,005    $ 26,565  $111,636  $ 76,833
   Add back:
    Depreciation and amortization       32,738      17,660    74,127    48,445
    Share of joint venture adjustments   1,270       1,101     4,026     2,651
    Earnings from depreciated
     property sales                     (2,406)       (661)   (5,804)   (1,615)
                                       -------     -------   -------   -------
   FUNDS FROM OPERATIONS              $ 79,607    $ 44,655  $183,985  $126,314
                                       =======     =======   =======   =======
   CASH FLOW PROVIDED BY (USED BY):
     Operating activities             $176,189    $ 47,928  $258,759  $148,162
     Investing  activities            (248,488)   (118,517) (571,464) (470,418)
     Financing activities              (50,985)     70,169   350,891   333,372

The increase in FFO for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 results primarily from the increased in-service rental
property   portfolio   as  discussed  above   under   "Results   of
Operations."

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

YEAR 2000

The Year 2000 problem refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. Duke-Weeks Realty Corporation (the "Partnership") is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as our unitholders, of having in place a Year 2000 readiness plan.

In February, 1998, the Partnership formed a Year 2000 Task Force to address the Year 2000 problem on a company-wide basis, including properties and information systems. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Partnership are advised quarterly of the status of the activities undertaken by the Task Force.

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

The  Partnership recognizes that the Year 2000 problem could affect it operations as well as the proper functioning of the embedded systems included in the Partnership's properties. In particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other
automated   building   systems.  Management  has   identified   and
inventoried the building systems and equipment at the Partnership's existing properties to determine which systems could be affected by the Year 2000 problem. The inventory has been entered into a data base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to  the Year 2000 readiness of all affected building systems. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing each building system manufacturer or supplier that has supplied an active and affected
building  system.  Each  manufacturer  or  supplier  was   sent   a
comprehensive  questionnaire designed to
assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready. Based on the responses received from the manufacturers and suppliers of the building systems, Management developed a work plan detailing the tasks and resources required to ready the operations and systems of the Partnership's properties for the Year 2000. In many cases the Partnership will be relying on these statements from outside vendors as to the Year 2000 readiness of their systems, and
will   not,   in   most  circumstances,  attempt  any   independent
verification. The work plan includes prioritization and appropriate timetables for the necessary remediation and testing of affected building systems, as well as the preparation of contingency plans if Year 2000 readiness can not be achieved.

The contingency planning process is complete. The Partnership's contingency plans generally provide for obtaining or allowing alternative access, limited electrical and telephone service and, security and other basic services. The Partnership's contingency plans focus on those operational systems and utilities which, if interrupted, could cause the greatest disruption to the Partnership's properties and business operations. The contingency plans establish in detail the actions to be followed in the event of a system or utility failure. The contingency plans also identify key contacts for purposes of remediating system and utility failures and other requirements such as staffing, equipment, office supplies and quality assurance issues.

The Partnership has made Year 2000 readiness an important aspect of its building acquisition due diligence and inspection process. The Partnership endeavors to obtain Year 2000 representations from sellers and conducts inspections of critical systems. Newly acquired facilities are promptly subjected to the Partnership's eight-step plan and results are added to the database.

Based upon a cost assessment prepared by the Task Force, the Partnership has budgeted approximately $250,000 of non-reimbursable expenses for the upgrade and replacement of certain building systems having potential Year 2000 related problems.

In addition to assessing the readiness of the building systems of the Partnership's properties, the Partnership continues to actively contact and monitor the compliance efforts of utility companies and
telecommunication   providers  which  provide   services   to   the
Partnership's properties. The Partnership has contacted the various municipalities where the Partnership's properties are located to assess the readiness of these municipalities where the Partnership's properties are located to provide fire, police and other necessary services upon the Year 2000. The readiness of these providers and municipalities has been taken into consideration in preparing contingency plans for the Partnership and its properties.

The Partnership does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Partnership is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries have been and continues to be added to the contingency plans.

The Partnership retained a third-party consultant to identify and assess the Year 2000 readiness of the Partnership's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Partnership's information systems was completed April 1, 1999 at a cost of $75,000. A budget and timetable for replacement, upgrade of or contingencies for the foregoing systems, that are not Year 2000 ready has been developed and is being implemented. The estimated cost associated with such replacement and upgrade is budgeted to be $340,000.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits

   The Following exhibits are filed or incorporated by reference as a part of this report:

   Exhibit  15.   Letter  regarding  unaudited  interim  financial information

   Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

   Reports on Form 8-K

   The Partnership filed an 8-K on July 16, 1999, to file exhibits in connection with the merger with Weeks Operating Partnership.

   The Partnership filed an 8-K on August 31, 1999, to file exhibits, including financial statements, in connection with the merger with Weeks Operating Partnership.

                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
By:  Duke Realty Investments, Inc.,
     General Partner
                                              Registrant


Date: November 12, 1999              /s/  Thomas L. Hefner
      ------------------             --------------------------
                                     President and
                                      Chief Executive Officer


                                     /s/  Darell E. Zink, Jr.
                                     --------------------------
                                     Executive Vice President and
                                      Chief Financial Officer


                                     /s/  Dennis D. Oklak
                                     --------------------------
                                     Executive Vice President and
                                      Chief Administrative Officer
                                - 24 -