Form 10-K
period 1999-12-31
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2000-03-30
CIK 1003410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999
               or
          / /  Transition report pursuant to section 13 or 15(d) of
               the Securities Exchange Act of 1934 (No Fee Required)
               for the transition period from            to
                                             ----------     ------------

     Commission file number       0-20625
                              -------------

                         DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                  ---------------------------------------------
              (Exact name of registrant as specified in its charter)

               Indiana                            35-1898425
     -------------------------------         ---------------------
     (State or other jurisdiction of
      incorporation or organization)    (I.R.S. Employer Identification No.)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                   46240
     ----------------------------------------------    ------
        (Address of principal executive offices)     (Zip Code)
                                 (317)  808-6000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Title of each class:          Name of each exchange on which registered:
               None                               N/A
     --------------------------    -----------------------------------------

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

     The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $275.6 million based on the last reported sale price of the common shares of Duke-Weeks Realty Corporation into which Limited Partner Units are exchangeable, on March 8, 2000.

     The number of Limited Partnership Units outstanding as of March 8, 2000 was 19,059,815.

                                TABLE OF CONTENTS

                                    FORM 10-K


          Item No.                                          Page(s)
          --------                                          -------
          PART I

               1.   Business                                1 - 4
               2.   Properties                              4 - 23
               3.   Legal Proceedings                         24
               4.   Submission of Matters to a
                     Vote of Security Holders                 24

          PART II

               5.   Market for the Registrant's
                     Equity and Related Security Holder
                     Matters                                  24
               6.   Selected Financial Data.                  25
               7.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          26 - 33
               7a.  Quantitative and Qualitative
                     Disclosure About Market Risks          33 - 34
               8.   Financial Statements and
                     Supplementary Data.                       24
               9.   Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                      34

          PART III

             10.  Directors and Executive Officers
                     of the Registrant                         34
             11.  Executive Compensation                       35
             12.  Security Ownership of Certain
                   Beneficial Owners and Management            36
             13.  Certain Relationships and Related
                   Transactions.                               36

          PART IV

             14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K         36 - 76

          Signatures                                         77 - 78
          Exhibits                                           79 - 82

   WHEN USED IN THIS FORM 10-K REPORT, THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. IN PARTICULAR, AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST, GENERAL BUSINESS AND ECONOMIC CONDITIONS, COMPETITION, INCREASES IN REAL ESTATE CONSTRUCTION COSTS, INTEREST RATES, ACCESSIBILITY OF DEBT AND EQUITY CAPITAL MARKETS AND OTHER RISKS INHERENT IN THE REAL ESTATE BUSINESS INCLUDING TENANT DEFAULTS, POTENTIAL LIABILITY RELATING TO ENVIRONMENTAL MATTERS AND ILLIQUIDITY OF REAL ESTATE INVESTMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO ADVISED TO REFER TO DUKE-WEEKS REALTY CORPORATION'S (FORMERLY DUKE REALTY INVESTMENTS, INC.) FORM 8-K REPORT AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 FOR ADDITIONAL INFORMATION CONCERNING THESE RISKS.

                                     PART I
   ITEM 1.  BUSINESS

   Duke-Weeks Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke-Weeks Realty Corporation (the "Predecessor" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The
   General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust ("REIT") under provisions of the Internal Revenue
   Code.   The  General  Partner  is  the  sole  general  partner  of   the
   Partnership currently owning 86.9% of the partnership interest ("General Partner Units"). The remaining 13.1% of the Partnership is owned by limited partners ("Limited Partner Units" and, together with the General Partner Units, the "Common Units").

   As of December 31, 1999, the Partnership's diversified portfolio of 925 rental properties (including 60 properties and three expansions totaling 9.9 million square feet under development) encompass 102.4 million rentable square feet and are leased by a diverse and stable base of nearly 5,000 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Partnership also owns more than 4,300 acres of unencumbered land ready for development.

   The Partnership, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, landscaping, build-to-suit, and other tenant-related services for more than 700 tenants in over 7.1 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Partnership concentrates its activities in the Midwest and Southeast United States (see discussion of Merger with Weeks Corporation below). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information. The Partnership has rental operations that are self-administered. In addition, the Partnership conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership's controlled subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Partnership" in this Form 10-K Report include the Partnerhip and those entities owned or controlled by the Partnership, unless the context indicates otherwise.
                                      - 1 -

   The Partnership's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has thirteen regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; Minneapolis, Minnesota; Orlando, Florida; Nashville, Tennessee; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Partnership had 1,460 employees as of December 31, 1999.

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

   The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in the Midwestern markets where it owns properties and enter new markets with higher growth potential (see discussion of Merger with Weeks Corporation below). The Partnership also expects to utilize its more than 4,300 acres of unencumbered land and its many business relationships with nearly 5,000 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

   The Partnership's policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership's industrial and suburban office development focuses on business parks and mixed-use developments suitable for development of multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership's retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate Partnership, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

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

   FINANCING STRATEGY

   The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%;
   (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The General Partner and the Partnership have raised approximately $1.7 billion through public debt and equity offerings during the three years ended December 31, 1999. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership has $750 million in unsecured lines of credit available for short-term fundings of development and acquisition of additional rental properties. In addition to debt and equity capital markets, the
   Partnership has developed a strategy to pursue favorable opportunities to dispose of assets that no longer meet the Partnership's long-term investment criteria and re-deploy the proceeds into new investments with excellent long-term growth prospects. See additional discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Partnership's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Units and units of limited partnership interest ("Units") in the Partnership plus outstanding indebtedness) at December 31, 1999 was 38.17%. The Partnership's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1999 were 2.58x and 1.77x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   MERGER WITH WEEKS CORPORATION

   In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty L.P. ("Weeks Operating Partnership") merged with and into the Partnership. This transaction is hereafter referred to as the "Weeks Merger." In accordance with the terms of the Weeks Merger, each outstanding Weeks Operating Partnership common unit was converted into 1.38 common units of the Partnership and each outstanding Weeks Operating Partnership Series A preferred unit was converted into one of the Partnership's Series F preferred units (the "Series F Preferred Units"). As a result, 27.4 million common units and 6,000,000 Series F Preferred Units were issued to Weeks Operating Partnership unitholders in exchange for all of the outstanding Weeks Operating Partnership common and preferred units. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   OTHER

   The Partnership's operations are not dependent on a single or few customers as no single customer accounts for more than 1.5% of the Partnership's total revenue. The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

   For additional information regarding the Partnership's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Partnership's business segments, see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   PRODUCT REVIEW
   --------------
   As of December 31, 1999, the Partnership owns an interest in a diversified portfolio of 925 commercial properties encompassing approximately 102.4 million net rentable square feet (including 60 properties and three expansions comprising 9.9 million square feet under development) located primarily in eight states and more than 4,300 acres of land for future development.

      INDUSTRIAL PROPERTIES:
      ----------------------
      The Partnership owns interests in 674 industrial properties encompassing approximately 77.2 million square feet (75% of total square feet) more specifically described as follows:
        BULK WAREHOUSES - Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Partnership owns 452 buildings totaling 63.7 million square feet of such properties.
        SERVICE CENTERS - Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Partnership owns 222 buildings totaling 13.5 million square feet of such properties.

      OFFICE PROPERTIES:
      ------------------
      The Partnership owns interests in 219 office buildings totaling approximately 22.5 million square feet (22% of total square feet) more specifically described as follows:
        SUBURBAN OFFICE - The Partnership owns 215 suburban office buildings totaling 21.6 million square feet.
        CBD OFFICE - The Partnership owns four downtown office projects totaling approximately 861,000 square feet.

      RETAIL PROPERTIES:
      ------------------
      The Partnership owns interests in 32 retail projects totaling approximately 2.7 million square feet (3% of total square feet). These properties encompass both power and neighborhood shopping centers.

   LAND:
   ----
   The Partnership owns more than 4,300 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 62 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

   SERVICE OPERATIONS:
   -------------------
   The Partnership provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Partnership's current property management base for third parties includes over 7.1 million square feet of properties serving more than 700 tenants.

   PROPERTY DESCRIPTIONS
   ---------------------
   The Partnership's properties are described on the following pages:

                                                                             %
                        OWNER-    PARTNER-    YEAR    LAND       NET      LEASED
PROJECT NAME/           SHIP      SHIP'S     CONSTD/  AREA    RENT. AREA  12-31,
LOCATION                INTEREST  INTEREST  EXP./REN. (ACRES)  (SQ. FT.)    1999
----------------------  --------- --------- --------- ------- ----------  ------
IN-SERVICE
--------

INDUSTRIAL
----------

CELEBRATION, FL
1130 Celebration Blvd    Fee        100%       1997       5.78     62,876  100%
1120 Celebration Blvd.   Fee        100%       1997       4.00     43,020  100%
HOLLYWOOD, FL
2600 SW 39th St.         Fee        100%       1999      30.14    191,280  100%
Port 95                  Fee        100%       1999       4.77     87,290   44%
JACKSONVILLE, FL
13350 Int'l. Park        Fee        100%       1998       5.14     90,000  100%
13340 Int'l. Pkwy.       Fee        100%       1997       4.43     81,000  100%
1420 Vantage Way         Fee        100%       1998      11.55    147,300  100%
1460 Vantage Way         Fee        100%       1998       5.32     86,400  100%
1350 Tradeport Dr.       Fee        100%       1989       7.64     99,750   97%
1371 Tradeport Dr.       Fee        100%       1995       7.46    117,000  100%
13291 Vantage Way        Fee        100%       1995       7.58    110,880   98%
LAKE MARY, FL
100 Technology Pkwy.     Fee        100%       1986       5.51     60,711   72%
525 Technology Pkwy.     Fee        100%       1998       6.20     67,185   82%
255 Technology Pkwy.     Fee        100%       1998       5.16     54,590  100%
200 Technology Pkwy.     Fee        100%       1999       6.00     68,726   75%
250 Technology Park      Fee        100%       1999       5.00     46,481  100%
MIAMI, FL
1701 NW 84th Ave.        Fee        100%       1992       5.37    114,682  100%
1601 NW 84th Ave.        Fee        100%       1993       5.91    114,032   66%
1401 NW 84th Ave.        Fee        100%       1995       4.58     86,677  100%
2000 NW 84th Ave.        Fee        100%       1989       4.47    118,897  100%
1850 NW 84th Ave.        Fee        100%       1989       4.23     97,830  100%
8401 NW 17th St.         Fee        100%       1993       2.40     37,116  100%
8400 NW 17th St.         Fee        100%       1991       3.55     75,430  100%
1600 NW 84th Ave.        Fee        100%       1992       3.55     75,430   66%
1900 NW 84th Ave.        Fee        100%       1990       2.35     35,226   83%
8491 NW 17th St.         Fee        100%       1990       2.35     35,170   84%
1301 NW 84th Ave.        Fee        100%       1999       4.63     90,000   80%
2101 NW 84th Ave.        Fee        100%       1989       3.77     78,673   81%
2001 NW 84th Ave.        Fee        100%       1992       4.42    104,188  100%
2250 NW 84th Ave.        Fee        100%       1994       2.27     35,584  100%
8530 NW 23rd St.         Fee        100%       1994       4.31     93,152   99%
2105 NW 86th Ave.        Fee        100%       1993       4.27     91,406  100%
8501 NW 17th St.         Fee        100%       1995       9.84    214,644   88%
8500 NW 17th St.         Fee        100%       1995       3.80     78,671   36%
8550 NW 17th St.         Fee        100%       1995       3.52     74,842   56%
8400 NW 25th St.         Fee        100%       1997      10.24    178,619   91%
1701 NW 87th Ave.        Fee        100%       1992       9.84    226,707   87%
Beacon Sta. #22          Fee       50% [1]     1999      10.75    179,800   68%
Beacon Sta. #23          Fee       50% [1]     1999      10.75    179,800   81%
Beacon Sta. #24          Fee       50% [1]     1999      10.75    179,800   69%


ORLANDO, FL
8500 Parkline Blvd       Fee        100%       1986       7.93    102,400   53%
8501 Parkline Blvd.      Fee        100%       1991       1.95     27,000  100%
8549 Parkline Blvd.      Fee        100%       1992       1.72     27,007   87%
8351 Parkline Blvd.      Fee        100%       1994       2.44     33,600  100%
8249 Parkline Blvd       Fee        100%       1996       2.39     33,600  100%
1630 Prime Ct.           Fee        100%       1996       3.65     52,579   82%
1629 Prime Ct.           Fee        100%       1997       3.12     43,200  100%
7101 TPC Dr.             Fee        100%       1998       7.26     84,650   81%
2500 Principal Row       Fee        100%       1996       7.50    140,015  100%
2490 Principal Row       Fee        100%       1997       5.58    101,800  100%
2491 Principal Row       Fee        100%       1998       6.32    118,250  100%
9600 Parksouth Ct.       Fee        100%       1997       7.05    126,818  100%
9550 Parksouth Ct.       Fee        100%       1999      10.88    203,900   50%
TAMPA, FL
8640 Elm Fair Blvd       Fee        100%       1998       4.06     68,480  100%
4720 Oak Fair Blvd       Fee        100%       1998      10.23    173,514  100%
4758 Oak Fair Blvd.      Fee        100%       1999       4.45     92,200  100%
Fairfield Dist. Ctr IV   Fee        100%       1999       6.00     86,620   34%
ALPHARETTA, GA
11800 Wills Rd.          Fee        100%       1987       3.79     42,691   65%
11810 Wills Rd.          Fee        100%       1987       3.68     59,334    0%
11820 Wills Rd.          Fee        100%       1987       6.06    103,222  100%
11415 Old Roswell Rd.    Fee        100%       1991       8.08     80,000  100%
1350 Northmeadow Pkwy.   Fee        100%       1994       6.40     64,500  100%
1320 Ridgeland Pkwy      Fee        100%       1999      10.39    125,000  100%
Ridgeland Bus.Dist I     Fee        100%       1999       6.03     75,000   54%
ATLANTA, GA
1670 Defoor Ave.         Fee        100%       1960       2.34     48,007   96%
3171 McCall Dr.          Fee        100%       1967       1.41     16,075  100%
4280 Northeast Expway    Fee        100%       1962       4.05     56,530  100%
100 Eagle Vista Pkwy     Fee        100%       1999      29.66    481,300  100%
DULUTH, GA
3270 Summit Ridge Pkwy.  Fee        100%       1997      10.50    152,282  100%
3280 Summit Ridge Pkwy.  Fee        100%       1997      10.20    173,360  100%
3290 Summit Ridge Pkwy.  Fee        100%       1997       5.70    100,800  100%
2450 Meadowbrook Pkwy.   Fee        100%       1989       4.26     68,400  100%
2475 Meadowbrook Pkwy.   Fee        100%       1986       6.07     59,086  100%
2500 Meadowbrook Pkwy.   Fee        100%       1987       4.50     68,800  100%
2505 Meadowbrook Pkwy.   Fee        100%       1990       3.36     53,481  100%
4125 Buford Highway      Fee        100%       1995      10.92    210,000  100%
2825 Breckinridge Blvd   Fee        100%       1986       6.80     45,559   92%
2875 Breckinridge Blvd   Fee        100%       1986       8.75     57,918  100%
2885 Breckinridge Blvd   Fee        100%       1997       8.85     80,450  100%
2625 Pinemeadow Ct.      Fee        100%       1994       9.57    139,540  100%
2660 Pinemeadow Ct.      Fee        100%       1996       6.00    104,000  100%
3450 River Green Ct.     Fee        100%       1989       4.20     33,600  100%
4800 River Green Pkwy.   Fee        100%       1989       2.41     25,538    0%
2775 Premier Pkwy.       Fee        100%       1997       6.20     79,110  100%
3079 Premier Pkwy.       Fee        100%       1998       9.70    101,600   94%
6700 Sugarloaf Pkwy      Fee        100%       1998      11.58     90,350  100%
2850 Premiere Pkwy.      Fee       50% [1]     1997       7.50     86,000  100%
3039 Premiere Pkwy.      Fee       50% [1]     1999       8.85     57,630   87%
Sugarloaf Service
 Center III              Fee       50% [1]     1999       5.39     56,795   40%
2855 Premier Pkwy.       Fee        100%       1999       7.20     89,200   27%
6655 Sugarloaf           Fee        100%       1998      18.40    250,000  100%
KENNESAW, GA
240 Northpoint Pkwy.     Fee        100%   1995/1997      4.85    222,900  100%
1950 Vaughn St.          Fee        100%       1992      15.47    162,651  100%
3330 West Town Point Dr. Fee        100%       1994       5.80     88,000  100%
3350 West Town Point Dr. Fee        100%       1995       6.21     76,800  100%
3240 Town Point Dr.      Fee        100%       1997      10.40    140,400   66%
MARIETTA, GA
805 Franklin Ct.         Fee        100%       1983       3.13     40,410  100%
810 Franklin Ct.         Fee        100%       1983       2.42     27,386   71%
811 Livingston Ct.       Fee        100%       1983       1.58     20,780  100%
MARIETTA, GA (CONT'D)
825 Franklin Ct.         Fee        100%       1983       3.58     55,259  100%
830 Franklin Ct.         Fee        100%       1983       1.03     14,340  100%
835 Franklin Ct.         Fee        100%       1983       3.93     60,772  100%
840 Franklin Ct.         Fee        100%       1983       2.42     35,908  100%
821 Livingston Ct.       Fee        100%       1983       1.59     15,558  100%
841 Livingston Ct.       Fee        100%       1983       2.75     35,908  100%
1335 Capital Cir.        Fee        100%       1985       3.97     56,747  100%
1337-41-51 Capital Cir.  Fee        100%       1985       7.38     79,667   95%
2260 Northwest Pkwy.     Fee        100%       1982       3.06     50,220  100%
2252 Northwest Pkwy.     Fee        100%       1982       0.95     14,435   84%
2242 Northwest Pkwy.     Fee        100%       1982       1.72     27,437   97%
2256 Northwest Pkwy.     Fee        100%       1982       0.84     13,265  100%
2244 Northwest Pkwy.     Fee        100%       1982       0.64      7,384  100%
2150 Northwest Pkwy.     Fee        100%       1982       2.90     46,214   91%
2152 Northwest Pkwy.     Fee        100%       1982       1.49     25,317  100%
2130 Northwest Pkwy.     Fee        100%       1982       3.51     55,400   90%
2270 Northwest Pkwy.     Fee        100%       1988       4.50     60,984   96%
2275 Northwest Pkwy.     Fee        100%       1988       2.60     35,786   88%
MCDONOUGH, GA
120 Declaration Dr.      Fee        100%       1997      14.70    300,600   70%
130 Declaration Dr.      Fee        100%       1998      10.80    210,000    0%
NORCROSS, GA
3045 Bus. Pk Dr          Fee        100%       1998       4.04     35,100  100%
1750 Beaver Ruin         Fee        100%       1997       6.40     67,878  100%
4258 Communications Dr.  Fee        100%       1981       3.00     57,000  100%
4261 Communications Dr.  Fee        100%       1981       3.29     56,600  100%
4291 Communications Dr.  Fee        100%       1981       1.76     31,500  100%
1826 Doan Way            Fee        100%       1984       3.90     57,200  100%
1857 Doan Way            Fee        100%       1970       5.00     16,000  100%
1650 Int'l. Blvd         Fee        100%       1984       3.79     52,461    0%
4245 Int'l. Blvd         Fee        100%    1985/1995    10.58    249,200  100%
4250 Int'l. Blvd         Fee        100%       1986       5.03     47,030   61%
4295 Int'l. Blvd         Fee        100%       1984       3.22     49,896  100%
4320 Int'l. Blvd         Fee        100%       1984       2.44     32,000  100%
4350 Int'l. Blvd         Fee        100%       1982       4.29     64,152  100%
4355 Int'l. Blvd         Fee        100%       1983       4.54     60,760   67%
4405A Int'l. Blvd        Fee        100%       1984       4.30     50,000  100%
4405B Int'l. Blvd        Fee        100%       1984       4.30     61,176   84%
4405C Int'l. Blvd        Fee        100%       1984       4.30     10,644   92%
1828 Meca Way            Fee        100%       1975       3.90     63,000  100%
1858 Meca Way            Fee        100%       1975       3.36     58,600  100%
4316 Park Dr.            Fee        100%       1980       2.76     50,000  100%
4317 Park Dr.            Fee        100%       1985       4.52     47,243  100%
4357 Park Dr.            Fee        100%       1979       4.89     65,800  100%
4386 Park Dr.            Fee        100%       1973       3.73     54,848    0%
4436 Park Dr.            Fee        100%       1968       3.90     66,232  100%
4437 Park Dr.            Fee        100%       1978       4.40     73,456  100%
4467 Park Dr.            Fee        100%       1978       4.68     66,203  100%
4476 Park Dr.            Fee        100%       1977       2.90     42,200  100%
4487 Park Dr.            Fee        100%       1978       4.68     89,204  100%
4274 Shackleford Rd.     Fee        100%       1974       6.18     80,822  100%
4344 Shackleford Rd.     Fee        100%       1975       3.85     52,924  100%
4355 Shackleford Rd.     Fee        100%       1972       8.12    137,100  100%
4364 Shackleford Rd.     Fee        100%       1973       2.12     31,040  100%
4366 Shackleford Rd.     Fee        100%       1981       3.30     56,709   55%
4388 Shackleford Rd.     Fee        100%       1981       5.40     89,612  100%
4400 Shackleford Rd.     Fee        100%       1981       2.30     39,004  100%
4444 Shackleford Rd.     Fee        100%       1979       5.20     85,200  100%
1505 Pavilion Place      Fee        100%       1988       5.11     78,400  100%
3883 Steve Reynolds
 Blvd.                   Fee        100%       1990       7.00    137,061  100%
3890 Steve Reynolds
 Blvd                    Fee        100%       1991       4.74     48,800  100%
3905 Steve Reynolds
 Blvd                    Fee        100%       1995       4.60     64,800   51%
3950 Steve Reynolds
 Blvd.                   Fee        100%       1992       5.73     80,000  100%
4020 Steve Reynolds
 Blvd                    Fee        100%       1997       3.05     44,260  100%
4025 Steve Reynolds
 Blvd                    Fee        100%       1994       4.54     70,400  100%
NORCROSS, GA (CONT'D)
2915 Courtyards Dr.      Fee        100%       1986       3.82     40,058  100%
2925 Courtyards Dr.      Fee        100%       1986       4.76     71,763  100%
2975 Courtyards Dr.      Fee        100%       1986       2.05     27,342  100%
2995 Courtyards Dr.      Fee        100%       1986       1.56     18,542  100%
2725 Northwoods Pkwy     Fee        100%       1984       4.40     76,686    0%
2755 Northwoods Pkwy     Fee        100%       1986       2.49     48,270  100%
2775 Northwoods Pkwy     Fee        100%       1986       3.22     32,192  100%
2850 Colonnades Ct.      Fee        100%       1988       8.03    102,128  100%
3040 Northwoods Pkwy     Fee        100%       1984       2.98     50,480  100%
3044 Northwoods Cir.     Fee        100%       1984       2.38     24,367  100%
3055 Northwoods Pkwy     Fee        100%       1985       2.13     31,946  100%
3075 Northwoods Pkwy     Fee        100%       1985       3.74     41,420   80%
3100 Northwoods Pkwy     Fee        100%       1985       3.93     39,728  100%
3155 Northwoods Pkwy     Fee        100%       1985       3.31     40,530  100%
3175 Northwoods Pkwy     Fee        100%       1985       2.50     33,405  100%
6525-27 Jimmy
 Carter Blvd             Fee        100%       1983       5.62     92,735  100%
5765 Peachtree
 Indust. Blvd            Fee        100%       1997       4.73     60,000  100%
5775 Peachtree
 Indust. Blvd            Fee        100%       1997       4.73     60,000  100%
2450 Satellite Blvd      Fee        100%       1994       6.18    102,862  100%
5401 Buford Highway      Fee        100%       1987       4.19     74,360  100%
5403 Buford Highway      Fee        100%       1987       5.98    108,140  100%
5405 Buford Highway      Fee        100%       1989       3.15     61,982  100%
5409 Buford Highway      Fee        100%       1989       5.18    111,873  100%
3170 Reps Miller Rd.     Fee        100%       1998       4.48     51,400  100%
3180 Reps Miller Rd.     Fee        100%       1998       4.48     51,400  100%
3190 Reps Miller Rd.     Fee        100%       1998       4.48     59,200   74%
ROSEWELL, GA
11545 Wills Rd.          Fee        100%       1998       8.70     71,140  100%
645 Hembree Pkwy.        Fee        100%       1986       3.08     43,956   71%
655 Hembree Pkwy.        Fee        100%       1986       3.09     43,956  100%
105 Hembree Park Dr.     Fee        100%       1988       3.61     45,490   78%
150 Hembree Park Dr.     Fee        100%       1985       5.03     44,343  100%
200 Hembree Park Dr.     Fee        100%       1985       1.97     43,559  100%
250 Hembree Park Dr.     Fee        100%       1996       8.07     94,500  100%
660 Hembree Park Dr.     Fee        100%       1998       9.23     94,500  100%
993 Mansell Rd.          Fee        100%       1987       1.69     21,600  100%
995 Mansell Rd.          Fee        100%       1987       0.97     16,800  100%
997 Mansell Rd.          Fee        100%       1987       0.86     14,400  100%
999 Mansell Rd.          Fee        100%       1987       1.32     19,200  100%
1003 Mansell Rd.         Fee        100%       1987       1.66     20,800  100%
1005 Mansell Rd.         Fee        100%       1987       0.94     16,800   75%
1007 Mansell Rd.         Fee        100%       1987       2.07     37,450  100%
1009 Mansell Rd.         Fee        100%       1986       3.26     38,082  100%
1011 Mansell Rd.         Fee        100%       1984       3.23     38,630  100%
1100 Northmeadow Pkwy.   Fee        100%       1989       6.94     50,891   79%
1150 Northmeadow Pkwy.   Fee        100%       1988       3.98     52,050  100%
1125 Northmeadow Pkwy.   Fee        100%       1987       5.78     67,104   85%
1175 Northmeadow Pkwy.   Fee        100%       1987       4.06     71,264  100%
1250 Northmeadow Pkwy.   Fee        100%       1989       4.17     52,224  100%
1225 Northmeadow Pkwy.   Fee        100%       1989       3.89     37,520  100%
1325 Northmeadow Pkwy.   Fee        100%       1990       5.89     70,050  100%
1335 Northmeadow Pkwy.   Fee        100%       1996       8.60     88,784   93%
11390 Old Roswell Rd.    Fee        100%       1997       4.42     47,600  100%
1400 Hembree Rd.         Fee        100%       1998       3.68     34,615  100%
245 Hembree Park Dr.     Fee        100%       1999       7.50    103,500   69%
Northmeadow BD IV        Fee        100%       1999       6.68     93,363  100%
Northmeadow Ser.Ctr V    Fee        100%       1999       4.68     38,845  100%
SUWANEE, GA
90 Horizon Dr.           Fee        100%       1992       2.00     13,400  100%
225 Horizon Dr.          Fee        100%       1990       5.08     96,000  100%
250 Horizon Dr.          Fee        100%       1997      18.05    267,619   84%
70 Crestridge Dr.        Fee        100%       1998      10.62    132,128  100%
2700 Crestridge          Fee        100%       1998      32.20    374,045  100%
2775 Horizon Ridge       Fee        100%       1996      12.20    223,219  100%
2780 Horizon Ridge       Fee        100%       1997      12.70    222,643  100%
                                      - 8 -

SUWANEE, GA (CONT'D)
2800 Vista Ridge Dr.     Fee        100%       1995      17.30    252,092  100%
410 Horizon Dr.          Fee        100%       1999      15.39    247,300   50%
1000 Northbrook Pkwy.    Fee        100%       1986       8.40    131,660  100%
675 Old Peachtree Rd.    Fee        100%       1988      10.06    176,820  100%
7250 McGinnis Ferry Rd.  Fee        100%       1996       6.22     70,600  100%
AURORA, IL
535 Exchange             Fee        100%       1984       4.63     25,943  100%
515-525 Enterprise       Fee        100%       1984       3.39     66,017  100%
615 Enterprise           Fee        100%       1984       4.63     83,818  100%
3615 Exchange            Fee        100%       1986       4.06     64,755  100%
4000 Sussex              Fee        100%       1990       4.13     75,203  100%
700 North Commerce       Fee        100%       1989       6.87    119,155    0%
3737 E. Exchange         Fee        100%       1985       5.92    104,928  100%
444 N. Commerce          Fee        100%       1985       7.15     92,692   84%
BOLINBROOK, IL
Crossroads Bldg 1        Fee        100%       1998      11.34    289,920   44%
CAROL STREAM, IL
Center Ave. Bldg 1       Fee        100%       1998       8.76    187,850  100%
DES PLAINES, IL
Wolf Rd. Bldg.           Fee        100%    1966/1969     2.70     60,922  100%
105 East Oakton          Fee        100%       1974       6.50    180,000  100%
LAKE FOREST, IL
Ballard Dr. Bldg.        Fee        100%       1985       3.33     54,274  100%
Laurel Dr. Bldg.         Fee        100%       1981       1.12     19,570  100%
13825 W. Laurel Dr.      Fee        100%    1978/1985     3.51     60,125  100%
MELROSE PARK, IL
Janice Ave. Bldg.        Fee        100%       1956       2.00     40,250  100%

NILES, IL
Touhy Ave. Bldg.         Fee        100%       1971       5.48    120,000  100%
Jarvis Ave. Bldg.        Fee        100%       1969       5.35    111,728  100%
ROMEOVILLE, IL
Crossroads Bldg. 2       Fee        100%       1999      23.50    460,800   50%
ST. CHARLES, IL
Kirk Rd. Bldg.           Fee        100%       1990       3.50     62,400  100%
WESTMONT, IL
Oakmont Tech Ctr.        Fee        100%       1989       6.30    111,659  100%
WHEELING, IL
Abbot Dr. Bldg.          Fee        100%       1989       2.15     43,930  100%
CARMEL, IN
H.C. Bldg. 1 West        Fee        100%       1989       4.70     51,741  100%
FISHERS, IN
Exit 5 Bldg I           Fee/        100%       1999       9.00    134,400  100%
                      Ground Lease [3]
GREENWOOD, IN
South Park Bldg 2        Fee        100%       1990       7.10     86,806  100%
INDIANAPOLIS, IN
Palomar                  Fee        100%       1973       4.50     99,350  100%
Franklin Rd. Bus. Ctr.   Fee        100%     1962/1998   28.00    488,925   98%
Georgetown Bldg. 1       Fee        100%       1987       5.85    111,883  100%
Georgetown Rd. Bldg 2    Fee        100%       1987       5.81     72,120  100%
Georgetown Rd. Bldg 3    Fee        100%       1987       5.10     45,896   79%
Nampac Bldg.             Fee        100%       1974       6.20     87,064  100%
6060 Guion Rd            Fee        100%     1968/1977   14.05    182,311  100%
Hillsdale Bldg 1         Fee       50% [1]     1986       9.16     73,866  100%
Hillsdale Bldg 2         Fee       50% [1]     1986       5.50     83,600  100%
Hillsdale Bldg 3         Fee       50% [1]     1987       5.50     84,050   69%
Hillsdale Bldg 4         Fee        100%       1987       7.85     73,874  100%
Hillsdale Bldg 5         Fee        100%       1987       5.44     67,500   99%
Hillsdale Bldg 6         Fee        100%       1987       4.25     64,000  100%
Hunter Creek Bldg 1      Fee     10%-50% [2]   1989       5.97     86,500  100%
Hunter Creek Bldg 2      Fee     10%-50% [2]   1989       8.86    202,560   81%
4750 Kentucky Ave.       Fee        100%       1974      11.01    125,000  100%

INDIANAPOLIS, IN (CONT'D)
Thomson Consumer Elec.   Fee       50% [1]  1996/1998    64.02  1,339,195  100%
North Airport
 Park Bldg 2             Fee        100%        1997     22.50    377,280  100%
Park 100 Bldg 48         Fee       50% [1]      1984      8.63    127,410  100%
Park 100 Bldg 49         Fee       50% [1]      1982      4.55     89,600   90%
Park 100 Bldg 50         Fee       50% [1]      1982      4.09     51,200  100%
Park 100 Bldg 52         Fee       50% [1]      1983      2.70     34,800  100%
Park 100 Bldg 53         Fee       50% [1]      1984      4.23     76,800  100%
Park 100 Bldg 54         Fee       50% [1]      1984      4.42     76,800   83%
Park 100 Bldg 55         Fee       50% [1]      1984      3.83     43,200  100%
Park 100 Bldg 56         Fee       50% [1]      1984     15.94    300,000   50%
Park 100 Bldg 57         Fee       50% [1]      1984      7.70    128,800  100%
Park 100 Bldg 58         Fee       50% [1]      1984      8.03    128,800  100%
Park 100 Bldg 59         Fee       50% [1]      1985      5.14     83,200  100%
Park 100 Bldg 60         Fee       50% [1]      1985      4.78     83,200   62%
Park 100 Bldg 62         Fee       50% [1]      1986      7.70    128,800  100%
Park 100 Bldg 67         Fee       50% [1]      1987      4.23     72,350  100%
Park 100 Bldg 68         Fee       50% [1]      1987      4.23     72,360  100%
Park 100 Bldg 71         Fee       50% [1]      1987      9.06    193,400   47%
Park 100 Bldg 74         Fee     10%-50% [2]    1988     12.41    257,400  100%
Park 100 Bldg 76         Fee     10%-50% [2]    1988      5.10     81,695  100%
Champion                 Fee     10%-50% [2]    1988     21.80    512,777  100%
Park 100 Bldg 79         Fee        100%        1988      4.47     66,000   73%
Park 100 Bldg 80         Fee        100%        1988      4.47     66,000  100%
Park 100 Bldg 83         Fee        100%        1989      5.34     96,000  100%
Park 100 Bldg 84         Fee        100%        1989      5.34     96,000  100%
Park 100 Bldg 85         Fee     10%-50% [2]    1989      9.70    180,100  100%
Becton Dickinson-Bldg 89 Fee     10%-50% [2]    1990     11.28    311,600  100%
Park 100 Bldg 91         Fee     10%-50% [2] 1990/1996    7.53    196,800  100%
Keebler Dist. Ctr.       Fee     10%-50% [2]    1991      4.38     45,917  100%
Caterpillar              Fee        100%        1993     15.23    336,000   88%
Silver Burdett           Fee        100%     1994/1997   27.69    737,850  100%
Park 100 Bldg. 97        Fee        100%        1994     13.38    280,800  100%
Park 100 Bldg 98         Fee        100%     1968/1995   37.34    508,300   91%
Park 100 Bldg 99         Fee       50% [1]      1994     18.00    364,800  100%
Park 100 Bldg 100        Fee        100%        1995      7.00    117,500  100%
Park 100 Bldg 101        Fee       50% [1]      1983      4.37     45,000   96%
Park 100 Bldg 105        Fee       50% [1]      1983      4.64     41,400  100%
Park 100 Bldg 106        Fee       50% [1]      1978      4.64     41,400  100%
Park 100 Bldg 107        Fee        100%        1984      3.56     58,783   97%
Park 100 Bldg 108        Fee       50% [1]      1983      6.36     60,300  100%
Park 100 Bldg 109        Fee        100%        1985      4.80     46,000  100%
Park 100 Bldg 113        Fee       50% [1]      1987      6.20     72,000   93%
Park 100 Bldg 114        Fee       50% [1]      1987      6.20     56,700   83%
Park 100 Bldg 117        Fee     10%-50% [2]    1988     13.36    135,461   89%
Park 100 Bldg 120        Fee     10%-50% [2]    1989      4.54     54,982  100%
Park 100 Bldg 122        Fee        100%        1990      6.17     73,274   66%
Day Dream Publishing     Fee        100%     1994/1996   13.81    195,080  100%
Park 100 Bldg 126        Fee        100%        1984      4.04     60,100  100%
Park 100 Bldg 127        Fee        100%        1995      6.50     93,600  100%
Park 100 Bldg 128        Fee        100%        1996     14.40    322,000  100%
Park 100 Bldg 129        Fee        100%        1996     16.00    320,000  100%
Park 100 Bldg 130        Fee        100%        1996      9.70    152,000  100%
Vanstar                  Fee        100%        1997     21.00    415,680  100%
Park 100 Bldg 133        Fee        100%        1997      1.30     20,530  100%
Park 100 Bldg 134        Fee        100%        1998      8.70    110,487  100%
Park 100 Bldg 136        Fee        100%        1998     10.50    152,000   74%
Park Fletcher Bldg 2     Fee       50% [1]      1970      1.31     20,160  100%
Park Fletcher Bldg 4     Fee       50% [1]      1974      1.73     23,000  100%
Park Fletcher Bldg 6     Fee       50% [1]      1971      3.13     36,180   78%
Park Fletcher Bldg 7     Fee       50% [1]      1974      3.00     41,900  100%
Park Fletcher Bldg 8     Fee       50% [1]      1974      2.11     18,000  100%
Park Fletcher Bldg 14    Fee        100%        1978      1.39     19,480  100%
Park Fletcher Bldg 15    Fee       50% [1]      1979      5.74     72,800  100%
Park Fletcher Bldg 16    Fee       50% [1]      1979      3.17     35,200  100%
Park Fletcher Bldg 18    Fee       50% [1]      1980      5.52     43,950   90%
Park Fletcher Bldg 21    Fee       50% [1]      1983      2.95     37,224  100%
Park Fletcher Bldg 22    Fee       50% [1]      1983      2.96     48,635   94%
Park Fletcher Bldg 26    Fee       50% [1]      1983      2.91     28,340   89%

INDIANAPOLIS, IN (CONT'D)
Park Fletcher Bldg 27    Fee       25% [1]      1985      3.01     39,178  100%
Park Fletcher Bldg 28    Fee       25% [1]      1985      7.22     93,880   93%
Park Fletcher Bldg 29    Fee       50% [1]      1987      7.16     92,044  100%
Park Fletcher Bldg 30    Fee       50% [1]      1989      5.93     78,568   75%
Park Fletcher Bldg 31    Fee       50% [1]      1990      2.62     33,029  100%
Park Fletcher Bldg 32    Fee       50% [1]      1990      5.43     67,297  100%
Park Fletcher Bldg 33    Fee       50% [1]      1997      7.50    112,710  100%
Park Fletcher Bldg 34    Fee       50% [1]      1997     13.00    230,400  100%
Park Fletcher Bldg 35    Fee       50% [1]      1998      8.10     96,427  100%
Park Fletcher Bldg 36    Fee       50% [1]      1998      3.90     52,800  100%
Park Fletcher Bldg 37    Fee       50% [1]      1998      1.90     14,850  100%
Park Fletcher Bldg 38    Fee       50% [1]      1999     13.70    253,866   50%
Park Fletcher Bldg 39    Fee       50% [1]      1999      5.40     91,122   58%
Park Fletcher Bldg 40    Fee       50% [1]      1999      5.40     89,508   57%
4316 West Minnesota      Fee        100%        1970     10.40    121,250  100%
LEBANON, IN
American Air Filter      Fee        100%        1996     10.40    153,600  100%
Little, Brown & Co.      Fee       50% [1]      1996     31.60    500,455  100%
Purity Wholesale         Fee        100%        1997     32.60    556,248  100%
Pamida                   Fee        100%     1997/2000   14.90    200,000  100%
Prentice Hall            Fee        100%        1998     38.90    576,040  100%
Lebanon - General Cable  Fee        100%        1998     23.30    395,472   73%
Lebanon Bldg. 9          Fee        100%        1999     26.80    394,898   64%
MINNEAPOLIS, MN
BRd.way Bus.Ctr VII      Fee        100%        1983      2.78     36,000  100%
FLORENCE, KY
Empire Commerce Ctr.     Fee        100%    1973/1980    11.62    148,445   61%
7910 Kentucky Dr.        Fee        100%        1980      3.78     38,329  100%
7920 Kentucky Dr.        Fee        100%        1974      9.33     93,945   26%
HEBRON, KY
Skyport Bldg. 1          Fee        100%        1997     15.10    316,800  100%
Skyport Bldg. 2          Fee        100%        1998     20.00    453,300  100%
Skyport Bldg. 4          Fee        100%        1999      6.76     72,600    0%
KY. Southpark Bldg 1     Fee        100%        1990      7.90     96,000  100%
Ky. Southpark Bldg 3     Fee        100%        1991     10.79    192,000  100%
Ky. Southpark Bldg 4     Fee        100%        1994     28.79    166,400  100%
CR Services              Fee        100%        1994     22.50    253,664  100%
LOUISVILLE, KY
Dayco                    Fee       50% [1]      1995     30.00    282,539  100%
BLOOMINGTON, MN
Alpha Bus. Ctr III&IV    Fee        100%        1980      4.68     50,400   92%
Alpha Bus. Ctr V         Fee        100%        1980     13.57     80,640  100%
Bloomington Indust.Ctr.  Fee        100%        1963      7.40    100,852  100%
Lyndale Commons I        Fee        100%        1981      2.60     43,770   95%
Lyndale Commons II       Fee        100%        1985      2.51     34,816   99%
Hampshire Dist Ctr N     Fee        100%        1979      9.26    159,200  100%
Hampshire Dist Ctr S     Fee        100%        1979      9.40    157,000  100%
Hampshire Tech Center    Fee        100%        1998     14.22    142,526  100%
Penn Corporate Bldg      Fee        100%        1977      2.08     40,844  100%
BROOKLYN PARK, MN
Crosstown N.Bus.Ctr. 1   Fee        100%        1998     12.09    157,453   87%
Crosstown N.Bus.Ctr. 2   Fee        100%        1998      5.00     67,837   81%
Crosstown N.Bus.Ctr. 3   Fee        100%        1999      5.00     68,300   60%
Crosstown N.Bus.Ctr. 4   Fee        100%        1999     16.90    212,800   52%
7300 Northland Dr.       Fee        100%     1980/1999   10.98    185,500  100%
BURNSVILLE, MN
Professional Plaza IV    Fee        100%        1980      2.79     37,528  100%
Cliff Rd. Indust.Ctr     Fee        100%        1972      3.31     50,019   95%
Professional Plaza III   Fee        100%        1985      2.24     36,483   92%
Professional Plaza II    Fee        100%        1984      2.41     35,619   99%
Larc Indust. Park I      Fee        100%        1977      4.59     67,200  100%
Larc Indust. Park II     Fee        100%        1976      3.70     54,000   80%
Larc Indust. Park III    Fee        100%        1980      2.38     30,800  100%
BURNSVILLE, MN (CONT'D)
Larc Indust. Park IV     Fee        100%        1980      1.06     13,800  100%
Larc Indust. Park V      Fee        100%        1980      1.54     22,880    0%
Larc Indust. Park VI     Fee        100%        1975      3.91     63,600   35%
Larc Indust. Park VII    Fee        100%        1973      2.65     41,088   76%
CHANHASSEN, MN
Chanhassen Lakes I       Fee        100%        1983      5.40     49,072   34%
Chanhassen Lakes II      Fee        100%        1986      6.36     56,670  100%
CRYSTAL, MN
Crystal Indust.Ctr.      Fee        100%        1974      3.23     72,000   99%
EAGAN, MN
Apollo Indust. Ctr I     Fee        100%        1997     11.05    168,480  100%
Eagandale Crossing       Fee        100%        1998      6.60     80,104   93%
Eagandale Tech Ctr.      Fee        100%        1998      7.61     76,520  100%
Silverbell Commons       Fee        100%        1999     16.62    235,120  100%
Sibley Indust. Ctr. I    Fee        100%        1973      2.88     54,612  100%
Sibley Indust.Ctr. II    Fee        100%        1972      2.58     37,800  100%
Sibley Indust. Ctr. III  Fee        100%        1968      4.10     32,810  100%
Trapp Rd. Commerce I     Fee        100%        1996      6.50     96,800  100%
Trapp Rd. Commerce
 Bldg II                 Fee        100%        1998     11.86    180,480  100%
Yankee Place             Fee        100%        1986     19.03    221,075   85%
EDEN PRAIRIE, MN
Edenvale Executive Ctr   Fee        100%       1987       9.82    111,245   96%
Valley Gate North        Fee        100%       1986       4.17     52,828   38%
Golden Triangle Tech Ctr Fee        100%       1997      11.10     90,704  100%
EDINA, MN
Edina Interchange VI     Fee        100%       1967       4.74     72,300  100%
Cahill Bus. Center       Fee        100%       1980       3.90     60,082  100%
Edina Interchange I      Fee        100%       1995       4.73     73,809   92%
Edina Interchange II     Fee        100%       1980       3.46     55,006  100%
Edina Interchange III    Fee        100%       1981       6.39     62,784  100%
Edina Interchange IV     Fee        100%       1974       1.99     22,440  100%
Edina Interchange V      Fee        100%       1974       4.92    139,101  100%
Edina Interchange VII    Fee        100%       1970       2.36     30,654  100%
Pakwa I                  Fee        100%       1979       1.67     38,196  100%
Pakwa II                 Fee        100%       1979       1.67     21,254  100%
Pakwa III                Fee        100%       1979       1.67     19,978   77%
FRIDLEY, MN
River Rd. Bus.Ctr.S.     Fee        100%       1986       8.91    119,860   98%
University Center I&II   Fee        100%       1983       4.70     51,893   87%
GOLDEN VALLEY, MN
Decatur Bus. Center      Fee        100%       1982       3.96     44,279   94%
Golden Hills 1           Fee        100%       1996       7.50     91,368  100%
Golden Hills 2           Fee        100%       1999       7.50     79,294  100%
Golden Hills 3           Fee        100%       1999       7.20     87,456  100%
Sandburg Indust. Center  Fee        100%       1973       5.68     94,612  100%
801 Zane Ave. N.         Fee        100%       1989       4.93     84,219  100%
HOPKINS, MN
Cornerstone Bus.
 Center                  Fee        100%       1996      13.49    222,494  100%
The Johnson Bldg         Fee        100%       1974       2.09     62,718  100%
Westside Bus. Park       Fee        100%       1987       9.10    114,800  100%
MENDOTA HEIGHTS, MN
Enterprise Indust.
 Center                  Fee        100%       1979      10.88    165,755  100%
MINNEAPOLIS, MN
BRd.way Bus. Ctr III     Fee        100%       1983       2.77     21,600  100%
BRd.way Bus. Ctr IV      Fee        100%       1983       2.77     29,920  100%
BRd.way Bus. Ctr V       Fee        100%       1983       1.44     24,795  100%
BRd.way Bus. Ctr VI      Fee        100%       1983       2.77     66,961  100%
MINNETONKA, MN
Encore Park              Fee        100%       1977      14.50    126,858  100%
NEW HOPE, MN
Bass Lake Bus. Bldg      Fee        100%       1981       5.33     47,368  100%

PLYMOUTH, MN
Medicine Lake Indus.
 Center                  Fee        100%       1970      16.37    222,893  100%
Plymouth Office
 /Tech Center            Fee        100%       1986       3.77     52,487   91%
Plymouth Ser.Ctr.        Fee        100%       1978       6.00     74,042  100%
Westpoint Bldg B&C       Fee        100%       1978       4.92     63,559   79%
Westpoint Bldg D&E       Fee        100%       1978       6.34     81,030   77%
ST. LOUIS PARK, MN
Cedar Lake Bus. Ctr.     Fee        100%       1976       3.05     50,400  100%
Novartis Warehouse       Fee        100%       1960      14.40    355,798  100%
Oxford Indust. Bldg      Fee        100%       1971       1.23     16,736  100%
ST. PAUL, MN
University Crossing      Fee        100%       1990       5.65     83,414  100%
BRIDGETON, MO
Dukeport 1               Fee       50% [1]     1996      21.24    403,200  100%
Dukeport 2               Fee       50% [1]     1997      14.70    244,800  100%
Dukeport V               Fee        100%       1998       6.00     96,000   74%
Dukeport VI              Fee        100%       1999      16.64    320,000  100%
Dukeport VII             Fee        100%       1999       8.34    123,480   29%
Dukeport VIII            Fee        100%       1999      16.64    260,160    0%
EARTH CITY, MO
Dukeport 3               Fee        100%       1998       9.50    214,400  100%
FENTON, MO
Fenton Interstate
 Bldg. C                 Fee        100%       1986       5.50     95,519  100%
Fenton Interstate
 Bldg. D                 Fee        100%       1987       5.85    105,651  100%
Southport I              Fee        100%       1977       1.36     20,810  100%
Southport II             Fee        100%       1978       1.53     22,400  100%
Southport Commerce Ctr   Fee        100%       1978       2.65     34,873  100%
MARYLAND HEIGHTS, MO
Riverport Dist.          Fee        100%       1990       5.96    100,000  100%
Scripts Bldg.            Fee        100%       1992      10.81    119,000  100%
Riverport Dist. B        Fee        100%       1989       3.36     45,200  100%
Riverport 1              Fee        100%       1999       6.64     72,000  100%
Westport Center I        Fee        100%       1998      11.90    177,600  100%
Westport Center II       Fee        100%       1998       5.25     51,053  100%
Westport Center III      Fee        100%       1999       8.70     91,000  100%

OLIVETTE, MO
1920 Beltway             Fee        100%       1986       4.44     70,000  100%
I-170 Center             Fee        100%       1986       4.57     76,415  100%
Warson Commerce Ctr.     Fee        100%    1987/1997     8.83    122,886   97%
ST. CHARLES, MO
Alfa-Laval               Fee        100%       1996      12.76    129,500  100%
ST. LOUIS, MO
Craig Park Ctr.          Fee        100%       1984       3.19     42,210  100%
St. Louis Bus. Ctr. A    Fee        100%       1987       2.49     47,876  100%
St. Louis Bus. Ctr. B    Fee        100%       1986       3.14     58,236   78%
St. Louis Bus. Ctr. C    Fee        100%       1986       2.10     38,628  100%
St. Louis Bus. Ctr. D    Fee        100%       1987       1.81     33,953  100%
ST. PETERS, MO
Horizon Bus. Ctr.        Fee        100%       1985       5.31     75,746  100%
MORRISVILLE, NC
507 Airport Blvd         Fee        100%       1993       7.15    106,862  100%
5151 McCrimmon Pkwy      Fee        100%       1995       7.67    104,806  100%
2600 Perimeter Park Dr   Fee        100%       1997       6.07     70,848   76%
5150 McCrimmon Pkwy      Fee        100%       1998      12.32    143,737  100%
3000 Perimeter Park Dr   Fee        100%       1989       5.76     75,000  100%
2900 Perimeter Park Dr   Fee        100%       1990       4.52     59,970  100%
2800 Perimeter Park Dr   Fee        100%       1992       8.22    136,370  100%
100 Perimeter Park Dr.   Fee        100%       1987       5.30     55,664   79%
200 Perimeter Park Dr.   Fee        100%       1987       6.30     55,664  100%
300 Perimeter Park Dr.   Fee        100%       1986       6.30     55,664  100%
400 Perimeter Park Dr.   Fee        100%       1983       5.40     74,088  100%
500 Perimeter Park Dr.   Fee        100%       1985       5.80     74,107  100%

MORRISVILLE, NC (CONT'D)
800 Perimeter Park Dr.   Fee        100%       1984       4.50     55,637  100%
900 Perimeter Park Dr.   Fee        100%       1982       4.00     47,799  100%
1000 Perimeter Park Dr.  Fee        100%       1982       4.50     55,108   87%
1100 Perimeter Park Dr.  Fee        100%       1990       9.50     83,645  100%
409 Airport Blvd
 Bldg A                  Fee        100%       1983       3.07     53,212    0%
409 Airport Blvd
 Bldg B                  Fee        100%       1986       1.89     26,215  100%
409 Airport Blvd
 Bldg C                  Fee        100%       1982       3.07     85,129   99%
100 Innovation Ave.      Fee        100%       1994       7.51    108,000    0%
101 Innovation Ave       Fee        100%       1997       7.94     97,500  100%
200 Innovation Dr.       Fee        100%       1999       5.26     96,000  100%
501 Innovation Ave.      Fee        100%       1999       8.00    140,400  100%
RALEIGH, NC
3200 Spring Forest Rd.   Fee        100%       1986       5.61     59,971   96%
3100 Spring Forest Rd.   Fee        100%       1992       9.16     49,994   90%
BLUE ASH, OH
Cornell Commerce Center  Fee        100%       1989       9.91    167,695   92%
Creek Rd. Bldg 1         Fee        100%       1971       2.05     38,715  100%
Creek Rd. Bldg 2         Fee        100%       1971       2.63     53,210  100%
CINCINNATI, OH
U.S. Post Office         Fee       40% [1]     1992       2.60     57,886  100%
World Park Bldg 5        Fee        100%       1987       5.00     59,690   94%
World Park Bldg 6        Fee        100%       1987       7.26     92,400   44%
World Park Bldg 7        Fee        100%       1987       8.63     96,000  100%
World Park Bldg 8        Fee        100%       1989      14.60    192,000  100%
World Park Bldg 9        Fee        100%       1989       4.47     58,800   95%
World Park Bldg 11       Fee        100%       1989       8.98     96,000  100%
World Park Bldg 14       Fee        100%       1989       8.91    166,400  100%
World Park Bldg 15       Fee        100%       1990       6.50     93,600  100%
World Park Bldg 16       Fee        100%       1989       7.00     93,600  100%
World Park Bldg 17       Fee       50% [1]     1994      15.10    304,000  100%
World Park Bldg 18       Fee        100%       1997      16.90    252,000  100%
World Park Bldg 28       Fee        100%       1998      11.60    220,160  100%
World Park Bldg 29       Fee        100%       1998      21.40    452,000  100%
World Park Bldg 31       Fee        100%       1998       7.10    122,120  100%
COLUMBUS, OH
2190-2200 Westbelt Dr.   Fee        100%       1986       6.12     95,516   69%
Westbelt West #1         Fee        100%       1999       9.53    132,800    0%
3800 Zane Trace Dr       Fee        100%       1978       3.98     83,167  100%
3635 Zane Trace Dr.      Fee        100%       1980       5.24     98,880  100%
FAIRFIELD, OH
Fairfield Bus. Ctr. D    Fee        100%       1990       3.23     40,223  100%
Fairfield Bus. Ctr. E    Fee        100%       1990       6.07     75,356  100%
University Moving        Fee        100%       1991       4.95     70,000  100%
GAHANNA, OH
Pet Foods Dist.          Fee        100%    1993/1995    16.22    276,000  100%
GLENWILLOW, OH
Mr. Coffee               Fee       50% [1]     1997      35.00    458,000  100%
Emerald Valley
 Bldg 1                  Fee        100%       1999      11.50    200,000  100%
GROVE CITY, OH
South Pointe Bldg A      Fee       50% [1]     1995      14.06    293,824  100%
South Pointe Bldg B      Fee       50% [1]     1996      13.16    307,200  100%
South Pointe Bldg C      Fee       50% [1]     1996      12.57    322,000  100%
South Pointe Bldg D      Fee        100%       1997       6.55    116,590  100%
South Pointe Bldg E      Fee        100%       1997       6.55     82,520  100%
GROVEPORT, OH
Groveport Comm Ctr #1    Fee       50% [1]     1998      17.78    354,814  100%
Groveport Comm Ctr #2    Fee        100%       1999      21.80    437,000  100%
6600 Port Rd.            Fee        100%    1995/1998    45.42  1,019,312  100%
MASON, OH
Governor's Pointe 4700   Fee        100%       1987       5.51     77,890  100%
Governor's Pointe 4900   Fee        100%       1987       9.41     79,034   98%
Governor's Pointe 4800   Fee        100%       1989       7.07     80,123  100%
MILFORD, OH
Park 50 Bldg 20          Fee        100%       1987       8.37     96,000   94%
Park 50 Bldg 25          Fee        100%       1989      12.20     78,328   94%

MONROE, OH
Monroe Bus.
 Center Bldg. 1          Fee        100%       1992      24.50    399,600  100%
SHARONVILLE, OH
Enterprise Bldg 1        Fee        100%       1990       7.52     87,400   94%
Enterprise Bldg 2        Fee        100%       1990       7.52     84,940   86%
Enterprise Bldg A        Fee        100%       1987       2.65     20,886  100%
Enterprise Bldg B        Fee        100%       1988       2.65     34,940   94%
Enterprise Bldg D        Fee        100%       1989       5.40     60,329  100%
Mosteller Dist. Center   Fee        100%    1957/1996    25.80    357,796  100%
Mosteller Dist. Ctr II   Fee        100%       1997      12.20    261,440   72%
Perimeter Park Bldg A    Fee        100%       1991       2.92     28,100  100%
Perimeter Park Bldg B    Fee        100%       1991       3.84     30,000  100%
SOLON, OH
Pioneer-Standard
 Electronics             Fee        100%       1998      12.90    224,600  100%
Fountain Pkwy. Bldg 1    Fee        100%       1998       6.50    108,700  100%
6450 Davis-Ameritech     Fee        100%       1999       5.77     40,372  100%
30600 Carter             Fee        100%       1971      11.30    190,188  100%
6230 Cochran             Fee        100%       1977       7.20    100,365   98%
31900 Solon-Front        Fee        100%       1974       8.30     85,000  100%
5821 Harper              Fee        100%       1970       5.80     66,638  100%
6161 Cochran             Fee        100%       1978       6.10     62,400  100%
5901 Harper              Fee        100%       1970       4.10     55,408  100%
29125 Solon              Fee        100%       1980       5.90     47,329  100%
6661 Cochran             Fee        100%       1979       4.70     39,000  100%
6521 Davis               Fee        100%       1979       3.20     21,600  100%
30301 Carter St.         Fee        100%       1972      12.58    219,574  100%
STRONGSVILLE, OH
Park 82 Bldg 2           Fee        100%       1998       7.10    105,600  100%
Park 82 Bldg 1           Fee        100%       1998       4.50     67,540  100%
Park 82 Bldg 3           Fee        100%       1999       6.37     85,150   47%
Johnson Controls         Fee        100%       1972      14.56     85,410  100%
Dyment                   Fee        100%       1988      12.00    246,140  100%
TWINSBURG, OH
Enterprise Pkwy. #1      Fee        100%    1974/1995     7.40     65,810   42%

W. CHESTER, OH
World Park at
 Union Ctr 1             Fee        100%      1998        4.00     59,400   94%
World Park at
 Union Ctr 2             Fee        100%      1999        3.82     64,800   59%
World Park at
 Union Ctr 3             Fee        100%      1998       15.00    321,200  100%
World Park at
 Union Ctr 4             Fee        100%      1999        4.46     48,400   89%
World Park at
 Union Ctr 5             Fee        100%      1999        6.43     86,400   43%
World Park at
 Union Ctr 6             Fee        100%      1999       16.25    321,464  100%
World Park at
 Union Ctr 8             Fee        100%      1999       15.47    340,560   61%
DUNCAN, SC
170 Pkwy. West           Fee        100%      1995        6.50     96,000  100%
285 Pkwy. East           Fee        100%   1994/1996     14.36    197,200  100%
190 Pkwy. West           Fee        100%      1996        8.61     92,400  100%
265 Pkwy. East           Fee        100%      1999       13.08    124,800    0%
ANTIOCH, TN
Keebler (Nashville)      Fee        100%      1985        4.39     36,150  100%
BRENTWOOD, TN
7104 Crossroads Blvd     Fee        100%       1987       7.00    103,200  100%
7106 Crossroads Blvd     Fee        100%       1987       6.70    103,880   86%
7108 Crossroads Blvd     Fee        100%       1989       6.60     99,000  100%
FRANKLIN, TN
277 Mallory Sta.         Fee        100%       1996       8.69    127,318  100%
320 Premier Ct.          Fee        100%       1996       7.26    106,357   93%
305 Seaboard Lane        Fee        100%       1998      14.23    122,312   63%
416 Mary Lindsay
 Polk Dr.                Fee        100%       1996      10.00    161,037  100%
318-II Seaboard Lane     Fee        100%       1999       4.07     30,112   81%
318-1 Seaboard Lane      Fee        100%       1999       3.25     37,766   43%
119 Seaboard Lane        Fee        100%       1990       5.40     90,024  100%
121 Seaboard Lane        Fee        100%       1990       3.10     45,480   99%
123 Seaboard Lane        Fee        100%       1990       4.10     63,360  100%

NASHVILLE, TN
1420 Donelson Pike       Fee        100%       1985       7.20     90,000   96%
1410 Donelson Pike       Fee        100%       1986       9.30    108,300   86%
1400 Donelson Pike       Fee        100%       1996       7.70    102,727  100%
400 Airpark Ctr.         Fee        100%       1989       3.20     52,748  100%
500 Airpark Ctr. Dr.     Fee        100%       1988       5.40     90,150   79%
600 Airport Ctr. Dr      Fee        100%       1990       4.70     78,800  100%
700 Airpark Ctr. Dr.     Fee        100%       1992       4.50     77,518  100%
800 Airpark Ctr. Dr.     Fee        100%       1995       6.00     93,928  100%
900 Airpark Ctr. Dr.     Fee        100%       1995       6.00     84,307  100%
1000 Airpark Ctr. Dr.    Fee        100%       1997       8.00    106,122  100%
5270 Harding Place       Fee        100%       1996       4.01     51,960  100%
1415 Donelson Pike       Fee        100%       1996      12.40    156,933  100%
1413 Donelson Pike       Fee        100%       1996       5.15     66,737  100%
5233 Harding Place       Fee        100%       1998       4.01     47,938  100%
431 Great Cir. Rd.       Fee        100%       1999      19.29    166,137   93%
700 Melrose Ave.         Fee        100%       1997       8.32    165,902  100%
684 Melrose Ave.         Fee        100%       1998      10.75    137,479  100%
458 Melrose Ave.         Fee        100%       1997       8.10    103,600  100%
784 Melrose Ave.         Fee        100%       1999       2.89     32,863  100%
Greenbriar Bus. Park     Fee        100%       1986      10.73    134,759   74%
Haywood Oaks Bldg 2      Fee        100%       1988       2.94     50,400   50%
Haywood Oaks Bldg 3      Fee        100%       1988       2.94     52,800   79%
Haywood Oaks Bldg 4      Fee        100%       1988       5.23     46,800   92%
Haywood Oaks Bldg 5      Fee        100%       1988       5.23     61,171  100%
Haywood Oaks Bldg 6      Fee        100%       1989      10.53    113,691  100%
Haywood Oaks Bldg 7      Fee        100%       1995       8.24     66,873  100%
Haywood Oaks Bldg 8      Fee        100%       1997      15.44     71,615  100%
Metro Airport
 Center Bldg 1           Fee        100%       1999       6.37     80,675   94%
566 Mainstream Dr.       Fee        100%       1982       6.92     95,644  100%
621 Mainstream Dr.       Fee        100%       1984       7.18     52,302  100%
3300 Briley Park Blvd    Fee        100%       1997      18.27    194,750   74%
2515 Perimeter Park      Fee        100%       1990       4.46     71,031   92%
500 Royal Pkwy.          Fee        100%       1990       4.70     75,000  100%
COPPELL, TX
Freeport II              Fee        100%       1996      14.40    280,000  100%
Freeport III             Fee        100%       1996      15.59    297,903  100%
Freeport IV              Fee        100%       1996      12.26    125,069  100%
FORT WORTH, TX
14900 Trinity Blvd.      Fee        100%       1984      14.30    310,000  100%
GARLAND, TX
Int'l. I                 Fee        100%       1996      12.70    151,200  100%
Int'l. II                Fee        100%       1996      12.70    283,600  100%
IRVING, TX
Texas Plaza I            Fee        100%       1997       9.10    115,926  100%
LEWISVILLE, TX
1550 Lakeway Dr.         Fee        100%       1997      11.92    200,515  100%
501 E Corporate Dr       Fee        100%       1998       9.72    159,000  100%
MILWAUKEE, WI
San Francisco Music Box  Fee      33.33% [1]   1993       8.90    153,600  100%
 OFFICE
 ------

FT. LAUDERDALE, FL
Beacon Pointe
 at Weston Bldg 1        Fee       49.9% [1]   1999       6.88     97,178   60%
JACKSONVILLE, FL
8380-8386 Baymeadows Rd  Fee        100%       1983       7.01     72,205   87%
7011 A.C. Skinner Pkwy   Fee        100%       1999       4.76     59,612   39%
LAKE MARY, FL
1025 Greenwood Blvd.     Fee       85% [1]     1998       8.49    109,021   95%
MIAMI, FL
8600 NW 17th St.         Fee        100%       1993       3.62     63,240  100%
TAMPA, FL
Highland Oaks I          Fee        100%       1999      10.70    125,000   55%

ALPHARETTA, GA
3925 Brookside Pkwy.     Fee        100%       1998       9.98    106,631  100%
3625 Brookside Pkwy      Fee        100%       1999      10.75    133,355   20%
2555 Northwinds Pkwy.    Fee        100%       1997      15.27     64,981  100%
2550 Northwinds Pkwy.    Fee        100%       1998      14.22    148,509  100%
ATLANTA, GA
6 W. Druid Hills Dr.     Fee        100%       1968       2.83     81,503   99%
2801 Buford Highway      Fee        100%       1977       5.82    115,712   94%
1190 W. Druid Hills Dr.  Fee        100%       1980       5.56     79,868   95%
DULUTH, GA
3805 Crestwood Pkwy.     Fee        100%       1997       7.20    104,947  100%
3885 Crestwood Pkwy.     Fee        100%       1998       6.33    105,295   93%
KENNESAW, GA
3391 Town Point Pkwy     Fee        100%       1999       7.35     93,849   34%
NORCROSS, GA
4366 Park Dr.            Fee        100%       1981       1.00      9,481  100%
1835 Shackelfort Ct.     Fee        100%       1990       3.29     56,576   97%
1854 Shackleford Rd.     Fee        100%    1985/1995     6.30     93,190   73%
4275 Shackleford Ct.     Fee        100%       1985       2.86     32,280   92%
3080 Northwoods Cir.     Fee        100%       1952       2.33     30,768   75%
5755 Peachtree
 Indust. Blvd            Fee        100%       1997       6.00     50,000  100%
ROSWELL, GA
1357 Hembree Rd.         Fee        100%       1999       5.62     50,944   98%
10745 Westside Pkwy.     Fee        100%       1995       5.00     58,093  100%
ARLINGTON HEIGHTS, IL
Atrium II                Fee        100%       1986       6.55    100,952  100%
DOWNERS GROVE, IL
Executive Towers I       Fee        100%       1983       6.33    204,701   89%
Executive Towers II      Fee        100%       1984       6.33    224,206  100%
Executive Towers III     Fee        100%       1987       6.33    222,400   86%
LAKE FOREST, IL
One Conway Park          Fee        100%       1989       8.97    102,579   94%
LISLE, IL
Central Park Of Lisle 1  Fee       50% [1]     1990       8.88    345,200   98%
LOMBARD, IL
Yorktown Office Center   Fee        100%    1979/1981     7.52     98,619   96%
WESTMONT, IL
Oakmont Cir. Office      Fee        100%       1990       6.90    115,737  100%
CARMEL, IN
Hamilton Crsg. Bldg 2    Fee        100%       1997       5.10     33,784  100%
Hamilton Crsg. Bldg 4    Fee        100%       1999       5.80     84,000   74%
FISHERS, IN
Delaware Park-Banc One   Fee        100%       1999      14.00    193,000  100%
GREENWOOD, IN
South Park Bldg 1        Fee        100%       1989       5.40     39,715   88%
South Park Bldg 3        Fee        100%       1990       3.25     36,082   89%
INDIANAPOLIS, IN
8465 Katc 2-story        Fee        100%       1983       1.31     28,298   84%
F.C. Tucker              Fee/       100%       1978       4.70      4,840  100%
                      Ground Lease     [3]
8555 Katc 4-story        Fee/       100%       1985       5.42     75,545   98%
                      Ground Lease     [3]
3520 Commerce Crsg.      Ground/    100%       1976       2.69     30,900   67%
                      Bldg. Lease      [4]
One North Capital        [5]        100%       1980       0.34    161,984   91%
Park 100 Bldg 34         Fee        100%       1979       2.00     22,545  100%
Park 100 Bldg 116        Fee        100%       1988       5.28     35,713  100%
Park 100 Bldg 118        Fee        100%       1988       6.50     35,700  100%
Park 100 Bldg 119        Fee        100%       1989       6.50     53,300  100%
Park 100 Bldg 124        Fee       50% [1]     1992       3.88     48,000  100%
Park 100 Bldg 132        Fee        100%       1997       4.40     27,600  100%
Woodland Corp Centre I   Fee        100%       1998       6.00     77,186  100%
Woodland Corp Center II  Fee        100%       1999       5.25     60,000   76%
INDIANAPOLIS, IN (CONT'D)
One Parkwood             Fee        100%       1989       5.93    108,216  100%
Two Parkwood             Fee        100%       1996       5.96     93,950  100%
Three Parkwood           Fee        100%       1997       6.24    122,712   98%
Four Parkwood            Fee        100%       1998       5.90    133,086   95%
Five Parkwood            Fee        100%       1999       3.37    133,758   80%
Software Artistry        Fee        100%       1998       6.90    108,273  100%
8440 Woodfield           Fee        100%       1987       7.50    117,818   98%
8425 Woodfield           Fee        100%       1989      13.30    259,777   99%
BLOOMINGTON, MN
Alpha Bus. Ctr I&II      Fee        100%       1980      13.57     41,581   91%
Norman Center 2          Fee        100%       1970       6.23     62,301  100%
Norman Center 4          Fee        100%       1967       4.27     45,332  100%
BURNSVILLE, MN
Professional Plaza I     Fee        100%       1986       2.80     38,652   73%
GOLDEN VALLEY, MN
Edina Realty             Fee        100%       1965       1.93     24,080  100%
North Star Title         Fee        100%       1965       3.41     42,479  100%
Tyrol West               Fee        100%       1968       2.98     37,098   51%
MINNETONKA, MN
10801 Red Cir. Dr.       Fee        100%       1977       4.00     60,078  100%
PLYMOUTH, MN
Medicine Lake Prof Bldg  Fee        100%       1970       1.54      8,100  100%
Westpoint Bus. Ctr       Fee        100%       1978       1.28     16,413   77%
ST. LOUIS PARK, MN
5219 Bldg.               Fee        100%       1965       0.73      9,141   90%
North Plaza              Fee        100%       1966       2.26     28,693   96%
South Plaza              Fee        100%       1966       2.68     33,370   97%
Travelers Express Towers Fee        100%       1987       5.40    237,643   99%
CREVE COUER, MO
Twin Oaks                Fee        100%       1995       5.91     85,071   82%
EARTH CITY, MO
3322 NGIC                Fee        100%       1987       6.61    112,000  100%
MCI                      Fee        100%       1998      11.90     96,495  100%
MARYLAND HEIGHTS, MO
Riverport Tower          Fee        100%       1991      20.40    317,891  100%
ST. LOUIS, MO
3300 Pointe 70           Fee        100%       1989       6.61    104,583  100%
Laumeier I               Fee        100%       1987       4.26    114,037  100%
Laumeier II              Fee        100%       1988       4.64    112,477   98%
500-510 Maryville Center Fee        100%       1984       9.27    165,544   91%
530 Maryville Center     Fee        100%       1990       5.31    107,957  100%

ST. LOUIS, MO (CONT'D)
550 Maryville Ctr.       Fee        100%        1988      4.55     97,109   96%
635-645 Maryville Ctr.   Fee        100%        1987      8.78    148,307  100%
655 Maryville Ctr.       Fee        100%        1994      6.26     90,499  100%
540 Maryville Ctr.       Fee        100%        1990      5.23    107,970   93%
625 Maryville Ctr.       Fee       49% [1]      1994      6.26    101,576  100%
520 Maryville Ctr.       Fee        100%        1998      5.30    115,453  100%
Express Scripts HQ       Fee        100%        1999     11.40    141,774  100%
Westmark                 Fee        100%        1987      6.95    123,889   71%
Westview Place           Fee        100%        1988      2.69    123,563   90%
SUNSET HILLS, MO
Laumeier IV              Fee        100%        1987      2.24     62,842  100%
CARY, NC
200 Regency Forest Dr.   Fee        100%        1999     23.95    102,561  100%
100 Regency Forest Dr.   Fee        100%        1997     12.30    103,597   94%
6501 Weston Pkwy.        Fee        100%        1996      8.52     93,990  100%

MORRISVILLE, NC
2400 Perimeter Park Dr.  Fee        100%        1999      5.50     59,629  100%
1400 Perimeter Park Dr.  Fee        100%        1991      3.33     44,916   50%
1500 Perimeter Park Dr.  Fee        100%        1996      5.47     81,000   98%
1600 Perimeter Park Dr.  Fee        100%        1994      5.70     94,897  100%
1800 Perimeter Park Dr.  Fee        100%        1994      3.94     54,434  100%
2000 Perimeter Park Dr.  Fee        100%        1997      4.25     55,906  100%
1700 Perimeter Ctr W.    Fee        100%        1997      5.08     77,239  100%
3900 N. Paramount Pkwy.  Fee        100%        1998      5.88    100,987  100%
3900 S. Paramount Pkwy   Fee        100%        2000      5.88    119,162   61%
5200 Paramount Pkwy.     Fee        100%        1999     12.19    154,853  100%
RALEIGH, NC
5520 Capital Ctr Dr      Fee        100%        1993      3.67     37,630  100%
801 Jones Franklin Rd    Fee        100%        1995      4.09     69,151  100%
BEACHWOOD, OH
One Corporate Exchange   Fee        100%        1989      5.30     88,376   88%
Corporate Place          Fee        100%        1988      4.50     86,581   84%
BLUE ASH, OH
Huntington Bank Bldg.    Fee        100%        1986      0.94      3,235  100%
Lake Forest Place        Fee        100%        1985     13.50    217,264  100%
Westlake Center          Fee        100%        1981     11.76    180,087   95%
CINCINNATI, OH
One Ashview Place        Fee        100%        1989      6.88    120,924   98%
Blue Ash Office Ctr VI   Fee        100%        1989      2.96     36,138   85%
Zussman Bldg-
 311 Elm St.            Ground/     100%        1986      0.69     90,127   52%
                       Bldg. Lease     [6]
312 Elm                  Fee        100%        1992      1.10    378,786   99%
Executive Plaza I        Fee        100%        1980      5.83     88,398   92%
Executive Plaza II       Fee        100%        1981      5.02     88,885  100%
Executive Plaza III      Fee        100%        1998      5.60     90,073   97%
Dun & Bradstreet Bldg    Fee        100%        1972      8.34     38,000  100%
8790 Governor's Hill     Fee        100%        1985      5.00     58,177   88%
8700 Governor's Hill     Fee        100%        1985      4.98     58,617  100%
8800 Governor's Hill     Fee        100%        1985      2.13     28,700  100%
8600 Governor's Hill     Fee        100%        1986     10.79    202,106  100%
Kenwood Exec. Center     Fee        100%        1981      3.46     51,967   76%
8230 Kenwood Commons     Fee       75% [1]      1986      2.09     46,145   56%
8280 Kenwood Commons     Fee       75% [1]      1986      2.09     44,774   93%
Kenwood MOB              Fee        100%        1999      7.50     80,352  100%
Ohio National            Fee        100%        1996      9.00    214,272   96%
Pfeiffer Woods Off.Bldg. Fee        100%        1998     11.30    116,364  100%
312 Plum                 Fee        100%        1987      0.69    230,489   98%
Remington Park Bldg A    Fee        100%        1982      3.20     38,473  100%
Remington Park Bldg B    Fee        100%        1982      3.20     38,099  100%
Triangle Office Park     Fee        100%     1965/1985   15.64    172,650   87%
COLUMBUS, OH
One Easton Oval          Fee        100%        1998      7.69    127,080   66%
Two Easton Oval          Fee        100%        1996      7.66    128,707  100%
1000 Polaris Pkwy.       Fee        100%        1992      8.42     72,588  100%
Xerox Bldg-5555
 Parkcenter Cir          Fee        100%        1992      6.09     84,138   66%
DUBLIN, OH
Metrocenter III          Fee        100%        1983      5.91     75,342  100%
Scioto Corporate Center  Fee        100%        1987      7.58     57,251   72%
LCI Int'l.               Fee        100%        1990     13.00    164,639  100%
Sterling 1               Fee        100%        1990      7.66    106,300  100%
Indiana Insurance        Fee        100%        1994      3.86     49,600   74%
Sterling 2               Fee        100%        1995      3.33     57,660  100%
John Alden Life Ins.     Fee        100%        1995      6.51    104,016  100%
Cardinal Health          Fee        100%        1995     10.95    132,939  100%
Sterling 3               Fee        100%        1996      3.56     64,500  100%
Compmanagement           Fee        100%        1997      5.60     68,700  100%
Sterling 4               Fee        100%        1998      3.10     94,219  100%
Parkwood Place           Fee        100%        1997      9.08    156,000  100%
DUBLIN, OH (CONT'D)
Nationwide               Fee        100%        1996     17.90    315,102  100%
Emerald II               Fee        100%        1998      3.21     45,716  100%
Atrium II, Phase I       Fee        100%        1998     11.04    145,716   97%
Atrium II, Phase II      Fee        100%        1999     10.42    145,512  100%
Blazer I                 Fee        100%        1999      5.65     71,491  100%
INDEPENDENCE, OH
Corporate Plaza I        Fee        100%        1989      6.10    114,028   97%
Corporate Plaza II       Fee        100%        1991      4.90    103,834   95%
Freedom Square I         Fee        100%        1980      2.59     40,548   97%
Freedom Square II        Fee        100%        1987      7.41    116,665   93%
Freedom Square III       Fee        100%        1997      2.00     71,025  100%
6111 Oak Tree            Fee        100%     1979/1995    5.00     70,906   98%
Park Center Bldg I       Fee        100%        1998      6.68    133,550   95%
Park Center Bldg 2       Fee        100%        1999      6.67    142,150   97%
MASON, OH
Deerfield Crsg Bldg 1    Fee        100%        1999      8.50    159,624   28%
Governor's Pointe 4770   Fee        100%        1986      4.50     76,037   85%
Governor's Pointe 4705   Fee        100%        1988      7.50    140,984  100%
Governor's Pointe 4605   Fee        100%        1990      8.00    178,725  100%
Governor's Pointe 8990   Fee        100%        1997      5.00     78,240  100%
Governor's Pointe 4660   Fee        100%        1997      4.65     76,902   67%
Governor's Pointe 4680   Fee        100%        1998      9.80    126,102   98%
MAYFIELD HEIGHTS, OH
Landerbrook Corp.
 Center I                Fee        100%        1997      8.00    112,886   99%
Landerbrook Corp.
 Center II               Fee        100%        1998      5.74    103,300   97%
MILFORD, OH
Park 50 Bldg 17          Fee        100%        1985      8.19     70,644   87%
Park 50 Bldg 26          Fee        100%        1991     13.00    221,215  100%
NEW ALBANY, OH
Express-Med              Fee       50% [1]      1998      8.81    103,606  100%
NORTH OLMSTEAD, OH
Corporate Center I       Fee        100%        1985      5.33     99,260   92%
Corporate Center II      Fee        100%        1987      5.32    104,402   93%
NORTH OLMSTED, OH
Corporate Center III     Fee        100%        1999      1.80     68,000   91%
PEPPER PIKE, OH
Corporate Cir.           Fee        100%        1983      6.65    122,943   82%
SEVEN HILLS, OH
Rock Run - North         Fee        100%        1984      5.00     62,565   93%
Rock Run - Center        Fee        100%        1985      5.00     61,099   94%
Rock Run - South         Fee        100%        1986      5.00     62,989   90%
WESTERVILLE, OH
Liebert                  Fee        100%        1999      5.65     67,657  100%
BRENTWOOD, TN
Creekside Crossing One   Fee        100%        1998      5.35    116,450   93%
FRANKLIN, TN
341 Cool Springs Blvd    Fee        100%        1999     18.18     87,790    0%
NASHVILLE, TN
Three Lakeview           Fee        100%        1999      7.11    149,700    7%
One Lakeview Place       Fee        100%        1986      6.46    114,972   75%
Two Lakeview Place       Fee        100%        1988      6.45    114,586   98%
545 Mainstream Dr.       Fee        100%        1983      8.91     86,676  100%
PLANO, TX
Metasolv Bldg. Phase I   Fee        100%        1997      5.40     52,000  100%
Metasolv Bldg. Phase II  Fee        100%        1999      5.40    100,000  100%

RETAIL
------
MIAMI, FL
8575 NW 13th Terr.       Fee        100%        1993     17.43     87,005  100%
8323 NW 12th St.         Fee        100%        1991      7.50    120,631   84%
ALPHARETTA, GA
11835 Alpharetta
 Highway                 Fee        100%        1994      2.25     15,000  100%
ATLANTA, GA
2071 N. Druid
 Hills Dr.               Fee        100%        1968      0.59      4,115  100%
5300 Peachtree
 Indust. Blvd            Fee        100%        1966      2.16     29,870  100%

NORCROSS, GA
1480 Beaver Ruin Rd.     Fee        100%        1989      2.08     14,992   74%
BLOOMINGTON, IL
Lakewood Plaza           Fee        100%        1987     11.23     87,056   99%
CHAMPAIGN, IL
Market View
 Shopping Ctr.           Fee        100%        1985      8.50     86,553   84%
CARMEL, IN
Hamilton Crossing
 Retail Bld 1            Fee        100%        1999      9.00     82,306   70%
FORT WAYNE, IN
Coldwater Crossing       Fee        100%        1990     35.38    246,365   91%
INDIANAPOLIS, IN
Cub Center               Fee        100%        1986      6.83     60,136   96%
Michaels Plaza           Fee        100%        1984      4.50     50,374   85%
Greenwood Corner Shops   Fee        100%        1986      7.45     50,840  100%
First Indiana Branch     Fee        100%        1988      1.00      2,400  100%
Park 100 Retail Bldg 121 Fee        100%        1989      2.27     19,716   52%
FLORENCE, KY
Sofa Express - Florence  Fee        100%        1997      1.78     20,250  100%
CINCINNATI, OH
Eastgate Square          Fee        100%     1990/1996   11.60     94,182  100%
Garden Ridge (Eastgate)  Fee        100%        1998     13.94    141,500  100%
Kohl's Department Store  Fee        100%        1994     12.00     80,684  100%
Sofa Express-Gov. Plaza  Fee        100%        1995      1.13     15,000  100%
Office Max               Fee        100%        1995      2.25     23,484  100%
Fountain Place           Fee       14% [1]      1997      1.98    206,315  100%
Governors Plaza          Fee        100%        1990     20.75    181,014  100%
King's Auto Mall I       Fee        100%        1990      5.68     52,715  100%
King's Mall Retail
 Ctr II                  Fee        100%        1988      8.90     67,284  100%
Tri-county Mktpl.        Fee        100%        1998     10.36     74,246  100%
Western Hills Mktpl.     Fee        100%        1998     10.50    148,650   85%
DUBLIN, OH
Tuttle Retail Center     Fee        100%     1995/1996   13.44    185,718  100%
LOVELAND, OH
Montgomery Crossing
 Phase I                 Fee        100%        1993      1.90     21,008  100%
Montgomery Crossing
 Phase II                Fee        100%        1994      7.00     68,648  100%
MASON, OH
Bigg's Supercenter       Fee        100%        1996     14.00    198,940   97%
Lowes                    Fee        100%    1997/1999    17.90    161,397   100%

                Total In-Service                      6,212.67 92,502,247   92%
                                                      -------- ----------

                                                                NET         %
                        OWNER-    PARTNER-  EXPECTED    LAND    RENTABLE  LEASED
PROJECT NAME/           SHIP      SHIP'S    IN-SERVICE  AREA    AREA      12/31,
LOCATION                INTEREST  INTEREST  DATE        (ACRES) (SQ. FT.) 1999
----------------------  --------- --------- ----------  ------- --------- ------
UNDER DEVELOPMENT
----------------
INDUSTRIAL
----------
FT. LAUDERDALE, FL
Sawgrass - Bldg. 1       Fee       95% [1]     2000      8.55     84,069    24%
ORLANDO, FL
7022 TPC Dr.             Fee        100%       2000      7.04     86,316     0%
ALPHARETTA, GA
Ridgeland Bus. Dist. II  Fee        100%       2000      7.15     78,400     0%
KENNESAW, GA
3200 Town Point Dr       Fee        100%       2000      6.73     72,000    69%
ROSEWELL, GA
Founders Park SC 1       Fee        100%       2000      9.10    110,000     0%
SUWANEE, GA
100 Crestridge Dr.       Fee        100%       2000      8.03     99,822   100%
AURORA, IL
Meridian I               Fee        100%       2000     11.65    186,600    18%

BOLINGBROOK, IL
Crossroads 3             Fee        100%       2000     10.64    187,000     0%

CARMEL, IN
H.C. Bldg 1 W. Exp.      Fee        100%       2000      4.10     51,300    69%
FISHERS, IN
Exit 5 Bldg. II          Fee        100%       2000      8.60    120,000     0%
INDIANAPOLIS, IN
Park 100 Bldg 129 Exp    Fee        100%       2000      7.80    137,600   100%
LEBANON, IN
Pamida Expansion         Fee        100%       2000     11.66    218,400   100%
PLAINFIELD, IN
Plainfield Bldg. 1       Fee        100%       2000     21.25    450,000   100%
Plainfield Bldg. 2       Fee        100%       2000     26.70    481,440     0%
HEBRON, KY
Skyport Bldg. 3          Fee        100%       2000     28.80    473,000   100%
BROOKLYN PARK, MN
Crosstown North
 Bus Ctr 5               Fee        100%       2000      8.87    142,708    46%
Crosstown North
 Bus Ctr 6               Fee        100%       2000      5.57     73,109     0%
EAGAN, MN
Apollo Indust. Ctr II    Fee        100%       2000      4.30     70,089   100%
Apollo Indust. Ctr III   Fee        100%       2000     13.00    240,000     0%
MARYLAND HEIGHTS, MO
Riverport 2              Fee        100%       2000      9.51    104,800     0%
ST. LOUIS, MO
Westport Center V        Fee        100%       2000      5.09     35,000     0%
WESTPORT, MO
Westport Center IV       Fee        100%       2000     14.71    173,500     0%
CANAL WINCHESTER, OH
Nifco at Canal
 Winchester              Fee        100%       2000      6.82     76,800   100%
CINCINNATI, OH
Cincinnati Bell
 Supply @ IAMS           Fee        100%       2000      9.00    80,100    100%
World Park Bldg #30      Fee        100%       2000     33.23   615,600    100%
COLUMBUS, OH
Westbelt West #2         Fee        100%       2000     11.24   184,000      0%
GROVEPORT, OH
Groveport Comm Ctr #3    Fee        100%       2000     10.60   168,000      0%
Groveport Comm Ctr #4    Fee        100%       2000     22.95   425,000      0%
STRONGSVILLE, OH
Park 82 Bldg 4           Fee        100%       2000      8.24   170,550      0%
TWINSBURG, OH
Enterprise Pkwy. Bldg 2  Fee        100%       2000     12.00   198,000     55%
NASHVILLE, TN
Haywood Oaks East        Fee        100%       2000     13.00   120,657      0%
Metrocenter Flex Bldg I  Fee        100%       2000      8.26    42,013      0%
GARLAND, TX
Garland Bus. Center II   Fee        100%       2000     15.15   143,520      0%
IRVING, TX
Texas Plaza II           Fee        100%       2000      5.22    71,550      0%

OFFICE
------

CELEBRATION, FL
Celebration C-9          Fee        100%       2000      6.08    80,000      0%
LAKE MARY, FL
Northpoint Center II     Fee       95% [1]     2000      8.76   108,499      0%
TAMPA, FL
Highland Oaks II         Fee        100%       2000     10.70   124,997      0%
DULUTH, GA
Hampton Green Off Bldg   Fee        100%       2000     10.11   121,827     41%
LAWRENCEVILLE, GA
Huntcrest Office I       Fee       50% [1]     2000      7.19   103,650      0%
                                     - 22 -

AURORA, IL
Hartford BTS             Fee        100%       2000     12.02   140,000     93%
LISLE, IL
Central Park of Lisle 2  Fee       50% [1]     2000      8.36   303,246     23%
INDIANAPOLIS, IN
Hamilton Crossing Bldg 3 Fee        100%       2000      8.63   141,812     64%
Six Parkwood             Fee        100%       2000      6.10   197,542     40%
Seven Parkwood           Fee         60% [7]   2000      4.40    85,250     74%
Woodland Corp Ctr III    Fee        100%       2000      6.03    65,500     75%
BLOOMINGTON, MN
Norman Pointe I          Fee        100%       2000      4.00   210,000      0%
ST. LOUIS PARK, MN
1600 Tower               Fee        100%       2000      3.00   244,541      1%
ST. LOUIS, MO
700 Bldg.                Fee        100%       2000      5.70   215,564    100%
533 Maryville Centre     Fee        100%       2000      5.44   125,296      0%
Westport Place           Fee        100%       2000      6.03    95,000      0%
CARY, NC
Regency Forest III       Fee        100%       2000      8.47   109,570      0%
MORRISVILLE, NC
3500 Paramount Pkwy      Fee        100%       2000      3.36    61,380    100%
RALEIGH, NC
Brook Forest I           Fee        100%       2000      4.88    65,721      0%
1801 Varsity Dr. in DCLP Fee        100%       2000      3.10   120,000    100%
CINCINNATI, OH
Alliance                 Fee       50% [1]     2001      7.10   158,900    100%
COLUMBUS, OH
Easton Plaza One         Fee        100%       2000      5.12   107,083      0%
DUBLIN, OH
Parkwood II              Fee        100%       2000      8.98   156,428      0%
Blazer II                Fee        100%       2000      5.93    85,082     60%
INDEPENDENCE, OH
Park Center Bldg 3       Fee        100%       2000      6.67   133,958      0%
NEW ALBANY, OH
Novus Services, Inc.     Fee        100%       2000     51.70   326,481    100%
6525 W. Campus Oval      Fee       50% [6]     2000      4.40    66,000     56%
BRENTWOOD, TN
Creekside Crossing 2     Fee        100%       2000      5.35   116,390     25%
RETAIL
------
WOODLAWN, OH
Glenwood Crossing        Fee        100%       2000     14.06    34,900     22%

                    Total Under Development            636.23   9,875,560   41%
                                                       ------ -----------

         Total In-Service and Under Development      6,848.90 102,377,807  87%
                                                     ======== ===========

[1]   The Partnership retains the indicated effective ownership interest in an entity which owns the building. The Partnership shares in the profit or loss from such building in accordance with the Partnership's ownership interest.

[2]   These buildings are owned by a partnership in which the Partnership is a partner. The Partnership owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

[3] The Partnership owns the building and has a leasehold interest in the land underlying this building with a lease term expiring in 2048 or later.

[4] The Partnership has a leasehold interest in this building with a lease term expiring May 2006.

[5] These are properties for which there are loans to owners which fully encumber the properties. Under the terms of the loans, the Partnership effectively receives all income and economic value from the properties. As a result, the properties are accounted for as owned properties.

[6] The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring June 2020. The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

[7] This building is owned by a partnership in which the Partnership owns a 60% interest. The Partnership receives an 11% cumulative preferred return on its equity, with any excess cash flow after debt service received in accordance with the ownership interest.
                                  - 23 -

   ITEM 3.  LEGAL PROCEEDINGS

   The Partnership is not party to any claims or litigation that it believes the results, individually or in the aggregate, will have a material adverse affect on its business, financial position or results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the General Partner during the fourth quarter of the year ended December 31, 1999.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. Comparable cash distributions are expected in the future. As of February 29, 2000, there were 10,382 record holders of Common Units.

   On   January  26,  2000,  the  Partnership  declared  a  quarterly  cash distribution of $0.39 per Common Unit payable on February 29, 2000 to Common Unitholders of record on February 11, 2000.


                    1999 Distributions      1998 Distributions
                    ------------------      ------------------
   Quarter Ended

   December 31           $.39                   $.34
   September 30           .39                    .34
   June 30                .34                    .30
   March 31               .34                    .30

                                  - 24 -
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 1999. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per unit amounts):

                              1999      1998       1997       1996       1995
                              ----      ----       ----       ----       ----
Results of Operations:
Revenues:
Rental Operations      $  535,563  $  348,625 $  229,702  $  162,160  $  113,641
Service Operations         54,031      24,716     22,378      19,929      17,777
                        ---------   ---------  ---------   ---------   ---------
Total Revenues         $  589,594  $  373,341 $  252,080  $  182,089  $  131,418
                        =========   =========  =========   =========   =========
Net Income
 Available for
 Common Units          $  159,447  $  103,112 $   72,780  $   58,713  $   41,600
                        =========   =========  =========   =========   =========
Per Unit Data (1):
 Net Income per
 Common Unit:
   Basic               $    1.33   $     1.13 $      .98  $      .92  $     .78
   Diluted                  1.32         1.12        .97         .91        .77
 Dividends paid
  per Common Unit           1.46         1.28       1.10        1.00        .96
 Weighted Average
  Common Units
  Outstanding            119,467       91,576     74,142      63,960     53,582
 Weighted Average
  Common and
  Dilutive Potential
  Common Units           120,511       92,468     74,993      64,398     53,802

Balance Sheet Data (at December 31):
 Total Assets         $5,487,284   $2,854,062 $2,177,174  $1,362,399 $1,046,532
 Total Debt            2,113,476    1,007,317    720,119     525,815    454,820
 Total Preferred
  Equity                 690,340      348,366    218,906      72,856          -
 Total Partners'
  Equity               3,101,989    1,677,988  1,324,780     769,269    540,221
 Total Common Units
  Outstanding (1)        144,803       96,853     87,054      66,364     56,606
Other Data:
 Funds From
  Operations (2)      $  267,243   $  174,829 $  118,828   $  87,434  $  64,846
 Cash Flow Provided by
  (Used by):
 Operating activities $  343,331   $  220,529 $  158,776   $  95,470  $  78,637
  Investing
   activities           (767,892)    (703,575)  (597,015)   (277,009)  (289,569)
  Financing activities   436,449      479,300    443,265     181,203    176,187

     (1)Information for all five years reflects the General Partner's two-for-one stock split effected in August 1997.

      (2)Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of depreciated property plus operating property depreciation and amortization, and adjustments for minority interest and unconsolidated comp anies on the same basis. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs.

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

   The Partnership's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Additionally, through the Weeks Merger (see discussion below under Merger with Weeks Corporation), the Partnership has expanded and diversified its geographic base into southeastern markets that have similar demographics to the Midwest and are located in fast growing southeast cities expected to provide additional growth opportunities. The Partnership's occupancy rate of its in-service portfolio was 91.9% at December 31, 1999. The Partnership expects to maintain its overall occupancy at comparable levels and to increase rental rates as leases are renewed or new leases are executed. This stable occupancy and increasing rental rates should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

   The Partnership tracks Same Property performance which compares those properties that were in-service for all of a two-year period. As a result of the rapid growth of the Partnership, this population of properties only represented 62.4% and 47.7% of the in-service portfolio at December 31, 1999 and December 31, 1998, respectively. In 1999, net operating income from the same property portfolio increased 3.2% over 1998, while for 1998, net operating income from the same property portfolio increased 5.4% over 1997.

   The following table sets forth information regarding the Partnership's in-service portfolio of rental properties as of December 31, 1999 (square feet in thousands):

                        Total            Percent of
                      Square Feet      Total Square Feet    Percent Occupied
                  -----------------   -----------------     ----------------
Type               1999      1998      1999       1998       1999      1998
----               -----     ----      ----       ----       ----      ----
INDUSTRIAL
 Service Centers  12,762     6,123     13.8%      11.7%      93.5%   93.4%
 Bulk             58,428    29,745     63.2%      57.2%      91.4%   95.4%
OFFICE
 Suburban         17,767    13,015     19.2%      25.0%      91.5%   95.0%
 CBD                 861       861       .9%       1.7%      92.4%   96.3%
RETAIL             2,684     2,284      2.9%       4.4%      95.1%   95.8%
                   ------   ------    ------     ------
    Total          92,502   52,028    100.0%     100.0%      91.9%   95.1%
                   ======   ======    ======     ======

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.3% and 10.9% of the Partnership's occupied square footage is subject to leases expiring in 2000 and 2001, respectively, and (ii) the Partnership's renewal percentage averaged 72%, 69% and 81% in 1999, 1998 and 1997, respectively.

   The following table reflects the Partnership's in-service lease expiration schedule as of December 31, 1999, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

       Indust. Portfolio Office Portfolio   Retail Portfolio   Total Portfolio
       ----------------- ----------------   ----------------- -----------------
Yr of   Sq               Sq                 Sq                Sq
Exp     Ft        Rent   Ft          Rent   Ft          Rent  Ft          Rent
----   ------- --------  -------  --------  ------    ------  ------   --------
2000    6,966  $ 32,834   1,643   $ 20,247    150   $ 1,375    8,759    $ 54,456
2001    7,342    32,051   1,867     23,115     84     1,010    9,293     56,176
2002    8,964    42,053   2,228     26,647    113     1,505   11,305     70,205
2003    7,600    37,830   1,942     25,566    168     2,895    9,710     66,291
2004    7,659    40,128   2,470     34,307    128     1,200   10,257     75,635
2005    5,706    25,440   1,416     19,879    259     2,334    7,381     47,653
2006    4,128    19,243     980     14,193      8       108    5,116     33,544
2007    3,828    17,114     680      9,494     64       584    4,572     27,192
2008    4,368    18,949     975     13,835     46       614    5,389     33,398
2009    5,135    23,609   1,382     19,693    131     1,638    6,648     44,940
There-
after   3,668    16,829   1,472     20,994  1,402    12,538    6,542     50,361
       ------   -------  ------    -------  -----    ------   ------    -------
Total  65,364  $306,080  17,055   $227,970  2,553   $25,801   84,972   $559,851
       ======  ========  ======   ========  =====    ======   ======    =======
Total
 Port-
 folio 71,190            18,628             2,684            92,502
       ======            ======             =====            ======
Annualized
 Net
 effective
 rent per sq
 ft leased    $   4.68           $  13.37           $10.11             $   6.59
               =======            =======            =====              =======

   This stable occupancy, along with increasing rental rates in each of the Partnership's markets, will allow the in-service portfolio to continue to provide an increasing level of earnings from rental operations. The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; (iii) re-deployment of capital proceeds from the disposal of non-performing and low growth assets into additional rental properties with excellent long-term growth prospects; and (iv) the completion of the 9.9 million square feet of properties under development at December 31, 1999, over the next four quarters and thereafter. These properties under development are expected to be placed in service as follows (in thousands, except percentages):

   Anticipated                              Estimated     Anticipated
   In-Service       Square    Percent        Project      Stabilized
   Date              Feet    Pre-Leased       Costs       Return
 ----------------   -------  -----------    ----------    ------------
 1st Quarter 2000    3,354      39%          $238,469        11.0%
 2nd Quarter 2000    3,694      38%           183,436        11.2%
 3rd Quarter 2000    1,861      56%           140,867        11.9%
 Thereafter            967      32%           115,092        11.2%
                     -----                    -------
                     9,876      41%          $677,864        11.3%
                     =====                    =======

   MERGER WITH WEEKS CORPORATION

   In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty L.P. ("Weeks Operating
   Partnership"), was merged with and into the Partnership. This transaction is hereafter referred to as the "Weeks Merger." In accordance with the terms of the Weeks Merger, each outstanding Weeks Operating Partnership common unit was converted into 1.38 common units of the Partnership and each outstanding Weeks Operating Partnership Series A preferred unit was converted into one of the Partnership's Series F preferred units (the "Series F Preferred Units"). As a result,
   27.4 million common units and 6,000,000 Series F Preferred Units were issued to Weeks Operating Partnership unitholders in exchange for all of the outstanding Weeks Operating Partnership common and preferred units. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   RESULTS OF OPERATIONS

   A summary of the Partnership's operating results and property statistics for each of the years in the three-year period ended December 31, 1999, is as follows (in thousands, except number of properties and per unit amounts):

                                         1999          1998        1997
                                         ----          ----        ----
   Rental Operations revenues          $535,563     $348,625     $229,702
   Service Operations revenues           54,031       24,716       22,378
   Earnings from Rental Operations      195,393      125,967       83,740
   Earnings from Service Operations      17,872        7,195        7,153
   Operating income                     196,709      121,589       84,363
   Net income available for
    common units                        159,447      103,112       72,780

   Weighted average common units
    outstanding (1)                     119,467       91,576       74,142
   Weighted average common and dilutive
     potential common units (1)         120,511       92,468       74,993

   Basic income per common unit (1)    $   1.33     $   1.13     $    .98
   Diluted income per common unit (1)  $   1.32     $   1.12     $    .97

   Number of in-service properties
    at end of year                          865          453          355
   In-service square footage
    at end of year                       92,502       52,028       40,668
   Under development square
    footage at end of year                9,876        7,241        5,243

(1) As adjusted for the General Partner's two-for-one stock split effected in August 1997.

COMPARISON  OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED  DECEMBER  31, 1998
   --------------------------------------------------------------------------
   Rental Operations
   -----------------
   The Partnership increased its in-service portfolio of rental properties from 453 properties comprising 52.0 million square feet at December 31, 1998 to 865 properties comprising 92.5 million square feet at December 31, 1999 through the acquisition of 366 properties totaling 31.4 million square feet and the placement in service of 67 properties and
   four   building  expansions  totaling  10.4  million  square.  Of  these additional acquisition properties, 335 properties totaling 28.6 million square feet relate to the Weeks Merger.

   The Partnership also disposed of 21 properties totaling 1.3 million square feet. These 412 net additional rental properties primarily account for the $186.9 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 412 in-service rental properties.

   The $26.5 million increase in interest expense is primarily attributed to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the Weeks Merger, and increased borrowings on the Partnership's unsecured lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities which increased in 1999 compared to 1998.

   As a result of the above mentioned items, earnings from Rental Operations increased $69.4 million from $126.0 million for 1998 to $195.4 million for 1999.

   Service Operations
   ------------------
   Service  Operations  revenues  increased from  $24.7  million  to  $54.0 million for the year ended 1999 as compared to 1998 primarily as a result of increases in construction management fee revenue because of an
                                     - 28 -
   increase in third-party construction volume. Service Operations expenses increased from $17.5 million to $36.1 million for the year ended 1999 as compared to 1998 as a result of (i) payroll increasing from $12.5 million in 1998 to $17.2 million in 1999 due to the Weeks Merger and additional personnel added to existing regional offices due to the overall growth of the Partnership; (ii) income tax expenses increasing by $5.2 million as a result of increased activity in properties constructed for sale; and (iii) maintenance expenses increasing from $2.5 million in 1998 to $9.7 million 1999 through the addition of substantial landscape operations in the Weeks Merger and the growth of the Partnership in Midwest markets.

   As a result of the above-mentioned items, earnings from Service Operations increased $10.7 million from $7.2 million in 1998 to $17.9 million for the year ended 1999.

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $11.6 million for the year ended 1998 to $16.6 million for 1999 primarily due to an overall increase in corporate expenses associated with the Weeks Merger and the overall growth of the Partnership.

   Earnings from Land and Depreciated Property Sales
   -------------------------------------------------
   During 1999, the Partnership developed a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $76.4 million and a net gain of $10.0 million in 1999.

   As part of this ongoing real estate asset disposition strategy, the Partnership was committed to the sale of 13 real estate assets with a net book value of $153.6 million as of December 31, 1999. Subject to normal closing risks, the Partnership expects to complete these and other dispositions during 2000 and use the proceeds to fund future investments in real estate assets. As part of management's long-term strategy, the Partnership will continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment objectives and use proceeds for the funding of real estate development and acquisition opportunities.

   Net Income Available for Common Units
   -------------------------------------
   Net income available for common units for the year ended December 31, 1999, was $159.4 million compared to $103.1 million for 1998. This increase results primarily from the increases in the operating results of rental and service operations explained above.

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

   The Partnership also disposed of two properties totaling 21,000 square feet. These 98 net additional rental properties primarily account for the $118.9 million increase in revenues from Rental Operations from 1997 to 1998. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 98 in-service rental properties.
                                     - 29 -

   The   $19.9   million   increase  in  interest  expense   is   primarily
   attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $250 million of unsecured debt issued in 1998 and increased borrowings on the Partnership's unsecured line of credit. These higher borrowing costs were partially offset by the capitalization of interest in property development activities which increased in 1998 compared to 1997.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Financial Flexibility
   ---------------------
   During the latter half of 1998 and continuing into 1999, the real estate industry experienced a reduced supply of favorably priced equity and debt capital, which generally decreased the level of new investment activity by real estate companies. While the Partnership has been subject to the same capital market conditions as other real estate companies, management believes the Partnership's financial and liquidity position are relatively strong. Over the years, the Partnership has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management's view, this should provide a competitive advantage in the current capital constrained market over many of its competitors. Following are three key indicators that demonstrate the overall strength of the Partnership's financial position. First, the Partnership believes that its strong balance sheet and expected real estate asset disposition proceeds will provide the Partnership with sufficient capital to fund its investment activities during 2000 without the need to raise additional common equity through the General Partner. Second, the Partnership has only $65.0 million of final debt maturities in

   2000. Third, as of December 31, 1999, the Partnership has a total of $492.0 million of undrawn capacity on its existing lines of credit to meet its short-term obligations. Although it is not clear how long the current market conditions will prevail, management believes that these key factors will provide the Partnership with substantial financial flexibility to capitalize on investment opportunities which may not be available to other real estate companies with more limited financial resources.

   Operating Activities
   --------------------
   Net cash flow provided by operating activities increased by $122.8 million in 1999 as compared to 1998 and by $61.8 million in 1998 as compared to 1997. These increases are due primarily to the Weeks Merger in July 1999, the development and acquisition of additional rental properties, and cash flow from existing real estate assets.

   Investing and Financing Activities
   ----------------------------------
   During 1999, 1998 and 1997, the Partnership invested cash of $767.9 million, $703.6 million and $597.0 million, respectively, in real estate investments. The $767.9 million invested in real estate in 1999 was financed primarily from the borrowings under the Partnership's unsecured lines of credit. These unsecured lines of credit were partially repaid with proceeds from the issuance of $450.0 million of long-term unsecured debt, $214.8 million in net proceeds from the General Partner's sale of common shares in 1999, and $96.5 million of net proceeds from the Genral Partner's sale of preferred shares in 1999. The $703.6 million invested in real estate during 1998 was financed primarily from borrowings under the Partnership's line of credit. These borrowings were partially repaid during 1998 with proceeds from the issuance of $250.0 million of long-term unsecured debt, $211.5 million in net proceeds from the General Partner's sale of common shares in 1998, and $129.5 million of net proceeds from the General Partner's sale of preferred shares in 1998. The $597.0 million invested in real estate during 1997 was financed primarily from borrowings under the Partnership's line of credit. These borrowings were partially repaid during 1997 with proceeds from the issuance of $100.0 million of long-term unsecured debt, $321.3 million in net proceeds from the General Partner's sale of common shares in 1997, and $146.1 million of net proceeds from the General Partner's sale of preferred shares in 1997.

   Other significant financing activity included the payment of $222.4 million, $137.0 million and $94.5 million in common and preferred unit distributions in 1999, 1998 and 1997, respectively. The increases are primarily attributable to (i) an increase in the overall number of common units and Series F Preferred Units outstanding resulting from the Weeks Merger in 1999; and (ii) annual increases in the cash distributions paid per common unit.

   The General Partner and the Partnership currently have on file three Form S-3 Registration Statements (the "Shelf Registrations") with the Securities and Exchange Commission which have remaining availability as of December 31, 1999 of $292.9 million to issue additional common stock, preferred stock and unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties. The General Partner also has a Shelf Registration on file for at-the-market offerings of 1.5 million shares of common stock, and the General Partner and the Partnership also plan to file a $500.0 million Shelf Registration during the first quarter of 2000.

   The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. A summary of the Partnership's recurring capital expenditures is as follows (in thousands):

                        1999          1998       1997
                        ----          ----       ----
   Tenant improvements     $21,144   $10,785  $ 7,985
   Leasing costs            12,326     6,655    5,057
   Building improvements     3,751     2,206    1,211
                            ------     ------   ------
   Total                   $37,221    $19,646  $14,253
                            ======     ======   ======

   The Partnership has the following lines of credit available (in thousands):

                                                                   Outstanding
                           Borrowing   Maturity      Interest      at December
Description                Capacity    Date          Rate          31, 1999
------------------------   ---------   ----------    ------------  -----------
Unsecured Line of Credit   $450,000    April 2001    LIBOR + .70%     $258,000
Unsecured Line of Credit    300,000    April 2001    LIBOR + .90%            -

   Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

   Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 1999 are at LIBOR + .70%.

   The $300 million line of credit was obtained July 2, 1999, in connection with the Weeks Merger.

   The debt outstanding at December 31, 1999 totals $2.1 billion with a weighted average interest rate of 7.22% maturing at various dates through 2028. The Partnership has $1.6 billion of unsecured debt and $528.7 million of secured debt outstanding at December 31, 1999. Scheduled principal amortization of such debt totaled $10.2 million for the year ended December 31, 1999.

   Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at December 31, 1999 (in thousands):

                           Repayments
           --------------------------------------------  Weighted Average
           Scheduled                                     Interest Rate of
Year       Amortization  Maturities         Total        Future Repayments
----       ------------  ----------    ----------------  -----------------
2000       $ 13,243      $   64,957    $   78,200           7.11%
2001         13,733          437,384      451,117           6.98%
2002         14,130           55,037       69,167           7.36%
2003         13,983          281,307      295,290           7.62%
2004         12,590          176,146      188,736           7.41%
2005         11,559          213,662      225,221           7.25%
2006         10,856          146,178      157,034           7.13%
2007          9,179          116,569      125,748           7.14%
2008          8,368          100,000      108,368           6.80%
Thereafter   41,483          373,112      414,595           7.02%
            -------        ---------    ---------
   Total   $149,124       $1,964,352   $2,113,476           7.22%
            =======        =========    =========

   UNITHOLDER DISTRIBUTION REQUIREMENTS

   The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.39 per common unit was declared on January 26, 2000, which represents an annualized distribution of $1.56 per share.

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

   The following reflects the calculation of the Partnership's FFO for the years ended December 31 (in thousands):

                                    1999       1998        1997
                                    ----       ----        ----
   Net income available for
    common units                    $159,447  $103,112   $ 72,780
   Add back (deduct):
    Depreciation and amortization    110,764    68,766     44,806
    Share of adjustments for
     unconsolidated companies          5,268     4,302      3,017
    Earnings from depreciated
     property sales                   (8,236)   (1,351)    (1,775)
                                     -------   -------    -------
   FUNDS FROM OPERATIONS            $267,243  $174,829   $118,828
                                     =======   =======    =======

   CASH FLOW PROVIDED BY (USED BY):
    Operating activities            $343,331  $220,529   $158,776
    Investing activities            (767,892) (703,575)  (597,015)
    Financing activities             436,449   479,300    443,265

   The increase in FFO during the three-year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations," and, for the year ended 1999, the Weeks Merger.

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

   YEAR 2000

   The Partnership did not experience any Year 2000 related disruptions or failures to its internal operations or the critical building systems of its properties. The primary focus of the Partnership's Year 2000 project was to protect the tenant spaces, buildings and internal operating systems. The rewards of the Partnership's Year 2000 planning efforts can be found in the detailed emergency contingency plans that are now in place for all buildings in all markets. With these plans in place, in the event of major unforeseen events such as loss of electricity, utilities or other vital services, the Partnership's property/asset managers are better equipped to efficiently and effectively respond to such emergencies. In addition to the foregoing, enhancements were made to the Partnership's internal information systems (software and hardware) in preparation for the Year 2000. It is expected that these upgrades and replacements will benefit the Partnership's business operations for years to come. Non-reimbursable costs to the Partnership in preparing for the Year 2000 were approximately $125,000.

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

                      2000       2001        2002       2003       2004
                      ----       ----        ----       ----       ----
Fixed rate
 secured debt       $ 17,195   $107,077   $17,986    $ 80,210   $ 37,761
Weighted average
 interest rate         7.77%      8.62%     7.60%       8.34%      7.99%

Variable rate
 LIBOR based
 secured debt       $ 20,286   $    285   $   286    $ 39,143   $      -
Weighted average
 interest rate         6.27%      7.16%     7.16%       7.16%        N/A

Variable rate
 Treasury based
 secured debt       $    516   $    536   $   661    $    686   $    711
Weighted average
 interest rate         4.75%      4.78%     4.58%       4.63%      4.67%

Unsecured notes     $ 40,203   $ 85,218   $50,234    $175,251   $150,264
Weighted average
 interest rate         7.28%      6.50%     7.31%       7.30%      7.28%

Unsecured line
 of credit          $258,000   $      -   $     -    $      -   $      -
Weighted average
 interest rate         6.47%        N/A       N/A         N/A        N/A

                    Thereafter            Total       Fair Value
                    ----------            -----       ----------
Fixed rate
 secured debt       $190,851         $  451,080       $  445,095
Weighted average
 interest rate         7.62%

Variable rate
 LIBOR based
 secured debt       $      -         $   60,000       $   59,877
Weighted average
 interest rate           N/A

Variable rate
 Treasury based
 secured debt       $ 14,475         $   17,585       $   11,806
Weighted average
 interest rate         4.69%

Unsecured notes     $825,641         $1,326,811       $1,264,382
Weighted average
 interest rate         6.99%

Unsecured line
 of credit          $      -         $  258,000       $  258,000
Weighted average
 interest rate           N/A


   The Partnership has three interest rate swap agreements outstanding which have an aggregate fair market value of $2.65 million at December 31, 1999. The swap agreements mature on December 31, 2001.

   As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at that time, and interest rates.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Report.

   ITEM   9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  AND   ON
   ACCOUNTING FINANCIAL DISCLOSURE

   None.

                                    Part III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership does not have any directors or officers. The information required by Item 10 for Directors and Certain Executive Officers will be contained in a definitive proxy statement of the General Partner, which was filed on March 17, 2000, and herein is incorporated by reference.
                                     - 34 -

   ITEM 11.  EXECUTIVE COMPENSATION

   The  information required by Item 11 will be contained in  a  definitive
   proxy   statement   for  the  General  Partner  which was filed on
   March 17, 2000, and  herein  is incorporated by reference.

   ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   The   Partnership  had  19,059,815  Limited  Partner  Units  which  were outstanding as of the close of business on March 8, 2000.

   The following table shows, as of March 8, 2000, the number and percentage of Limited Partner Units held by each person known to the Partnership who beneficially owned more than five percent of outstanding Limited Partner Units. Except as otherwise noted, all Limited Partner Units are held with sole power to vote and sole power of disposition.

                                     Limited Partner     Percentage of
   Beneficial Owner                  Units               Beneficial Ownership
   --------------------------------  ---------------     --------------------
   John W. Nelley, Jr.                3,706,196           (1)  19.45%
   A. Ray Weeks, Jr.                  1,977,409           (2)  10.37%
   Edward T. Baur                     1,561,396           (3)   8.19%
   Birch M. Mullins                   1,497,845           (4)   7.86%
   Robert L. and Mary Johnson         1,419,038                 7.45%
   James D. Eckhoff                   1,166,918           (5)   6.12%
   Lindbergh-Warson Properties, Inc.  1,104,847                 5.80%

   (1) Includes 3,706,196 Units held by partnerships in which Mr.
   Nelley is a general partner and a 22% owner.

   (2) Includes 552,214 Units held by trusts of which Mr. Weeks is a trustee and a 20% beneficiary and 352,760 Units owned by corporations controlled by Mr. Weeks.

   (3) Includes 1,104,847 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Baur owns a 60.395% interest.

   (4) Includes 1,104,847 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Mullins owns a 34.094% interest.

   (5) Includes 1,104,847 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Eckhoff owns a 5.512% interest.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The  information required by Item 13 will be contained in  a  definitive
   proxy   statement   for  the  General  Partner  which was filed on
   March 17, 2000, and  herein  is incorporated by reference.

                                     - 35 -
                                     PART IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
   FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

   1. CONSOLIDATED FINANCIAL STATEMENTS:

        The following Consolidated Financial Statements of the Partnership, together with the Independent Auditor's Report, are listed below:

       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1999 and 1998
       Consolidated  Statements of Operations, Years  Ended  December 31,
        1999, 1998 and 1997
       Consolidated  Statements of Cash Flows, Years  Ended  December 31,
        1999, 1998 and 1997
       Consolidated Statements of Partners' Equity, Years Ended
        December 31, 1999, 1998 and 1997
       Notes to Consolidated Financial Statements

   2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated Depreciation

   3.   EXHIBITS

     See Index to Exhibits on page 74 of this report.

      INDEPENDENT AUDITORS' REPORT

      The Partners of
      Duke-Weeks Realty Limited Partnership:

      We have audited the consolidated financial statements of Duke-Weeks Realty Limited Partnership and Subsidiaries as listed in the
      accompanying   index.  In  connection  with   our   audits   of   the
      consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke-Weeks Realty Limited Partnership and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



      KPMG LLP
      Indianapolis, Indiana
      January 25, 2000

             DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                              1999          1998
                                              ----          ----
          ASSETS
          ------
 Real estate investments:
    Land and improvements                    $  602,789   $  312,022
    Buildings and tenant improvements         4,124,117    2,091,757
    Construction in progress                    327,944      185,950
     Investments in unconsolidated companies    145,587      125,746
     Land held for development                  246,533      146,911
                                              ---------    ---------
                                              5,446,970    2,862,386
     Accumulated depreciation                  (254,574)    (179,887)
                                              ---------    ---------
           Net real estate investments        5,192,396    2,682,499

     Cash                                        18,514        6,626
     Accounts receivable, net of allowance
      of $1,775 and $896                         26,844        9,641
     Accrued straight-line rent receivable,
      net of allowance of $841                   29,770       20,332
     Receivables on construction contracts       29,537       29,162
     Deferred financing costs, net of
      accumulated amortization of $9,082
      and $11,064                                16,571       11,316
     Deferred leasing and other costs, net
      of accumulated amortization of $21,287
      and $16,838                                83,153       53,281
     Escrow deposits and other assets            90,499       41,205
                                              ---------    ---------
                                             $5,487,284   $2,854,062
                                              =========    =========

       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------
     Indebtedness:
        Secured debt                         $  528,665   $  326,317
        Unsecured notes                       1,326,811      590,000
        Unsecured line of credit                258,000       91,000
                                              ---------    ---------
                                              2,113,476    1,007,317

     Construction payables and amounts
      due subcontractors                         89,985       55,012
     Accounts payable                             3,179        4,836
     Accrued expenses:
        Accrued real estate taxes                47,604       36,075
        Accrued interest                         20,658       10,329
        Other accrued expenses                   41,836       21,676
     Other liabilities                           30,541       21,928
     Tenant security deposits and
      prepaid rents                              36,156       18,534
                                              ---------    ---------
         Total liabilities                    2,383,435    1,175,707
                                              ---------    ---------
     Minority interest                            1,860          367
                                              ---------    ---------
     Partners' equity:
        General partner
      Common equity                           2,082,720    1,223,260
      Preferred equity (liquidation
      preference of $609,998)                   587,385      348,366
                                              ---------    ---------
                                              2,670,105    1,571,626
       Limited partners' common equity          328,929      106,362
       Limited partners' preferred equity      102,955            -
                                              ---------    ---------
           Total partners' equity             3,101,989    1,677,988
                                              ---------    ---------
                                             $5,487,284   $2,854,062
                                              =========    =========

          See accompanying Notes to Consolidated Financial Statements.


             DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                         1999        1998       1997
                                         ----        ----       ----

     RENTAL OPERATIONS:
      Revenues:
        Rental income                 $523,950    $337,768    $220,970
        Equity in earnings of
         unconsolidated companies       11,613      10,857       8,732
                                       -------     -------     -------
                                       535,563     348,625     229,702
                                       -------     -------     -------
      Operating expenses:
        Rental expenses                 88,403      59,769      40,375
        Real estate taxes               54,246      33,906      20,485
        Interest expense                86,757      60,217      40,296
        Depreciation and amortization  110,764      68,766      44,806
                                       -------     -------     -------
                                       340,170     222,658     145,962
                                       -------     -------     -------
         Earnings from rental
           operations                  195,393     125,967      83,740
                                       -------     -------     -------
     SERVICE OPERATIONS:
      Revenues:
        Property management,
         maintenance
         and leasing fees               21,941      13,189      12,799
        Construction management and
         development fees               30,928      10,417       8,646
        Other income                     1,162       1,110         933
                                       -------     -------     -------
                                        54,031      24,716      22,378

      Operating expenses                36,159      17,521      15,225
                                       -------     -------     -------
        Earnings from service
         operations                     17,872       7,195       7,153
                                       -------     -------     -------
     General and administrative
         expenses                      (16,556)    (11,573)     (7,318)
                                       -------     -------     -------
          Operating income             196,709     121,589      83,575

     OTHER INCOME (EXPENSE):
      Interest income                    2,674       1,562       2,169
      Other expense                     (1,091)       (305)     (1,083)
      Earnings from land and
       depreciated property sales       10,013       1,351       1,775
      Minority interest in earnings
       of subsidiaries                  (2,050)     (1,252)     (1,171)
                                       -------     -------     -------
          Net income                   206,255     122,945      85,265
      Dividends on preferred units     (46,808)    (19,833)    (12,485)
                                       -------     -------     -------
      Net income available for
       common units                   $159,447    $103,112    $ 72,780
                                       =======     =======     =======
     Net income per common unit:
      Basic                           $   1.33    $   1.13    $    .98
                                       =======     =======     =======
      Diluted                         $   1.32    $   1.12    $    .97
                                       =======     =======     =======
     Weighted average number of common
       units outstanding               119,467      91,576      74,142
                                       =======     =======     =======
     Weighted average number of common
       and dilutive potential
       common units                    120,511      92,468      74,993
                                       =======     =======     =======

          See accompanying Notes to Consolidated Financial Statements.

             DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                           1999      1998     1997
                                           ----      ----     ----

  Cash flows from operating activities:
     Net income                          $206,255  $122,945  $ 85,265
     Adjustments to reconcile net
       income to net
       cash provided by operating activities:
     Depreciation of buildings and tenant
      improvements                        100,063    61,414    39,771
     Amortization of deferred leasing
      and other costs                      10,701     7,352     5,035
     Amortization of deferred
      financing costs                       1,879     1,362     1,368
     Minority interest in earnings          2,050     1,252     1,170
     Straight-line rent adjustment        (10,676)   (5,794)   (4,469)
     Earnings from land and depreciated
      property sales                      (10,013)   (1,351)   (1,775)
     Construction contracts, net           29,297     7,764     7,778
     Other accrued revenues and
      expenses, net                        13,963    31,106    30,168
     Equity in earnings in excess of
      distributions received from
        unconsolidated companies             (188)   (5,521)   (5,535)
                                          -------   -------   -------
        Net cash provided by operating
         activities                       343,331   220,529   158,776
                                          -------   -------   -------
  Cash flows from investing activities:
    Rental property development costs    (506,687) (279,391) (195,088)
    Acquisition of real estate
     investments                         (159,917) (301,151) (324,203)
    Acquisition of undeveloped land and
     infrastructure costs                 (72,877)  (53,736) (101,220)
    Recurring tenant improvements         (21,144)  (10,785)   (7,985)
    Recurring leasing costs               (12,326)   (6,655)   (5,057)
    Recurring building improvements        (3,751)   (2,206)   (1,211)
    Other deferred leasing costs          (31,360)  (19,180)  (14,000)
    Other deferred costs and
     other assets                         (19,990)  (10,808)   (8,585)
    Proceeds from land and depreciated
     property sales, net                   76,401     9,071    32,560
    Distributions received from
     unconsolidated companies              16,802         -    60,000
    Net investment in and advances to
     unconsolidated companies             (33,043)  (28,734)  (32,226)
                                          -------   -------   -------
     NET CASH USED BY
      INVESTING ACTIVITIES               (767,892) (703,575) (597,015)
                                          -------   -------   -------
  Cash flows from financing activities:
    Contributions from general partner    311,297   340,938   467,406
    Proceeds from indebtedness            450,000   250,000   100,000
    Payments on indebtedness
     including principal amortization    (259,891)  (49,997)   (9,999)
    Borrowings (repayments) on lines
     of credit, net                       167,000    78,000   (14,000)
    Distributions to partners            (175,568) (117,134)  (82,039)
    Distributions to preferred
     unitholders                          (46,808)  (19,833)  (12,485)
    Distributions to minority interest     (1,958)   (1,107)   (1,328)
    Deferred financing costs               (7,623)   (1,567)   (4,290)
                                          -------   -------   -------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                436,449   479,300   443,265
                                          -------   -------   -------
     NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                 11,888    (3,746)    5,026

  Cash and cash equivalents
   at beginning of year                     6,626    10,372     5,346
                                          -------   -------   -------
  Cash and cash equivalents
   at end of year                        $ 18,514  $  6,626  $ 10,372
                                          =======   =======   =======
  Other non-cash items:
   Assumption of debt for real estate
    acquisitions                         $ 26,186  $  9,195  $118,303
                                          =======   =======   =======
   Contributions of property to
    unconsolidated companies             $      -  $  1,040  $ 49,381
                                          =======   =======   =======
   Conversion of Limited Partner Units
    to shares                            $ 49,955  $  5,450  $ 19,446
                                          =======   =======   =======
   Issuance of Limited Partner Units
    for real estate acquisitions         $  3,146  $  2,038  $ 95,720
                                          =======   =======   =======

  See Note (3) for other non-cash items

          See accompanying Notes to Consolidated Financial Statements.

             DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)



                             General Partner      Limited   Limited
                         -----------------------  Partners' Partners'
                         Common       Preferred   Common    Preferred
                         Equity        Equity     Equity    Equity     Total
                         -----------  ----------  --------  ---------  ---------
BALANCE AT DECEMBER
 31, 1996                $  683,710   $  72,856   $ 12,703  $      - $  769,269

Net income                   65,206      12,485      7,574         -     85,265

Capital contribution
 from General Partner       321,554     146,050          -         -    467,604

Acquisition of
 partnership interest
 for common stock of
 General Partner             19,446           -          -         -     19,446

Acquisition of property
 in exchange for
 Limited Partner Units            -           -     95,720         -     95,720

Distributions to
 preferred unitholders            -     (12,485)         -         -    (12,485)

Distributions to
 partners ($1.10
 per Common Unit)           (73,183)          -     (8,856)        -    (82,039)
                          ---------     -------    -------   -------   ---------

BALANCE AT DECEMBER
 31, 1997                 1,016,733     218,906    107,141         -  1,342,780

Net income                   92,018      19,833     11,094         -    122,945

Capital contribution
 from General Partner       212,282     129,460         -          -    341,742

Acquisition of
 partnership interest
 for common stock of
 General Partner              5,450           -         -          -      5,450

Acquisition of property
 in exchange for Limited
 Partner Units                    -           -     2,038          -      2,038

Distributions to
 preferred unitholders            -     (19,833)        -          -    (19,833)

Distributions to
 partners ($1.28 per
 Common Unit)              (103,223)          -   (13,911)         -   (117,134)
                          ---------     -------   -------    -------  ---------
BALANCE AT DECEMBER
 31, 1998                 1,223,260     348,366   106,362          -  1,677,988

Net income                  139,168      42,604    20,279      4,204    206,255

Capital contribution
 from General Partner       215,657      96,519         -          -    312,176

Acquisition of
 partnership interest
 for common stock of
 General Partner             49,955           -         -          -     49,955

Acquisition of property
 in exchange for
 Limited Partner Units            -           -     3,146          -      3,146

Merger with Weeks
 Corporation                608,749     142,500   220,641    102,955  1,074,845

Distributions to
 preferred unitholders            -     (42,604)        -     (4,204)   (46,808)

Distributions to
 partners ($1.46 per
 Common Unit)              (154,069)          -   (21,499)         -   (175,568)
                          ---------     -------   -------    -------  ---------

BALANCE AT DECEMBER
 31, 1999                $2,082,720    $587,385  $328,929   $102,955 $3,101,989
                          =========     =======   =======    =======  =========

Common Units
 outstanding at
 December 31, 1999          125,823                18,980               144,803
                          =========               =======             ==========

Common Units outstanding at
 December 31, 1998           86,053                10,800                96,853
                          =========               =======             ==========
Common Units outstanding at
 December 31, 1997           76,065                10,989                87,054
                          =========               =======             ==========

          See accompanying Notes to Consolidated Financial Statements.

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

  (1)  THE PARTNERSHIP
       ----------------
       Duke-Weeks Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when Duke-Weeks Realty Corporation (the "Predecessor" or the "General Partner") contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the "1993 Offering") to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest ("General Partner Units") in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest ("Limited Partner Units") (together with the General Partner Units, the ("Common Units")) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period.

       In July 1999, Weeks Corporation ("Weeks") was merged with and into the General Partner, pursuant to which Weeks Realty L.P. ("Weeks Operating Partnership") was merged with and into the Partnership. This transaction is hereafter referred to as the "Weeks Merger." Upon consummation of the Weeks Merger, the name of the operating partnership was changed to Duke-Weeks Realty Limited Partnership. Financial information and references throughout this document are labeled "the Partnership" for both pre-merger and post-merger periods as a result of this name change. The Partnership's financial statements and related footnotes as of and for the period from the merger date (July 1999) to December 31, 1999, give effect to the Weeks Merger which was accounted for under the purchase method. See
       Note 3 for a more complete discussion of the Weeks Merger.

       The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The service operations are conducted through Duke Realty Services
       Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners' capital accounts) and effective control of their operations.

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

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

       RECLASSIFICATIONS
       -----------------
       Certain 1997 and 1998 balances have been reclassified to conform to 1999 presentation.

       REAL ESTATE INVESTMENTS
       -----------------------
       Real estate investments to be held and used are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

       The Partnership evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

       The acquisitions of Partnership interests are recorded under the purchase method with assets acquired reflected at the fair market value of the General Partner's common stock on the date of
       acquisition,  net  of  the  retirement  of  any  minority   interest
       liabilities. The acquisition amounts are allocated to rental property based on their estimated fair values.

       The Partnership has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

       CASH EQUIVALENTS
       ----------------
       Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
       DEFERRED COSTS
       --------------
       Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate investments owned by the Partnership are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

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

       Duke Construction Limited Partnership ("DCLP") provides construction contract services to third parties including the development and construction of properties intended for resale. Duke Realty Services Limited Partnership ("DRSLP") is the sole general partner of DCLP and the operations of DCLP are included in the consolidated financial statements of the Partnership. The sole limited partner of DCLP is Duke Realty Construction, Inc. ("DRCI"), of which the Partnership owns 100% of the preferred stock and realizes substantially all economic benefits of its activities. DRCI is not a qualified REIT subsidiary of the Partnership. Accordingly, provisions for federal income taxes are recognized as appropriate.

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

       The following table reconciles the components of basic and diluted net income per unit:

                                        1999        1998       1997
                                        ----        ----       ----
 Net income available for
   common units                        $159,447  $103,112   $72,780
                                        =======   =======    ======
 Weighted average partnership common
   units outstanding                    119,467    91,576    74,142
 Dilutive units for long-term
   compensation plans                     1,044       892       851
                                        -------   -------    ------
 Weighted average number of common
   units and dilutive potential common
   units                                120,511    92,468    74,993
                                        =======   =======    ======

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

       The Preferred D Series Convertible equity was anti-dilutive in 1999 and 1998; therefore, no conversion to common units is assumed in weighted units outstanding at December 31, 1999 and 1998, respectively. Additionally, the Series G Preferred Units (see Note
       3) were anti-dilutive in 1999; therefore, no conversion to common units is included in weighted units outstanding at December 31, 1999.

       All units and per unit amounts have been adjusted to reflect the General Partner's two-for-one stock split in August 1997.

       FEDERAL INCOME TAXES
       --------------------
       As a partnership, the allocated share of income and loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------
       The fair values of the Partnership's financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved and approximate their carrying or contract values.

       DERIVATIVE FINANCIAL INSTRUMENTS
       --------------------------------
       The Partnership may enter into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. These derivative financial instruments are designated as hedges and deferral accounting is applied as the derivative financial instrument reduces exposure to interest rate risk. Gains and losses on derivative financial instruments are amortized to interest expense over the term of the hedged instrument. Amounts paid or received on interest rate swaps are included in interest expense.

       USE OF ESTIMATES
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  (3)  Merger With Weeks Corporation
       -----------------------------
       In July 1999, Weeks, a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, and Weeks Operating Partnership, were merged with and into the General Partner and the Partnership. In accordance with the terms of the Weeks Merger, each outstanding Weeks Operating Partnership common unit was converted into 1.38 common units of the

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

       Partnership and each outstanding Weeks Operating Partnership Series A preferred unit was converted into one of the Partnership's Series F preferred units (the "Series F Preferred Units"). As a result, 27.4 million common units and 6,000,000 Series F Preferred Units were issued to Weeks Operating Partnership unitholders in exchange for all of the outstanding Weeks Operating Partnership common and preferred units.

       In accordance with the terms of the Weeks Merger, the Partnership converted 1,400,000 Weeks Operating Partnership 8% Series C cumulative redeemable preferred limited partnership interests into 1,400,000 8% Series G cumulative redeemable preferred limited partnership interests (the "Series G Preferred Units"). The Series G Preferred Units were recorded at a value of $35,000,000 based upon the estimated fair market value at the date of the merger announcement and are recorded in partners' equity. The Series G Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable by the Partnership on or after November 6, 2003, at a redemption price of $25.00 per preferred unit. In combination with the issuance of the Series G Preferred Units, the Partnership issued a warrant that entitles its holder to purchase either 1,444,486 shares of General Partner common stock at a price of $24.23 per share, or 1,400,000 shares of General Partner preferred stock at a price of $25.00 per share. The Series G Preferred Units are automatically redeemed upon the exercise of the warrant. The warrant has a perpetual term unless the Series G Preferred Units are redeemed by the Partnership, in which case the warrant expires within 30 days of redemption.

       The Partnership also converted 2,600,000 Weeks Operating Partnership 8.625% Series D cumulative redeemable preferred limited partnership interest into 2,600,000 8.625% Series H cumulative redeemable preferred limited partnership interests (the "Series H Preferred Units"). The Series H Preferred Units were recorded at a value of $67,955,000 based upon the estimated fair market value at the date of the merger announcement and are recorded in partners' equity. The Series H Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable at the option of the Partnership on or after November 12, 2003, at a redemption price of $25.00 per preferred unit.

       The Partnership issued 10,144,424 common units to Weeks Operating Partnership limited partnership unitholders at a rate of 1.38 Partnership common units for each Weeks Operating Partnership limited partnership unit outstanding. These common units were recorded as partners' equity at a value of $220.6 million based upon the estimated fair market value of the General Partner's common stock at the date of the merger announcement.

       The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million based upon the estimated fair market value at the date of the merger. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

       The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and Duke Realty Limited Partnership with the appropriate purchase accounting adjustments, assuming the Weeks Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Partnership's actual operating results would have been had Weeks Operating Partnership and Duke Realty Limited Partnership constituted a single entity during such periods (in thousands, except per unit amounts):
                                     - 46 -

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

                                                Year Ended
                                                December 31,
                                               -------------
                                             1999         1998
                                             ----         ----
                                           (Pro Forma) (Pro Forma)
Rental Income                              $626,803     $502,030
                                            =======      =======
Net earnings attributable to common units  $158,156     $116,675
                                            =======      =======
Weighted average common units outstanding:
    Basic                                   118,565      107,277
                                            =======      =======
    Diluted                                 139,373      128,761
                                            =======      =======
Net income per common unit:
    Basic                                  $   1.33     $   1.09
                                            =======      =======
    Diluted                                $   1.32     $   1.07
                                            =======      =======


   (4) RELATED PARTY TRANSACTIONS
       --------------------------
       The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $2.4 million, $2.3 million and $3.3 million for such services in 1999, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.

       At December 31, 1999, other assets included outstanding loan advances totaling $3.45 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying consolidated statements of operations totaled $120,852 in the year ended December 31, 1999.

  (5)  INVESTMENTS IN UNCONSOLIDATED COMPANIES
       ---------------------------------------
       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                         1999       1998        1997
                                         ----       ----        ----

    Land, buildings and tenant
     improvements, net                  $393,853  $377,152
    Land held for development             29,150    15,136
    Other assets                          66,127    35,615
                                         -------   -------
                                        $489,130  $427,903
                                         =======   =======
    Property indebtedness               $128,794  $111,165
    Other liabilities                     29,682    34,221
                                         -------   -------
                                         158,476   145,386
    Owners' equity                       330,654   282,517
                                         -------   -------
                                        $489,130  $427,903
                                         =======   =======
    Rental income                      $  54,662 $  52,703    $29,709
                                         =======   =======     ======
    Net income                         $  20,515 $  19,753    $12,481
                                         =======   =======     ======

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

 (6) REAL ESTATE HELD FOR SALE
     -------------------------
     The Partnership has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership in order to redeploy capital. At December 31, 1999, the Partnership had seven office and six industrial properties comprising approximately 3.5 million square feet held for sale. Of these properties, five build-to-suit office and two build-to-suit industrial properties were under development at December 31, 1999. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 1999, 1998 and 1997 is approximately $7.5 million, $5.7 million, and $4.0 million, respectively. Net book value of the properties held for sale at December 31, 1999 is approximately $153.6 million. There can be no assurance that such properties held for sale will be sold.

 (7) INDEBTEDNESS
     ------------
          Indebtedness at December 31 consists of the following (in thousands):

                                                               1999      1998
                                                               ----      ----

Fixed rate secured debt, weighted average interest rate
 of 7.98% at December 31, 1999, and 8.09% at December 31,
 1998, maturity dates ranging from 2000 to 2017           $  451,080  $  285,892

Variable rate secured debt, weighted average interest
 rate of 6.32% at December 31, 1999, and 5.58% at December
 31, 1998, maturity dates ranging from 2000 to 2025           77,585      40,425

Unsecured notes, weighted average interest rate of
 7.16% at December 31, 1999, and 7.19% at December 31,
 1998, maturity dates ranging from 2000 to 2028            1,326,811     590,000

Unsecured line of credit, interest rate of 6.47%
 at December 31, 1999, and 6.43% at December 31,
 1998, maturity date of 2001                                 258,000      91,000
                                                            ---------  ---------
                                                          $2,113,476  $1,007,317
                                                           =========   =========


     As of December 31, 1999, the $528.7 million of secured debt is collateralized by rental properties with a net carrying value of $835.3 million.

                                                                  Outstanding
                           Borrowing   Maturity    Interest       at December
Description                Capacity    Date        Rate           31, 1999
------------------------   --------- ----------    ---------      -----------
Unsecured Line of Credit   $450,000    April 2001  LIBOR + .70%    $258,000
Unsecured Line of Credit    300,000    April 2001  LIBOR + .90%           -

     Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

     Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 1999 are at LIBOR +.70%.

     The $300 million line of credit was obtained July 2, 1999, in connection with the Weeks Merger (see Note 3).

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

     In July 1999 in conjunction with the Weeks Merger, the Partnership assumed an $85 million unsecured syndicated bank term loan (the "Term Loan"). Interest accrues on the Term Loan at LIBOR + 1.10% and the Term Loan matures on December 31, 2001. The Partnership also assumed three interest rate swap agreements with three commercial banks that effectively changes the interest costs on the entire $85 million Term Loan from its variable rate to a fixed rate. The interest rate swap agreements, with notational principal amounts of $35 million, $25 million and $25 million, mature on December 31, 2001, and effectively convert interest costs on the Term Loan to a fixed rate of approximately 6.1% through maturity. The estimated fair market value of the swap agreements was $2.65 million at December 31, 1999.

     At December 31, 1999, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year         Amount
                           ----        --------
                           2000        $  78,200
                           2001          451,117
                           2002           69,167
                           2003          295,290
                           2004          188,736
                           Thereafter  1,030,966
                                       ---------
                                      $2,113,476
                                       =========

     Cash  paid  for  interest in 1999, 1998, and 1997 was $100.3  million,
     $63.6 million and $41.9 million, respectively. Total interest capitalized in 1999, 1998 and 1997 was $26.0 million, $8.5 million and $6.0 million, respectively.

(8) SEGMENT REPORTING
    -----------------
    The Partnership is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, landscaping, leasing, and construction management to third-party property owners ("Service Operations). The Partnership's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

    Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non- segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

    The accounting policies of the segments are the same as those described in Note 1.

    The Partnership assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructurings and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership's performance measure.
                                     - 49 -

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

    The revenues, FFO and assets for each of the reportable segments are summarized as follows for the years ended December 31, 1999, 1998, and 1997:

                                         1999         1998        1997
                                       ----------  ----------  ----------
     Revenues
       Rental Operations:
        Office                         $  272,009  $211,638   $141,331
        Industrial                        220,295   104,658     60,209
        Retail                             26,467    21,102     18,345
       Service Operations                  54,031    24,716     22,378
                                        ---------   -------    -------
          Total Segment Revenues          572,802   362,114    242,263
       Non-Segment Revenue                 16,792    11,227      9,817
                                        ---------   -------    -------
          Consolidated Revenue         $  589,594  $373,341   $252,080
                                        =========   =======    =======

     Funds From Operations
     ---------------------
       Rental Operations:
        Office                         $  187,541  $146,545  $  96,970
        Industrial                        172,629    82,327     49,212
        Retail                             21,506    17,414     14,826
       Services Operations                 17,872     7,195      7,153
                                        ---------   -------    -------
            Total Segment FFO             399,548   253,481    168,161


       Non-Segment FFO:
        Interest  expense                 (86,757)  (60,217)   (40,296)
        Interest income                     2,674     1,562      2,169
        General and administrative
          expense                         (16,556)  (11,573)    (7,318)
        Gain on land sales                  1,777         -          -
        Other expenses                     (1,540)   (2,498)    (1,981)
        Other minority interest
         in earnings of subsidiaries       (2,050)   (1,252)    (1,171)
        Joint Venture FFO                  16,955    15,159     11,749
        Dividends on preferred units      (46,808)  (19,833)   (12,485)
                                        ---------   -------    -------
          Consolidated FFO                267,243   174,829    118,828

        Depreciation and amortization    (110,764)  (68,766)   (44,806)
        Share of joint venture
         adjustments                       (5,268)   (4,302)    (3,017)
        Earnings  from  depreciated
          property sales                    8,236     1,351      1,775
                                        ---------   -------    -------

           Net income available for
            common unitholders        $   159,447  $103,112   $ 72,780
                                        =========   =======    =======

     Assets
       Rental Operations
        Office                        $2,252,795  $1,485,268
        Industrial                     2,707,028     979,058
        Retail                           205,993     166,157
       Service Operations                 62,335      55,268
                                       ---------   ---------
          Total Segment Assets         5,228,151   2,685,751
       Non-Segment Assets                259,133     168,311
                                       ---------   ---------
          Consolidated Assets         $5,487,284  $2,854,062
                                       =========   =========

  (9)  Leasing Activity
     -------------------
     Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

               Year                   Amount
               ----                  --------
               2000                $  553,812
               2001                   520,939
               2002                   457,339
               2003                   388,863
               2004                   317,017
               Thereafter           1,136,019
                                    ---------
                                   $3,373,989
                                    =========

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $85.1 million, $56.5 million, and $33.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 (10)  EMPLOYEE BENEFIT PLANS
     -----------------------
     The Partnership maintains a 401(k) plan for the benefit of its full-time employees. The Partnership matches the employees' contributions up to three percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $2.3 million, $1.5 million and $882,000 for the years ended 1999, 1998 and 1997, respectively.

     The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $2.7 million, $2.2 million and $1.2 million for 1999, 1998 and 1997, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

 (11) PARTNERS' EQUITY
     ----------------
     The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed by the Partnership in exchange for additional common or preferred units.

     The following series of preferred equity is outstanding as of December 31, 1999 (in thousands, except percentages):

                    Units
                    Out-       Dividend  Redemption        Liquidation   Conver-
Description         standing   Rate      Date              Preference    tible
------------------  --------   --------  ----------        ------------  -------

Preferred A Series    300      9.100%    August 31, 2001    $  75,000     No
Preferred B Series    300      7.990%    September 30, 2007   150,000     No
Preferred D Series    540      7.375%    December 31, 2003    134,998     Yes
Preferred E Series    400      8.250%    January 20, 2004     100,000     No
Preferred F Series    600      8.000%    October 10, 2002     150,000     No

    All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital shares of the General Partner, which may include other classes or series of preferred equity.

     The  Preferred Series D equity is convertible at a conversion rate  of
     9.3677 common units for each preferred unit outstanding.

     The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

     Under  a  shareholder rights plan ("Rights Agreement") of the  General
     Partner, each common unitholder has one right for each share of the General Partner's common stock prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of such events, each right entitles the registered holder to purchase from the General Partner, one one-thousandth

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

     of a share of Series C Junior Preferred Stock of the General Partner which has substantially the same economic attributes and carries substantially the same voting rights as one share of General Partner common stock. As of December 31, 1999, no events have triggered execution of the Rights Agreement.

     In August 1998, members of management and unaffiliated members of the General Partner's Board of Directors purchased approximately $37 million of common stock of the General Partner. In November 1999, an additional $32 million of common stock was purchased by management and members of the Board of Directors. Both purchases were financed by five-year personal loans at market interest rates from a financial institution. Participants are personally responsible for repaying the interest, principal balance, and other obligations as defined in the Executive and Senior Officer Stock Purchase Plan. As a condition of the financing agreement with the financial institution, the General Partner and the Partnership have guaranteed repayment of principal, interest and other obligations for each participant, but are fully indemnified by the participants. In the opinion of management, it is not probable that the General Partner or the Partnership will be required to satisfy this guarantee.

(12) STOCK BASED COMPENSATION
     ------------------------
     The Partnership has eight stock based compensation plans, including fixed stock option plans and performance based stock plans. The Partnership is authorized to issue up to 10,042,000 shares of the General Partner's common stock under these plans. The Partnership applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the General Partner's common stock on the date of grant. The Partnership charges compensation costs against its income for its performance based stock plans. If compensation cost for the Partnership's fixed stock option plans had been determined consistent with FASB Statement No. 123, the Partnership's net income and net income per unit for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                         1999      1998       1997
                                         ----      ----       ----
Net income          As reported         $159,447   $103,112   $72,780
                    Pro forma            158,932    102,805    72,606

Basic net income    As reported             1.33       1.13       .98
 per unit           Pro forma               1.33       1.12       .98

Diluted net income  As reported             1.32       1.12       .97
 per unit           Pro forma               1.32       1.11       .97

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 7.0%, 6.0% and 5.8% for 1999, 1998 and 1997, respectively; expected volatility of 20.1%, 19.9% and 19.1% for 1999, 1998 and 1997, respectively; weighted average risk-free interest rates of 4.9%, 5.7%, and 6.4%,for 1999, 1998 and 1997 grants, respectively; and weighted average expected lives of 6.5 years for all grants.

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

     Fixed Stock Option Plans
     -------------------------
     The Partnership had two fixed stock option plans as of December 31, 1998. In 1999, the Partnership adopted the 1999 Directors' Stock Option and Dividend Increase Unit Plan and the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan. In addition, upon the Weeks Merger, the Partnership assumed all obligations under two Weeks Operating Partnership stock incentive plans.

     A summary of the status of the Partnership's six fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is as follows:

                            1999              1998               1997
                            ----              ----               ----
                                 Weighted            Weighted           Weighted
                                 Average             Average            Average
                                 Exercise            Exercise           Exercise
                       Shares    Price    Shares     Price    Shares    Price
                       ------    -------- ------     -------- -------   --------
Outstanding, beginning
 of year               2,047,972  $16.70  1,927,380  $14.26   1,947,642  $12.89
Granted                  615,003   22.96  1,681,611   22.32     346,008   20.09
Weeks Corporation
 options               2,617,076   20.01          -       -           -       -
Exercised                (56,371)  14.11 (1,543,026)  19.72    (319,169)  11.98
Forfeited               (179,715)  22.79    (17,993)  21.50     (47,101)  15.74
                       ---------          ---------           ---------
Outstanding,
 end of year           5,043,965   19.00  2,047,972   16.70   1,927,380   14.26
                       =========          =========           =========
Options exercisable,
 end of year           2,596,660          1,067,753            927,312
                       =========          =========          =========
Weighted-average fair
 value of options
 granted during the
 year                      $2.20              $.836              $2.81
                            ====               ====               ====

     The options outstanding at December 31, 1999, under the fixed stock option plans have a range of exercise prices from $11.87 to $24.44 with a weighted average exercise price of $19.00 and a weighted average remaining contractual life of 7.05 years. The options exercisable at December 31, 1999, have a weighted average exercise price of $16.64.

     Each option's maximum term is ten years. Excluding the Weeks Operating Partnership plans and with other limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Partnership. The vesting period of the Weeks Operating Partnership plans was generally 33 1/3% per year.

     Performance Based Stock Plans
     -----------------------------
     The Partnership has two types of performance based equity compensation plans: Dividend Increase Unit Plans ("DIU Plans") and a Shareholder Value Plan. Under the DIU Plans, Dividend Increase Units ("DIUs") are granted to key employees and directors. The value of DIUs exercised by participants is payable in General Partner common stock. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the General Partner's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield." Dividend yield is the annualized dividend per share divided by the market price per share of the General Partner's common stock at the date of grant. DIUs are generally subject to a 20% per year vesting schedule.

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements

     Under the 1995 Shareholder Value Plan (the "SV Plan"), the Partnership may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the General Partner, and one-half is payable in cash. The initial dollar amount of each award granted under the SV Plan is adjusted upward or downward based on a comparison of the General Partner's cumulative total shareholder return for the three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The award is not payable upon the employee's termination of employment for any reason other than retirement, death, disability or a change in control of the General Partner.

     The Partnership believes that it is not possible to reasonably estimate the fair value of the General Partner's common stock to be issued under the performance based stock compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $5.9 million , $4.1 million , and $2.5 million for 1999, 1998, and 1997, respectively.

(13) COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The General Partner and the Partnership have guaranteed $93 million of mortgage loans of unconsolidated companies of which the Partnership is a 50% partner. The mortgage loans are collateralized by rental properties of joint ventures which have a net carrying value substantially in excess of the mortgage loans. The Partnership does not anticipate that it will be required to satisfy these guarantees.

     The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $34.9 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash and Limited Partner Unit issuance.

                     DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                       BUILDING        ENCUM-
LOCATION/DEVELOPMENT       BUILDING                    TYPE            BRANCES
--------------------       --------                    ---------       -------
ALPHARETTA, GA
--------------
Brookside Off. Pk          3925 Brookside Pkwy          Office               -
Brookside Off. Pk          3625 Brookside Pkwy          Office               -
Hembree Crest              11800 Wills Rd.              Indust               -
Hembree Crest              11810 Wills Rd.              Indust               -
Hembree Crest              11820 Wills Rd.              Indust               -
Hembree Crest              11415 Old Roswell Rd.        Indust               -
Northmeadow                1350 Northmeadow Pkwy        Indust               -
Northmeadow                11835 Alpharetta Hwy.        Retail               -
Northwinds Pte.            2555 Northwinds Pkwy         Office               -
Northwinds Pte.            2550 Northwinds Pkwy         Office               -
Ridgeland                  1320 Ridgeland Pkwy          Indust               -
Ridgeland                  Ridgeland Bus. Dist I        Indust               -

ANTIOCH, TN
-----------
Keebler                    Keebler                      Indust               -

ARLINGTON HEIGHTS, IL
---------------------
Atrium II                  Atrium II                    Office               -

ATLANTA, GA
-----------
1670 Defoor Ave.          1670 Defoor Ave.             Indust.               -
Druid Chase               6 W. Druid Hills Dr.         Office                -
Druid Chase               2801 Buford Hwy.             Office                -
Druid Chase               1190 W. Druid Hills Dr.      Office                -
Druid Chase               2071 N. Druid Hills Dr.      Retail                -
NE I85                    3171 McCall Dr.              Indust.               -
NE I85                    5300 Peachtree Indust. Blvd  Retail                -
NE I85                    4280 NE Expwy.               Indust.               -
Westgate                  100 Eagle Vista Pkwy         Indust.               -

AURORA, IL
----------
Meridian Bus. Campus      535 Exch.                    Indust.               -
Meridian Bus. Campus      515-525 Enterprise           Indust.               -
Meridian Bus. Campus      615 Enterprise               Indust.               -
Meridian Bus. Campus      3615 Exch.                   Indust.               -
Meridian Bus. Campus      4000 Sussex                  Indust.               -
Meridian Bus. Campus      700 N. Comm.                 Indust.               -
Meridian Bus. Campus      3737 E. Exch.                Indust.               -
Meridian Bus. Campus      444 N. Comm.                 Indust.               -
Meridian Corridor         Meridian I                   Indust.               -
Meridian Bus. Campus      Michael Jordan Golf Ctr      Grounds               -

BEECHWOOD, OH
-------------
Corp. Exch.              One Corp. Exch.               Office            4,850
Corp. Place              Corp. Place                   Office                -

BLOOMINGTON, IL
---------------
Lakewood Plaza           Lakewood Plaza               Retail                 -

BLOOMINGTON, MN
---------------
Alpha Bldgs              Alpha Bus. Ctr I&II          Office                 -
Alpha Bldgs              Alpha Bus. Ctr III&IV        Indust.                -
Alpha Bldgs              Alpha Bus. Ctr V             Indust.                -

Bloomington Indus. Ctr   Bloomington Indust. Ctr.     Indust.            1,865
Lyndale Coms.            Lyndale Coms. I              Indust.                -
Lyndale Coms.            Lyndale Coms. II             Indust.                -
Hampshire Dist. Ctr.     Hampshire Dist Ctr. N.       Indust.            2,734
Hampshire Dist. Ctr.     Hampshire Dist Ctr. S.       Indust.            3,134
Hampshire Tech Ctr.      Hampshire Tech Ctr.          Indust.                -
Norman Ctr.              Norman Ctr. 2                Office                 -
Norman Ctr.              Norman Ctr. 4                Office                 -
Penn Corp. Bldg          Penn Corp. Bldg              Indust.                -

BLUE ASH, OH
------------
Cornell Comm. Ctr.       Cornell Comm. Ctr.           Indust.                -
Creek Rd.                Creek Rd. Bldg 1             Indust.                -
Creek Rd.                Creek Rd. Bldg 2             Indust.                -
Huntington Bank Bldg     Huntington Bank Bldg.        Office                 -
Lake Forest/Westlake     Lake Forest Place            Office                 -
Lake Forest/Westlake     Westlake Ctr.                Office                 -

BOLINBROOK, IL
--------------
Crossroads Bus. Pk       Crossroads Bldg 1            Indust.                -

BRENTWOOD, TN
-------------
Brentwood S. Bus. Ctr.   7104 Crossroads Blvd         Indust.                -
Brentwood S. Bus. Ctr.   7106 Crossroads Blvd         Indust.                -
Brentwood S. Bus. Ctr.   7108 Crossroads Blvd         Indust.                -
Creekside Crsg.          Creekside Crsg. One          Office                 -

BRIDGETON, MO
-------------
Dukeport                 Dukeport V                   Indust.                -
Dukeport                 Dukeport VI                  Indust.                -
Earth City               Dukeport VII                 Indust.                -
Corp. Exch.              Dukeport VIII                Indust.                -

BROOKLYN PK, MN
---------------
Crosstown NW             Crosstown N. Bus. Ctr. 1     Indust.                -
Crosstown NW             Crosstown N. Bus. Ctr. 2     Indust.                -
Crosstown NW             Crosstown N. Bus. Ctr. 3     Indust.                -
Crosstown NW             Crosstown N. Bus. Ctr. 4     Indust.                -
7300 Northland Dr.       7300 Northland Dr.           Indust.                -
Crosstown NW             Crosstown NW 1 Land          Grounds                -
Crosstown NW             Crosstown NW 2 Land          Grounds                -
Crosstown NW             Crosstown N. Land #1         Grounds                -

BURNSVILLE, MN
--------------
Professional Plaza       Professional Plaza I        Office                  -
Professional Plaza       Professional Plaza IV       Indust                  -
1420 East Cliff Rd.      Cliff Rd. Indust. Ctr       Indust                  -
Professional Plaza       Professional Plaza III      Indust                  -
Professional Plaza       Professional Plaza II       Indust                  -
Larc Indus. Pk           Larc Indust. Pk I           Indust                  -
Larc Indus. Pk           Larc Indust. Pk II          Indust                  -
Larc Indus. Pk           Larc Indust. Pk III         Indust                  -
Larc Indus. Pk           Larc Indust. Pk IV          Indust                  -
Larc Indus. Pk           Larc Indust. Pk V           Indust                  -
Larc Indus. Pk           Larc Indust. Pk VI          Indust                  -
Larc Indus. Pk           Larc Indust. Pk VII         Indust                  -

CARMEL, IN
----------
Hamilton Crsg.           H.C. Bldg. 1 West           Indust.                 -
Hamilton Crsg.           Hamilton Crsg. Bldg 2       Office                  -
Hamilton Crsg.           Hamilton Crsg. Bldg 4       Office                  -
Hamilton Crsg. Retail    Hamilton Crsg. Retail Bld 1 Retail                  -
Hamilton Crsg.           Hampton Inn Land Lease      Grounds                 -
Hamilton Crsg.           Max & Ermas                 Grounds                 -

CAROL STREAM, IL
----------------
Ctr. Ave.                Ctr. Ave. Bldg 1            Indust.                 -

CARY, NC
--------
Regency Forest           200 Regency Forest Dr.      Office                  -
Regency Forest           100 Regency Forest Dr.      Office                  -
Weston Pkway             6501 Weston Pkwy            Office              8,135

CELEBRATION, FL
---------------
Celebration Ctr.          1130 Celebration Blvd.    Indust.                  -
Celebration Ctr.          1120 Celebration Blvd.    Indust.                  -

CHAMPAIGN, IL
-------------
Market View Shopping Ctr  Market View Shopping Ctr. Retail                   -

CHANHASSEN, MN
--------------
Chanhassen Lakes          Chanhassen Lakes I        Indust.                  -
Chanhassen Lakes          Chanhassen Lakes II       Indust.                  -

CINCINNATI, OH
--------------
One Ashview Place         One Ashview Place         Office                   -
Blue Ash Off. Ctr.        Blue Ash Off. Ctr VI      Office                   -
Zussman Bldg              Zussman Bldg              Office                   -
312 Elm                   312 Elm                   Office              40,000
Eastgate Square           Eastgate Square           Retail                   -
Garden Ridge              Garden Ridge              Retail                   -
Executive Plaza           Executive Plaza I         Office                   -
Executive Plaza           Executive Plaza II        Office                   -
Executive Plaza           Executive Plaza III       Office                   -
Kohl's Dept. Store        Kohl's Dept Store         Retail                   -
Sofa Express              Sofa Express - Gov. Pl    Retail                   -
Off. Max                  Off. Max                  Retail                   -
Dun & Bradstreet Bldg     Dun & Bradstreet Bldg     Office               1,570
Governors Hill            8790 Governor's Hill      Office                   -
Governors Hill            8700 Governor's Hill      Office                   -
Governors Hill            8800 Governor's Hill      Office               1,195
Governors Hill            8600 Governor's Hill      Office                   -
Governors Plaza           Governors Plaza           Retail                   -
King's Auto Mall I        King's Auto Mall I        Retail               2,756
King's Mall Retail Ctr II King's Mall Retail Ctr II Retail                   -
Kenwood Executive Ctr.    Kenwood Executive Ctr.    Office                   -
Kenwood Coms.             8230 Kenwood Coms.        Office               5,048
Kenwood Coms.             8280 Kenwood Coms.        Office               2,652
Kenwood MOB               Kenwood MOB               Office                   -
OH National               Ohio National             Office              18,186
Pfeiffer Woods Off. Bldg  Pfeiffer Woods Off. Bldg  Office                   -
312 Plum                  312 Plum                  Office                   -

Remington Off. Pk         Remington Pk Bldg A       Office                   -
Remington Off. Pk         Remington Pk Bldg B       Office                   -
Tri-County Mktpl.         Tri-county Mktpl.         Retail                   -
Tri. Off. Pk              Tri. Off. Pk              Office               4,465
Western Hills Mktpl       Western Hills Mktpl.      Retail                   -
World Pk                  World Pk Bldg 5           Indust               1,905
World Pk                  World Pk Bldg 6           Indust               1,907
World Pk                  World Pk Bldg 7           Indust               2,420
World Pk                  World Pk Bldg 8           Indust                   -
World Pk                  World Pk Bldg 9           Indust                   -
World Pk                  World Pk Bldg 11          Indust                   -
World Pk                  World Pk Bldg 14          Indust                   -
World Pk                  World Pk Bldg 15          Indust                   -
World Pk                  World Pk Bldg 16          Indust                   -
World Pk                  World Pk Bldg 18          Indust                   -
World Pk                  World Pk Bldg 28          Indust.                  -
World Pk                  World Pk Bldg 29          Indust.                  -
World Pk                  World Pk Bldg 31          Indust.                  -

COLUMBUS, OH
------------
Easton Oval               One Easton Oval           Office                   -
Easton Oval               Two Easton Oval           Office                   -
Polaris                   1000 Polaris Pkwy         Office               5,562
Tuttle Crsg.              Xerox Bldg-5555
                           Pk Ctr. Cir              Office                   -
Westbelt Dr.              2190-2200 Westbelt Dr.    Indust.                  -
Westbelt West             Westbelt West #1          Indust.                  -
Zane Trace                3800 Zane Trace Dr        Indust.                  -
Zane Trace                3635 Zane Trace Dr.       Indust.                  -
King's Mall               Applebee's Grnd Lse       Grounds                  -
Tuttle Crsg.              Lazarus Grnd Lse          Grounds                  -
Tuttle Crsg.              Uno's Grnd Lse            Grounds                  -
Tuttle Crsg.              BMW Pking Exp.            Grounds                  -
Tuttle Crsg.              Qwest Pking Exp.          Grounds                  -

COPPELL, TX
-----------
Freeport N.               Freeport II               Indust.                  -
Freeport N.               Freeport III              Indust.                  -
Freeport N.               Freeport IV               Indust.                  -

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr        Twin Oaks                 Office                   -

CRYSTAL, MN
-----------
Crystal Indus. Ctr        Crystal Indust. Ctr.      Indust.                  -

DECATUR, IL
-----------
Pk 101                    Illinois Power Grnd Lse   Grounds                  -

DES PLAINES, IL
---------------
Deckbrand Bldg            Wolf Rd. Bldg.            Indust.                  -
105 East Oakton           105 East Oakton           Indust.                  -

DOWNERS GROVE, IL
-----------------
Executive Towers          Executive Towers I        Office                   -
Executive Towers          Executive Towers II       Office                   -
Executive Towers          Executive Towers III      Office                   -
                                     - 58 -

DUBLIN, OH
----------
MetroCtr. III            MetroCtr. III              Office                   -
Scioto Corp. Ctr.        Scioto Corp. Ctr.          Office                   -
Tuttle Retail Ctr.       Tuttle Retail Ctr.         Retail                   -
Tuttle Crsg.             LCI Intl.                  Office                   -
Tuttle Crsg.             Sterling 1                 Office                   -
Tuttle Crsg.             Indiana Insurance          Office                   -
Tuttle Crsg.             Sterling 2                 Office                   -
Tuttle Crsg.             John Alden Life Ins.       Office                   -
Tuttle Crsg.             Cardinal Health            Office                   -
Tuttle Crsg.             Sterling 3                 Office                   -
Tuttle Crsg.             Compmanagement             Office                   -
Tuttle Crsg.             Sterling 4                 Office                   -
Tuttle Crsg.             Pkwood Place               Office                   -
Tuttle Crsg.             Nationwide                 Office                   -
Tuttle Crsg.             Emerald II                 Office                   -
Tuttle Crsg.             Atrium II, Phase I         Office                   -
Tuttle Crsg.             Atrium II, Phase II        Office                   -
Tuttle Crsg.             Blazer I                   Office                   -

DULUTH, GA
----------
Berkeley Lake Dist.Ctr.  3270 Summit Ridge Pkwy     Indust.                  -
Berkeley Lake Dist.Ctr.  3280 Summit Ridge Pkwy     Indust.                  -
Berkeley Lake Dist.Ctr.  3290 Summit Ridge Pkwy     Indust.                  -
Crestwood Pte.           3805 Crestwood Pkwy        Office                   -
Crestwood Pte.           3885 Crestwood Pkwy        Office                   -
Meadowbrook              2450 Meadowbrook Pkwy      Indust.                  -
Meadowbrook              2475 Meadowbrook Pkwy      Indust.                  -
Meadowbrook              2500 Meadowbrook Pkwy      Indust.                  -
Meadowbrook              2505 Meadowbrook Pkwy      Indust.                  -
NE I85                   4125 Buford Hwy.           Indust.                  -
Pk Creek                 2825 Breckinridge Blvd     Indust.                  -
Pk Creek                 2875 Breckinridge Blvd     Indust.                  -
Pk Creek                 2885 Breckinridge Blvd     Indust.                  -
Pinebrook                2625 Pinemeadow Ct.        Indust.                  -
Pinebrook                2660 Pinemeadow Ct.        Indust.                  -
River Green              3450 River Green Ct.       Indust.                  -
River Green              4800 River Green Pkwy      Indust.                  -
Bus. Pk at Sugarloaf     2775 Premier Pkwy          Indust.                  -
Bus. Pk at Sugarloaf     3079 Premier Pkwy          Indust.                  -
Bus. Pk at Sugarloaf     6700 Sugarloaf Pkwy        Indust.                  -
Bus. Pk at Sugarloaf     2855 Premier Pkwy          Indust.                  -
Bus. Pk at Sugarloaf     6655 Sugarloaf             Indust.                  -

DUNCAN, SC
----------
Hillside                 170 Pkwy West              Indust.                  -
Hillside                 285 Pkwy East              Indust.                  -
Hillside                 190 Pkwy West              Indust.                  -
Hillside                 265 Pkwy East              Indust.                  -

EAGAN, MN
---------
Apollo Dist. Ctr.        Apollo Indust. Ctr I       Indust.                  -
Apollo Dist. Ctr.        Apollo Indust. Ctr II      Indust.                  -
Eagandale Crsg.          Eagandale Crsg.            Indust.                  -
Eagandale Tech Ctr.      Eagandale Tech Ctr.        Indust.                  -
Silverbell Coms.         Silverbell Coms.           Indust.                  -
Sibley Indus. Ctr.       Sibley Indust. Ctr. I      Indust.                  -
Sibley Indus. Ctr.       Sibley Indust. Ctr. II     Indust.                  -

Sibley Indus. Ctr.       Sibley Indust. Ctr. III    Indust.                  -
Trapp Rd.                Trapp Rd. Comm. I          Indust.                  -
Trapp Rd.                Trapp Rd. Comm. Bldg II    Indust.                  -
Yankee Place             Yankee Place               Indust.                  -
Apollo Dist. Ctr.        Apollo Land                Grounds                  -

EARTH CITY, MO
--------------
Dukeport                 Dukeport 3                Indust.                   -
NGIC/Pte. 70             3322 NGIC                 Office                6,726
MCI                      MCI                       Office                    -

EDEN PRAIRIE, MN
----------------
Edenvale Executive Ctr. Edenvale Executive Ctr.   Indust.                    -
Golden Tri. Tech Ctr.   Golden Tri. Tech Ctr.     Indust.                    -
Valley Gate N.          Valley Gate N.            Indust.                    -

EDINA,  MN
----------
Bush Lake Rd.           Edina Interchange VI      Indust.                    -
Cahill Bus. Ctr         Cahill Bus. Ctr.          Indust.                    -
Edina Interchange       Edina Interchange I       Indust.                1,937
Edina Interchange       Edina Interchange II      Indust.                1,323
Edina Interchange       Edina Interchange III     Indust.                1,486
Edina Interchange       Edina Interchange IV      Indust.                    -
Edina Interchange       Edina Interchange V       Indust.                    -
Bush Lake Rd.           Edina Interchange VII     Indust.                    -
Pakwa                   Pakwa I                   Indust.                    -
Pakwa                   Pakwa II                  Indust.                    -
Pakwa                   Pakwa III                 Indust.                    -

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.      Fairfield Bus. Ctr. D     Indust.                    -
Faifield Bus. Ctr.      Fairfield Bus. Ctr. E     Indust.                    -
University Moving       University Moving         Indust.                    -

FENTON, MO
----------
Fenton Interstate Bldgs Fenton Interstate Bldg. C Indust.                    -
Fenton Interstate Bldgs Fenton Interstate Bldg. D Indust.                    -
Southport               Southport I               Indust.                    -
Southport               Southport II              Indust.                    -
Southport               Southport Comm. Ctr.      Indust.                    -

FISHERS, IN
-----------
Delaware Pk            Delaware Pk-Banc One       Office                     -
Exit 5                 Exit 5 Bldg I              Indust.                    -

FLORENCE, KY
------------
Empire Comm. Ctr       Empire Comm. Ctr.          Indust.                    -
Sofa Express-Florence  Sofa Express - Florence    Retail                     -
KY Dr.                 7910 Kentucky Dr.          Indust.                    -
KY Dr.                 7920 Kentucky Dr.          Indust.                    -

FT. WAYNE, IN
-------------
Coldwater Crsg.        Coldwater Crsg.            Retail                12,359

FORT WORTH, TX
--------------

Centreport Dist. Ctr.  14900 Trinity Blvd.        Indust.                    -

FRANKLIN, TN
------------
Aspen Grove Bus. Ctr.  277 Mallory Station        Indust.                    -
Aspen Grove Bus. Ctr.  320 Premier Ct.            Indust.                    -
Aspen Grove Bus. Ctr.  305 Seaboard Lane          Indust.                    -
Aspen Grove Bus. Ctr.  416 Mary Lindsay Polk Dr   Indust.                    -
Aspen Grove Bus. Ctr.  318-II Seaboard Lane       Indust.                    -
Aspen Grove Bus. Ctr.  341 Cool Springs Blvd      Office                     -
Aspen Grove Bus. Ctr.  318-1 Seaboard Lane        Indust.                    -
Brentwood S. Bus. Ctr. 119 Seaboard Lane          Indust.                    -
Brentwood S. Bus. Ctr. 121 Seaboard Lane          Indust.                    -
Brentwood S. Bus. Ctr. 123 Seaboard Lane          Indust.                    -

FRIDLEY, MN
-----------
River Rd.              River Rd. Bus. Ctr. S.     Indust.                3,765
University Ctr.        University Ctr. I&II       Indust.                    -

GAHANNA, OH
-----------
Pet Foods Dist.        Pet Foods Dist.            Indust.                3,140

GARLAND, TX
-----------
Northgate Intl.        Intl. I                    Indust.                    -
Northgate Intl.        Intl. II                   Indust.                    -

GLENWILLOW, OH
--------------
Emerald Valley         Emerald Valley Bldg 1      Indust.                    -

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr       Decatur Bus. Ctr.          Indust.                    -
Edina Realty           Edina Realty               Office                     -
Golden Hills           Golden Hills 1             Indust.                    -
Golden Hills           Golden Hills 2             Indust.                    -
Golden Hills           Golden Hills 3             Indust.                    -
Minneapolis-West       N. Star Title              Office                     -
Silver-Burdett Ginn    Sandburg Indust. Ctr.      Indust.                    -
Minneapolis-West       Tyrol West                 Office                     -
801 Zane Ave. N.       801 Zane Ave. N.           Indust.                    -

GREENWOOD, IN
--------------
South Pk               South Pk Bldg 1            Office                     -
South Pk               South Pk Bldg 2            Indust.                    -
South Pk               South Pk Bldg 3            Office                 1,090
South Pk               Brylane Pking Lot          Grounds                    -

GROVE CITY, OH
--------------
South Pte.             South Pte. Bldg D          Indust.                    -
South Pte.             South Pte. Bldg E          Indust.                    -

GROVEPORT, OH
-------------
Groveport Comm Ctr     Groveport Comm Ctr #2      Indust.                    -
Sun TV                  6600 Port Rd.             Indust.                    -

HEBRON, KY
----------
Skyport                 Skyport Bldg. 1            Indust.                   -
Skyport                 Skyport Bldg. 2            Indust.                   -
Skyport                 Skyport Bldg. 4            Indust.                   -
KY, SouthPk             KY. SouthPk Bldg 1         Indust.                   -
KY, SouthPk             Ky. SouthPk Bldg 3         Indust.                   -
KY, SouthPk             Ky. SouthPk Bldg 4         Indust.               2,563
KY, SouthPk             CR Services                Indust.               3,969

HOLLYWOOD, FL
------------
Port 95                 2600 SW 39th St.           Indust.                   -
Port 95                 Port 95 - Spec. Bldg.      Indust.                   -

HOPKINS, MN
-----------
Cornerstone Bus. Ctr.   Cornerstone Bus. Ctr.      Indust.               6,531
The Johnson Bldg        The Johnson Bldg           Indust.                   -
Westside Bus. Pk        Westside Bus. Pk           Indust.                   -

INDEPENDENCE, OH
----------------
Corp. Plaza             Corp. Plaza I              Office                7,798
Corp. Plaza             Corp. Plaza II             Office                6,827
Freedom Square          Freedom Square I           Office                    -
Freedom Square          Freedom Square II          Office                6,570
Freedom Square          Freedom Square III         Office                    -
6111 Oak Tree           6111 Oak Tree              Office                    -
Pk Ctr.                 Pk Ctr. Bldg I             Office                    -
Pk Ctr.                 Pk Ctr. Bldg 2             Office                    -

INDIANAPOLIS, IN
----------------
Cub Ctr.                Cub Ctr.                   Retail                    -
Michael's Plaza         Michaels Plaza             Retail                    -
Palomar                 Palomar                    Indust.                   -
Franklin Rd. Bus. Ctr   Franklin Rd. Bus. Ctr.     Indust.                   -
Pk 100                  Georgetown Bldg. One       Indust.                   -
Pk 100                  Georgetown Rd. Bldg 2      Indust.                   -
Pk 100                  Georgetown Rd. Bldg 3      Indust.                   -
Nampac Bldg             Nampac Bldg.               Indust.                   -
Pk 100                  6060 Guion Rd              Indust.                   -
Greenwood Corner Shops  Greenwood Corner Shops     Retail                    -
First IN Branch         First Indiana Branch       Retail                  246
Hillsdale               Hillsdale Bldg 4           Indust.                   -
Hillsdale               Hillsdale Bldg 5           Indust.                   -
Hillsdale               Hillsdale Bldg 6           Indust.                   -
KATC - S.               8465 KATC 2-story          Office                    -
F.C. Tucker             F.C. Tucker                Office                    -
KATC - N.               8555 KATC 4-story          Office                    -
KATC - N.               3520 Comm. Crsg.           Office                    -
4750 KY Ave.            4750 Kentucky Ave.         Indust.                   -
N. Airport Pk           N. Airport Pk Bldg 2       Indust.                   -
One N. Capitol          One N. Capitol             Office                    -
Pk 100                  Pk 100 Bldg 34             Office                    -
Pk 100                  Pk 100 Bldg 79             Indust.                   -
Pk 100                  Pk 100 Bldg 80             Indust.                   -
Pk 100                  Pk 100 Bldg 83             Indust.                   -
Pk 100                  Pk 100 Bldg 84             Indust.                   -
Pk 100                  Pk 100 Bldg 95             Indust.               3,766
Pk 100                  Pk 100 Bldg 96             Indust.               9,363
Pk 100                  Pk 100 Bldg 97             Indust.                   -

Pk 100                  Pk 100 Bldg 98             Indust.                   -
Pk 100                  Pk 100 Bldg 100            Indust.               1,459
Pk 100                  Pk 100 Bldg 107            Indust.               1,560
Pk 100                  Pk 100 Bldg 109            Indust.                 989
Pk 100                  Pk 100 Bldg 116            Office                    -
Pk 100                  Pk 100 Bldg 118            Office                    -
Pk 100                  Pk 100 Bldg 119            Office                    -
Pk 100                  Pk 100 Retail Bldg 121     Retail                    -
Pk 100                  Pk 100 Bldg 122            Indust.                   -
Pk 100                  Pk 100 Bldg 125            Indust.               4,132
Pk 100                  Pk 100 Bldg 126            Indust.                   -
Pk 100                  Pk 100 Bldg 127            Indust.                   -
Pk 100                  Pk 100 Bldg 128            Indust.                   -
Pk 100                  Pk 100 Bldg 129            Indust.                   -
Pk 100                  Pk 100 Bldg 130            Indust.                   -
Pk 100                  Pk 100 Bldg 131            Indust.                   -
Pk 100                  Pk 100 Bldg 132            Office                    -
Pk 100                  Pk 100 Bldg 133            Indust.                   -
Pk 100                  Pk 100 Bldg 134            Indust.                   -
Woodland Corp. Ctr.     Woodland Corp Centre I     Office                    -
Pk 100                  Pk 100 Bldg 136            Indust.                   -
Woodland Corp. Ctr.     Woodland Corp. Ctr. II     Office                    -
Pk Fletcher             Pk Fletcher Bldg 14        Indust.                   -
Pkwood Crsg.            One Pkwood                 Office                    -
Pkwood Crsg.            Two Pkwood                 Office                    -
Pkwood Crsg.            Three Pkwood               Office                    -
Pkwood Crsg.            Four Pkwood                Office                    -
Pkwood Crsg.            Five Pkwood                Office                    -
Software Artistry       Software Artistry          Office                    -
Woodfield               8440 Woodfield             Office                5,161
Woodfield               8425 Woodfield             Office                    -
4316 W Minnesota        4316 West Minnesota        Indust.                   -
Pk 100                  Norco Windows Pking Lot    Grounds                   -
Pk 100                  Ups Pking                  Grounds                   -
Pk 100                  Norgate Grnd Lse           Grounds                   -
Pk 100                  Zollman Grnd Lse           Grounds                   -
Southpark               Southpark Grounds          Grounds                   -

IRVING, TX
----------
Texas Plaza             Texas Plaza I              Indust.                   -

JACKSONVILLE, FL
----------------
Centurion Square        8380-8386 Baymeadows Rd    Office                    -
Jacksonville Intl.
 Tradeport              13350 Intl Park            Indust.                   -
Jacksonville Intl.
 Tradeport              13340 Intl Parkway         Indust.                   -
Jacksonville Intl.
 Tradeport              1420 Vantage Way           Indust.                   -
Jacksonville Intl.
 Tradeport              1460 Vantage Way           Indust.                   -
Jacksonville Intl.
 Tradeport              1350 Tradeport Ln.         Indust                    -
Jacksonville Intl.
 Tradeport              1371 Tradeport Ln          Indust.                   -
Jacksonville Intl.
 Tradeport              13291 Vantage Way          Indust.                   -
South Pte.              7011 A.C. Skinner Pkwy     Indust.                   -

KENNESAW, GA
------------
NW I-75                 240 Northpoint Pkwy        Indust.                   -
Town Point              3330 W. Town Point Dr.     Indust                    -
Town Point              3350 W. Town Point Dr.     Indust.                   -
Town Point              3240 Town Point Dr.        Indust                    -
Town Point              3391 Town Point Pkwy       Indust.                   -

LAKE FOREST, IL
---------------

Ballard Bldg            Ballard Dr. Bldg.          Indust.                   -
Kraft Bldg              Laurel Dr. Bldg.           Indust.                   -
13825 W. Laurel Dr.     13825 W. Laurel Dr.        Indust.                   -
One Conway Pk           One Conway Pk              Office                    -

LAKE MARY, FL
-------------
Northpoint             1025 Greenwood Blvd.       Office                     -
Technology Pk          100 Technology Pkwy        Indust.                    -
Technology Pk          525 Technology Pkwy        Indust.                    -
Technology Pk          255 Technology Pkwy        Indust.                    -
Technology Pk          200 Technology Pkwy        Indust.                    -
Technology Pk          250 Technology Pkwy        Indust.                    -

LEBANON, IN
-----------
Lebanon Bus. Pk        American Air Filter        Indust.                    -
Lebanon Bus. Pk        Purity Wholesale           Indust.                    -
Lebanon Bus. Pk        Pamida                     Indust.                    -
Lebanon Bus. Pk        Prentice Hall              Indust.                    -
Lebanon Bus. Pk        Lebanon - General Cable    Indust.                    -
Lebanon Bus. Pk        Lebanon Bldg. 9            Indust.                    -

LEWISVILLE, TX
--------------
Water's Ridge          1550 Lakeway Dr.           Indust.                    -
Water's Ridge          501 E Corp. Dr.            Indust.                    -

LOMBARD, IL
------------
Yorktown Off. Ctr.     Yorktown Off. Ctr.         Office                     -

LOVELAND, OH
------------
Sun TV & Appliances    Montgomery Crsg. Phase I   Retail                     -
Sports Unlimited       Montgomery Crsg. Phase II  Retail                 2,950

MARIETTA, GA
------------
Franklin Forest        805 Franklin Ct.           Indust.                    -
Franklin Forest        810 Franklin Ct.           Indust.                    -
Franklin Forest        811 Livingston Ct.         Indust.                    -
Franklin Forest        825 Franklin Ct.           Indust.                    -
Franklin Forest        830 Franklin Ct.           Indust.                    -
Franklin Forest        835 Franklin Ct.           Indust.                    -
Franklin Forest        840 Franklin Ct.           Indust.                    -
Franklin Forest        821 Livingston Ct.         Indust.                    -
Franklin Forest        841 Livingston Ct.         Indust.                    -
NW Bus. Ctr.           1335 Capital Cir.          Indust.                    -
NW Bus. Ctr.           1337-41-51 Capital Cir.    Indust.                    -
NW Bus. Ctr.           2260 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2252 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2242 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2256 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2244 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2150 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2152 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2130 NW Pkwy               Indust.                    -
NW Bus. Ctr.           2270 NW Pkwy               Indust.                1,951
NW Bus. Ctr.           2275 NW Pkwy               Indust.                1,325

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower        Riverport Tower            Office                     -
Riverport Dist.        Riverport Dist.            Indust.                    -
Riverport Dist.        Scripts Bldg.              Indust.                    -
Riverport Dist.        Riverport Dist. B          Indust.                    -
Riverport Dist.        Riverport 1                Indust.                    -
West Port              Westport Ctr. I            Indust.                    -
West Port              Westport Ctr. II           Indust.                    -
West Port              Westport Ctr. III          Indust.                    -

MASON, OH
---------
Deerfield Crsg.        Deerfield Crsg. Bldg 1     Office                     -
Governor's Pte.        Governor's Pte. 4770       Office                 4,060
Governor's Pte.        Governor's Pte. 4700       Indust.                3,026
Governor's Pte.        Governor's Pte. 4900       Indust.                2,618
Governor's Pte.        Governor's Pte. 4705       Office                     -
Governor's Pte.        Governor's Pte. 4800       Indust.                    -
Governor's Pte.        Governor's Pte. 4605       Office                11,902
Bigg's SuperCtr.       Bigg's SuperCtr.           Retail                     -
Lowes                  Lowes                      Retail                     -
Anthem Prescription
 Mgmt                  Governor's Pte. 8990       Office                     -
Governor's Pte.        Governor's Pte. 4660       Office                     -
Governor's Pte.        Governor's Pte. 4680       Office                     -

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp. Ctr. Landerbrook Corp. Ctr. I   Office                     -
Landerbrook Corp. Ctr. Landerbrook Corp. Ctr. II  Office                     -

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.     120 Declaration Dr.        Indust.                    -
Liberty Dist. Ctr.     130 Declaration Dr.        Indust.                    -

MELROSE Pk, IL
--------------
Aviand Bldg            Janice Ave. Bldg.          Indust.                    -

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus. Ctr. Enterprise Indust. Ctr.    Indust.                2,551

MIAMI, FL
---------
Beacon Ctr.            1701 NW 84th Ave.          Indust.                4,402
Beacon Ctr.            1601 NW 84th Ave.          Indust.                4,234
Beacon Ctr.            1401 NW 84th Ave.          Indust.                3,544
Beacon Ctr.            2000 NW 84th Ave.          Indust.                5,334
Beacon Ctr.            1850 NW 84th Ave.          Indust.                4,104
Beacon Ctr.            8401 NW 17th St.           Indust.                2,587
Beacon Ctr.            8400 NW 17th St.           Indust.                2,681
Beacon Ctr.            1600 NW 84th Ave.          Indust.                3,423
Beacon Ctr.            1900 NW 84th Ave.          Indust.                2,558
Beacon Ctr.            8491 NW 17th St.           Indust.                2,237
Beacon Ctr.            1301 NW 84th Ave.          Indust.                    -
Beacon Ctr.            2101 NW 84th Ave.          Indust.                2,870
Beacon Ctr.            2001 NW 84th Ave.          Indust.                4,040
Beacon Ctr.            2250 NW 84th Ave.          Indust.                2,378
Beacon Ctr.            8530 NW 23rd St.           Indust.                3,031
Beacon Ctr.            2105 NW 86th Ave.          Indust.                3,519
Beacon Ctr.            8501 NW 17th St.           Indust.                8,742
Beacon Ctr.            8500 NW 17th St.           Indust.                    -

Beacon Ctr.            8550 NW 17th St.           Indust.                    -
Beacon Ctr.            8400 NW 25th St.           Indust.                    -
Beacon Ctr.            1701 NW 87th Ave.          Indust.               11,879
Beacon Ctr.            8600 NW 17th St.           Office                     -
Beacon Ctr.            8575 NW 13th Terrace       Retail                     -
Beacon Ctr.            8323 NW 12th St.           Retail                 7,644
Beacon Ctr.            1695 NW 87th Ave.          Grounds                    -
Beacon Ctr.            8695 NW 12th St.           Grounds                    -
Beacon Ctr.            8696 NW 13th Terrace       Grounds                    -
Beacon Ctr.            8695 NW 13th Terrace       Grounds                    -

MILFORD, OH
-----------
Pk 50                  Pk 50 Bldg 17              Office                     -
Pk 50                  Pk 50 Bldg 20              Indust.                3,596
Pk 50                  Pk 50 Bldg 25              Indust.                    -
Pk 50                  Pk 50 Bldg 26              Office                     -

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.     Broadway Bus. Ctr III      Indust.                    -
Broadway Bus. Ctr.     Broadway Bus. Ctr IV       Indust.                    -
Broadway Bus. Ctr.     Broadway Bus. Ctr V        Indust.                    -
Broadway Bus. Ctr.     Broadway Bus. Ctr VI       Indust.                    -
Broadway Bus. Ctr.     Broadway Bus. Ctr VII      Indust.                    -
Encore Pk              Encore Pk                  Indust.                    -
10801 Red Cir. Dr.     10801 Red Cir. Dr.         Office                     -
Chilies Grnd Lse       Chilies Grnd Lse           Grounds                    -
Knox Land Lease        Knox Land Lease            Grounds                    -
Olive Garden Grnd Lse  Olive Garden Grnd Lse      Grounds                    -
University Land Lease  University Land Lease      Grounds                    -

MONROE, OH
-----------
Monroe Bus. Ctr.        Monroe Bus. Ctr. Bldg. 1  Indust.                    -

MORRISVILLE, NC
---------------
Enterprise Ctr.         507 Airport Blvd.          Indust.               5,780
Enterprise Ctr.         5151 McCrimmon Pkwy        Indust.                   -
Enterprise Ctr.         2600 Perimeter Pk Dr.      Indust.                   -
Enterprise Ctr.         5150 McCrimmon Pkwy        Indust.                   -
Enterprise Ctr.         2400 Perimeter Pk Dr.      Office                    -
MetroCtr.               3000 Perimeter Pk Dr.      Indust.               2,054
MetroCtr.               2900 Perimeter Pk Dr.      Indust.               1,438
MetroCtr.               2800 Perimeter Pk Dr.      Indust.               3,202
Perimeter Pk            100 Perimeter Pk Dr.       Indust.                   -
Perimeter Pk            200 Perimeter Pk Dr.       Indust.                   -
Perimeter Pk            300 Perimeter Pk Dr.       Indust.                   -
Perimeter Pk            400 Perimeter Pk Dr.       Indust.               2,077
Perimeter Pk            500 Perimeter Pk Dr.       Indust.                   -
Perimeter Pk            800 Perimeter Pk Dr.       Indust.               3,077
Perimeter Pk            900 Perimeter Pk Dr.       Indust.                   -
Perimeter Pk            1000 Perimeter Pk Dr.      Indust.                   -
Perimeter Pk W.         1100 Perimeter Pk Dr.      Indust.                   -
Perimeter Pk W.         1400 Perimeter Pk Dr.      Office                    -
Perimeter Pk W.         1500 Perimeter Pk Dr.      Office                    -
Perimeter Pk W.         1600 Perimeter Pk Dr.      Office                6,962
Perimeter Pk W.         1800 Perimeter Pk Dr.      Office                3,837
Perimeter Pk W.         2000 Perimeter Pk Dr.      Office                    -
Perimeter Pk W.         1700 Perimeter Ctr. W.     Office                    -
Perimeter Pk W.         3900 N. Paramount Pkwy     Office                    -

Perimeter Pk W.        3900 S. Paramount Pkwy     Office                     -
Perimeter Pk W.        5200 Paramount Pkwy        Office                     -
Research Tri.Indus.Ctr.409 Airport Blvd Bldg A    Indust.                  680
Research Tri.Indus.Ctr.409 Airport Blvd Bldg B    Indust.                  389
Research Tri.Indus.Ctr.409 Airport Blvd Bldg C    Indust.                1,015
Woodlake Ctr.          100 Innovation Ave.        Indust.                2,202
Woodlake Ctr.          101 Innovation Ave.        Indust.                3,587
Woodlake Ctr.          200 Innovation Dr.         Indust.                    -
Woodlake Ctr.          501 Innovation Ave.        Indust.                    -

NASHVILLE, TN
-------------
AirPk Bus. Ctr.       1420 Donelson Pike         Indust.                 2,616
AirPk Bus. Ctr.       1410 Donelson Pike         Indust.                 3,170
AirPk Bus. Ctr.       1400 Donelson Pike         Indust.                 2,446
AirPk Bus. Ctr.       400 AirPk Ctr.             Indust.                   983
AirPk Bus. Ctr.       500 AirPk Ctr. Dr.         Indust.                 1,582
AirPk Bus. Ctr.       600 Airport Ctr. Dr.       Indust.                 1,547
AirPk Bus. Ctr.       700 AirPk Ctr. Dr.         Indust.                 1,488
AirPk Bus. Ctr.       800 AirPk Ctr. Dr.         Indust.                 4,809
AirPk Bus. Ctr.       900 AirPk Ctr. Dr.         Indust.                 3,942
AirPk Bus. Ctr.       1000 AirPk Ctr. Dr.        Indust.                     -
AirPk Bus. Ctr.       5270 Harding Place         Indust.                 3,290
AirPk Bus. Ctr.       1415 Donelson Pike         Indust.                     -
AirPk Bus. Ctr.       1413 Donelson Pike         Indust.                 3,574
AirPk Bus. Ctr.       5233 Harding Place         Indust.                     -
Cumberland Bus.Ctr.   431 Great Cir. Rd.         Indust.                     -
Four-Four Bus. Ctr.   700 Melrose Ave.           Indust.                     -
Four-Four Bus. Ctr.   684 Melrose Ave.           Indust.                     -
Four-Four Bus. Ctr.   458 Melrose Ave.           Indust.                     -
Four-Four Bus. Ctr.   784 Melrose Ave.           Indust.                     -
Greenbriar Bus. Pk    Greenbriar Bus. Pk         Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 2        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 3        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 4        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 5        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 6        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 7        Indust.                     -
Haywood Oaks          Haywood Oaks Bldg 8        Indust.                     -
Lakeview Place        Three Lakeview             Office                      -
Lakeview Place        One Lakeview Place         Office                      -
Lakeview Place        Two Lakeview Place         Office                      -
Metropolitan Airport
 Ctr.                 Metro Airport Ctr. Bldg 1  Indust.                     -
MetroCtr.             545 Mainstream Dr.         Office                  2,895
MetroCtr.             566 Mainstream Dr.         Indust.                     -
MetroCtr.             621 Mainstream Dr.         Indust.                     -
Metro Ctr.            MetroCtr. Flex Bldg I      Indust.                     -
Nashville Bus. Ctr.   3300 Briley Pk Blvd.       Indust.                     -
Royal Pkway Ctr.      2515 Perimeter Pk          Indust.                     -
Royal Pkway Ctr.      500 Royal Pkwy             Indust.                     -
Lakeview Place        Lakeview Grounds           Grounds                     -

NEW HOPE, MN
------------
Bass Lake Bus. Bldg   Bass Lake Bus. Bldg        Indust.                 1,030

NILES, IL
---------
U.S. Industries       Touhy Ave. Bldg.           Indust.                     -
Tam Ctr.              Jarvis Ave. Bldg.          Indust.                     -

NORCROSS, GA
------------
3045 Bus. Pk Dr.      3045 Bus. Pk Dr.           Indust.                     -

Gwinnett Pk           1750 Beaver Ruin           Indust.                     -
Gwinnett Pk           4258 Communications Dr.    Indust.                     -
Gwinnett Pk           4261 Communications Dr.    Indust.                     -
Gwinnett Pk           4291 Communications Dr.    Indust.                     -
Gwinnett Pk           1826 Doan Way              Indust.                     -
Gwinnett Pk           1857 Doan Way              Indust.                     -
Gwinnett Pk           1650 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4245 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4250 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4295 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4320 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4350 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4355 Intl. Blvd.           Indust.                     -
Gwinnett Pk           4405A Intl. Blvd.          Indust.                     -
Gwinnett Pk           4405B Intl. Blvd.          Indust.                     -
Gwinnett Pk           4405C Intl. Blvd.          Indust.                     -
Gwinnett Pk           1828 Meca Way              Indust.                     -
Gwinnett Pk           1858 Meca Way              Indust.                     -
Gwinnett Pk           4316 Pk Dr.                Indust.                     -
Gwinnett Pk           4317 Pk Dr.                Indust.                     -
Gwinnett Pk           4357 Pk Dr.                Indust.                     -
Gwinnett Pk           4366 Pk Dr.                Office                      -
Gwinnett Pk           4386 Pk Dr.                Indust.                     -
Gwinnett Pk           4436 Pk Dr.                Indust.                     -
Gwinnett Pk           4437 Pk Dr.                Indust.                     -
Gwinnett Pk           4467 Pk Dr.                Indust.                     -
Gwinnett Pk           4476 Pk Dr.                Indust.                     -
Gwinnett Pk           4487 Pk Dr.                Indust.                     -
Gwinnett Pk           1835 Shackelfort Ct.       Office                      -
Gwinnett Pk           1854 Shackleford Rd.       Office                      -
Gwinnett Pk           4274 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4275 Shackleford Ct.       Office                    565
Gwinnett Pk           4344 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4355 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4364 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4366 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4388 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4400 Shackleford Rd.       Indust.                     -
Gwinnett Pk           4444 Shackleford Rd.       Indust.                     -
Gwinnett Pavillion    1480 Beaver Ruin Rd.       Retail                      -
Gwinnett Pavillion    1505 Pavilion Place        Indust.                     -
Gwinnett Pavillion    3883 Steve Reynolds Blvd.  Indust.                     -
Gwinnett Pavillion    3890 Steve Reynolds Blvd.  Indust.                     -
Gwinnett Pavillion    3905 Steve Reynolds Blvd.  Indust.                     -
Gwinnett Pavillion    3950 Steve Reynolds Blvd.  Indust.                     -
Gwinnett Pavillion    4020 Steve Reynolds Blvd.  Indust.                     -
Gwinnett Pavillion    4025 Steve Reynolds Blvd.  Indust.                     -
Northwoods            2915 Ct.yards Dr.          Indust.                     -
Northwoods            2925 Ct.yards Dr.          Indust.                     -
Northwoods            2975 Ct.yards Dr.          Indust.                     -
Northwoods            2995 Ct.yards Dr.          Indust.                     -
Northwoods            2725 Northwoods Pkwy       Indust.                     -
Northwoods            2755 Northwoods Pkwy       Indust.                     -
Northwoods            2775 Northwoods Pkwy       Indust.                     -
Northwoods            2850 Colonnades Ct.        Indust                      -
Northwoods            3040 Northwoods Pkwy       Indust.                     -
Northwoods            3044 Northwoods Cir.       Indust                      -
Northwoods            3055 Northwoods Pkwy       Indust                      -
Northwoods            3075 Northwoods Pkwy       Indust.                     -
Northwoods            3080 Northwoods Cir.       Office                      -
Northwoods            3100 Northwoods Pkwy       Indust.                     -
Northwoods            3155 Northwoods Pkwy       Indust.                     -
Northwoods            3175 Northwoods Pkwy       Indust.                     -

NE I85                6525-27 Jimmy Carter Blvd. Indust.                     -
NE I85                5755 Peachtree Indust.Blvd Indust.                     -
NE I85                5765 Peachtree Indust.Blvd Indust                      -
NE I85                5775 Peachtree Indust.Blvd Indust                      -
Pinebrook             2450 Satellite Blvd.       Indust.                     -
Peachtree Corns.
 Bus. Ctr.            5401 Buford Hwy.           Indust.                     -
Peachtree Corns.
 Bus. Ctr.            5403 Buford Hwy.           Indust.                     -
Peachtree Corns.
 Bus. Ctr.            5405 Buford Hwy.           Indust.                     -
Peachtree Corns.
 Bus. Ctr.            5409 Buford Hwy.           Indust.                     -
Peachtree Corns.
 Tech Ctr.            3170 Reps Miller Rd.       Indust.                     -
Peachtree Corns.
 Tech Ctr.            3180 Reps Miller Rd.       Indust.                     -
Peachtree Corns.
 Tech Ctr.            3190 Reps Miller Rd.       Indust.                     -

N. OLMSTEAD, OH
---------------
Corp. Ctr.            Corp. Ctr. I               Office                      -
Corp. Ctr.            Corp. Ctr. II              Office                      -
Corp. Ctr.            Corp. Ctr. III             Office                      -

OLIVETTE, MO
------------
1920 Beltway          1920 Beltway               Indust.                     -
I-170 Ctr.            I-170 Ctr.                 Indust.                     -
Warson Comm. Ctr.     Warson Comm. Ctr.          Indust.                     -

ORLANDO, FL
-----------
Airport Comm. Ctr.    8500 Parkline Blvd         Indust.                 2,594
Airport Comm. Ctr.    8501 Parkline Blvd.        Indust.                   843
Airport Comm. Ctr.    8549 Parkline Blvd.        Indust.                   654
Airport Comm. Ctr.    351 Parkline Blvd.         Indust.                 1,246
Airport Comm. Ctr.    8249 Parkline Blvd         Indust.                     -
Airport Comm. Ctr.    1630 Prime Ct.             Indust.                     -
Airport Comm. Ctr.    1629 Prime Ct.             Indust.                     -
Bus. Centre           7101 TPC Dr.               Indust.                     -
Parksouth Dist. Ctr.  2500 Principal Row         Indust.                     -
Parksouth Dist. Ctr.  2490 Principal Row         Indust.                     -
Parksouth Dist. Ctr.  2491 Principal Row         Indust.                     -
Parksouth Dist. Ctr.  9600 Parksouth Ct.         Indust.                     -
Parksouth Dist. Ctr.  9550 Parksouth Ct.         Indust.                     -

PEPPER PIKE, OH
---------------
Corp. Cir.            Corp. Cir.                 Office                      -

PLANO, TX
---------
Legacy Bus. Pk        Metasolv Bldg. Phase I     Office                      -
Legacy Bus. Pk        Metasolv Bldg. Phase II    Office                      -

PLYMOUTH, MN
------------
Medicine Lake         Medicine Lake Indus. Ctr.  Indust.                 4,355
Medicine Lake         Medicine Lake Prof Bldg    Office                      -
Plymouth              Plymouth Off./Tech Ctr.    Indust.                     -
Plymouth Ser. Ctr.    Plymouth Service Ctr.      Indust.                     -
Westpoint Bldgs       Westpoint Bus. Ctr         Office                      -
Westpoint Bldgs       Westpoint Bldg B&C         Indust.                     -
Minneapolis           Westpoint Bldg D&E         Indust.                     -

RALEIGH, NC
-----------
Interchange Plaza     5520 Capital Ctr. Dr.      Office                  2,962

Interchange Plaza     801 Jones Franklin Rd.     Office                  5,612
Spring Forest
 Bus. Ctr.            3200 Spring Forest Rd.     Indust.                     -
Spring Forest
 Bus. Ctr.            3100 Spring Forest Rd.     Indust.                     -

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk    Crossroads Bldg. 2         Indust.                     -

ROSWELL, GA
-----------
Hembree Crest         11545 Wills Rd.            Indust.                     -
Hembree Pk            105 Hembree Pk Dr.         Indust.                     -
Hembree Pk            150 Hembree Pk Dr.         Indust.                     -
Hembree Pk            200 Hembree Pk Dr.         Indust.                     -
Hembree Pk            645 Hembree Pkwy           Indust.                     -
Hembree Pk            655 Hembree Pkwy           Indust.                     -
Hembree Pk            250 Hembree Pk Dr.         Indust.                     -
Hembree Pk            660 Hembree Pk Dr.         Indust.                     -
Mansell Coms.         993 Mansell Rd.            Indust.                     -
Mansell Coms.         995 Mansell Rd.            Indust.                     -
Mansell Coms.         997 Mansell Rd.            Indust.                     -
Mansell Coms.         999 Mansell Rd.            Indust.                     -
Mansell Coms.         1003 Mansell Rd.           Indust.                     -
Mansell Coms.         1005 Mansell Rd.           Indust.                     -
Mansell Coms.         1007 Mansell Rd.           Indust.                     -
Mansell Coms.         1009 Mansell Rd.           Indust.                     -
Mansell Coms.         1011 Mansell Rd.           Indust.                     -
Northmeadow           1100 Northmeadow Pkwy      Indust.                     -
Northmeadow           1150 Northmeadow Pkwy      Indust.                     -
Northmeadow           1125 Northmeadow Pkwy      Indust.                     -
Northmeadow           1175 Northmeadow Pkwy      Indust.                     -
Northmeadow           1250 Northmeadow Pkwy      Indust.                     -
Northmeadow           1225 Northmeadow Pkwy      Indust.                     -
Northmeadow           1325 Northmeadow Pkwy      Indust.                     -
Northmeadow           1335 Northmeadow Pkwy      Indust.                     -
Northmeadow           11390 Old Roswell Rd.      Indust.                     -
Northmeadow           1400 Hembree Rd.           Indust.                     -
Northmeadow           245 Hembree Pk Dr.         Indust.                     -
Northmeadow           1357 Hembree Rd.           Office                      -
Northmeadow           Northmeadow BD IV          Indust.                     -
Northmeadow           Northmeadow Service Ctr V  Indust.                     -
North Central         10745 Westside Pkwy        Office                      -

SEVEN HILLS, OH
---------------
Rock Run              Rock Run - N.              Office                  3,136
Rock Run              Rock Run - Ctr.            Office                  4,175
Rock Run              Rock Run - S.              Office                  3,317

SHARONVILLE, OH
---------------
Enterprise Pk         Enterprise Bldg 1          Indust.                 4,614
Enterprise Pk         Enterprise Bldg 2          Indust.                 3,265
Enterprise Pk         Enterprise Bldg A          Indust.                   373
Enterprise Pk         Enterprise Bldg B          Indust.                   613
Enterprise Pk         Enterprise Bldg D          Indust.                 1,188
Mosteller Dist. Ctr.  Mosteller Dist. Ctr.       Indust.                     -
Mosteller Dist. Ctr.  Mosteller Dist.
                       Ctr. II                   Indust.                     -
Perimeter Pk          Perimeter Pk Bldg A        Indust.                     -
Perimeter Pk          Perimeter Pk Bldg B        Indust.                     -

SOLON, OH
---------

Fountain Pkway        Pioneer-Standard Elect.    Indust.                     -
Fountain Pkway        Fountain Pkwy Bldg 1       Indust.                     -
6450 Davis            6450 Davis                 Indust.                     -
Solon                 30600 Carter               Indust.                     -
Solon                 6230 Cochran               Indust.                     -
Solon                 31900 Solon - Front        Indust.                     -
Solon                 5821 Harper                Indust.                     -
Solon                 6161 Cochran               Indust.                     -
Solon                 5901 Harper                Indust.                     -
Solon                 29125 Solon                Indust.                     -
Solon                 6661 Cochran               Indust.                     -
Solon                 6521 Davis                 Indust.                     -
Solon                 30301 Carter St.           Indust.                     -

ST. CHARLES, IL
---------------
Kirk Rd. Bldg         Kirk Rd. Bldg.             Indust.                     -

ST. CHARLES, MO
---------------
Alfa-Laval            Alfa-Laval                 Indust.                     -

ST. LOUIS PARK, MN
----------------
Cedar Lake Bus. Ctr   Cedar Lake Bus. Ctr.       Indust.                     -
5219 Bldgs            5219 Bldg.                 Office                      -
Minneapolis-West      Novartis Warehouse         Indust.                     -
Minneapolis-West      N. Plaza                   Office                      -
7320 Oxford St.       Oxford Indust. Bldg        Indust.                     -
Minneapolis-West      S. Plaza                   Office                      -
Minneapolis-West      Travelers Express Towers   Office                 16,243

ST. LOUIS, MO
-------------
Craig Pk Ctr.         Craig Pk Ctr.              Indust.                     -
NGIC/Pte. 70          3300 Pte. 70               Office                  4,331
Laumeier Off. Pk      Laumeier I                 Office                      -
Laumeier Off. Pk      Laumeier II                Office                      -
Maryville Ctr.        500-510 Maryville Ctr.     Office                 14,916
Maryville Ctr.        530 Maryville Ctr.         Office                  8,035
Maryville Ctr.        550 Maryville Ctr.         Office                 10,333
Maryville Ctr.        635-645 Maryville Ctr.     Office                 12,280
Maryville Ctr.        655 Maryville Ctr.         Office                  8,912
Maryville Ctr.        540 Maryville Ctr.         Office                 20,000
Maryville Ctr.        520 Maryville Ctr.         Office                      -
Riverport             Express Scripts HQ         Office                      -
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. A      Indust.                     -
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. B      Indust.                     -
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. C      Indust.                     -
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. D      Indust.                     -
Westmark              Westmark                   Office                      -
Westview Place        Westview Place             Office                      -

ST. PAUL, MN
------------
University Crsg.      University Crsg.           Indust.                     -

ST. PETERS, MO
--------------
Horizon Bus. Ctr.     Horizon Bus. Ctr.          Indust.                 1,259

STRONGSVILLE, OH
----------------

Park 82               Park 82 Bldg 2             Indust.                     -
Park 82               Park 82 Bldg 1             Indust.                     -
Park 82               Park 82 Bldg 3             Indust.                     -
Johnson Controls      Johnson Controls           Indust.                     -
Dyment                Dyment                     Indust.                     -

SUNSET HILLS, MO
----------------
Laumeier Off. Pk      Laumeier IV                Office                      -

SUWANEE, GA
-----------
Horizon               90 Horizon Dr.             Indust.                     -
Horizon               225 Horizon Dr.            Indust.                     -
Horizon               250 Horizon Dr.            Indust.                     -
Horizon               70 Crestridge Dr.          Indust.                     -
Horizon               2700 Crestridge            Indust.                     -
Horizon               2775 Horizon Ridge         Indust.                     -
Horizon               2780 Horizon Ridge         Indust.                     -
Horizon               2800 Vista Ridge Dr.       Indust.                     -
Horizon Bus. Ctr      410 Horizon Dr.            Indust.                     -
N.brook               1000 N.brook Pkwy          Indust.                     -
N.brook               675 Old Peachtree Rd.      Indust.                     -
North Central         7250 McGinnis Ferry Rd.    Indust.                     -

TAMPA, FL
---------
Faifield Bus. Ctr.    8640 Elm Fair Blvd.        Indust.                     -
Faifield Bus. Ctr.    4720 Oak Fair Blvd.        Indust.                     -
Fairfield Dist. Ctr.  4758 Oak Fair Blvd.        Indust.                     -
Fairfield Dist. Ctr.  Fairfield Dist. Ctr IV     Indust.                     -
Highland Oaks         Highland Oaks I            Office                      -

TWINSBURG, OH
-------------
Enterprise Pkway      Enterprise Pkwy #1         Indust.                     -

WEST CHESTER, OH
----------------
World Pk              World Pk at Union Ctr 1    Indust.                     -
World Pk              World Pk at Union Ctr 2    Indust.                     -
World Pk              World Pk at Union Ctr 3    Indust.                     -
World Pk              World Pk at Union Ctr 4    Indust.                     -
World Pk              World Pk at Union Ctr 5    Indust.                     -
World Pk              World Pk at Union Ctr 6    Indust.                     -
World Pk              World Pk at Union Ctr 8    Indust.                     -

WESTERVILLE, OH
---------------
Polaris               Liebert                    Office                      -

WESTMONT, IL
------------
Oakmont Tech Ctr.     Oakmont Tech Ctr.          Indust.                     -
Oakmont Cir. Off.     Oakmont Cir. Off.          Office                      -

WHEELING, IL
------------
Abbott Bldg           Abbot Dr. Bldg.            Indust.                     -

Eliminations          Eliminations               N/A
                  Secured debt on non-bldgs.                             8,842
                                                                       -------
                                                                       528,665
                                                                       =======

                     DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                 INITIAL COST
                                                  TO COMPANY         COSTS
                                            --------------------     CAPITALIZED
                                                         BLDGS &     SUBSEQ. TO
LOCATION/DEVELOPMENT   BUILDING             LAND        IMPROVES     ACQUIS (1)
--------------------   -------------------  ---------   --------     -----------
ALPHARETTA, GA
Brookside Off. Pk      3925 Brookside Pkwy      1,269      13,332            -
Brookside Off. Pk      3625 Brookside Pkwy      1,625      10,460            -
Hembree Crest          11800 Wills Rd.            304       2,102            4
Hembree Crest          11810 Wills Rd.            296       2,208            4
Hembree Crest          11820 Wills Rd.            488       3,042            -
Hembree Crest          11415 Old Roswell Rd.      648       3,302           11
N.meadow               1350 N.meadow Pkwy         672       3,570            -
N.meadow               11835 Alpharetta Hwy.      524       2,800             -
N.winds Pte.           2555 N.winds Pkwy        1,813       7,688            -
N.winds Pte.           2550 N.winds Pkwy        2,271      19,616            -
Ridgeland              1320 Ridgeland Pkwy        998       5,578            -
Ridgeland              Ridgeland Bus. Dist I      488       2,207            -

ANTIOCH, TN
-----------
Keebler                Keebler                    307       1,297            -

ARLINGTON HEIGHTS, IL
----------------------
Atrium II              Atrium II                  776       7,727            -

ATLANTA, GA
-----------
1670 Defoor Ave.       1670 Defoor Ave.            82       1,573            -
Druid Chase            6 W. Druid Hills Dr.       473       6,660            -
Druid Chase            2801 Buford Hwy.           794       9,710            2
Druid Chase            1190 W. Druid Hills Dr.    689       6,510            -
Druid Chase            2071 N. Druid Hills Dr.     98         314            -
NE I85                 3171 McCall Dr.            112         503            -
NE I85                 5300 Peachtree
                        Indust.Blvd               434       2,105            -
NE I85                 4280 NE Expwy.             534       2,010            -
Westgate               100 Eagle Vista Pkwy       782      12,421            -

AURORA, IL
----------
Meridian Bus. Campus   535 Exch.                  301         917          153
Meridian Bus. Campus   515-525 Enterprise         231       1,664          200
Meridian Bus. Campus   615 Enterprise             315       2,818          182
Meridian Bus. Campus   3615 Exch.                 276       1,599          175
Meridian Bus. Campus   4000 Sussex                281       1,925          139
Meridian Bus. Campus   700 N. Comm.               467       3,800          238
Meridian Bus. Campus   3737 E. Exch.              403       2,523          203
Meridian Bus. Campus   444 N. Comm.               486       5,353          301
Meridian Corridor      Meridian I                   -         116            -
Meridian Bus. Campus   Michael Jordan Golf Ctr  1,412           -          111

BEACHWOOD, OH
-------------
Corp. Exch.            One Corp. Exch.          1,287       8,226          824
Corp. Place            Corp. Place              1,161       7,425          637

BLOOMINGTON, IL
---------------
Lakewood Plaza         Lakewood Plaza             766       7,199        1,161

BLOOMINGTON, MN
---------------
Alpha Bldgs           Alpha Bus. Ctr I&II         280       1,593           25
Alpha Bldgs           Alpha Bus. Ctr III&IV       341       1,943           41
Alpha Bldgs           Alpha Bus. Ctr V            537       3,059           20

Bloomington Indus.Ctr Bloomington Indust. Ctr.    628       3,508          977
Lyndale Coms.         Lyndale Coms. I             248       1,388          264
Lyndale Coms.         Lyndale Coms. II            181       1,014          124
Hampshire Dist. Ctr.  Hampshire Dist Ctr. N.      782       4,370          331
Hampshire Dist. Ctr.  Hampshire Dist Ctr. S.      910       5,085          291
Hampshire Tech Ctr.   Hampshire Tech Ctr.       2,124      11,166        2,516
Norman Ctr.           Norman Ctr. 2               782       4,433          147
Norman Ctr.           Norman Ctr. 4               563       3,183          174
Penn Corp. Bldg       Penn Corp. Bldg             315       1,762           54

BLUE ASH, OH
------------
Cornell Comm. Ctr.    Cornell Comm. Ctr.          495       4,501          644
Creek Rd.             Creek Rd. Bldg 1            103         792           77
Creek Rd.             Creek Rd. Bldg 2            132       1,093           97
Huntington Bank Bldg  Huntington Bank Bldg.       175         220           21
Lake Forest/Westlake  Lake Forest Place         1,953      19,164        2,225
Lake Forest/Westlake  Westlake Ctr.             2,459      15,972        1,999

BOLINBROOK, IL
--------------
Crossroads Bus. Pk    Crossroads Bldg 1           917       8,251        1,317

BRENTWOOD, TN
-------------
Brentwood S.Bus.Ctr.  7104 Crossroads Blvd      1,065       5,868           80
Brentwood S.Bus.Ctr.  7106 Crossroads Blvd      1,065       3,498           80
Brentwood S.Bus.Ctr.  7108 Crossroads Blvd        848       4,051            -
Creekside Crsg.       Creekside Crsg. One       1,900       9,343            -

BRIDGETON, MO
-------------
Dukeport              Dukeport V                  636       2,354        1,054
Dukeport              Dukeport VI               1,663       6,462        1,381
Earth City            Dukeport VII                527       2,796          352
Corp. Exch.           Dukeport VIII             1,679       4,875          201

BROOKLYN PARK, MN
-----------------
Crosstown NW          Crosstown N.Bus.Ctr.1       835       5,431          588
Crosstown NW          Crosstown N.Bus.Ctr.2       449       2,939           38
Crosstown NW          Crosstown N.Bus.Ctr.3       655       1,687          387
Crosstown NW          Crosstown N.Bus.Ctr.4     2,106       6,102        1,175
7300 Northland Dr.    7300 Northland Dr.          700       3,576        3,040
Crosstown NW          Crosstown NW 1 Land          84           -            -
Crosstown NW          Crosstown NW 2 Land          20           -            -
Crosstown NW          Crosstown N. Land #1        201           -            -

BURNSVILLE, MN
--------------
Professional Plaza    Professional Plaza I        471       2,635          180
Professional Plaza    Professional Plaza IV       248       1,387          105
1420 East Cliff Rd.   Cliff Rd. Indust. Ctr       258       1,442          124
Professional Plaza    Professional Plaza III      237       1,323          211
Professional Plaza    Professional Plaza II       218       1,220          290
Larc Indus. Pk        Larc Indust. Pk I           283       1,580          126
Larc Indus. Pk        Larc Indust. Pk II          227       1,268           69
Larc Indus. Pk        Larc Indust. Pk III         137         765           27
Larc Indus. Pk        Larc Indust. Pk IV           91         510           27
Larc Indus. Pk        Larc Indust. Pk V            97         541           42
Larc Indus. Pk        Larc Indust. Pk VI          377       2,107           91
Larc Indus. Pk        Larc Indust. Pk VII         244       1,365          205

CARMEL, IN
----------
Hamilton Crsg.        H.C. Bldg. 1 West           526       2,424          626
Hamilton Crsg.        Hamilton Crsg. Bldg 2       313       1,315          783
Hamilton Crsg.        Hamilton Crsg. Bldg 4       515       4,765        1,185
Hamilton Crsg. Retail Hamilton Crsg. Retail Bld 1 728       5,706          258
Hamilton Crsg.        Hampton Inn Land Lease      137           -           72
Hamilton Crsg.        Max & Ermas                 167           -            -

CAROL STREAM, IL
----------------
Ctr. Ave.             Ctr. Ave. Bldg 1            983       4,934            1

CARY, NC
--------
Regency Forest        200 Regency Forest Dr.    1,230      13,414            -
Regency Forest        100 Regency Forest Dr.    1,538      13,797            -
Weston Pkway          6501 Weston Pkwy          1,775      10,444            -

CELEBRATION, FL
---------------
Celebration Ctr.      1130 Celebration Blvd.    1,102       2,584            -
Celebration Ctr.      1120 Celebration Blvd.      755       3,874            -

CHAMPAIGN, IL
-------------
Market View Shp Ctr   Market View Shopping Ctr.   740       6,605            -

CHANHASSEN, MN
--------------
Chanhassen Lakes      Chanhassen Lakes I          357       2,023          215
Chanhassen Lakes      Chanhassen Lakes II         438       2,483          187

CINCINNATI, OH
--------------
One Ashview Place     One Ashview Place         1,204      12,328          643
Blue Ash Off. Ctr.    Blue Ash Off. Ctr VI        518       2,775          235
Zussman Bldg          Zussman Bldg                339       6,226        1,026
312 Elm               312 Elm                   4,750      43,823        8,822

Eastgate Square       Eastgate Square           2,030       4,079        1,282
Garden Ridge          Garden Ridge                626       8,535            -
Executive Plaza       Executive Plaza I           729       5,249          246
Executive Plaza       Executive Plaza II          729       5,332          348
Executive Plaza       Executive Plaza III         509       4,010        2,124
Kohl's Dept. Store    Kohl's Department Store   1,345       3,575          380
Sofa Express          Sofa Express - Gov. Plaza   145         771           70
Off. Max              Off. Max                    651       1,223          145
Dun & Bradstreet Bldg Dun & Bradstreet. Bldg      270       2,510          566
Governors Hill        8790 Governor's Hill        400       4,581          553
Governors Hill        8700 Governor's Hill        459       5,705          361
Governors Hill        8800 Governor's Hill        225       2,305           17
Governors Hill        8600 Governor's Hill      1,220      17,689        2,291
Governors Plaza       Governors Plaza           2,012       8,452        1,101
King's Auto Mall I    King's Auto Mall I        1,085       3,859          929
King's Mall Ret.      King's Mall Retail
 Ctr II                Ctr II                   1,928       3,636        1,398
Kenwood Exec Ctr.     Kenwood Executive Ctr.      606       3,886          283
Kenwood Coms.         8230 Kenwood Coms.            -       3,199        2,620
Kenwood Coms.         8280 Kenwood Coms.            -       2,867          189
Kenwood MOB           Kenwood MOB            -      10,799            -
Ohio National         Ohio National             2,463      24,408          648
Pfeiffer Woods        Pfeiffer Woods
                       Off. Bldg                1,450      12,224           41
312 Plum              312 Plum                  2,539      24,312        3,204
Remington Off. Pk     Remington Pk Bldg A         560       1,442          117
Remington Off. Pk     Remington Pk Bldg B         560       1,442          120
Tri-County Mktpl      Tri-county Marketplace    5,368       4,065          428
Tri. Off. Pk          Tri. Off. Pk              1,000      10,440        1,095
Western Hills Mktpl.  Western Hills Mktpl.      3,583       7,511          407
World Pk              World Pk Bldg 5             270       3,260          530
World Pk              World Pk Bldg 6             378       3,686            -
World Pk              World Pk Bldg 7             525       4,150          483
World Pk              World Pk Bldg 8             561       5,309          596
World Pk              World Pk Bldg 9             317       2,993          405
World Pk              World Pk Bldg 11            460       4,701          386
World Pk              World Pk Bldg 14            380       3,592          347
World Pk              World Pk Bldg 15            373       2,274          424
World Pk              World Pk Bldg 16            321       3,033          300
World Pk              World Pk Bldg 18            834       5,425          182
World Pk              World Pk Bldg 28            738       3,549          943
World Pk              World Pk Bldg 29          1,379       9,361          622
World Pk              World Pk Bldg 31            458       3,058          233

COLUMBUS, OH
------------
Easton Oval           One Easton Oval           2,789       8,696        1,876
Easton Oval           Two Easton Oval           2,489      16,360          549
Polaris               1000 Polaris Pkwy         1,200       6,601          727
Tuttle Crsg.          Xerox Bldg-5555
                       ParkCtr. Cir             1,580       8,630          836
Westbelt Dr.          2190-2200 Westbelt Dr.      300       1,900           58
Westbelt West         Westbelt West #1            432       2,983            -
Zane Trace            3800 Zane Trace Dr          170       1,916          536
Zane Trace            3635 Zane Trace Dr.         236       1,749          364
King's Mall           Applebee's Grnd Lse         309           -           29
Tuttle Crsg.          Lazarus Grnd Lse            852           -            -
Tuttle Crsg.          Uno's Grnd Lse                -           -          587
Tuttle Crsg.          BMW Pking Exp.              351           -            -
Tuttle Crsg.          Qwest Pking Exp.            201           -           13

COPPELL, TX
-----------
Freeport N.           Freeport II               1,644       8,931            -
Freeport N.           Freeport III              1,459       5,784            -
Freeport N.           Freeport IV               1,028      10,467            -

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr    Twin Oaks                   566       8,072          539

CRYSTAL, MN
-----------
Crystal Indus. Ctr    Crystal Indust. Ctr.        456       2,549          380

DECATUR, IL
-----------
Park 101              Illinois Power Grnd Lse     212           -            -

DES PLAINES, IL
---------------
Deckbrand Bldg        Wolf Rd. Bldg.              179       1,593          305
105 East Oakton       105 East Oakton             758       4,244          379

DOWNERS GROVE, IL
-----------------
Executive Towers      Executive Towers I        2,652      23,705        2,196
Executive Towers      Executive Towers II       3,386      30,965        1,579
Executive Towers      Executive Towers III      3,512      32,126        2,105

DUBLIN, OH
----------
MetroCtr. III         MetroCtr. III               887       2,727        1,212
Scioto Corp. Ctr.     Scioto Corp. Ctr.         1,137       3,147          448
Tuttle Retail Ctr.    Tuttle Retail Ctr.        2,625       6,598        3,519
Tuttle Crsg.          LCI Intl.                 2,618      17,428        2,056
Tuttle Crsg.          Sterling 1                1,494      11,856        1,275
Tuttle Crsg.          Indiana Insurance           717       2,081        1,036
Tuttle Crsg.          Sterling 2                  605       5,300          580
Tuttle Crsg.          John Alden Life Ins.      1,066       6,856          833
Tuttle Crsg.          Cardinal Health           1,600       9,556        2,631
Tuttle Crsg.          Sterling 3                1,601       8,207          508
Tuttle Crsg.          Compmanagement              867       2,860        2,030
Tuttle Crsg.          Sterling 4                  483       9,011        1,147
Tuttle Crsg.          Pkwood Place              1,690      12,202        6,744
Tuttle Crsg.          Nationwide                4,815      18,380          550
Tuttle Crsg.          Emerald II                  495       2,225        1,250
Tuttle Crsg.          Atrium II, Phase I        1,649       7,640        3,598
Tuttle Crsg.          Atrium II, Phase II       1,597       8,215        2,022
Tuttle Crsg.          Blazer I                    904       4,128        1,621

DULUTH, GA
----------
Berkeley Lake
 Dist. Ctr.           3270 Summit Ridge Pkwy      499       4,701            -
Berkeley Lake
 Dist. Ctr.           3280 Summit Ridge Pkwy      485       4,934            -
Berkeley Lake
 Dist. Ctr.           3290 Summit Ridge Pkwy      257       2,983            -
Crestwood Pte.        3805 Crestwood Pkwy         877      14,870            -
Crestwood Pte.        3885 Crestwood Pkwy         881      15,133            -
Meadowbrook           2450 Meadowbrook Pkwy       716       3,113            -
Meadowbrook           2475 Meadowbrook Pkwy       529       3,498            -
Meadowbrook           2500 Meadowbrook Pkwy       411       2,462            -
Meadowbrook           2505 Meadowbrook Pkwy       606       2,346            -
Other NE I85 Props    4125 Buford Hwy.            778       5,209            -
Pk Creek              2825 Breckinridge Blvd      317       3,556            -
Pk Creek              2875 Breckinridge Blvd      476       4,702            -
Pk Creek              2885 Breckinridge Blvd      487       6,754            6
Pinebrook             2625 Pinemeadow Ct.         813       4,057           13
Pinebrook             2660 Pinemeadow Ct.         450       3,332            -
River Green           3450 River Green Ct.        194       2,148            -
River Green           4800 River Green Pkwy       152       1,941            -
Bus. Pk at Sugarloaf  2775 Premier Pkwy           560       4,604            -
Bus. Pk at Sugarloaf  3079 Premier Pkwy           776       6,846            -
Bus. Pk at Sugarloaf  6700 Sugarloaf Pkwy       1,042       8,511            -
Bus. Pk at Sugarloaf  2855 Premier Pkwy           765       3,194            -
Bus. Pk at Sugarloaf  6655 Sugarloaf            1,651       6,877            -

DUNCAN, SC
----------
Hillside              170 Pkwy West               223       3,438            -
Hillside              285 Pkwy East               619       5,578            -
Hillside              190 Pkwy West               276       3,098            -
Hillside              265 Pkwy East               329       4,441            -

EAGAN, MN
---------
Apollo Dist. Ctr.     Apollo Indust. Ctr I        866       4,842           787
Apollo Dist. Ctr.     Apollo Indust. Ctr II         1           -            -
Eagandale Crsg.       Eagandale Crsg.             974       4,320          373
Eagandale Tech Ctr.   Eagandale Tech Ctr.         987       5,554           811
Silverbell Coms.      Silverbell Coms.            245       8,562            -
Sibley Indus. Ctr.    Sibley Indust. Ctr. I       356       2,012          265
Sibley Indus. Ctr.    Sibley Indust. Ctr. II      234       1,311          106

Sibley Indus. Ctr.    Sibley Indust. Ctr. III     213       1,191          260
Trapp Rd.             Trapp Rd. Comm. I           671       3,800          429
Trapp Rd.             Trapp Rd. Comm. Bldg II   1,250       6,872          618
Yankee Place          Yankee Place              2,822      15,777        1,029
Apollo Dist. Ctr.     Apollo Land                   -           -            2

EARTH CITY, MO
--------------
Dukeport              Dukeport 3                  741       3,768        1,142
NGIC/Pte. 70          3322 NGIC                 2,615      10,461          835
MCI                   MCI                       1,151       6,844          569

EDEN PRAIRIE, MN
----------------
Edenvale Exec Ctr.    Edenvale Executive Ctr.   1,184       6,695            -
Golden Tri. Tech Ctr. Golden Tri. Tech Ctr.     1,446       8,080          423
Valley Gate N.        Valley Gate N.              548       3,131            -

EDINA,  MN
----------
Bush Lake Rd.         Edina Interchange VI        477       2,669          110
Cahill Bus. Ctr       Cahill Bus. Ctr.            513       2,868          367
Edina Interchange     Edina Interchange I         637       3,560          158
Edina Interchange     Edina Interchange II        437       2,444           93
Edina Interchange     Edina Interchange III       493       2,754           92
Edina Interchange     Edina Interchange IV        230       1,286          364
Edina Interchange     Edina Interchange V         982       5,489          487
Bush Lake Rd.         Edina Interchange VII       180       1,028          205
Pakwa                 Pakwa I                     351       1,962          367
Pakwa                 Pakwa II                    217       1,212          118
Pakwa                 Pakwa III                   251       1,403          108

FAIRFIELD, OH
-------------
Fairfield Bus. Ctr.   Fairfield Bus. Ctr. D       135       1,639          174
Faifield Bus. Ctr.    Fairfield Bus. Ctr. E       398       2,461          212
University Moving     University Moving           248       1,612          147

FENTON, MO
----------
Fenton Interstate
 Bldgs                Fenton Interstate Bldg.C    433       1,897          134
Fenton Interstate
 Bldgs                Fenton Interstate Bldg.D  1,125       4,878          222
Southport             Southport I                 192         808           65
Southport             Southport II                151         636           74
Southport             Southport Comm. Ctr.        233         979          181

FISHERS, IN
-----------
Delaware Pk           Delaware Pk-Banc One        994       1,906            -
Exit 5                Exit 5 Bldg I               593       2,978            -

FLORENCE, KY
------------
Empire Comm. Ctr      Empire Comm. Ctr.           581       2,784          397
Sofa Express-Florence Sofa Express - Florence     145         718          980
KY Dr.                7910 Kentucky Dr.           285         673          103
KY Dr.                7920 Kentucky Dr.           698       1,235          143

FT. WAYNE, IN
-------------
Coldwater Crsg.       Coldwater Crsg.           2,310      15,827        1,866

FORT WORTH, TX
--------------

Centreport Dist.Ctr.  14900 Trinity Blvd.       1,395       8,604            -

FRANKLIN, TN
------------
Aspen Grove Bus.Ctr.  277 Mallory Station         936       6,392            -
Aspen Grove Bus.Ctr.  320 Premier Ct.           1,151       6,639            -
Aspen Grove Bus.Ctr.  305 Seaboard Lane           970       7,295            -
Aspen Grove Bus.Ctr.  416 Mary Lindsay Polk Dr    943       4,676            -
Aspen Grove Bus.Ctr.  318-II Seaboard Lane        240       1,768            -
Aspen Grove Bus.Ctr.  341 Cool Springs Blvd       950       6,806            -
Aspen Grove Bus.Ctr.  318-1 Seaboard Lane         301       1,962            -
Brentwood S.Bus.Ctr.  119 Seaboard Lane           569       2,381            -
Brentwood S.Bus.Ctr.  121 Seaboard Lane           445       1,899            -
Brentwood S.Bus.Ctr.  123 Seaboard Lane           489       1,613            -

FRIDLEY, MN
-----------
River Rd.             River Rd. Bus. Ctr. S.    1,083       6,332          240
University Ctr.       University Ctr. I&II        220       1,253           79

GAHANNA, OH
-----------
Pet Foods Dist.       Pet Foods Dist.             268       4,932        1,492

GARLAND, TX
-----------
Northgate Intl.       Intl. I                     790       4,644            -
Northgate Intl.       Intl. II                  1,401       7,890            -

GLENWILLOW, OH
--------------
Emerald Valley        Emerald Valley Bldg 1       390       6,345          165

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr      Decatur Bus. Ctr.           436       2,436          260
Edina Realty          Edina Realty                330       1,817          226
Golden Hills          Golden Hills 1            1,081       6,120          308
Golden Hills          Golden Hills 2            1,741       2,617        1,666
Golden Hills          Golden Hills 3            1,813       2,998        1,809
Minneapolis-West      N. Star Title               506       2,869          308
Silver-Burdett Ginn   Sandburg Indust. Ctr.       456       2,551           89
Minneapolis-West      Tyrol West                  350       1,985          261
801 Zane Ave. N.      801 Zane Ave. N.            369       2,064          139

GREENWOOD, IN
-------------
South Pk              South Pk Bldg 1             287       2,328          446
South Pk              South Pk Bldg 2             334       3,081        1,155
South Pk              South Pk Bldg 3             208       2,150          703
South Pk              Brylane Pking Lot            54           -            3

GROVE CITY, OH
--------------
South Pte.            South Pte. Bldg D           276       2,485        1,294
South Pte.            South Pte. Bldg E           279       2,046          905

GROVEPORT, OH
-------------
Groveport Comm Ctr    Groveport Comm Ctr #2     1,049       7,553          162
Sun TV                6600 Port Rd.             2,005      17,468        6,553

HEBRON, KY
----------
Skyport               Skyport Bldg. 1             611       5,661        1,461
Skyport               Skyport Bldg. 2             251       7,964        1,424
Skyport               Skyport Bldg. 4               -       2,846            -
KY, SouthPk           KY. SouthPk Bldg 1          682       3,725          539
KY, SouthPk           Ky. SouthPk Bldg 3          841       3,382        1,119
KY, SouthPk           Ky. SouthPk Bldg 4          779       3,095          275
KY, SouthPk           CR Services               1,085       4,060        1,279

HOLLYWOOD, FL
-------------
Port 95               2600 SW 39th St.         5,758       12,147        1,316
Port 95               Port 95                    833        2,563          541

HOPKINS, MN
-----------
Cornerstone Bus.Ctr. Cornerstone Bus. Ctr.     1,469        8,212          388
The Johnson Bldg     The Johnson Bldg            558        3,121          190
Westside Bus. Pk     Westside Bus. Pk          1,189        6,646          253

INDEPENDENCE, OH
----------------
Corp. Plaza           Corp. Plaza I             2,116      13,528          977
Corp. Plaza           Corp. Plaza II            1,841      11,768          942
Freedom Square        Freedom Square I            595       3,796          441
Freedom Square        Freedom Square II         1,746      11,141        1,115
Freedom Square        Freedom Square III          701       5,027        1,871
6111 Oak Tree         6111 Oak Tree               703       4,492          554
Pk Ctr.               Pk Ctr. Bldg I            1,997       9,647        4,170
Pk Ctr.               Pk Ctr. Bldg 2            1,833      10,178        3,328

INDIANAPOLIS, IN
----------------
Cub Ctr.              Cub Ctr.                    540       4,850          477
Michael's Plaza       Michaels Plaza              749       3,400          724
Palomar               Palomar                     158       1,148          440
Franklin Rd.Bus.Ctr   Franklin Rd. Bus. Ctr.      594      11,083            -
Pk 100                Georgetown Bldg. One        362       2,437           97
Pk 100                Georgetown Rd. Bldg 2       374       2,588          866
Pk 100                Georgetown Rd. Bldg 3       421       1,960          115
Nampac Bldg           Nampac Bldg.                274       1,622          568
Pk 100                6060 Guion Rd               411       2,656          920
Greenwood Crnr Shops  Greenwood Corner Shops      390       3,435          277
First IN Branch       First Indiana Branch         46         254           20
Hillsdale             Hillsdale Bldg 4            366       4,711          614
Hillsdale             Hillsdale Bldg 5            251       3,235          409
Hillsdale             Hillsdale Bldg 6            315       4,054          309
KATC - S.             8465 KATC 2-story            89       1,302          145
F.C. Tucker           F.C. Tucker                   -         264           26
KATC - N.             8555 KATC 4-story             -       5,857          648
KATC - N.             3520 Comm. Crsg.              -         579          384
4750 KY Ave.          4750 Kentucky Ave.          246       2,260          327
N. Airport Pk         N. Airport Pk Bldg 2        550       5,470        2,465
One N. Capitol        One N. Capital            1,439       8,156          581
Pk 100                Pk 100 Bldg 34              131       1,455          227
Pk 100                Pk 100 Bldg 79              184       1,764          472
Pk 100                Pk 100 Bldg 80              251       2,412          375
Pk 100                Pk 100 Bldg 83              247       2,572          450
Pk 100                Pk 100 Bldg 84              347       2,604          329
Pk 100                Pk 100 Bldg 95              642       4,756          697
Pk 100                Pk 100 Bldg 96            1,414       8,734        5,006
Pk 100                Pk 100 Bldg 97              676       4,294        1,496

Pk 100                Pk 100 Bldg 98              473       6,022        2,206
Pk 100                Pk 100 Bldg 100             103       2,179          827
Pk 100                Pk 100 Bldg 107              99       1,575          202
Pk 100                Pk 100 Bldg 109             240       1,807           62
Pk 100                Pk 100 Bldg 116             341       3,144          202
Pk 100                Pk 100 Bldg 118             226       2,229          428
Pk 100                Pk 100 Bldg 119             388       3,386          408
Pk 100                Pk 100 Retail Bldg 121      592         960          164
Pk 100                Pk 100 Bldg 122             284       3,359          624
Pk 100                Pk 100 Bldg 125             674       5,712          301
Pk 100                Pk 100 Bldg 126             165       1,362          243
Pk 100                Pk 100 Bldg 127              96       1,726          484
Pk 100                Pk 100 Bldg 128             904       8,429          514
Pk 100                Pk 100 Bldg 129             865       5,468        1,081
Pk 100                Pk 100 Bldg 130             514       4,027          156
Pk 100                Pk 100 Bldg 131           1,006       7,015        1,459
Pk 100                Pk 100 Bldg 132             446       1,165          503
Pk 100                Pk 100 Bldg 133              69         889           38
Pk 100                Pk 100 Bldg 134             465       3,043        1,016
Woodland Corp. Ctr.   Woodland Corp Centre I      290       3,355        1,772
Pk 100                Pk 100 Bldg 136             542       3,461          760
Woodland Corp. Ctr.   Woodland Corp. Ctr. II      271       3,570          452
Pk Fletcher           Pk Fletcher Bldg 14          76         722          111
Pkwood Crsg.          One Pkwood                1,018       9,578          813
Pkwood Crsg.          Two Pkwood                  861       7,499          412
Pkwood Crsg.          Three Pkwood              1,377       8,089        1,945
Pkwood Crsg.          Four Pkwood               1,489      11,288        1,063
Pkwood Crsg.          Five Pkwood               1,485      10,098          921
Software Artistry     Software Artistry           856       7,381          373
Woodfield             8440 Woodfield              719       9,106        1,175
Woodfield             8425 Woodfield            3,767      19,817        3,162
4316 West Minnesota   4316 West Minnesota         287       2,163          384
Pk 100                Norco Windows Pking Lot      37           -            -
Pk 100                Ups Pking                     -           -          270
Pk 100                Norgate Grnd Lse             51           -            -
Pk 100                Zollman Grnd Lse            115           -            -
Southpark             South Pk Grounds             21           -            -

IRVING, TX
----------
TX Plaza              Texas Plaza I             1,165       5,656            -

JACKSONVILLE, FL
----------------
Centurion Square      8380-8386 Baymeadows Rd   1,037       6,132           19
Jacksonville Intl.
 Tradeport            13350 Intl. Pk                -       2,833            -
Jacksonville Intl.
 Tradeport            13340 Intl. Pkwy            289       3,800            -
Jacksonville Intl.
 Tradeport            1420 Vantage Way            698       4,868            -
Jacksonville Intl.
 Tradeport            1460 Vantage Way            573       5,972            -
Jacksonville Intl.
 Tradeport            1350 Tradeport Dr           538       4,144            -
Jacksonville Intl.
 Tradeport            1371 Tradeport Dr           544       3,277            -
Jacksonville Intl.
 Tradeport            13291 Vantage Way           499       5,081            -
South Pte.            7011 A.C. Skinner Pkwy    1,007       3,251            -

KENNESAW, GA
------------
NW I-75               240 Northpoint Pkwy         822       6,008            -
Town Point            3330 W. Town Point Dr.      551       2,222            -
Town Point            3350 W. Town Point Dr.      434       2,289            -
Town Point            3240 Town Point Dr.       1,092       6,331            -
Town Point            3391 Town Point Pkwy        797       7,630            -

LAKE FOREST, IL
---------------

Ballard Bldg          Ballard Dr. Bldg.           186       1,693          114
Kraft Bldg            Laurel Dr. Bldg.             98         895           76
13825 W. Laurel Dr.   13825 W. Laurel Dr.         503       1,855          350
One Conway Pk         One Conway Pk             1,901      17,391          920

LAKE MARY, FL
-------------
N.point               1025 Greenwood Blvd.      1,087      11,759            3
Technology Pk         100 Technology Pkwy         641       3,444            -
Technology Pk         525 Technology Pkwy         835       4,393            -
Technology Pk         255 Technology Pkwy         477       3,782            -
Technology Pk         200 Technology Pkwy           -       3,104            -
Technology Pk         250 Technology Pkwy         547       2,838            -

LEBANON, IN
-----------
Lebanon Bus. Pk       American Air Filter         177       3,053          157
Lebanon Bus. Pk       Purity Wholesale          7,848         689          689
Lebanon Bus. Pk       Pamida                      177       3,625          777
Lebanon Bus. Pk       Prentice Hall               510      11,659        1,107
Lebanon Bus. Pk       Lebanon - General Cable     443       6,732          833
Lebanon Bus. Pk       Lebanon Bldg. 9             340       6,821          224

LEWISVILLE, TX
--------------
Water's Ridge         1550 Lakeway Dr.          1,324       7,775            -
Water's Ridge         501 E Corp. Dr.             965       5,245            -

LOMBARD, IL
-----------
Yorktown Off. Ctr.    Yorktown Off. Ctr.          872       7,861          720

LOVELAND, OH
------------
Sun TV & Appliances   Montgomery Crsg. Phase I    260         852          169
Sports Unlimited      Montgomery Crsg. Phase II   778       3,687          309

MARIETTA, GA
------------
Franklin Forest       805 Franklin Ct.            313       1,901           12
Franklin Forest       810 Franklin Ct.            255       1,619            -
Franklin Forest       811 Livingston Ct.          193       1,383            -
Franklin Forest       825 Franklin Ct.            358       1,448            -
Franklin Forest       830 Franklin Ct.            133         764           16
Franklin Forest       835 Franklin Ct.            393       1,590            -
Franklin Forest       840 Franklin Ct.            242         870            -
Franklin Forest       821 Livingston Ct.          145         966            -
Franklin Forest       841 Livingston Ct.          275       2,669            -
NW Bus. Ctr.          1335 Capital Cir.           416       2,067            8
NW Bus. Ctr.          1337-41-51 Capital Cir.     558       5,319           15
NW Bus. Ctr.          2260 NW Pkwy                320       2,010            8
NW Bus. Ctr.          2252 NW Pkwy                 92         954            8
NW Bus. Ctr.          2242 NW Pkwy                175       1,449            2
NW Bus. Ctr.          2256 NW Pkwy                 85         897            2
NW Bus. Ctr.          2244 NW Pkwy                 47         476            2
NW Bus. Ctr.          2150 NW Pkwy                294       3,036            2
NW Bus. Ctr.          2152 NW Pkwy                161       1,606            2
NW Bus. Ctr.          2130 NW Pkwy                353       2,861            2
NW Bus. Ctr.          2270 NW Pkwy                483       3,808            -
NW Bus. Ctr.          2275 NW Pkwy                327       2,588            -

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower       Riverport Tower           3,250      29,251        1,930
Riverport Dist.       Riverport Dist.             242       2,175          115
Riverport Dist.       Scripts Bldg.               942       8,482          643
Riverport Dist.       Riverport Dist. B           216       1,944          121
Riverport Dist.       Riverport 1                 551       2,733        2,149
West Port             Westport Ctr. I           1,666       4,161        2,482
West Port             Westport Ctr. II            714       1,968        1,333
West Port             Westport Ctr. III           931       2,951          642

MASON, OH
---------
Deerfield Crsg.       Deerfield Crsg. Bldg 1    1,225      10,810        1,276
Governor's Pte.       Governor's Pte. 4770        586       7,609          458
Governor's Pte.       Governor's Pte. 4700        584       5,465          400
Governor's Pte.       Governor's Pte. 4900        654       4,017          909
Governor's Pte.       Governor's Pte. 4705        719       6,910        2,531
Governor's Pte.       Governor's Pte. 4800        978       4,742          711
Governor's Pte.       Governor's Pte. 4605        630      16,236        2,347
Bigg's SuperCtr.      Bigg's SuperCtr.          2,107       4,545        5,391
Lowes                 Lowes                     1,241       4,214        4,733
Anthem Prescription
 Mgmt                 Governor's Pte. 8990        594       4,100        2,406
Governor's Pte.       Governor's Pte. 4660        385       3,662        1,403
Governor's Pte.       Governor's Pte. 4680      1,115       6,413        2,921

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp.Ctr. Landerbrook Corp.Ctr.I    1,807       7,445        3,852
Landerbrook Corp.Ctr. Landerbrook Corp.Ctr.II   1,382       7,453        2,948

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.    120 Declaration Dr.         615       8,402            -
Liberty Dist. Ctr.    130 Declaration Dr.         502       3,678            -

MELROSE Pk, IL
--------------
Aviand Bldg           Janice Ave. Bldg.            94         855           28

MENDOTA HEIGHTS, MN
---------------------
Enterprise Indus.Ctr. Enterprise Indust. Ctr.     874       4,884          833

MIAMI, FL
---------
Beacon Ctr.           1701 NW 84th Ave.         1,072       5,545            -
Beacon Ctr.           1601 NW 84th Ave.         1,180       5,185            -
Beacon Ctr.           1401 NW 84th Ave.           914       4,413            -
Beacon Ctr.           2000 NW 84th Ave.           893       7,125            -
Beacon Ctr.           1850 NW 84th Ave.           845       5,325            -
Beacon Ctr.           8401 NW 17th St.            479       3,410            -
Beacon Ctr.           8400 NW 17th St.            709       3,322            -
Beacon Ctr.           1600 NW 84th Ave.           709       4,437            -
Beacon Ctr.           1900 NW 84th Ave.           469       3,367           10
Beacon Ctr.           8491 NW 17th St.            469       2,893            -
Beacon Ctr.           1301 NW 84th Ave.         1,200       3,405            4
Beacon Ctr.           2101 NW 84th Ave.           753       3,561            -
Beacon Ctr.           2001 NW 84th Ave.           883       5,191            -
Beacon Ctr.           2250 NW 84th Ave.           453       3,117            5
Beacon Ctr.           8530 NW 23rd St.            861       3,686            8
Beacon Ctr.           2105 NW 86th Ave.           853       4,435            1
Beacon Ctr.           8501 NW 17th St.          1,965      11,169            6
Beacon Ctr.           8500 NW 17th St.            759       3,564            4

Beacon Ctr.           8550 NW 17th St.            703       3,865            -
Beacon Ctr.           8400 NW 25th St.          2,045      10,826            6
Beacon Ctr.           1701 NW 87th Ave.         1,965      15,884            7
Beacon Ctr.           8600 NW 17th St.            723       9,789           10
Beacon Ctr.           8575 NW 13th Terrace      3,480       6,401            -
Beacon Ctr.           8323 NW 12th St.          1,498       9,948           45
Beacon Ctr.           1695 NW 87th Ave.           300           -            -
Beacon Ctr.           8695 NW 12th St.            202           -            -
Beacon Ctr.           8696 NW 13th Terrace        256           -            -
Beacon Ctr.           8695 NW 13th Terrace        196           -            -

MILFORD, OH
-----------
Pk 50                 Pk 50 Bldg 17               500       5,506            -
Pk 50                 Pk 50 Bldg 20               461       7,202            -
Pk 50                 Pk 50 Bldg 25             1,161       3,758        1,233
Pk 50                 Pk 50 Bldg 26               911       9,004        1,929

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.    Broadway Bus. Ctr III       140         791           67
Broadway Bus. Ctr.    Broadway Bus. Ctr IV        194       1,098          221
Broadway Bus. Ctr.    Broadway Bus. Ctr V         160         908           63
Broadway Bus. Ctr.    Broadway Bus. Ctr VI        433       2,451          271
Broadway Bus. Ctr.    Broadway Bus. Ctr VII       233       1,318          189
Encore Pk             Encore Pk                   984       5,503          390
10801 Red Cir. Dr.    10801 Red Cir. Dr.          533       2,981        1,184
Chilies Grnd Lse      Chilies Grnd Lse            921           -           69
Knox Land Lease       Knox Land Lease           1,066           -            1
Olive Garden Grnd Lse Olive Garden Grnd Lse       850           -           71
University Land Lease University Land Lease       296           -            -

MONROE, OH
----------
Monroe Bus. Ctr.      Monroe Bus. Ctr. Bldg. 1    229       5,390          441

MORRISVILLE, NC
---------------
Enterprise Ctr.       507 Airport Blvd.         1,327       8,304            -
Enterprise Ctr.       5151 McCrimmon Pkwy       1,318       8,048            -
Enterprise Ctr.       2600 Perimeter Pk Dr.       975       5,402            -
Enterprise Ctr.       5150 McCrimmon Pkwy       1,739      12,023            -
Enterprise Ctr.       2400 Perimeter Pk Dr.       760       6,968            -
MetroCtr.             3000 Perimeter Pk Dr.       482       3,108            9
MetroCtr.             2900 Perimeter Pk Dr.       235       2,278            6
MetroCtr.             2800 Perimeter Pk Dr.       777       4,824            9
Perimeter Pk          100 Perimeter Pk Dr.        477       3,699            -
Perimeter Pk          200 Perimeter Pk Dr.        567       3,608            -
Perimeter Pk          300 Perimeter Pk Dr.        567       3,608            -
Perimeter Pk          400 Perimeter Pk Dr.        486       5,071            -
Perimeter Pk          500 Perimeter Pk Dr.        522       5,036            -
Perimeter Pk          800 Perimeter Pk Dr.        405       3,768            -
Perimeter Pk          900 Perimeter Pk Dr.        630       2,943            8
Perimeter Pk          1000 Perimeter Pk Dr.       405       3,729            -
Perimeter Pk W.       1100 Perimeter Pk Dr.       777       5,914           21
Perimeter Pk W.       1400 Perimeter Pk Dr.       666       4,499            -
Perimeter Pk W.       1500 Perimeter Pk Dr.     1,148      10,346            3
Perimeter Pk W.       1600 Perimeter Pk Dr.     1,463       9,925           23
Perimeter Pk W.       1800 Perimeter Pk Dr.       907       5,626            -
Perimeter Pk W.       2000 Perimeter Pk Dr.       788       8,050            -
Perimeter Pk W.       1700 Perimeter Ctr. W.      540      11,252            -
Perimeter Pk W.       3900 N. Paramount Pkwy      540      13,093            -
Perimeter Pk W.       3900 S. Paramount Pkwy    1,100      11,338            -

Perimeter Pk W.       5200 Paramount Pkwy       1,748      15,848            -
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg A     296       1,199           13
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg B     175         753            -
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg C     185       2,856            3
Woodlake Ctr.         100 Innovation Ave.         633       3,920            6
Woodlake Ctr.         101 Innovation Ave.         615       4,010            -
Woodlake Ctr.         200 Innovation Dr.          357       4,392            -
Woodlake Ctr.         501 Innovation Ave.         640       6,722            -

NASHVILLE, TN
-------------
AirPk Bus. Ctr.       1420 Donelson Pike        1,331       5,412            -
AirPk Bus. Ctr.       1410 Donelson Pike        1,411       6,761            -
AirPk Bus. Ctr.       1400 Donelson Pike        1,276       5,028            -
AirPk Bus. Ctr.       400 AirPk Ctr.              419       2,114            -
AirPk Bus. Ctr.       500 AirPk Ctr. Dr.          923       3,155            -
AirPk Bus. Ctr.       600 Airport Ctr. Dr.        729       3,258            -
AirPk Bus. Ctr.       700 AirPk Ctr. Dr.          801       3,036            -
AirPk Bus. Ctr.       800 AirPk Ctr. Dr.          924       4,117            -
AirPk Bus. Ctr.       900 AirPk Ctr. Dr.          798       3,334            -
AirPk Bus. Ctr.       1000 AirPk Ctr. Dr.       1,300       9,424            -
AirPk Bus. Ctr.       5270 Harding Place          535       2,439            -
AirPk Bus. Ctr.       1415 Donelson Pike        1,308       8,609            -
AirPk Bus. Ctr.       1413 Donelson Pike          549       2,683            -
AirPk Bus. Ctr.       5233 Harding Place            -       4,043            -
Cumberland Bus.Ctr.   431 Great Cir. Rd.        1,461       7,665            -
Four-Four Bus. Ctr.   700 Melrose Ave.            938       6,272            -
Four-Four Bus. Ctr.   684 Melrose Ave.          1,812       7,611            2
Four-Four Bus. Ctr.   458 Melrose Ave.          1,522       5,617            2
Four-Four Bus. Ctr.   784 Melrose Ave.              -       4,071            2
Greenbriar Bus. Pk    Greenbriar Bus. Pk        1,445       4,490          979
Haywood Oaks          Haywood Oaks Bldg 2         395       1,767          253
Haywood Oaks          Haywood Oaks Bldg 3         346       1,575          341
Haywood Oaks          Haywood Oaks Bldg 4         435       1,948          387
Haywood Oaks          Haywood Oaks Bldg 5         629       2,816          607
Haywood Oaks          Haywood Oaks Bldg 6         924       5,730        1,036
Haywood Oaks          Haywood Oaks Bldg 7         456       1,642          756
Haywood Oaks          Haywood Oaks Bldg 8         617       2,225        1,980
Lakeview Place        Three Lakeview            2,126      11,172          252
Lakeview Place        One Lakeview Place        2,046      11,591          486
Lakeview Place        Two Lakeview Place        2,046      11,591          462
Metropolitan Airport  Metro Airport Ctr. Bldg  11,180       3,286        1,215
MetroCtr.             545 Mainstream Dr.          847       6,199            -
MetroCtr.             566 Mainstream Dr.          454       3,885            -
MetroCtr.             621 Mainstream Dr.          428       2,801            -
Metro Ctr.            MetroCtr. Flex Bldg I       497           -            -
Nashville Bus. Ctr.   3300 Briley Pk Blvd.        936       7,696            -
Royal Pkway Ctr.      2515 Perimeter Pk           731       4,820           23
Royal Pkway Ctr.      500 Royal Pkwy              599       4,518           23
Lakeview Place        Lakeview Grounds              -           -            -

NEW HOPE, MN
------------
Bass Lake Bus. Bldg   Bass Lake Bus. Bldg         298       1,668           85

NILES, IL
---------
U.S. Industries       Touhy Ave. Bldg.            310       2,823          583
Tam Ctr.              Jarvis Ave. Bldg.           462       4,205          309

NORCROSS, GA
------------
3045 Bus. Pk Dr.      3045 Bus. Pk Dr.            446       1,996            -

Gwinnett Pk           1750 Beaver Ruin            640       6,659            -
Gwinnett Pk           4258 Communications Dr.       8       2,360            6
Gwinnett Pk           4261 Communications Dr.     254       1,878            -
Gwinnett Pk           4291 Communications Dr.       4       1,440            -
Gwinnett Pk           1826 Doan Way               185       3,016            -
Gwinnett Pk           1857 Doan Way                23         390           11
Gwinnett Pk           1650 Intl. Blvd.             69       2,172            -
Gwinnett Pk           4245 Intl. Blvd.            192      10,650            -
Gwinnett Pk           4250 Intl. Blvd.            193       3,008            -
Gwinnett Pk           4295 Intl. Blvd.             58       2,309            -
Gwinnett Pk           4320 Intl. Blvd.             44       2,020            -
Gwinnett Pk           4350 Intl. Blvd.             78       3,005            9
Gwinnett Pk           4355 Intl. Blvd.            233       2,926           28
Gwinnett Pk           4405A Intl. Blvd.            97       2,630            -
Gwinnett Pk           4405B Intl. Blvd.           118       3,861            -
Gwinnett Pk           4405C Intl. Blvd.            21         753            -
Gwinnett Pk           1828 Meca Way                16       2,640            -
Gwinnett Pk           1858 Meca Way                20       1,802            -
Gwinnett Pk           4316 Pk Dr.                 262       1,522            -
Gwinnett Pk           4317 Pk Dr.                 678       1,806            -
Gwinnett Pk           4357 Pk Dr.                  12       2,221            -
Gwinnett Pk           4366 Pk Dr.                   6         482            -
Gwinnett Pk           4386 Pk Dr.                  17       2,834            -
Gwinnett Pk           4436 Pk Dr.                  18       2,238            -
Gwinnett Pk           4437 Pk Dr.                  21       2,597            -
Gwinnett Pk           4467 Pk Dr.                   6       1,600            -
Gwinnett Pk           4476 Pk Dr.                  14       1,638           93
Gwinnett Pk           4487 Pk Dr.                   6       3,614          163
Gwinnett Pk           1835 Shackelfort Ct.         29       6,212            -
Gwinnett Pk           1854 Shackleford Rd.         52      10,203            -
Gwinnett Pk           4274 Shackleford Rd.         27       3,560            -
Gwinnett Pk           4275 Shackleford Ct.          8       2,090           66
Gwinnett Pk           4344 Shackleford Rd.        286       2,195            -
Gwinnett Pk           4355 Shackleford Rd.          7       6,721            -
Gwinnett Pk           4364 Shackleford Rd.          9         953           12
Gwinnett Pk           4366 Shackleford Rd.         20       2,544            -
Gwinnett Pk           4388 Shackleford Rd.         33       3,939           65
Gwinnett Pk           4400 Shackleford Rd.         14       1,536            -
Gwinnett Pk           4444 Shackleford Rd.         31       3,233            -
Gwinnett Pavillion    1480 Beaver Ruin Rd.        248       1,057            -
Gwinnett Pavillion    1505 Pavilion Place         448       6,493            -
Gwinnett Pavillion    3883 Steve Reynolds Blvd.   612       4,828            -
Gwinnett Pavillion    3890 Steve Reynolds Blvd.   519       2,962            -
Gwinnett Pavillion    3905 Steve Reynolds Blvd.   697       2,072            -
Gwinnett Pavillion    3950 Steve Reynolds Blvd.   684       2,756            -
Gwinnett Pavillion    4020 Steve Reynolds Blvd.   417       2,107            -
Gwinnett Pavillion    4025 Steve Reynolds Blvd.   461       3,124            -
Northwoods            2915 Ct.yards Dr.           268       1,942           11
Northwoods            2925 Ct.yards Dr.           333       3,159            -
Northwoods            2975 Ct.yards Dr.           144       1,262            -
Northwoods            2995 Ct.yards Dr.           109         874            -
Northwoods            2725 Northwoods Pkwy        440       2,514            -
Northwoods            2755 Northwoods Pkwy        249       2,811            -
Northwoods            2775 Northwoods Pkwy        322       2,366            -
Northwoods            2850 Colonnades Ct.         562       5,175            -
Northwoods            3040 Northwoods Pkwy        298       1,763            -
Northwoods            3044 Northwoods Cir.        167         735            -
Northwoods            3055 Northwoods Pkwy        213       1,525            -
Northwoods            3075 Northwoods Pkwy        374       2,806            -
Northwoods            3080 Northwoods Cir.        387       2,767            -
Northwoods            3100 Northwoods Pkwy        393       2,478           13
Northwoods            3155 Northwoods Pkwy        331       2,449            -
Northwoods            3175 Northwoods Pkwy        250       2,029            -

NE I85                6525-27 Jimmy Carter Blvd.  509       4,148            -
NE I85                5755 Peachtree
                       Indust. Blvd.              800       3,792            -
NE I85                5765 Peachtree
                       Indust. Blvd.              521       4,580            -
NE I85                5775 Peachtree
                       Indust. Blvd.              521       4,600            -
Pinebrook             2450 Satellite Blvd.        821       3,729            -
Peachtree Corners
 Bus. Ctr.            5401 Buford Hwy.            294       1,604            4
Peachtree Corners
 Bus. Ctr.            5403 Buford Hwy.            420       2,763            -
Peachtree Corners
 Bus. Ctr.            5405 Buford Hwy.            217       1,701           54
Peachtree Corners
 Bus. Ctr.            5409 Buford Hwy.            364       3,324            -
Peachtree Corners
 Tech Ctr.            3170 Reps Miller Rd.        500       3,603            -
Peachtree Corners
 Tech Ctr.            3180 Reps Miller Rd.        500       2,881            -
Peachtree Corners
 Tech Ctr.            3190 Reps Miller Rd.        525       3,076            -

N. OLMSTEAD, OH
---------------
Corp. Ctr.            Corp. Ctr. I              1,048       6,695          808
Corp. Ctr.            Corp. Ctr. II             1,048       6,712        1,524
Corp. Ctr.            Corp. Ctr. III              604       4,809        1,494

OLIVETTE, MO
------------
1920 Beltway          1920 Beltway                605       1,462           95
I-170 Ctr.            I-170 Ctr.                  950       3,915          678
Warson Comm. Ctr.     Warson Comm. Ctr.           749       5,240          238

ORLANDO, FL
-----------
Airport Comm. Ctr.    8500 Parkline Blvd          691       4,087            -
Airport Comm. Ctr.    8501 Parkline Blvd.         169       1,384            -
Airport Comm. Ctr.    8549 Parkline Blvd.         149       1,336            -
Airport Comm. Ctr.    8351 Parkline Blvd.         212       2,085            -
Airport Comm. Ctr.    8249 Parkline Blvd          214       1,765            -
Airport Comm. Ctr.    1630 Prime Ct.              323       1,853            -
Airport Comm. Ctr.    1629 Prime Ct.              281       2,311            -
Bus. Centre           7101 TPC Dr.                753       6,072            -
Parksouth Dist. Ctr.  2500 Principal Row          565       4,795            -
Parksouth Dist. Ctr.  2490 Principal Row          493       4,572            -
Parksouth Dist. Ctr.  2491 Principal Row          593       4,311            -
Parksouth Dist. Ctr.  9600 Parksouth Ct.          649       4,920            -
Parksouth Dist. Ctr.  9550 Parksouth Ct.        1,030       6,934            -

PEPPER PIKE, OH
---------------
Corp. Cir.            Corp. Cir.                1,696      10,846        1,703

PLANO, TX
---------
Legacy Bus. Pk        Metasolv Bldg. Phase I    1,527       6,316            -
Legacy Bus. Pk        Metasolv Bldg. Phase II   1,181      11,021            -

PLYMOUTH, MN
------------
Medicine Lake         Medicine Lake Indus.Ctr.  1,158       6,472          259
Medicine Lake         Medicine Lake Prof Bldg      77         430           73
Plymouth              Plymouth Off./Tech Ctr.     428       2,424          272
Plymouth              Plymouth Service Ctr.       345       1,964          103
Westpoint Bldgs       Westpoint Bus. Ctr           98         558           29
Westpoint Bldgs       Westpoint Bldg B&C          370       2,109           19
Minneapolis           Westpoint Bldg D&E          362       2,065           14

RALEIGH, NC
-----------
Interchange Plaza     5520 Capital Ctr. Dr.       842       4,238            -

Interchange Plaza     801 Jones Franklin Rd.    1,351       7,639            -
Spring Forest Bus.Ctr.3200 Spring Forest Rd.      561       5,167           22
Spring Forest Bus.Ctr.3100 Spring Forest Rd.      616       4,283            3

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk    Crossroads Bldg. 2        2,565      10,205          587

ROSWELL, GA
-----------
Hembree Crest         11545 Wills Rd.           1,225       6,323            -
Hembree Pk            105 Hembree Pk Dr.          288       1,956           11
Hembree Pk            150 Hembree Pk Dr.          641       3,852           45
Hembree Pk            200 Hembree Pk Dr.          160       2,083            3
Hembree Pk            645 Hembree Pkwy            248       2,569            -
Hembree Pk            655 Hembree Pkwy            248       2,696            -
Hembree Pk            250 Hembree Pk Dr.          686       5,180            -
Hembree Pk            660 Hembree Pk Dr.          785       4,957            -
Mansell Coms.         993 Mansell Rd.             136       1,250            -
Mansell Coms.         995 Mansell Rd.              80         897            -
Mansell Coms.         997 Mansell Rd.              72         651            -
Mansell Coms.         999 Mansell Rd.             104         930            -
Mansell Coms.         1003 Mansell Rd.            136       1,324            -
Mansell Coms.         1005 Mansell Rd.             72         908            -
Mansell Coms.         1007 Mansell Rd.            168       2,126            -
Mansell Coms.         1009 Mansell Rd.            264       2,489            2
Mansell Coms.         1011 Mansell Rd.            256       2,580            5
Northmeadow           1100 Northmeadow Pkwy       552       3,917            -
Northmeadow           1150 Northmeadow Pkwy       464       3,154            -
Northmeadow           1125 Northmeadow Pkwy       320       3,656            -
Northmeadow           1175 Northmeadow Pkwy       328       3,394            -
Northmeadow           1250 Northmeadow Pkwy       312       4,275            -
Northmeadow           1225 Northmeadow Pkwy       336       3,469            -
Northmeadow           1325 Northmeadow Pkwy       472       6,307            -
Northmeadow           1335 Northmeadow Pkwy       946       8,010            -
Northmeadow           11390 Old Roswell Rd.       530       3,563            -
Northmeadow           1400 Hembree Rd.            545       3,303            -
Northmeadow           245 Hembree Pk Dr.          616       4,409            -
Northmeadow           1357 Hembree Rd.            471       4,434            -
Northmeadow           Northmeadow BD IV           694       5,720            -
Northmeadow           Northmeadow Service Ctr V   705       3,351            -
North Central         10745 Westside Pkwy         925       7,002            -

SEVEN HILLS, OH
---------------
Rock Run              Rock Run - N.               837       5,351          495
Rock Run              Rock Run - Ctr.           1,046       6,686        1,166
Rock Run              Rock Run - S.               877       5,604          588

SHARONVILLE, OH
---------------
Enterprise Pk         Enterprise Bldg 1         1,030       5,482          956
Enterprise Pk         Enterprise Bldg 2           733       3,443        1,109
Enterprise Pk         Enterprise Bldg A           119         685           63
Enterprise Pk         Enterprise Bldg B           119       1,117          188
Enterprise Pk         Enterprise Bldg D           243       1,802          713
Mosteller Dist. Ctr.  Mosteller Dist. Ctr.      1,220       4,209        3,210
Mosteller Dist. Ctr.  Mosteller Dist. Ctr. II     408       4,550        1,635
Perimeter Pk          Perimeter Pk Bldg A         229       1,274          122
Perimeter Pk          Perimeter Pk Bldg B         244       1,001          170

SOLON, OH
---------

Fountain Pkway        Pioneer-Standard Elect.     438       9,360            -
Fountain Pkway        Fountain Pkwy Bldg 1         81       3,369            -
6450 Davis            6450 Davis                  697       2,059            -
Solon                 30600 Carter                819       3,286          524
Solon                 6230 Cochran                600       2,408          702
Solon                 31900 Solon - Front         473       1,897           92
Solon                 5821 Harper                 554       2,222          311
Solon                 6161 Cochran                395       1,583          199
Solon                 5901 Harper                 349       1,399          184
Solon                 29125 Solon                 504       2,023          103
Solon                 6661 Cochran                244         981          126
Solon                 6521 Davis                  128         514           57
Solon                 30301 Carter St.            650        5,205           -

ST. CHARLES, IL
---------------
Kirk Rd. Bldg         Kirk Rd. Bldg.              203       1,852          141

ST. CHARLES, MO
---------------
Alfa-Laval            Alfa-Laval                1,158       4,944          599

ST. LOUIS PARK, MN
------------------
Cedar Lake Bus. Ctr   Cedar Lake Bus. Ctr.        334       1,868          112
5219 Bldgs            5219 Bldg.                   99         562           36
Minneapolis-West      Novartis Warehouse        1,885      10,682          726
Minneapolis-West      N. Plaza                    288       1,629          254
7320 Oxford St.       Oxford Indust. Bldg         103         576           26
Minneapolis-West      S. Plaza                    377       2,136          200
Minneapolis-West      Travelers Exp Towers      3,039      35,899          269

ST. LOUIS, MO
-------------
Craig Pk Ctr.         Craig Pk Ctr.               254       2,285           58
NGIC/Pte. 70          3300 Pte. 70              1,186       7,287          484
Laumeier Off. Pk      Laumeier I                1,220       9,091        1,507
Laumeier Off. Pk      Laumeier II               1,258       9,054        1,542
Maryville Ctr.        500-510 Maryville Ctr.    3,402      24,101          892
Maryville Ctr.        530 Maryville Ctr.        2,219      15,042          472
Maryville Ctr.        550 Maryville Ctr.        2,219      11,922          351
Maryville Ctr.        635-645 Maryville Ctr.    1,996      18,865          766
Maryville Ctr.        655 Maryville Ctr.        3,048      11,626          426
Maryville Ctr.        540 Maryville Ctr.        1,860      14,240          549
Maryville Ctr.        520 Maryville Ctr.        2,336      13,797        1,743
Riverport             Express Scripts HQ        2,285      12,345            -
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. A       194       1,743           42
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. B       250       2,249          284
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. C       166       1,492          349
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. D       168       1,513          184
Westmark              Westmark                  1,200       9,759        1,153
Westview Place        Westview Place              673       8,389        1,665

ST. PAUL, MN
------------
University Crsg.      University Crsg.            874       4,886          318

ST. PETERS, MO
--------------
Horizon Bus. Ctr.     Horizon Bus. Ctr.           344       2,411          150

STRONGSVILLE, OH
----------------

Pk 82                 Pk 82 Bldg 2                322       2,065        1,313
Pk 82                 Pk 82 Bldg 1                243       1,902          362
Pk 82                 Pk 82 Bldg 3                215       2,644          137
Johnson Controls      Johnson Controls            364       2,330          133
Dyment                Dyment                      817       5,203          159

SUNSET HILLS, MO
----------------
Laumeier Off. Pk      Laumeier IV               1,029       7,200          165

SUWANEE, GA
-----------
Horizon               90 Horizon Dr.              120       1,018            -
Horizon               225 Horizon Dr.             121       3,349           19
Horizon               250 Horizon Dr.           1,047       6,807            -
Horizon               70 Crestridge Dr.           575       6,179            -
Horizon               2700 Crestridge           1,839       8,762            -
Horizon               2775 Horizon Ridge          732       8,465            -
Horizon               2780 Horizon Ridge          826       6,578            -
Horizon               2800 Vista Ridge Dr.        443       6,336            -
Horizon Bus. Ctr      410 Horizon Dr.           1,220       7,812            -
N.brook               1000 N.brook Pkwy           363       4,578            -
N.brook               675 Old Peachtree Rd.       478       4,724            -
North Central         7250 McGinnis Ferry Rd.     498       4,692            -

TAMPA, FL
---------
Faifield Bus. Ctr.    8640 Elm Fair Blvd.         483       2,696            -
Faifield Bus. Ctr.    4720 Oak Fair Blvd.         530       4,918            -
Fairfield Dist. Ctr.  4758 Oak Fair Blvd.           -       2,895            -
Fairfield Dist. Ctr.  Fairfield Dist. Ctr IV      600       2,221            -
Highland Oaks         Highland Oaks I           1,525      14,500            -

TWINSBURG, OH
-------------
Enterprise Pkway      Enterprise Pkwy #1          198       1,525          168

WEST CHESTER, OH
----------------
World Pk              World Pk at Union Ctr 1     324       1,760        1,805
World Pk              World Pk at Union Ctr 2     171       1,761          357
World Pk              World Pk at Union Ctr 3     571       6,127        1,841
World Pk              World Pk at Union Ctr 4     203       1,513          603
World Pk              World Pk at Union Ctr 5       -       2,582          297
World Pk              World Pk at Union Ctr 6     608       5,800          759
World Pk              World Pk at Union Ctr 8     673       5,567          603

WESTERVILLE, OH
---------------
Polaris               Liebert                     755       4,463          322

WESTMONT, IL
------------
Oakmont Tech Ctr.     Oakmont Tech Ctr.         1,501       8,450          220
Oakmont Cir. Off.     Oakmont Cir. Off.         2,538      13,777          401

WHEELING, IL
------------
Abbott Bldg           Abbot Dr. Bldg.              88         830           53

Eliminations          Eliminations                  -       1,900       (2,430)
              Secured debt on non-bldgs
                                              -------    ---------     -------
                 Totals                       570,168    3,842,907     313,831
                                              =======    =========     =======

                                    - 72 -
                     DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                           GROSS BOOK VALUE AT DECEMBER 31, 1999
                                           -------------------------------------
                                             LAND &        BLDGS &
LOCATION/DEVELOPMENT     BUILDING            IMPROVE.      IMPROVE.      TOTAL
---------------------    --------------     ----------     --------     --------
ALPHARETTA, GA

Brookside Off. Pk     3925 Brookside Pkwy          1,269      13,332      14,601
Brookside Off. Pk     3625 Brookside Pkwy          1,625      10,460      12,085
Hembree Crest         11800 Wills Rd.                304       2,106       2,410
Hembree Crest         11810 Wills Rd.                296       2,212       2,508
Hembree Crest         11820 Wills Rd.                488       3,042       3,530
Hembree Crest         11415 Old Roswell Rd.          648       3,313       3,961
N.meadow              1350 N.meadow Pkwy             672       3,570       4,242
N.meadow              11835 Alpharetta Hwy.          524       2,800       3,324
N.winds Pte.          2555 N.winds Pkwy            1,813       7,688       9,501
N.winds Pte.          2550 N.winds Pkwy            2,271      19,616      21,887
Ridgeland             1320 Ridgeland Pkwy            998       5,578       6,576
Ridgeland             Ridgeland Bus. Dist I          488       2,207       2,695

ANTIOCH, TN
-----------
Keebler               Keebler                        307       1,297       1,604

ARLINGTON HEIGHTS, IL
---------------------
Atrium II             Atrium II                      776       7,727       8,503

ATLANTA, GA
-----------
1670 Defoor Ave.      1670 Defoor Ave.                82       1,573       1,655
Druid Chase           6 W. Druid Hills Dr.           473       6,660       7,133
Druid Chase           2801 Buford Hwy.               794       9,713      10,506
Druid Chase           1190 W. Druid Hills Dr.        689       6,510       7,199
Druid Chase           2071 N. Druid Hills Dr.         98         314         412
NE I85                3171 McCall Dr.                112         503         615
NE I85                5300 Peachtree Indust. Blvd    434       2,105       2,539
NE I85                4280 NE Expwy.                 534       2,010       2,544
Westgate              100 Eagle Vista Pkwy           782      12,421      13,203

AURORA, IL
----------
Meridian Bus. Campus  535 Exch.                      452         919       1,371
Meridian Bus. Campus  515-525 Enterprise             342       1,753       2,095
Meridian Bus. Campus  615 Enterprise                 468       2,847       3,315
Meridian Bus. Campus  3615 Exch.                     410       1,640       2,050
Meridian Bus. Campus  4000 Sussex                    417       1,928       2,345
Meridian Bus. Campus  700 N. Comm.                   694       3,811       4,505
Meridian Bus. Campus  3737 E. Exch.                  598       2,531       3,129
Meridian Bus. Campus  444 N. Comm.                   722       5,417       6,140
Meridian Corridor     Meridian I                       -         116         116
Meridian Bus. Campus  Michael Jordan Golf Ctr      1,523           -       1,523

BEACHWOOD, OH
-------------
Corp. Exch.           One Corp. Exch.              1,287       9,050      10,337
Corp. Place           Corp. Place                  1,163       8,059       9,223

BLOOMINGTON, IL
---------------
Lakewood Plaza        Lakewood Plaza                 786       8,340       9,126

BLOOMINGTON, MN
---------------
Alpha Bldgs           Alpha Bus. Ctr I&II           280        1,618       1,898
Alpha Bldgs           Alpha Bus. Ctr III&IV         341        1,984       2,325
Alpha Bldgs           Alpha Bus. Ctr V              538        3,078       3,616

Bloomington Indus.Ctr Bloomington Indust. Ctr.      621        4,492       5,113
Lyndale Coms.         Lyndale Coms. I               247        1,653       1,900
Lyndale Coms.         Lyndale Coms. II              183        1,136       1,319
Hampshire Dist. Ctr.  Hampshire Dist Ctr. N.        779        4,704       5,483
Hampshire Dist. Ctr.  Hampshire Dist Ctr. S.        901        5,385       6,286
Hampshire Tech Ctr.   Hampshire Tech Ctr.         2,223       13,583      15,806
Norman Ctr.           Norman Ctr. 2                 807        4,555       5,362
Norman Ctr.           Norman Ctr. 4                 580        3,340       3,920
Penn Corp. Bldg       Penn Corp. Bldg               312        1,820       2,131

BLUE ASH, OH
------------
Cornell Comm. Ctr.    Cornell Comm. Ctr.            495        5,145       5,640
Creek Rd.             Creek Rd. Bldg 1              103          869         972
Creek Rd.             Creek Rd. Bldg 2              132        1,190       1,322
Huntington Bank Bldg  Huntington Bank Bldg.         175          241         416
Lake Forest/Westlake  Lake Forest Place           1,953       21,389      23,342
Lake Forest/Westlake  Westlake Ctr.               2,459       17,971      20,430

BOLINBROOK, IL
--------------
Crossroads Bus. Pk    Crossroads Bldg 1             979        9,506      10,485

BRENTWOOD, TN
-------------
Brentwood S.Bus.Ctr.  7104 Crossroads Blvd        1,065        5,947       7,013
Brentwood S.Bus.Ctr.  7106 Crossroads Blvd        1,065        3,578       4,643
Brentwood S.Bus.Ctr.  7108 Crossroads Blvd          848        4,051       4,899
Creekside Crsg.       Creekside Crsg. One         1,901        9,342      11,243

BRIDGETON, MO
-------------
Dukeport              Dukeport V                    637        3,408       4,044
Dukeport              Dukeport VI                 1,862        7,645       9,506
Earth City            Dukeport VII                  700        2,975       3,675
Corp. Exch.           Dukeport VIII               1,881        4,875       6,755

BROOKLYN PARK, MN
-----------------
Crosstown NW          Crosstown N. Bus. Ctr. 1    1,000        5,854       6,854
Crosstown NW          Crosstown N. Bus. Ctr. 2      483        2,943       3,426
Crosstown NW          Crosstown N. Bus. Ctr. 3      758        1,971       2,729
Crosstown NW          Crosstown N. Bus. Ctr. 4    2,128        7,256       9,383
7300 Northland Dr.    7300 Northland Dr.            703        6,613       7,316
Crosstown NW          Crosstown NW 1 Land            84            -         84
Crosstown NW          Crosstown NW 2 Land            20            -         20
Crosstown NW          Crosstown N. Land #1          201            -         201

BURNSVILLE, MN
--------------
Professional Plaza    Professional Plaza I          467        2,819       3,286
Professional Plaza    Professional Plaza IV         248        1,492       1,740
1420 East Cliff Rd.   Cliff Rd. Indust. Ctr         256        1,568       1,824
Professional Plaza    Professional Plaza III        241        1,530       1,771
Professional Plaza    Professional Plaza II         216        1,512       1,728
Larc Indus. Pk        Larc Indust. Pk I             280        1,709       1,989
Larc Indus. Pk        Larc Indust. Pk II            224        1,340       1,564
Larc Indus. Pk        Larc Indust. Pk III           135          793         929
Larc Indus. Pk        Larc Indust. Pk IV             90          538         628
Larc Indus. Pk        Larc Indust. Pk V              96          585         680
Larc Indus. Pk        Larc Indust. Pk VI            373        2,203       2,575
Larc Indus. Pk        Larc Indust. Pk VII           242        1,572       1,814

CARMEL, IN
----------
Hamilton Crsg.        H.C. Bldg. 1 West             538       3,038        3,576
Hamilton Crsg.        Hamilton Crsg. Bldg 2         384       2,027        2,411
Hamilton Crsg.        Hamilton Crsg. Bldg 4         598       5,867        6,465
Hamilton Crsg. Retail Hamilton Crsg. Retail Bld 1   898       5,795        6,692
Hamilton Crsg.        Hampton Inn Land Lease        209          -           209
Hamilton Crsg.        Max & Ermas                   167          -           167

CAROL STREAM, IL
----------------
Ctr. Ave.             Ctr. Ave. Bldg 1              983      4,934         5,918

CARY, NC
--------
Regency Forest        200 Regency Forest Dr.      1,230     13,414        14,644
Regency Forest        100 Regency Forest Dr.      1,538     13,797        15,335
Weston Pkway          6501 Weston Pkwy            1,775     10,444        12,219

CELEBRATION, FL
---------------
Celebration Ctr.      1130 Celebration Blvd.      1,102      2,584         3,686
Celebration Ctr.      1120 Celebration Blvd.        755      3,874         4,629

CHAMPAIGN, IL
-------------
Market View Shp Ctr   Market View Shopping Ctr.     755      6,590         7,345

CHANHASSEN, MN
--------------
Chanhassen Lakes      Chanhassen Lakes I            370      2,225         2,595
Chanhassen Lakes      Chanhassen Lakes II           453      2,655         3,108

CINCINNATI, OH
--------------
One Ashview Place     One Ashview Place           1,204     12,971        14,175
Blue Ash Off. Ctr.    Blue Ash Off. Ctr VI          518      3,010         3,528
Zussman Bldg          Zussman Bldg                  346      7,245         7,591
312 Elm               312 Elm                     5,428     51,966        57,395
Eastgate Square       Eastgate Square             2,030      5,361         7,391
Garden Ridge          Garden Ridge                4,592      4,569         9,161
Executive Plaza       Executive Plaza I             728      5,497         6,224
Executive Plaza       Executive Plaza II            728      5,682         6,409
Executive Plaza       Executive Plaza III           509      6,134         6,643
Kohl's Dept. Store    Kohl's Department Store     1,345      3,955         5,300
Sofa Express          Sofa Express - Gov. Plaza     164        822           986
Off. Max              Off. Max                      651      1,368         2,019
Dun & Bradstreet Bldg Dun & Bradstreet Bldg         466      2,880         3,346
Governors Hill        8790 Governor's Hill          408      5,126         5,534
Governors Hill        8700 Governor's Hill          468      6,057         6,525
Governors Hill        8800 Governor's Hill          231      2,316         2,547
Governors Hill        8600 Governor's Hill        1,245     19,955        21,200
Governors Plaza       Governors Plaza             2,053      9,512        11,565
King's Auto Mall I    King's Auto Mall I          1,124      4,749         5,873
King's Mall Retail    King's Mall Retail
 Ctr II                Ctr II                     1,952      5,010         6,962
Kenwood Exec Ctr.     Kenwood Executive Ctr.        606      4,170         4,775
Kenwood Coms.         8230 Kenwood Coms.              -      5,819         5,819
Kenwood Coms.         8280 Kenwood Coms.              -      3,056         3,056
Kenwood MOB           Kenwood MOB                     -     10,799        10,799
Ohio National         Ohio National               2,463     25,057        27,519
Pfeiffer Woods        Pfeiffer Woods
 Off. Bldg             Off. Bldg                  1,450     12,265        13,715
312 Plum              312 Plum                    2,590     27,465        30,055

Remington Off. Pk     Remington Pk Bldg A           560      1,559         2,119
Remington Off. Pk     Remington Pk Bldg B           560      1,562         2,122
Tri-County Mktpl      Tri-county Marketplace      5,466      4,395         9,861
Tri. Off. Pk          Tri. Off. Pk                1,018     11,517        12,535
Western Hills Mktpl.  Western Hills Mktpl.        3,583      7,918        11,501
World Pk              World Pk Bldg 5               276      3,785         4,060
World Pk              World Pk Bldg 6               385      3,679         4,064
World Pk              World Pk Bldg 7               537      4,622         5,158
World Pk              World Pk Bldg 8               561      5,904         6,466
World Pk              World Pk Bldg 9               317      3,398         3,715
World Pk              World Pk Bldg 11              460      5,087         5,547
World Pk              World Pk Bldg 14              380      3,939         4,319
World Pk              World Pk Bldg 15              381      2,690         3,071
World Pk              World Pk Bldg 16              321      3,333         3,654
World Pk              World Pk Bldg 18-Beiersdorf   997      5,444         6,441
World Pk              World Pk Bldg 28              738      4,493         5,230
World Pk              World Pk Bldg 29            1,379      9,983        11,362
World Pk              World Pk Bldg 31 - Phoenix    457      3,292         3,749

COLUMBUS, OH
------------
Easton Oval           One Easton Oval             2,789     10,572        13,361
Easton Oval           Two Easton Oval             2,489     16,909        19,398
Polaris               1000 Polaris Pkwy           1,200      7,328         8,528
Tuttle Crsg.          Xerox Bldg-5555 PkCtr. Cir  1,580      9,466        11,046
Westbelt Dr.          2190-2200 Westbelt Dr.        300      1,958         2,258
Westbelt West         Westbelt West #1              432      2,983         3,415
Zane Trace            3800 Zane Trace Dr (MBM)      170      2,452         2,622
Zane Trace            3635 Zane Trace Dr.           236      2,113         2,349
King's Mall           Applebee's Grnd Lse           338          -           338
Tuttle Crsg.          Lazarus Grnd Lse              852          -           852
Tuttle Crsg.          Uno's Grnd Lse                587          -           587
Tuttle Crsg.          BMW Pking Exp.                351          -           351
Tuttle Crsg.          Qwest Pking Exp.              214          -           214

COPPELL, TX
-----------
Freeport N.           Freeport II                 1,644      8,931        10,575
Freeport N.           Freeport III                1,459      5,784         7,243
Freeport N.           Freeport IV                 1,028     10,467        11,495

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr    Twin Oaks                     566      8,611         9,177

CRYSTAL, MN
-----------
Crystal Indus. Ctr    Crystal Indust. Ctr.          480      2,905         3,385

DECATUR, IL
-----------
Pk 101                Illinois Power Grnd Lse       212          -           212

DES PLAINES, IL
---------------
Deckbrand Bldg        Wolf Rd. Bldg.                179      1,898         2,077
105 East Oakton       105 East Oakton             1,132      4,249         5,381

DOWNERS GROVE, IL
-----------------
Executive Towers      Executive Towers I          2,652     25,901        28,553
Executive Towers      Executive Towers II         3,386     32,544        35,930
Executive Towers      Executive Towers III        3,512     34,231        37,743

DUBLIN, OH
----------
MetroCtr. III         MetroCtr. III                 887      3,940         4,826
Scioto Corp. Ctr.     Scioto Corp. Ctr.           1,100      3,632         4,732
Tuttle Retail Ctr.    Tuttle Retail Ctr.          4,314      8,428        12,742
Tuttle Crsg.          LCI Intl.                   2,670     19,432        22,102
Tuttle Crsg.          Sterling 1                  1,524     13,101        14,625
Tuttle Crsg.          Indiana Insurance             717      3,117         3,834
Tuttle Crsg.          Sterling 2                    605      5,880         6,485
Tuttle Crsg.          John Alden Life Ins.        1,066      7,689         8,755
Tuttle Crsg.          Cardinal Health             2,200     11,588        13,787
Tuttle Crsg.          Sterling 3                  1,601      8,716        10,316
Tuttle Crsg.          Compmanagement                867      4,890         5,757
Tuttle Crsg.          Sterling 4                    483     10,158        10,641
Tuttle Crsg.          Pkwood Place                1,690     12,202        13,891
Tuttle Crsg.          Nationwide                  4,815     18,929        23,745
Tuttle Crsg.          Emerald II                    495      3,474         3,970
Tuttle Crsg.          Atrium II, Phase I          1,649     11,238        12,887
Tuttle Crsg.          Atrium II, Phase II         1,597     10,237        11,834
Tuttle Crsg.          Blazer I                      904      5,749         6,653

DULUTH, GA
----------
Berkeley Lake
 Dist. Ctr.           3270 Summit Ridge Pkwy        499      4,701         5,200
Berkeley Lake
 Dist. Ctr.           3280 Summit Ridge Pkwy        485      4,935         5,419
Berkeley Lake
 Dist. Ctr.           3290 Summit Ridge Pkwy        257      2,984         3,240
Crestwood Pte.        3805 Crestwood Pkwy           877     14,870        15,747
Crestwood Pte.        3885 Crestwood Pkwy           881     15,133        16,014
Meadowbrook           2450 Meadowbrook Pkwy         716      3,113         3,829
Meadowbrook           2475 Meadowbrook Pkwy         529      3,498         4,027
Meadowbrook           2500 Meadowbrook Pkwy         411      2,462         2,873
Meadowbrook           2505 Meadowbrook Pkwy         606      2,346         2,952
NE I85                4125 Buford Hwy.              778      5,209         5,987
Pk Creek              2825 Breckinridge Blvd        317      3,556         3,873
Pk Creek              2875 Breckinridge Blvd        476      4,702         5,178
Pk Creek              2885 Breckinridge Blvd        487      6,760         7,247
Pinebrook             2625 Pinemeadow Ct.           813      4,069         4,883
Pinebrook             2660 Pinemeadow Ct.           450      3,332         3,782
River Green           3450 River Green Ct.          194      2,148         2,342
River Green           4800 River Green Pkwy         152      1,941         2,093
Bus. Pk at Sugarloaf  2775 Premier Pkwy             560      4,604         5,164
Bus. Pk at Sugarloaf  3079 Premier Pkwy             776      6,846         7,622
Bus. Pk at Sugarloaf  6700 Sugarloaf Pkwy         1,042      8,511         9,553
Bus. Pk at Sugarloaf  2855 Premier Pkwy             765      3,194         3,959
Bus. Pk at Sugarloaf  6655 Sugarloaf              1,651      6,877         8,528

DUNCAN, SC
----------
Hillside              170 Pkwy West                 223      3,438         3,661
Hillside              285 Pkwy East                 619      5,578         6,197
Hillside              190 Pkwy West                 276      3,098         3,374
Hillside              265 Pkwy East                 329      4,441         4,770

EAGAN, MN
---------
Apollo Dist. Ctr.     Apollo Indust. Ctr I          882      5,613         6,495
Apollo Dist. Ctr.     Apollo Indust. Ctr II           -          1             1
Eagandale Crsg.       Eagandale Crsg.               987      4,680         5,667
Eagandale Tech Ctr.   Eagandale Tech Ctr.           987      6,365         7,352
Silverbell Coms.      Silverbell Coms.            1,751      7,056         8,807
Sibley Indus. Ctr.    Sibley Indust. Ctr. I         380      2,253         2,633
Sibley Indus. Ctr.    Sibley Indust. Ctr. II        225      1,426         1,651

Sibley Indus. Ctr.    Sibley Indust. Ctr. III       217      1,446         1,664
Trapp Rd.             Trapp Rd. Comm. I             691      4,209         4,900
Trapp Rd.             Trapp Rd. Comm. Bldg II     1,250      7,490         8,740
Yankee Place          Yankee Place                2,797     16,830        19,628
Apollo Dist. Ctr.     Apollo Land                     2          -             2

EARTH CITY, MO
--------------
Dukeport              Dukeport 3                    965      4,685         5,651
NGIC/Pte. 70          3322 NGIC                   2,615     11,296        13,911
MCI                   MCI                         1,281      7,282         8,564

EDEN PRAIRIE, MN
----------------
Edenvale Exec Ctr.    Edenvale Executive Ctr.     1,184      6,695         7,879
Golden Tri.Tech Ctr.  Golden Tri. Tech Ctr.       1,458      8,491         9,949
Valley Gate N.        Valley Gate N.                548      3,131         3,679

EDINA, MN
---------
Bush Lake Rd.         Edina Interchange VI          472      2,783         3,256
Cahill Bus. Ctr       Cahill Bus. Ctr.              507      3,241         3,748
Edina Interchange     Edina Interchange I           630      3,725         4,355
Edina Interchange     Edina Interchange II          432      2,542         2,974
Edina Interchange     Edina Interchange III         487      2,852         3,339
Edina Interchange     Edina Interchange IV          228      1,653         1,880
Edina Interchange     Edina Interchange V           971      5,987         6,958
Bush Lake Rd.         Edina Interchange VII         180      1,233         1,413
Pakwa                 Pakwa I                       347      2,333         2,680
Pakwa                 Pakwa II                      215      1,332         1,547
Pakwa                 Pakwa III                     248      1,514         1,762

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.    Fairfield Bus. Ctr. D         135      1,814         1,948
Faifield Bus. Ctr.    Fairfield Bus. Ctr. E         398      2,673         3,071
University Moving     University Moving             248      1,759         2,007

FENTON, MO
----------
Fenton Interstate
 Bldgs                Fenton Interstate Bldg. C     519      1,945         2,464
Fenton Interstate
 Bldgs                Fenton Interstate Bldg. D   1,286      4,940         6,225
Southport             Southport I                   192        873         1,065
Southport             Southport II                  151        710           861
Southport             Southport Comm. Ctr.          233      1,160         1,393

FISHERS, IN
-----------
Delaware Pk           Delaware Pk-Banc One        1,994     11,906        13,900
Exit 5                Exit 5 Bldg I                 833      2,738         3,571

FLORENCE, KY
------------
Empire Comm. Ctr      Empire Comm. Ctr.             581      3,181         3,762
Sofa Express-Florence Sofa Express - Florence       735      1,108         1,843
KY Dr.                7910 Kentucky Dr.             285        776         1,061
KY Dr.                7920 Kentucky Dr.             698      1,378         2,076

FT. WAYNE, IN
-------------
Coldwater Crsg.       Coldwater Crsg.             2,310     17,693        20,003

FORT WORTH, TX
--------------

Centreport Dist.Ctr.  14900 Trinity Blvd.         1,395      8,604         9,999

FRANKLIN, TN
------------
Aspen Grove Bus.Ctr.  277 Mallory Station           936      6,392         7,328
Aspen Grove Bus.Ctr.  320 Premier Ct.             1,151      6,639         7,790
Aspen Grove Bus.Ctr.  305 Seaboard Lane             970      7,295         8,265
Aspen Grove Bus.Ctr.  416 Mary Lindsay Polk Dr      943      4,676         5,619
Aspen Grove Bus.Ctr.  318-II Seaboard Lane          240      1,768         2,008
Aspen Grove Bus.Ctr.  341 Cool Springs Blvd         950      6,806         7,756
Aspen Grove Bus.Ctr.  318-1 Seaboard Lane           301      1,962         2,263
Brentwood S.
 Bus. Ctr.            119 Seaboard Lane             569      2,381         2,950
Brentwood S.
 Bus. Ctr.            121 Seaboard Lane             445      1,899         2,344
Brentwood S.
 Bus. Ctr.            123 Seaboard Lane             489      1,613         2,102

FRIDLEY, MN
-----------
River Rd.             River Rd. Bus. Ctr. S.      1,112      6,543         7,655
University Ctr.       University Ctr. I&II          226      1,326         1,552

GAHANNA, OH
-----------
Pet Foods Dist.       Pet Foods Dist.             1,031      5,660         6,692

GARLAND, TX
-----------
Northgate Intl.       Intl. I                       790      4,644         5,434
Northgate Intl.       Intl. II                    1,401      7,890         9,291

GLENWILLOW, OH
--------------
Emerald Valley        Emerald Valley Bldg 1         555      6,345         6,900

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr      Decatur Bus. Ctr.             431      2,701         3,132
Edina Realty          Edina Realty                  349      2,023         2,373
Golden Hills          Golden Hills 1              1,105      6,404         7,509
Golden Hills          Golden Hills 2              1,741      4,282         6,024
Golden Hills          Golden Hills 3              1,814      4,806         6,620
Minneapolis-West      N. Star Title                 539      3,144         3,683
Silver-Burdett Ginn   Sandburg Indust. Ctr.         451      2,645         3,096
Minneapolis-West      Tyrol West                    380      2,236         2,616
801 Zane Ave. N.      801 Zane Ave. N.              365      2,207         2,572

GREENWOOD, IN
-------------
South Pk-IN           South Pk Bldg 1               292      2,769         3,061
South Pk-IN           South Pk Bldg 2               341      4,229         4,570
South Pk-IN           South Pk Bldg 3               212      2,849         3,061
South Pk              Brylane Pking Lot              57          -            57

GROVE CITY, OH
--------------
South Pte.            South Pte. Bldg D             276      3,780         4,055
South Pte.            South Pte. Bldg E             279      2,951         3,230

GROVEPORT, OH
-------------
Groveport Comm Ctr    Groveport Comm Ctr #2       1,049      7,715         8,764
Sun TV                6600 Port Rd.               2,725     23,300        26,026

HEBRON, KY
----------
Skyport               Skyport Bldg. 1               906      6,827         7,733
Skyport               Skyport Bldg. 2             1,200      8,439         9,639
Skyport               Skyport Bldg. 4                 -      2,846         2,846
KY, SouthPk           KY. SouthPk Bldg 1            696      4,250         4,946
KY, SouthPk           Ky. SouthPk Bldg 3            858      4,483         5,342
KY, SouthPk           Ky. SouthPk Bldg 4            779      3,370         4,149
KY, SouthPk           CR Services                 1,085      5,339         6,424

HOLLYWOOD, FL
-------------
Port 95               2600 SW 39th St.            5,758     13,463        19,221
Port 95               Port 95 - Spec. Bldg.         833      3,104         3,937

HOPKINS, MN
-----------
Cornerstone Bus. Ctr. Cornerstone Bus. Ctr.       1,543      8,526        10,069
The Johnson Bldg      The Johnson Bldg              552      3,317         3,869
Westside Bus. Pk      Westside Bus. Pk            1,176      6,913         8,088

INDEPENDENCE, OH
----------------
Corp. Plaza           Corp. Plaza I               2,116     14,505        16,621
Corp. Plaza           Corp. Plaza II              1,841     12,710        14,551
Freedom Square        Freedom Square I              595      4,237         4,832
Freedom Square        Freedom Square II           1,746     12,256        14,002
Freedom Square        Freedom Square III            701      6,898         7,599
6111 Oak Tree         6111 Oak Tree                 703      5,046         5,749
Pk Ctr.               Pk Ctr. Bldg I              2,193     13,621        15,814
Pk Ctr.               Pk Ctr. Bldg 2              2,190     13,149        15,339

INDIANAPOLIS, IN
----------------
Cub Ctr.              Cub Ctr.                      550      5,316         5,867
Michael's Plaza       Michaels Plaza                764      4,109         4,873
Palomar               Palomar                       158      1,588         1,746
Franklin Rd. Bus. Ctr Franklin Rd. Bus. Ctr.        594     11,083        11,677
Pk 100                Georgetown Bldg. One          362      2,534         2,896
Pk 100                Georgetown Rd. Bldg 2         374      3,454         3,828
Pk 100                Georgetown Rd. Bldg 3         421      2,075         2,496
Nampac Bldg           Nampac Bldg.                  274      2,190         2,464
Pk 100                6060 Guion Rd                 511      3,476         3,987
Greenwood Corner
  Shops               Greenwood Corner Shops        420      3,682         4,102
First IN Branch       First Indiana Branch           47        272           320
Hillsdale             Hillsdale Bldg 4              366      5,326         5,691
Hillsdale             Hillsdale Bldg 5              251      3,643         3,895
Hillsdale             Hillsdale Bldg 6              315      4,363         4,678
KATC - S.             8465 KATC 2-story              89      1,447         1,536
F.C. Tucker           F.C. Tucker                     -        290           290
KATC - N.             8555 KATC 4-story               -      6,541         6,541
KATC - N.             3520 Comm. Crsg.                -        963           963
4750 KY Ave.          4750 Kentucky Ave.            246      2,587         2,833
N. Airport Pk         N. Airport Pk Bldg 2          777      7,708         8,485
One N. Capitol        One N. Capitol              1,439      8,736        10,176
Pk 100                Pk 100 Bldg 34                133      1,680         1,813
Pk 100                Pk 100 Bldg 79                187      2,233         2,420
Pk 100                Pk 100 Bldg 80                256      2,782         3,038
Pk 100                Pk 100 Bldg 83                252      3,017         3,269
Pk 100                Pk 100 Bldg 84                354      2,926         3,280
Pk 100                Pk 100 Bldg 95                642      5,452         6,095
Pk 100                Pk 100 Bldg 96              1,436     13,717        15,154
Pk 100                Pk 100 Bldg 97                676      5,790         6,466

Pk 100                Pk 100 Bldg 98                273      8,428         8,701
Pk 100                Pk 100 Bldg 100               103      3,005         3,109
Pk 100                Pk 100 Bldg 107                99      1,777         1,876
Pk 100                Pk 100 Bldg 109               246      1,863         2,109
Pk 100                Pk 100 Bldg 116               348      3,339         3,687
Pk 100                Pk 100 Bldg 118               230      2,653         2,883
Pk 100                Pk 100 Bldg 119               395      3,787         4,182
Pk 100                Pk 100 Retail Bldg 121        604      1,113         1,716
Pk 100                Pk 100 Bldg 122               290      3,977         4,267
Pk 100                Pk 100 Bldg 125               674      6,013         6,687
Pk 100                Pk 100 Bldg 126               165      1,605         1,770
Pk 100                Pk 100 Bldg 127                96      2,210         2,306
Pk 100                Pk 100 Bldg 128               904      8,944         9,847
Pk 100                Pk 100 Bldg 129               865      6,549         7,414
Pk 100                Pk 100 Bldg 130               513      4,184         4,697
Pk 100                Pk 100 Bldg 131             1,111      8,370         9,480
Pk 100                Pk 100 Bldg 132               446      1,668         2,114
Pk 100                Pk 100 Bldg 133                69        927           996
Pk 100                Pk 100 Bldg 134               464      4,059         4,524
Woodland Corp. Ctr.   Woodland Corp Centre I        320      5,097         5,417
Pk 100                Pk 100 Bldg 136               594      4,169         4,763
Woodland Corp. Ctr.   Woodland Corp. Ctr. II        297      3,996         4,293
Pk Fletcher           Pk Fletcher Bldg 14            76        833           909
Pkwood Crsg.          One Pkwood                  1,018     10,391        11,409
Pkwood Crsg.          Two Pkwood                    861      7,911         8,772
Pkwood Crsg.          Three Pkwood                1,377     10,034        11,411
Pkwood Crsg.          Four Pkwood                 1,490     12,351        13,840
Pkwood Crsg.          Five Pkwood                 1,518     10,986        12,504
Software Artistry     Software Artistry             856      7,754         8,610
Woodfield             8440 Woodfield                733     10,267        11,000
Woodfield             8425 Woodfield              3,843     22,903        26,746
4316 West Minnesota   4316 West Minnesota           287      2,547         2,834
Pk 100                Norco Windows Pking Lot        37         -             37
Pk 100                Ups Pking                     270         -            270
Pk 100                Norgate Grnd Lse               51         -             51
Pk 100                Zollman Grnd Lse              115         -            115
S. Pk                 S. Pk Grounds                  21         -             21

IRVING, TX
----------
TX Plaza              Texas Plaza I               1,165      5,656         6,821

JACKSONVILLE, FL
----------------
Centurion Square      8380-8386 Baymeadows Rd      1,037     6,151         7,188
Jacksonville Intl.
 Tradeport            13350 Intl. Pk                  -      2,833         2,833
Jacksonville Intl.
 Tradeport            13340 Intl. Pkwy              289      3,800         4,089
Jacksonville Intl.
 Tradeport            1420 Vantage Way              698      4,868         5,566
Jacksonville Intl.
 Tradeport            1460 Vantage Way              573      5,972         6,545
Jacksonville Intl.
 Tradeport            1350 Tradeport Dr.            538      4,144         4,682
Jacksonville Intl.
 Tradeport            1371 Tradeport Dr.            544      3,277         3,821
Jacksonville Intl.
 Tradeport            13291 Vantage Way             499      5,081         5,580
South Pte.            7011 A.C. Skinner Pkwy      1,007      3,251         4,258

KENNESAW, GA
------------
Other NW I-75 Props   240 Northpoint Pkwy           822      6,008         6,830
Town Point            3330 W. Town Point Dr.        551      2,222         2,773
Town Point            3350 W. Town Point Dr.        434      2,289         2,723
Town Point            3240 Town Point Dr.         1,092      6,331         7,423
Town Point            3391 Town Point Pkwy          797      7,630         8,427

LAKE FOREST, IL
---------------

Ballard Bldg          Ballard Dr. Bldg.             186      1,807         1,993
Kraft Bldg            Laurel Dr. Bldg.               98        970         1,069
13825 W. Laurel Dr.   13825 W. Laurel Dr.           750      1,958         2,708
One Conway Pk         One Conway Pk               1,901     18,311        20,212

LAKE MARY, FL
-------------
Northpoint            1025 Greenwood Blvd.        1,087     11,762        12,849
Technology Pk         100 Technology Pkwy           641      3,444         4,085
Technology Pk         525 Technology Pkwy           835      4,393         5,228
Technology Pk         255 Technology Pkwy           477      3,782         4,259
Technology Pk         200 Technology Pkwy             -      3,104         3,104
Technology Pk         250 Technology Pkwy           547      2,838         3,385

LEBANON, IN
-----------
Lebanon Bus. Pk       American Air Filter           177      3,211         3,387
Lebanon Bus. Pk       Purity Wholesale              610      8,537         9,147
Lebanon Bus. Pk       Pamida                        305      4,274         4,579
Lebanon Bus. Pk       Prentice Hall                 740     12,536        13,276
Lebanon Bus. Pk       Lebanon - General Cable       443      7,565         8,008
Lebanon Bus. Pk       Lebanon Bldg. 9               554      6,831         7,385

LEWISVILLE, TX
--------------
Water's Ridge         1550 Lakeway Dr.            1,324      7,775         9,099
Water's Ridge         501 E Corp. Dr.               965      5,245         6,210

LOMBARD, IL
-----------
Yorktown Off. Ctr.    Yorktown Off. Ctr.            872      8,582         9,453

LOVELAND, OH
------------
Sun TV & Appliances   Montgomery Crsg. Phase I      260      1,021         1,281
Sports Unlimited      Montgomery Crsg. Phase II     778      3,995         4,774

MARIETTA, GA
------------
Franklin Forest       805 Franklin Ct.              313      1,913         2,226
Franklin Forest       810 Franklin Ct.              255      1,619         1,874
Franklin Forest       811 Livingston Ct.            193      1,383         1,576
Franklin Forest       825 Franklin Ct.              358      1,448         1,806
Franklin Forest       830 Franklin Ct.              133        780           913
Franklin Forest       835 Franklin Ct.              393      1,590         1,983
Franklin Forest       840 Franklin Ct.              242        870         1,112
Franklin Forest       821 Livingston Ct.            145        966         1,111
Franklin Forest       841 Livingston Ct.            275      2,669         2,944
NW Bus. Ctr.          1335 Capital Cir.             416      2,075         2,491
NW Bus. Ctr.          1337-41-51 Capital Cir.       558      5,334         5,892
NW Bus. Ctr.          2260 NW Pkwy                  320      2,018         2,338
NW Bus. Ctr.          2252 NW Pkwy                   92        962         1,054
NW Bus. Ctr.          2242 NW Pkwy                  175      1,451         1,626
NW Bus. Ctr.          2256 NW Pkwy                   85        899           984
NW Bus. Ctr.          2244 NW Pkwy                   47        478           525
NW Bus. Ctr.          2150 NW Pkwy                  294      3,037         3,332
NW Bus. Ctr.          2152 NW Pkwy                  161      1,608         1,769
NW Bus. Ctr.          2130 NW Pkwy                  353      2,863         3,216
NW Bus. Ctr.          2270 NW Pkwy                  483      3,808         4,291
NW Bus. Ctr.          2275 NW Pkwy                  327      2,588         2,915

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower       Riverport Tower             3,549     30,883        34,431
Riverport Dist.       Riverport Dist.               242      2,290         2,532
Riverport Dist.       Scripts Bldg.               1,197      8,870        10,067
Riverport Dist.       Riverport Dist. B             216      2,065         2,281
Riverport Dist.       Riverport 1                   900      4,533         5,433
West Port             Westport Ctr. I             1,714      6,595         8,309
West Port             Westport Ctr. II              921      3,094         4,015
West Port             Westport Ctr. III           1,214      3,310         4,524

MASON, OH
---------
Deerfield Crsg.       Deerfield Crsg. Bldg       11,493     11,818        13,311
Governor's Pte.       Governor's Pte. 4770          596      8,057         8,653
Governor's Pte.       Governor's Pte. 4700          595      5,855         6,449
Governor's Pte.       Governor's Pte. 4900          673      4,907         5,580
Governor's Pte.       Governor's Pte. 4705          792      9,368        10,160
Governor's Pte.       Governor's Pte. 4800          998      5,433         6,431
Governor's Pte.       Governor's Pte. 4605          715     18,549        19,263
Bigg's SuperCtr.      Bigg's SuperCtr.            4,227      7,815        12,043
Lowes                 Lowes                       3,750      6,438        10,188
Anthem Prescription
 Mgmt                 Governor's Pte. 8990          594      6,506         7,100
Governor's Pte.       Governor's Pte. 4660          529      4,920         5,450
Governor's Pte.       Governor's Pte. 4680        1,115      9,334        10,449

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp.Ctr. Landerbrook Corp. Ctr. I    1,808     11,296        13,104
Landerbrook Corp.Ctr. Landerbrook Corp. Ctr. II   1,382     10,401        11,783

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.    120 Declaration Dr.           615      8,402         9,017
Liberty Dist. Ctr.    130 Declaration Dr.           502      3,678         4,180

MELROSE PARK, IL
--------------
Aviand Bldg           Janice Ave. Bldg.              94        883           977

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus.Ctr. Enterprise Indust. Ctr.       864      5,727         6,591

MIAMI, FL
---------
Beacon Ctr.           1701 NW 84th Ave.           1,072      5,545         6,617
Beacon Ctr.           1601 NW 84th Ave.           1,180      5,185         6,365
Beacon Ctr.           1401 NW 84th Ave.             914      4,413         5,327
Beacon Ctr.           2000 NW 84th Ave.             893      7,125         8,018
Beacon Ctr.           1850 NW 84th Ave.             845      5,325         6,170
Beacon Ctr.           8401 NW 17th St.              479      3,410         3,889
Beacon Ctr.           8400 NW 17th St.              709      3,322         4,031
Beacon Ctr.           1600 NW 84th Ave.             709      4,437         5,146
Beacon Ctr.           1900 NW 84th Ave.             469      3,376         3,846
Beacon Ctr.           8491 NW 17th St.              469      2,893         3,362
Beacon Ctr.           1301 NW 84th Ave.           1,200      3,409         4,609
Beacon Ctr.           2101 NW 84th Ave.             753      3,561         4,314
Beacon Ctr.           2001 NW 84th Ave.             883      5,191         6,074
Beacon Ctr.           2250 NW 84th Ave.             453      3,122         3,575
Beacon Ctr.           8530 NW 23rd St.              861      3,694         4,555
Beacon Ctr.           2105 NW 86th Ave.             853      4,437         5,289
Beacon Ctr.           8501 NW 17th St.            1,965     11,175        13,140
Beacon Ctr.           8500 NW 17th St.              759      3,568         4,327

Beacon Ctr.           8550 NW 17th St.              703      3,865         4,568
Beacon Ctr.           8400 NW 25th St.            2,045     10,832        12,877
Beacon Ctr.           1701 NW 87th Ave.           1,965     15,892        17,856
Beacon Ctr.           8600 NW 17th St.              723          9        10,522
Beacon Ctr.           8575 NW 13th Terrace        3,480          1         9,881
Beacon Ctr.           8323 NW 12th St.            1,498          3        11,491
Beacon Ctr.           1695 NW 87th Ave.             300          -           300
Beacon Ctr.           8695 NW 12th St.              202          -           202
Beacon Ctr.           8696 NW 13th Terrace          256          -           256
Beacon Ctr.           8695 NW 13th Terrace          196          -           196

MILFORD, OH
-----------
Pk 50                 Pk 50 Bldg 17                 510      5,496         6,006
Pk 50                 Pk 50 Bldg 20                 469      7,194         7,663
Pk 50                 Pk 50 Bldg 25               1,184      4,968         6,152
Pk 50                 Pk 50 Bldg 26                 929      0,915        21,844

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.    Broadway Bus. Ctr III         144        854           998
Broadway Bus. Ctr.    Broadway Bus. Ctr IV          200      1,312         1,513
Broadway Bus. Ctr.    Broadway Bus. Ctr V           166        965         1,131
Broadway Bus. Ctr.    Broadway Bus. Ctr VI          447      2,707         3,155
Broadway Bus. Ctr.    Broadway Bus. Ctr VII         241      1,499         1,740
Encore Pk             Encore Pk                     974      5,903         6,877
10801 Red Cir. Dr.    10801 Red Cir. Dr.            527      4,171         4,698
Chilies Grnd Lse      Chilies Grnd Lse              990          -           990
Knox Land Lease       Knox Land Lease             1,067          -         1,067
Olive Garden Grnd Lse Olive Garden Grnd Lse         921          -           921
University Land Lease University Land Lease         296          -           296

MONROE, OH
----------
Monroe Bus. Ctr.      Monroe Bus. Ctr. Bldg. 1      660      5,401         6,060

MORRISVILLE, NC
---------------
Enterprise Ctr.       507 Airport Blvd.           1,327      8,304         9,631
Enterprise Ctr.       5151 McCrimmon Pkwy         1,318      8,048         9,366
Enterprise Ctr.       2600 Perimeter Pk Dr.         975      5,402         6,377
Enterprise Ctr.       5150 McCrimmon Pkwy         1,739     12,023        13,762
Enterprise Ctr.       2400 Perimeter Pk Dr.         760      6,968         7,728
MetroCtr.             3000 Perimeter Pk Dr.         482      3,117         3,599
MetroCtr.             2900 Perimeter Pk Dr.         235      2,285         2,519
MetroCtr.             2800 Perimeter Pk Dr.         777      4,833         5,610
Perimeter Pk          100 Perimeter Pk Dr.          477      3,699         4,176
Perimeter Pk          200 Perimeter Pk Dr.          567      3,608         4,175
Perimeter Pk          300 Perimeter Pk Dr.          567      3,608         4,175
Perimeter Pk          400 Perimeter Pk Dr.          486      5,071         5,557
Perimeter Pk          500 Perimeter Pk Dr.          522      5,036         5,558
Perimeter Pk          800 Perimeter Pk Dr.          405      3,768         4,173
Perimeter Pk          900 Perimeter Pk Dr.          629      2,951         3,581
Perimeter Pk          1000 Perimeter Pk Dr.         405      3,729         4,134
Perimeter Pk W.       1100 Perimeter Pk Dr.         777      5,935         6,712
Perimeter Pk W.       1400 Perimeter Pk Dr.         666      4,499         5,165
Perimeter Pk W.       1500 Perimeter Pk Dr.       1,148     10,348        11,497
Perimeter Pk W.       1600 Perimeter Pk Dr.       1,463      9,948        11,411
Perimeter Pk W.       1800 Perimeter Pk Dr.         907      5,626         6,533
Perimeter Pk W.       2000 Perimeter Pk Dr.         788      8,050         8,838
Perimeter Pk W.       1700 Perimeter Ctr. W.        540     11,252        11,792
Perimeter Pk W.       3900 N. Paramount Pkwy        540     13,093        13,633
Perimeter Pk W.       3900 S. Paramount Pkwy      1,100     11,338        12,438

Perimeter Pk W.       5200 Paramount Pkwy         1,748     15,848        17,596
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg A       296      1,212         1,508
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg B       175        753           928
Research Tri.
 Indus. Ctr.          409 Airport Blvd Bldg C       185      2,859         3,044
Woodlake Ctr.         100 Innovation Ave.           633      3,925         4,559
Woodlake Ctr.         101 Innovation Ave.           615      4,010         4,625
Woodlake Ctr.         200 Innovation Dr.            357      4,392         4,749
Woodlake Ctr.         501 Innovation Ave.           640      6,722         7,362

NASHVILLE, TN
-------------
AirPk Bus. Ctr.       1420 Donelson Pike          1,331      5,412         6,743
AirPk Bus. Ctr.       1410 Donelson Pike          1,411      6,761         8,172
AirPk Bus. Ctr.       1400 Donelson Pike          1,276      5,028         6,304
AirPk Bus. Ctr.       400 AirPk Ctr.                419      2,114         2,533
AirPk Bus. Ctr.       500 AirPk Ctr. Dr.            923      3,155         4,078
AirPk Bus. Ctr.       600 Airport Ctr. Dr.          729      3,258         3,987
AirPk Bus. Ctr.       700 AirPk Ctr. Dr.            801      3,036         3,837
AirPk Bus. Ctr.       800 AirPk Ctr. Dr.            924      4,117         5,041
AirPk Bus. Ctr.       900 AirPk Ctr. Dr.            798      3,334         4,132
AirPk Bus. Ctr.       1000 AirPk Ctr. Dr.         1,300      9,424        10,724
AirPk Bus. Ctr.       5270 Harding Place            535      2,439         2,974
AirPk Bus. Ctr.       1415 Donelson Pike          1,308      8,609         9,917
AirPk Bus. Ctr.       1413 Donelson Pike            549      2,683         3,232
AirPk Bus. Ctr.       5233 Harding Place              -      4,043         4,043
Cumberland Bus.Ctr.   431 Great Cir. Rd.          1,461      7,665         9,126
Four-Four Bus. Ctr.   700 Melrose Ave.              938      6,272         7,210
Four-Four Bus. Ctr.   684 Melrose Ave.            1,812      7,613         9,425
Four-Four Bus. Ctr.   458 Melrose Ave.            1,522      5,619         7,141
Four-Four Bus. Ctr.   784 Melrose Ave.                -      4,073         4,073
Greenbriar Bus. Pk    Greenbriar Bus. Pk          1,445      5,469         6,914
Haywood Oaks          Haywood Oaks Bldg 2           395      2,020         2,415
Haywood Oaks          Haywood Oaks Bldg 3           346      1,916         2,262
Haywood Oaks          Haywood Oaks Bldg 4           435      2,335         2,770
Haywood Oaks          Haywood Oaks Bldg 5           629      3,423         4,052
Haywood Oaks          Haywood Oaks Bldg 6           946      6,744         7,690
Haywood Oaks          Haywood Oaks Bldg 7           456      2,398         2,854
Haywood Oaks          Haywood Oaks Bldg 8           751      4,071         4,822
Lakeview Place        Three Lakeview              2,126     11,424        13,550
Lakeview Place        One Lakeview Place          2,046     12,078        14,123
Lakeview Place        Two Lakeview Place          2,046     12,053        14,099
Metropolitan Airport
 Ctr.                 Metro Airport Ctr. Bldg    11,190      4,491         5,681
MetroCtr.             545 Mainstream Dr.            847      6,199         7,046
MetroCtr.             566 Mainstream Dr.            454      3,885         4,339
MetroCtr.             621 Mainstream Dr.            428      2,801         3,229
Metro Ctr.            MetroCtr. Flex Bldg I         497          -           497
Nashville Bus. Ctr.   3300 Briley Pk Blvd.          936      7,696         8,632
Royal Pkway Ctr.      2515 Perimeter Pk             734      4,840         5,574
Royal Pkway Ctr.      500 Royal Pkwy                603      4,537         5,140
Lakeview Place        Lakeview Grounds                -          -             -

NEW HOPE, MN
------------
Bass Lake Bus. Bldg   Bass Lake Bus. Bldg           298      1,753         2,051

NILES, IL
---------
U.S. Industries       Touhy Ave. Bldg.              310      3,406         3,716
Tam Ctr.              Jarvis Ave. Bldg.             462      4,514         4,976

NORCROSS, GA
------------
3045 Bus. Pk Dr.      3045 Bus. Pk Dr.              446      1,996         2,442

Gwinnett Pk           1750 Beaver Ruin              640      6,659         7,299
Gwinnett Pk           4258 Communications Dr.        29      2,345         2,374
Gwinnett Pk           4261 Communications Dr.       254      1,878         2,132
Gwinnett Pk           4291 Communications Dr.        16      1,428         1,444
Gwinnett Pk           1826 Doan Way                 185      3,016         3,201
Gwinnett Pk           1857 Doan Way                  23        401           424
Gwinnett Pk           1650 Intl. Blvd.               69      2,172         2,241
Gwinnett Pk           4245 Intl. Blvd.              192     10,650        10,842
Gwinnett Pk           4250 Intl. Blvd.              216      2,985         3,201
Gwinnett Pk           4295 Intl. Blvd.               58      2,309         2,367
Gwinnett Pk           4320 Intl. Blvd.               44      2,020         2,064
Gwinnett Pk           4350 Intl. Blvd.               78      3,015         3,092
Gwinnett Pk           4355 Intl. Blvd.              233      2,953         3,187
Gwinnett Pk           4405A Intl. Blvd.              97      2,630         2,727
Gwinnett Pk           4405B Intl. Blvd.             118      3,861         3,979
Gwinnett Pk           4405C Intl. Blvd.              21        753           774
Gwinnett Pk           1828 Meca Way                  16      2,640         2,656
Gwinnett Pk           1858 Meca Way                  27      1,795         1,822
Gwinnett Pk           4316 Pk Dr.                   262      1,522         1,784
Gwinnett Pk           4317 Pk Dr.                   671      1,813         2,484
Gwinnett Pk           4357 Pk Dr.                    12      2,221         2,233
Gwinnett Pk           4366 Pk Dr.                    22        466           488
Gwinnett Pk           4386 Pk Dr.                    17      2,834         2,851
Gwinnett Pk           4436 Pk Dr.                    18      2,238         2,256
Gwinnett Pk           4437 Pk Dr.                    21      2,597         2,618
Gwinnett Pk           4467 Pk Dr.                     6      1,600         1,606
Gwinnett Pk           4476 Pk Dr.                    14      1,731         1,745
Gwinnett Pk           4487 Pk Dr.                     6      3,777         3,783
Gwinnett Pk           1835 Shackelfort Ct.           29      6,212         6,241
Gwinnett Pk           1854 Shackleford Rd.           52     10,203        10,255
Gwinnett Pk           4274 Shackleford Rd.           27      3,560         3,587
Gwinnett Pk           4275 Shackleford Ct.           12      2,152         2,164
Gwinnett Pk           4344 Shackleford Rd.          286      2,195         2,481
Gwinnett Pk           4355 Shackleford Rd.            7      6,721         6,728
Gwinnett Pk           4364 Shackleford Rd.            9        964           974
Gwinnett Pk           4366 Shackleford Rd.           26      2,538         2,564
Gwinnett Pk           4388 Shackleford Rd.           43      3,994         4,037
Gwinnett Pk           4400 Shackleford Rd.           18      1,532         1,550
Gwinnett Pk           4444 Shackleford Rd.           31      3,233         3,264
Gwinnett Pavillion    1480 Beaver Ruin Rd.          248      1,057         1,305
Gwinnett Pavillion    1505 Pavilion Place           448      6,493         6,941
Gwinnett Pavillion    3883 Steve Reynolds Blvd.     612      4,828         5,440
Gwinnett Pavillion    3890 Steve Reynolds Blvd.     519      2,962         3,481
Gwinnett Pavillion    3905 Steve Reynolds Blvd.     697      2,072         2,769
Gwinnett Pavillion    3950 Steve Reynolds Blvd.     684      2,756         3,440
Gwinnett Pavillion    4020 Steve Reynolds Blvd.     417      2,107         2,524
Gwinnett Pavillion    4025 Steve Reynolds Blvd.     461      3,124         3,585
Northwoods            2915 Ct.yards Dr.             268      1,954         2,221
Northwoods            2925 Ct.yards Dr.             333      3,159         3,492
Northwoods            2975 Ct.yards Dr.             144      1,262         1,406
Northwoods            2995 Ct.yards Dr.             109        874           983
Northwoods            2725 Northwoods Pkwy          440      2,514         2,954
Northwoods            2755 Northwoods Pkwy          249      2,811         3,060
Northwoods            2775 Northwoods Pkwy          322      2,366         2,688
Northwoods            2850 Colonnades Ct.           562      5,175         5,737
Northwoods            3040 Northwoods Pkwy          298      1,763         2,061
Northwoods            3044 Northwoods Cir.          167        735           902
Northwoods            3055 Northwoods Pkwy          213      1,525         1,738
Northwoods            3075 Northwoods Pkwy          374      2,806         3,180
Northwoods            3080 Northwoods Cir.          387      2,767         3,154
Northwoods            3100 Northwoods Pkwy          393      2,491         2,884
Northwoods            3155 Northwoods Pkwy          331      2,449         2,780
Northwoods            3175 Northwoods Pkwy          250      2,029         2,279

NE I85                6525-27 Jimmy Carter Blvd.    509      4,148         4,657
NE I85                5755 Peachtree Indust. Blvd.  800      3,792         4,592
NE I85                5765 Peachtree Indust. Blvd.  521      4,580         5,101
NE I85                5775 Peachtree Indust. Blvd.  521      4,600         5,121
Pinebrook             2450 Satellite Blvd.          821      3,729         4,550
Peachtree Corns.
 Bus. Ctr.            5401 Buford Hwy.              294      1,608         1,902
Peachtree Corns.
 Bus. Ctr.            5403 Buford Hwy.              420      2,763         3,183
Peachtree Corns.
 Bus. Ctr.            5405 Buford Hwy.              217      1,755        1,972
Peachtree Corns.
 Bus. Ctr.            5409 Buford Hwy.              364      3,324         3,688
Peachtree Corns.
 Tech Ctr.            3170 Reps Miller Rd.          500      3,603         4,103
Peachtree Corns.
 Tech Ctr.            3180 Reps Miller Rd.          500      2,881         3,381
Peachtree Corns.
 Tech Ctr.            3190 Reps Miller Rd.          525      3,076         3,601

NORTH OLMSTEAD, OH
------------------
Corp. Ctr.            Corp. Ctr. I                1,040      7,511         8,551
Corp. Ctr.            Corp. Ctr. II               1,048      8,236         9,284
Corp. Ctr.            Corp. Ctr. III                604      6,304         6,907

OLIVETTE, MO
------------
1920 Beltway          1920 Beltway                  614      1,547         2,162
I-170 Ctr.            I-170 Ctr.                  1,018      4,524         5,543
Warson Comm. Ctr.     Warson Comm. Ctr.             749      5,479         6,228

ORLANDO, FL
-----------
Airport Comm. Ctr.    8500 Parkline Blvd            691      4,087         4,778
Airport Comm. Ctr.    8501 Parkline Blvd.           169      1,384         1,553
Airport Comm. Ctr.    8549 Parkline Blvd.           149      1,336         1,485
Airport Comm. Ctr.    8351 Parkline Blvd.           212      2,085         2,297
Airport Comm. Ctr.    8249 Parkline Blvd            214      1,765         1,979
Airport Comm. Ctr.    1630 Prime Ct.                323      1,853         2,176
Airport Comm. Ctr.    1629 Prime Ct.                281      2,311         2,592
Bus. Centre           7101 TPC Dr.                  753      6,072         6,825
Parksouth Dist. Ctr.  2500 Principal Row            565      4,795         5,360
Parksouth Dist. Ctr.  2490 Principal Row            493      4,572         5,065
Parksouth Dist. Ctr.  2491 Principal Row            593      4,311         4,904
Parksouth Dist. Ctr.  9600 Parksouth Ct.            649      4,920         5,569
Parksouth Dist. Ctr.  9550 Parksouth Ct.          1,030      6,934         7,964

PEPPER PIKE, OH
---------------
Corp. Cir.            Corp. Cir.                  1,698     12,547        14,245

PLANO, TX
---------
Legacy Bus. Pk        Metasolv Bldg. Phase I      1,527      6,316         7,843
Legacy Bus. Pk        Metasolv Bldg. Phase II     1,181     11,021        12,202

PLYMOUTH, MN
------------
Medicine Lake         Medicine Lake Indus. Ctr.   1,145      6,744         7,889
Medicine Lake         Medicine Lake Prof Bldg        76        504           580
Plymouth              Plymouth Off./Tech Ctr.       431      2,693         3,124
Plymouth Ser Ctr.     Plymouth Service Ctr.         351      2,061         2,412
Westpoint Bldgs       Westpoint Bus. Ctr            114        570           685
Westpoint Bldgs       Westpoint Bldg B&C            370      2,128         2,498
Minneapolis           Westpoint Bldg D&E            362      2,078         2,441

RALEIGH, NC
-----------
Interchange Plaza     5520 Capital Ctr. Dr.         842      4,238         5,080
Interchange Plaza     801 Jones Franklin Rd.      1,351      7,639         8,990

Spring Forest
 Bus. Ctr.            3200 Spring Forest Rd.        561      5,189         5,750
Spring Forest
 Bus. Ctr.            3100 Spring Forest Rd.        616      4,286         4,902

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk    Crossroads Bldg. 2          2,723     10,634        13,357

ROSWELL, GA
-----------
Hembree Crest         11545 Wills Rd.             1,225      6,323         7,548
Hembree Pk            105 Hembree Pk Dr.            288      1,967         2,255
Hembree Pk            150 Hembree Pk Dr.            824      3,714         4,538
Hembree Pk            200 Hembree Pk Dr.            160      2,086         2,246
Hembree Pk            645 Hembree Pkwy              248      2,569         2,817
Hembree Pk            655 Hembree Pkwy              248      2,696         2,944
Hembree Pk            250 Hembree Pk Dr.            686      5,180         5,866
Hembree Pk            660 Hembree Pk Dr.            785      4,957         5,742
Mansell Coms.         993 Mansell Rd.               136      1,250         1,386
Mansell Coms.         995 Mansell Rd.                80        897           977
Mansell Coms.         997 Mansell Rd.                72        651           723
Mansell Coms.         999 Mansell Rd.               104        930         1,034
Mansell Coms.         1003 Mansell Rd.              136      1,324         1,460
Mansell Coms.         1005 Mansell Rd.               72        908           980
Mansell Coms.         1007 Mansell Rd.              168      2,126         2,294
Mansell Coms.         1009 Mansell Rd.              264      2,491         2,755
Mansell Coms.         1011 Mansell Rd.              256      2,585         2,841
Northmeadow           1100 Northmeadow Pkwy         552      3,917         4,469
Northmeadow           1150 Northmeadow Pkwy         464      3,154         3,618
Northmeadow           1125 Northmeadow Pkwy         320      3,656         3,976
Northmeadow           1175 Northmeadow Pkwy         328      3,394         3,722
Northmeadow           1250 Northmeadow Pkwy         312      4,275         4,587
Northmeadow           1225 Northmeadow Pkwy         336      3,469         3,805
Northmeadow           1325 Northmeadow Pkwy         472      6,307         6,779
Northmeadow           1335 Northmeadow Pkwy         946      8,010         8,956
Northmeadow           11390 Old Roswell Rd.         530      3,563         4,093
Northmeadow           1400 Hembree Rd.              545      3,303         3,848
Northmeadow           245 Hembree Pk Dr.            616      4,409         5,025
Northmeadow           1357 Hembree Rd.              471      4,434         4,905
Northmeadow           Northmeadow BD IV             694      5,720         6,414
Northmeadow           Northmeadow Service Ctr V     705      3,351         4,056
North Central         10745 Westside Pkwy           925      7,002         7,927

SEVEN HILLS, OH
---------------
Rock Run              Rock Run - N.                 837      5,846         6,683
Rock Run              Rock Run - Ctr.             1,046      7,853         8,898
Rock Run              Rock Run - S.                 877      6,192         7,069

SHARONVILLE, OH
---------------
Enterprise Pk         Enterprise Bldg 1           1,051      6,417         7,468
Enterprise Pk         Enterprise Bldg 2             747      4,538         5,285
Enterprise Pk         Enterprise Bldg A             119        747           867
Enterprise Pk         Enterprise Bldg B             119      1,305         1,424
Enterprise Pk         Enterprise Bldg D             243      2,515         2,758
Mosteller Dist. Ctr.  Mosteller Dist. Ctr.        1,327      7,312         8,639
Mosteller Dist. Ctr.  Mosteller Dist. Ctr. II       828      5,765         6,593
Perimeter Pk          Perimeter Pk Bldg A           229      1,396         1,625
Perimeter Pk          Perimeter Pk Bldg B           244      1,171         1,415

SOLON, OH
---------

Fountain Pkway        Pioneer-Standard Elect.     1,138      8,660         9,798
Fountain Pkway        Fountain Pkwy Bldg 1          527      2,923         3,450
6450 Davis            6450 Davis                    697      2,059         2,756
Solon                 30600 Carter                  821      3,808         4,629
Solon                 6230 Cochran                  602      3,108         3,710
Solon                 31900 Solon - Front           474      1,988         2,462
Solon                 5821 Harper                   555      2,532         3,087
Solon                 6161 Cochran                  396      1,782         2,177
Solon                 5901 Harper                   350      1,583         1,932
Solon                 29125 Solon                   505      2,124         2,630
Solon                 6661 Cochran                  245      1,106         1,351
Solon                 6521 Davis                    128        570           699
Solon                 30301 Carter St.              650      5,205         5,855

ST. CHARLES, IL
---------------
Kirk Rd. Bldg         Kirk Rd. Bldg.                203      1,993         2,196

ST. CHARLES, MO
---------------
Alfa-Laval            Alfa-Laval                  1,158      5,542         6,701

ST. LOUIS PARK, MN
------------------
Cedar Lake Bus. Ctr   Cedar Lake Bus. Ctr.          332      1,982         2,314
5219 Bldgs            5219 Bldg.                    102        595           697
Minneapolis-West      Novartis Warehouse          2,005     11,288        13,293
Minneapolis-West      N. Plaza                      374      1,797         2,171
7320 Oxford St.       Oxford Indust. Bldg           102        603           705
Minneapolis-West      S. Plaza                      397      2,316         2,713
Minneapolis-West      Travelers Express Towers    3,102     36,105        39,207

ST. LOUIS, MO
-------------
Craig Pk Ctr.         Craig Pk Ctr.                 254      2,343         2,597
NGIC/Pte. 70          3300 Pte. 70                1,186      7,770         8,957
Laumeier Off. Pk      Laumeier I                  1,384     10,434        11,818
Laumeier Off. Pk      Laumeier II                 1,421     10,433        11,854
Maryville Ctr.        500-510 Maryville Ctr.      3,402     24,993        28,395
Maryville Ctr.        530 Maryville Ctr.          2,219     15,514        17,733
Maryville Ctr.        550 Maryville Ctr.          1,996     12,497        14,492
Maryville Ctr.        635-645 Maryville Ctr.      3,048     18,579        21,627
Maryville Ctr.        655 Maryville Ctr.          1,860     13,240        15,100
Maryville Ctr.        540 Maryville Ctr.          2,219     14,430        16,649
Maryville Ctr.        520 Maryville Ctr.          2,399     15,477        17,876
Riverport             Express Scripts HQ          2,285     12,345        14,630
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. A         194      1,785         1,979
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. B         250      2,533         2,783
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. C         166      1,841         2,007
St. Louis Bus. Ctr.   St. Louis Bus. Ctr. D         168      1,697         1,865
Westmark              Westmark                    1,163     10,950        12,112
Westview Place        Westview Place                669     10,058        10,727

ST. PAUL, MN
------------
University Crsg.      University Crsg.              911      5,167         6,078

ST. PETERS, MO
--------------
Horizon Bus. Ctr.     Horizon Bus. Ctr.             344      2,561         2,905

STRONGSVILLE, OH
----------------

Pk 82                 Pk 82 Bldg 2                  322      3,378         3,700
Pk 82                 Pk 82 Bldg 1                  243      2,264         2,507
Pk 82                 Pk 82 Bldg 3                  298      2,697         2,996
Johnson Controls      Johnson Controls              364      2,463         2,827
Dyment                Dyment                        816      5,363         6,179

SUNSET HILLS, MO
----------------
Laumeier Off. Pk      Laumeier IV                 1,029      7,365         8,394

SUWANEE, GA
-----------
Horizon               90 Horizon Dr.                120      1,018         1,138
Horizon               225 Horizon Dr.               121      3,368         3,489
Horizon               250 Horizon Dr.             1,047      6,807         7,854
Horizon               70 Crestridge Dr.             575      6,179         6,754
Horizon               2700 Crestridge             1,839     18,762        20,601
Horizon               2775 Horizon Ridge            732      8,465         9,197
Horizon               2780 Horizon Ridge            826      6,578         7,404
Horizon               2800 Vista Ridge Dr.          443      6,336         6,779
Horizon Bus. Ctr      410 Horizon Dr.             1,220      7,812         9,032
Northbrook            1000 Northbrook Pkwy          363      4,578         4,941
Northbrook            675 Old Peachtree Rd.         478      4,724         5,202
North Central         7250 McGinnis Ferry Rd.       498      4,692         5,190

TAMPA, FL
---------
Faifield Bus. Ctr.    8640 Elm Fair Blvd.           483      2,696         3,179
Faifield Bus. Ctr.    4720 Oak Fair Blvd.           530      4,918         5,448
Fairfield Dist. Ctr.  4758 Oak Fair Blvd.             -      2,895         2,895
Fairfield Dist. Ctr.  Fairfield Dist. Ctr IV        600      2,221         2,821
Highland Oaks         Highland Oaks I             1,525     14,500        16,025

TWINSBURG, OH
-------------
Enterprise Pkway      Enterprise Pkwy #1            198      1,692         1,891

WEST CHESTER, OH
----------------
World Pk              World Pk at Union Ctr 1       324      3,565         3,889
World Pk              World Pk at Union Ctr 2       271      2,018         2,289
World Pk              World Pk at Union Ctr 3       936      7,603         8,539
World Pk              World Pk at Union Ctr 4       391      1,928         2,319
World Pk              World Pk at Union Ctr 5         -      2,879         2,879
World Pk              World Pk at Union Ctr 6       882      6,285         7,167
World Pk              World Pk at Union Ctr 8     1,276      5,567         6,843

WESTERVILLE, OH
---------------
Polaris               Liebert                       743      4,797         5,540

WESTMONT, IL
------------
Oakmont Tech Ctr.     Oakmont Tech Ctr.           1,501      8,669        10,171
Oakmont Cir. Off.     Oakmont Cir. Off.           2,438     14,277        16,716

WHEELING, IL
------------
Abbott Bldg           Abbott Dr. Bldg.               92        879           971

Eliminations          Eliminations                    -       (530)        (530)
                  Secured debt on non-bldgs
                                                -------  ---------     ---------
                  Totals                        602,789  4,124,117     4,726,906
                                                =======  =========     =========

                                    - 72 -
                     DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                   ACCUM.       DATE OF  DATE OF
LOCATION/DEVELOPMENT        BUILDING               DEPR. (2)    CONST.   ACQUIS.
----------------------      --------------------   ---------    -------  -------
ALPHARETTA, GA
Brookside Off. Pk            3925 Brookside Pkwy        212      1998     1999
Brookside Off. Pk            3625 Brookside Pkwy          - (3)  1999     1999
Hembree Crest                11800 Wills Rd.             26      1987     1999
Hembree Crest                11810 Wills Rd.             28      1987     1999
Hembree Crest                11820 Wills Rd.             38      1987     1999
Hembree Crest                11415 Old Roswell Rd.       36      1991     1999
Northmeadow                  1350 Northmeadow Pkwy       45      1994     1999
Northmeadow                  11835 Alpharetta Hwy.       35      1994     1999
Northwinds Pte.              2555 Northwinds Pkwy       106      1997     1999
Northwinds Pte.              2550 Northwinds Pkwy       256      1998     1999
Ridgeland                    1320 Ridgeland Pkwy         69      1999     1999
Ridgeland                    Ridgeland Bus. Dist I       18      1999     1999

ANTIOCH, TN
-----------
Keebler                      Keebler                    150      1985     1995

ARLINGTON HEIGHTS, IL
---------------------
Atrium II                    Atrium II                  314      1986     1998

ATLANTA, GA
-----------
1670 Defoor Ave.             1670 Defoor Ave.            20      1960     1999
Druid Chase                  6 W. Druid Hills Dr.        74      1968     1999
Druid Chase                  2801 Buford Hwy.           121      1977     1999
Druid Chase                  1190 W. Druid Hills Dr.     69      1980     1999
Druid Chase                  2071 N. Druid Hills Dr.      5      1968     1999
NE I85                       3171 McCall Dr.              6      1967     1999
NE I85                       5300 Peachtree Indust.Blvd  22      1966     1999
NE I85                       4280 NE Expwy.              28      1962     1999
Westgate                     100 Eagle Vista Pkwy        66      1999     1999

AURORA, IL
----------
Meridian Bus. Campus         535 Exch.                   19      1984     1999
Meridian Bus. Campus         515-525 Enterprise          45      1984     1999
Meridian Bus. Campus         615 Enterprise              67      1984     1999
Meridian Bus. Campus         3615 Exch.                  42      1986     1999
Meridian Bus. Campus         4000 Sussex                 48      1990     1999
Meridian Bus. Campus         700 N. Comm.                93      1989     1999
Meridian Bus. Campus         3737 E. Exch.               56      1985     1999
Meridian Bus. Campus         444 N. Comm.               112      1985     1999
Meridian Corridor            Meridian I                   1      2000     2000
Meridian Bus. Campus         Michael Jordan Golf Ctr      - (4)   N/A     1999

BEACHWOOD, OH
-------------
Corp. Exch.                  One Corp. Exch.            927      1989     1996
Corp. Place                  Corp. Place                639      1988     1996

BLOOMINGTON, IL
---------------

Lakewood Plaza               Lakewood Plaza           1,303      1987     1988

BLOOMINGTON, MN
---------------
Alpha Bldgs                  Alpha Bus. Ctr I&II         23      1980     1999
Alpha Bldgs                  Alpha Bus. Ctr III&IV       27      1980     1999
Alpha Bldgs                  Alpha Bus. Ctr V            41      1980     1999

Bloomington Indus. Ctr       Bloomington Indust. Ctr.   244      1963     1997
Lyndale Coms.                Lyndale Coms. I             80      1981     1998
Lyndale Coms.                Lyndale Coms. II            56      1985     1998
Hampshire Dist. Ctr.         Hampshire Dist Ctr. N.     250      1979     1997
Hampshire Dist. Ctr.         Hampshire Dist Ctr. S.     289      1979     1997
Hampshire Tech Ctr.          Hampshire Tech Ctr.        549      1998     1998
Norman Ctr.                  Norman Ctr. 2              181      1970     1998
Norman Ctr.                  Norman Ctr. 4              130      1967     1998
Penn Corp. Bldg              Penn Corp. Bldg             97      1977     1997

BLUE ASH, OH
------------
Cornell Comm. Ctr.           Cornell Comm. Ctr.         592      1989     1996
Creek Rd.                    Creek Rd. Bldg 1            67      1971     1996
Creek Rd.                    Creek Rd. Bldg 2            90      1971     1996
Huntington Bank Bldg         Huntington Bank Bldg.       19      1986     1996
Lake Forest/Westlake         Lake Forest Place        1,934      1985     1996
Lake Forest/Westlake         Westlake Ctr.            2,798      1981     1996

BOLINBROOK, IL
--------------
Crossroads Bus. Pk           Crossroads Bldg 1          505      1998     1998

BRENTWOOD, TN
-------------
Brentwood S. Bus. Ctr.       7104 Crossroads Blvd       74       1987     1999
Brentwood S. Bus. Ctr.       7106 Crossroads Blvd       45       1987     1999
Brentwood S. Bus. Ctr.       7108 Crossroads Blvd       51       1989     1999
Creekside Crsg.              Creekside Crsg. One       838       1998     1998

BRIDGETON, MO
-------------
Dukeport                     Dukeport V                 153      1998     1998
Dukeport                     Dukeport VI                258      1999     1999
Earth City                   Dukeport VII                15      1999     1999
Corp. Exch.                  Dukeport VIII               21      1999     1999

BROOKLYN PARK, MN
-----------------
Crosstown NW                 Crosstown N. Bus. Ctr. 1   138      1998     1999
Crosstown NW                 Crosstown N. Bus. Ctr. 2    66      1998     1999
Crosstown NW                 Crosstown N. Bus. Ctr. 3    40      1999     1999
Crosstown NW                 Crosstown N. Bus. Ctr. 4   110      1999     1999
7300 Northland Dr.           7300 Northland Dr.         234      1999     1998
Crosstown NW                 Crosstown NW 1 Land          - (4)   N/A     1998
Crosstown NW                 Crosstown NW 2 Land          - (4)   N/A     1998
Crosstown NW                 Crosstown N. Land #1         - (4)   N/A     1999

BURNSVILLE, MN
--------------
Professional Plaza           Professional Plaza I       134      1986     1998
Professional Plaza           Professional Plaza IV       76      1980     1998
1420 East Cliff Rd.          Cliff Rd. Indust. Ctr       93      1972     1998
Professional Plaza           Professional Plaza III      68      1985     1998
Professional Plaza           Professional Plaza II       95      1984     1998
Larc Indus. Pk               Larc Indust. Pk I          104      1977     1997
Larc Indus. Pk               Larc Indust. Pk II          69      1976     1997
Larc Indus. Pk               Larc Indust. Pk III         42      1980     1997
Larc Indus. Pk               Larc Indust. Pk IV          31      1980     1997
Larc Indus. Pk               Larc Indust. Pk V           42      1980     1997
Larc Indus. Pk               Larc Indust. Pk VI         124      1975     1997
Larc Indus. Pk               Larc Indust. Pk VII         95      1973     1997

CARMEL, IN
----------
Hamilton Crsg.               H.C. Bldg. 1 West          607      1989     1993
Hamilton Crsg.               Hamilton Crsg. Bldg 2      197      1997     1997
Hamilton Crsg.               Hamilton Crsg. Bldg 4      183      1999     1999
Hamilton Crsg. Retail        Hamilton Crsg. Ret Bld 1    94      1999     1999
Hamilton Crsg.               Hampton Inn Land Lease       5       N/A     1999
Hamilton Crsg.               Max & Ermas                  - (4)   N/A     2000

CAROL STREAM, IL
----------------
Ctr. Ave.                    Ctr. Ave. Bldg 1             - (3)  1998     1999

CARY, NC
--------
Regency Forest               200 Regency Forest Dr.     166      1999     1999
Regency Forest               100 Regency Forest Dr.     187      1997     1999
Weston Pkway                 6501 Weston Pkwy           146      1996     1999

CELEBRATION, FL
---------------
Celebration Ctr.             1130 Celebration Blvd.      59      1997     1999
Celebration Ctr.             1120 Celebration Blvd.      17      1997     1999

CHAMPAIGN, IL
-------------
Market View Shopping Ctr     Market View Shpg Ctr.    2,307      1985     1986

CHANHASSEN, MN
--------------
Chanhassen Lakes             Chanhassen Lakes I          83      1983     1998
Chanhassen Lakes             Chanhassen Lakes II        101      1986     1998

CINCINNATI, OH
--------------
One Ashview Place            One Ashview Place          752      1989     1997
Blue Ash Off. Ctr.           Blue Ash Off. Ctr VI       188      1989     1997
Zussman Bldg                 Zussman Bldg             1,172      1986     1993
312 Elm                      312 Elm                  8,696      1992     1993
Eastgate Square              Eastgate Square            618      1996     1995
Garden Ridge                 Garden Ridge               121      1998     1999
Executive Plaza              Executive Plaza I          426      1980     1996
Executive Plaza              Executive Plaza II         388      1981     1996
Executive Plaza              Executive Plaza III        314      1998     1998
Kohl's Dept. Store           Kohl's Department Store    479      1994     1994
Sofa Express                 Sofa Express - Gov. Plaza   86      1995     1995
Off. Max                     Off. Max                   141      1995     1995
Dun & Bradstreet Bldg        Dun & Bradstreet Bldg      945      1972     1986
Governors Hill               8790 Governor's Hill       820      1985     1993
Governors Hill               8700 Governor's Hill       895      1985     1993
Governors Hill               8800 Governor's Hill       768      1985     1986
Governors Hill               8600 Governor's Hill     3,332      1986     1993
Governors Plaza              Governors Plaza          1,404      1990     1993
King's Auto Mall I           King's Auto Mall I       1,275      1990     1989
King's Mall Retail Ctr II    King's Mall Ret.Ctr II     712      1988     1993
Kenwood Executive Ctr.       Kenwood Executive Ctr.     200      1981     1997
Kenwood Coms.                8230 Kenwood Coms.       1,969      1986     1986
Kenwood Coms.                8280 Kenwood Coms.       1,102      1986     1986
Kenwood MOB                  Kenwood MOB                  -      1999     1999
Ohio National                Ohio National            2,937      1996     1996
Pfeiffer Woods Off. Bldg     Pfeiffer Woods Off. Bldg   123      1998     1999
312 Plum                     312 Plum                 4,773      1987     1993

Remington Off. Pk            Remington Pk Bldg A         84      1982     1997
Remington Off. Pk            Remington Pk Bldg B         85      1982     1997
Tri-County Mktpl.            Tri-county Mktpl.          275      1998     1998
Tri. Off. Pk                 Tri. Off. Pk             4,031      1985     1986
Western Hills Mktpl.         Western Hills Mktpl.       266      1998     1997
World Pk                     World Pk Bldg 5          1,137      1987     1988
World Pk                     World Pk Bldg 6            945      1987     1988
World Pk                     World Pk Bldg 7          1,206      1987     1988
World Pk                     World Pk Bldg 8            912      1989     1993
World Pk                     World Pk Bldg 9            639      1989     1993
World Pk                     World Pk Bldg 11           750      1989     1993
World Pk                     World Pk Bldg 14           581      1989     1993
World Pk                     World Pk Bldg 15           514      1990     1993
World Pk                     World Pk Bldg 16           540      1989     1993
World Pk                     World Pk Bldg 18           323      1997     1997
World Pk                     World Pk Bldg 28           403      1998     1998
World Pk                     World Pk Bldg 29           515      1998     1998
World Pk                     World Pk Bldg 31            94      1998     1998

COLUMBUS, OH
------------
Easton Oval                  One Easton Oval            275      1998     1999
Easton Oval                  Two Easton Oval            665      1996     1998
Polaris                      1000 Polaris Pkwy          133      1992     1999
Tuttle Crsg.                 5555 PkCtr. Cir          1,305      1992     1994
Westbelt Dr.                 2190-2200 Westbelt Dr.      59      1986     1998
Westbelt West                Westbelt West #1             - (3)  1999     1999
Zane Trace                   3800 Zane Trace Dr         306      1978     1994
Zane Trace                   3635 Zane Trace Dr.        122      1980     1998
King's Mall                  Applebee's Grnd Lse         36       N/A     1997
Tuttle Crsg.                 Lazarus Grnd Lse             - (4)   N/A     1996
Tuttle Crsg.                 Uno's Grnd Lse              73       N/A     1997
Tuttle Crsg.                 BMW Pking Exp.              21       N/A     1997
Tuttle Crsg.                 Qwest Pking Exp.            15       N/A     1998

COPPELL, TX
-----------
Freeport N.                  Freeport II                112      1996     1999
Freeport N.                  Freeport III                72      1996     1999
Freeport N.                  Freeport IV                153      1996     1999

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr           Twin Oaks                  565      1995     1997

CRYSTAL, MN
-----------
Crystal Indus. Ctr           Crystal Indust. Ctr.       219      1974     1997

DECATUR, IL
-----------
Pk 101                       Illinois Power Grnd Lse      - (4)   N/A     1994

DES PLAINES, IL
---------------
Deckbrand Bldg               Wolf Rd. Bldg.              92      1969     1998
105 East Oakton              105 East Oakton             98      1974     1999

DOWNERS GROVE, IL
-----------------
Executive Towers             Executive Towers I       1,585      1983     1997
Executive Towers             Executive Towers II      1,911      1984     1997
Executive Towers             Executive Towers III     2,094      1987     1997

DUBLIN, OH
----------
MetroCtr. III                MetroCtr. III              673      1983     1996
Scioto Corp. Ctr.            Scioto Corp. Ctr.          288      1987     1996
Tuttle Retail Ctr.           Tuttle Retail Ctr.         984      1996     1995
Tuttle Crsg.                 LCI Intl.                2,945      1990     1993
Tuttle Crsg.                 Sterling 1               1,969      1990     1993
Tuttle Crsg.                 Indiana Insurance          809      1994     1994
Tuttle Crsg.                 Sterling 2                 662      1995     1995
Tuttle Crsg.                 John Alden Life Ins.       902      1995     1995
Tuttle Crsg.                 Cardinal Health          2,305      1995     1995
Tuttle Crsg.                 Sterling 3               1,103      1996     1996
Tuttle Crsg.                 Compmanagement             344      1997     1997
Tuttle Crsg.                 Sterling 4                 577      1998     1998
Tuttle Crsg.                 Pkwood Place             1,059      1997     1997
Tuttle Crsg.                 Nationwide               2,523      1996     1996
Tuttle Crsg.                 Emerald II                 236      1998     1998
Tuttle Crsg.                 Atrium II, Phase I       1,082      1998     1998
Tuttle Crsg.                 Atrium II, Phase II        540      1999     1999
Tuttle Crsg.                 Blazer I                   117      1999     1999

DULUTH, GA
----------
Berkeley Lake Dist. Ctr.    3270 Summit Ridge Pkwy      62       1997     1999
Berkeley Lake Dist. Ctr.    3280 Summit Ridge Pkwy      66       1997     1999
Berkeley Lake Dist. Ctr.    3290 Summit Ridge Pkwy      39       1997     1999
Crestwood Pte.              3805 Crestwood Pkwy        197       1997     1999
Crestwood Pte.              3885 Crestwood Pkwy        172       1998     1999
Meadowbrook                 2450 Meadowbrook Pkwy       39       1989     1999
Meadowbrook                 2475 Meadowbrook Pkwy       43       1986     1999
Meadowbrook                 2500 Meadowbrook Pkwy       31       1987     1999
Meadowbrook                 2505 Meadowbrook Pkwy       29       1990     1999
Other NE I85 Props          4125 Buford Hwy.            67       1995     1999
Pk Creek                    2825 Breckinridge Blvd      37       1986     1999
Pk Creek                    2875 Breckinridge Blvd      59       1986     1999
Pk Creek                    2885 Breckinridge Blvd      84       1997     1999
Pinebrook                   2625 Pinemeadow Ct.         51       1994     1999
Pinebrook                   2660 Pinemeadow Ct.         42       1996     1999
River Green                 3450 River Green Ct.        27       1989     1999
River Green                 4800 River Green Pkwy       24       1989     1999
Bus. Pk at Sugarloaf        2775 Premier Pkwy           58       1997     1999
Bus. Pk at Sugarloaf        3079 Premier Pkwy           89       1998     1999
Bus. Pk at Sugarloaf        6700 Sugarloaf Pkwy        113       1998     1999
Bus. Pk at Sugarloaf        2855 Premier Pkwy           17       1999     1999
Bus. Pk at Sugarloaf        6655 Sugarloaf              47       1998     1999

DUNCAN, SC
----------
Hillside                    170 Pkwy West               43       1995     1999
Hillside                    285 Pkwy East               70       1996     1999
Hillside                    190 Pkwy West               39       1996     1999
Hillside                    265 Pkwy East               55       1999     1999

EAGAN, MN
---------
Apollo Dist. Ctr.           Apollo Indust. Ctr I       388       1997     1997
Apollo Dist. Ctr.           Apollo Indust. Ctr II        -       2000     2000
Eagandale Crsg.             Eagandale Crsg.            330       1998     1998
Eagandale Tech Ctr.         Eagandale Tech Ctr.        291       1998     1998
Silverbell Coms.            Silverbell Coms.           190       1999     1999
Sibley Indus. Ctr.          Sibley Indust. Ctr. I      115       1973     1997
Sibley Indus. Ctr.          Sibley Indust. Ctr. II      75       1972     1997

Sibley Indus. Ctr.          Sibley Indust. Ctr. III     76       1968     1997
Trapp Rd.                   Trapp Rd. Comm. I          198       1996     1998
Trapp Rd.                   Trapp Rd. Comm. Bldg II    319       1998     1998
Yankee Place                Yankee Place               994       1986     1997
Apollo Dist. Ctr.           Apollo Land                  -        N/A     2999

EARTH CITY, MO
--------------
Dukeport                    Dukeport 3                 366       1998     1998
NGIC/Pte. 70                3322 NGIC                  736       1987     1997
MCI                         MCI                        536       1998     1998

EDEN PRAIRIE, MN
----------------
Edenvale Executive Ctr.     Edenvale Executive Ctr.     34       1987     1999
Golden Tri. Tech Ctr.       Golden Tri. Tech Ctr.      332       1997     1998
Valley Gate N.              Valley Gate N.              13       1986     1999

EDINA, MN
---------
Bush Lake Rd.               Edina Interchange VI       150       1967     1997
Cahill Bus. Ctr             Cahill Bus. Ctr.           187       1980     1997
Edina Interchange           Edina Interchange I        214       1995     1997
Edina Interchange           Edina Interchange II       135       1980     1997
Edina Interchange           Edina Interchange III      152       1981     1997
Edina Interchange           Edina Interchange IV       131       1974     1997
Edina Interchange           Edina Interchange V        313       1974     1997
Bush Lake Rd.               Edina Interchange VII       53       1970     1998
Pakwa                       Pakwa I                    164       1979     1997
Pakwa                       Pakwa II                    75       1979     1997
Pakwa                       Pakwa III                   93       1979     1997

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.         Fairfield Bus. Ctr. D       194       1990     1995
Faifield Bus. Ctr.         Fairfield Bus. Ctr. E       294       1990     1995
University Moving          University Moving           200       1991     1995

FENTON, MO
----------
Fenton Interstate Bldgs    Fenton Interstate Bldg. C    23       1986     1999
Fenton Interstate Bldgs    Fenton Interstate Bldg. D    56       1987     1999
Southport                  Southport I                  49       1977     1997
Southport                  Southport II                 45       1978     1997
Southport                  Southport Comm. Ctr.         80       1978     1997

FISHERS, IN
-----------
Delaware Pk               Delaware Pk-Banc One           - (5)   1999     1999
Exit 5                    Exit 5 Bldg I                 46       1999     1999

FLORENCE, KY
------------
Empire Comm. Ctr          Empire Comm. Ctr.            262       1980     1996
Sofa Express-Florence     Sofa Express - Florence       64       1997     1997
KY Dr.                    7910 Kentucky Dr.             67       1980     1997
KY Dr.                    7920 Kentucky Dr.             75       1974     1997

FT. WAYNE, IN
-------------
Coldwater Crsg.           Coldwater Crsg.            2,536       1990     1994

FORT WORTH, TX
---------------

Centreport Dist. Ctr.     14900 Trinity Blvd.          104       1984     1999

FRANKLIN, TN
------------
Aspen Grove Bus. Ctr.     277 Mallory Station           80       1996     1999
Aspen Grove Bus. Ctr.     320 Premier Ct.               83       1996     1999
Aspen Grove Bus. Ctr.     305 Seaboard Lane             98       1998     1999
Aspen Grove Bus. Ctr.     416 Mary Lindsay Polk Dr      75       1996     1999
Aspen Grove Bus. Ctr.     318-II Seaboard Lane          15       1999     1999
Aspen Grove Bus. Ctr.     341 Cool Springs Blvd          - (3)   1999     1999
Aspen Grove Bus. Ctr.     318-1 Seaboard Lane           15       1999     1999
Brentwood S. Bus. Ctr.    119 Seaboard Lane             30       1990     1999
Brentwood S. Bus. Ctr.    121 Seaboard Lane             26       1990     1999
Brentwood S. Bus. Ctr.    123 Seaboard Lane             21       1990     1999

FRIDLEY, MN
-----------
River Rd.                 River Rd. Bus. Ctr. S.       152       1986     1999
University Ctr.           University Ctr. I&II          22       1983     1999

GAHANNA, OH
-----------
Pet Foods Dist.           Pet Foods Dist.              701       1995     1995

GARLAND, TX
-----------
Northgate Intl.           Intl. I                       58       1996     1999
Northgate Intl.           Intl. II                      99       1996     1999

GLENWILLOW, OH
--------------
Emerald Valley            Emerald Valley Bldg 1          - (3)   1999     1999

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr          Decatur Bus. Ctr.            144       1982     1997
Edina Realty              Edina Realty                  79       1965     1998
Golden Hills              Golden Hills 1               250       1996     1998
Golden Hills              Golden Hills 2                69       1999     1999
Golden Hills              Golden Hills 3                76       1999     1999
Minneapolis-West          N. Star Title                122       1965     1998
Silver-Burdett Ginn       Sandburg Indust. Ctr.        141       1973     1997
Minneapolis-West          Tyrol West                    89       1968     1998
801 Zane Ave. N.          801 Zane Ave. N.             115       1989     1997

GREENWOOD, IN
-------------
South Pk                  South Pk Bldg 1              550       1989     1993
South Pk                  South Pk Bldg 2              836       1990     1993
South Pk                  South Pk Bldg 3              672       1990     1993
South Pk                  Brylane Pking Lot             24        N/A     1994

GROVE CITY, OH
--------------
South Pte.                South Pte. Bldg D            348       1997     1997
South Pte.                South Pte. Bldg E            214       1997     1997

GROVEPORT, OH
-------------
Groveport Comm Ctr        Groveport Comm Ctr #2         56       1999    1999
Sun TV                    6600 Port Rd.              1,411       1998     1997

HEBRON, KY
----------
Skyport                   Skyport Bldg. 1              695       1997     1997
Skyport                   Skyport Bldg. 2              279       1998     1999
Skyport                   Skyport Bldg. 4                -       1999     1999
KY, SouthPk               KY. SouthPk Bldg 1           675       1990     1993
KY, SouthPk               Ky. SouthPk Bldg 3           707       1991     1993
KY, SouthPk               Ky. SouthPk Bldg 4           441       1994     1994
KY, SouthPk               CR Services                  692       1994     1994

HOLLYWOOD, FL
-------------
Port 95                   2600 SW 39th St.             168       1999     1999
Port 95                   Port 95 - Spec. Bldg.         42       1999     1999

HOPKINS, MN
-----------
Cornerstone Bus. Ctr.     Cornerstone Bus. Ctr.        454       1996     1997
The Johnson Bldg          The Johnson Bldg             186       1974     1997
Westside Bus. Pk          Westside Bus. Pk             384       1987     1997

INDEPENDENCE, OH
----------------
Corp. Plaza               Corp. Plaza I              1,507       1989     1996
Corp. Plaza               Corp. Plaza II             1,301       1991     1996
Freedom Square            Freedom Square I             414       1980     1996
Freedom Square            Freedom Square II          1,241       1987     1996
Freedom Square            Freedom Square III           849       1997     1997
6111 Oak Tree             6111 Oak Tree                331       1995     1997
Pk Ctr.                   Pk Ctr. Bldg I               673       1998     1998
Pk Ctr.                   Pk Ctr. Bldg 2               139       1999     1999

INDIANAPOLIS, IN
----------------
Cub Ctr.                  Cub Ctr.                   1,856       1986     1986
Michael's Plaza           Michaels Plaza               599       1984     1993
Palomar                   Palomar                      191       1973     1995
Franklin Rd. Bus. Ctr     Franklin Rd. Bus. Ctr.     1,471       1998     1995
Pk 100                    Georgetown Bldg. One         204       1987     1996
Pk 100                    Georgetown Rd. Bldg 2        272       1987     1996
Pk 100                    Georgetown Rd. Bldg 3        176       1987     1996
Nampac Bldg               Nampac Bldg.                 501       1974     1995
Pk 100                    6060 Guion Rd                344       1977     1996
Greenwood Corner Shops    Greenwood Corner Shops     1,185       1986     1986
First IN Branch           First Indiana Branch          41       1988     1993
Hillsdale                 Hillsdale Bldg 4             838       1987     1993
Hillsdale                 Hillsdale Bldg 5             682       1987     1993
Hillsdale                 Hillsdale Bldg 6             658       1987     1993
KATC - S.                 8465 KATC 2-story            166       1983     1995
F.C. Tucker               F.C. Tucker                   43       1978     1993
KATC - N.                 8555 KATC 4-story            541       1985     1997
KATC - N.                 3520 Comm. Crsg.             371       1976     1993
4750 KY Ave.              4750 Kentucky Ave.           206       1974     1996
N. Airport Pk             N. Airport Pk Bldg        21,055       1997     1997
One N. Capitol            One N. Capitol               241       1980     1998
Pk 100                    Pk 100 Bldg 34               593       1979     1986
Pk 100                    Pk 100 Bldg 79               364       1988     1993
Pk 100                    Pk 100 Bldg 80               461       1988     1993
Pk 100                    Pk 100 Bldg 83               454       1989     1993
Pk 100                    Pk 100 Bldg 84               437       1989     1993
Pk 100                    Pk 100 Bldg 95               763       1993     1994
Pk 100                    Pk 100 Bldg 96             1,916       1997     1995
Pk 100                    Pk 100 Bldg 97             1,438       1994     1995

Pk 100                    Pk 100 Bldg 98             1,532       1995     1994
Pk 100                    Pk 100 Bldg 100              570       1995     1995
Pk 100                    Pk 100 Bldg 107              283       1984     1995
Pk 100                    Pk 100 Bldg 109              617       1985     1986
Pk 100                    Pk 100 Bldg 116              966       1988     1988
Pk 100                    Pk 100 Bldg 118              416       1988     1993
Pk 100                    Pk 100 Bldg 119              564       1989     1993
Pk 100                    Pk 100 Retail Bldg 121       164       1989     1993
Pk 100                    Pk 100 Bldg 122              615       1990     1993
Pk 100                    Pk 100 Bldg 125            1,160       1996     1994
Pk 100                    Pk 100 Bldg 126              256       1984     1994
Pk 100                    Pk 100 Bldg 127              313       1995     1995
Pk 100                    Pk 100 Bldg 128            1,681       1996     1996
Pk 100                    Pk 100 Bldg 129              714       1996     1996
Pk 100                    Pk 100 Bldg 130              634       1996     1996
Pk 100                    Pk 100 Bldg 131              812       1997     1997
Pk 100                    Pk 100 Bldg 132              204       1997     1997
Pk 100                    Pk 100 Bldg 133               49       1997     1997
Pk 100                    Pk 100 Bldg 134              239       1998     1998
Woodland Corp. Ctr.       Woodland Corp Centre I       390       1998     1998
Pk 100                    Pk 100 Bldg 136              164       1998     1999
Woodland Corp. Ctr.       Woodland Corp. Ctr. II        76       1999     1999
Pk Fletcher               Pk Fletcher Bldg 14          172       1978     1996
Pkwood Crsg.              One Pkwood                 1,144       1989     1995
Pkwood Crsg.              Two Pkwood                 1,467       1996     1996
Pkwood Crsg.              Three Pkwood               1,153       1997     1997
Pkwood Crsg.              Four Pkwood                  796       1998     1998
Pkwood Crsg.              Five Pkwood                  112       1999     1999
Software Artistry         Software Artistry            541       1998     1998
Woodfield                 8440 Woodfield             1,802       1987     1993
Woodfield                 8425 Woodfield             4,019       1989     1993
4316 West Minnesota       4316 West Minnesota          204       1970     1996
Pk 100                    Norco Windows Pking Lot       12        N/A     1999
Pk 100                    Ups Pking                     27        N/A     1997
Pk 100                    Norgate Grnd Lse               - (4)    N/A     1995
Pk 100                    Zollman Grnd Lse               - (4)    N/A     1994
S. Pk                     S. Pk Grounds                  1        N/A     1996

IRVING, TX
----------
TX Plaza                  Texas Plaza I                 75       1997     1999

JACKSONVILLE, FL
----------------
Centurion Square          8380-8386 Baymeadows Rd       79       1983     1999
Jacksonville Intl.
 Tradeport                13350 Intl. Pk                35       1998     1999
Jacksonville Intl.
 Tradeport                13340 Intl. Pkwy              47       1997     1999
Jacksonville Intl.
 Tradeport                1420 Vantage Way              60       1998     1999
Jacksonville Intl.
 Tradeport                1460 Vantage Way              75       1998     1999
Jacksonville Intl.
 Tradeport                1350 Tradeport Dr.            52       1989     1999
Jacksonville Intl.
 Tradeport                1371 Tradeport Dr.            41       1995     1999
Jacksonville Intl.
 Tradeport                13291 Vantage Way             64       1995     1999
South Pte.                7011 A.C. Skinner Pkwy         - (3)   1999     1999

KENNESAW, GA
-------------
Other NW I-75 Prpos       240 Northpoint Pkwy           75       1997     1999
Town Point                3330 W. Town Point Dr.        28       1994     1999
Town Point                3350 W. Town Point Dr.        29       1995     1999
Town Point                3240 Town Point Dr.           79       1997     1999
Town Point                3391 Town Point Pkwy          43       1999     1999

LAKE FOREST, IL
---------------

Ballard Bldg              Ballard Dr. Bldg.             85       1985     1998
Kraft Bldg                Laurel Dr. Bldg.              46       1981     1998
13825 W. Laurel Dr.       13825 W. Laurel Dr.           36       1985     1999
One Conway Pk             One Conway Pk                727       1989     1998

LAKE MARY, FL
-------------
Northpoint                1025 Greenwood Blvd.         126       1998     1999
Technology Pk             100 Technology Pkwy           52       1986     1999
Technology Pk             525 Technology Pkwy           58       1998     1999
Technology Pk             255 Technology Pkwy           41       1998     1999
Technology Pk             200 Technology Pkwy            - (3)   1999     1999
Technology Pk             250 Technology Pkwy            - (3)   1999     1999

LEBANON, IN
-----------
Lebanon Bus. Pk           American Air Filter          301       1996     1996
Lebanon Bus. Pk           Purity Wholesale             673       1997     1997
Lebanon Bus. Pk           Pamida                       433       1997     1997
Lebanon Bus. Pk           Prentice Hall                999       1998     1998
Lebanon Bus. Pk           Lebanon - General Cable      434       1998     1998
Lebanon Bus. Pk           Lebanon Bldg. 9               74       1999     1999

LEWISVILLE, TX
--------------
Water's Ridge             1550 Lakeway Dr.             137       1997     1999
Water's Ridge             501 E Corp. Dr.               66       1998     1999

LOMBARD, IL
-----------
Yorktown Off. Ctr.        Yorktown Off. Ctr.           350       1981     1998

LOVELAND, OH
------------
Sun TV & Appliances       Montgomery Crsg. Phase I     122       1993     1994
Sports Unlimited          Montgomery Crsg. Phase II    509       1994     1994

MARIETTA, GA
------------
Franklin Forest           805 Franklin Ct.              24       1983     1999
Franklin Forest           810 Franklin Ct.              20       1983     1999
Franklin Forest           811 Livingston Ct.            17       1983     1999
Franklin Forest           825 Franklin Ct.              17       1983     1999
Franklin Forest           830 Franklin Ct.               9       1983     1999
Franklin Forest           835 Franklin Ct.              19       1983     1999
Franklin Forest           840 Franklin Ct.              11       1983     1999
Franklin Forest           821 Livingston Ct.            13       1983     1999
Franklin Forest           841 Livingston Ct.            33       1983     1999
NW Bus. Ctr.              1335 Capital Cir.             26       1985     1999
NW Bus. Ctr.              1337-41-51 Capital Cir.       67       1985     1999
NW Bus. Ctr.              2260 NW Pkwy                  25       1982     1999
NW Bus. Ctr.              2252 NW Pkwy                  12       1982     1999
NW Bus. Ctr.              2242 NW Pkwy                  20       1982     1999
NW Bus. Ctr.              2256 NW Pkwy                  11       1982     1999
NW Bus. Ctr.              2244 NW Pkwy                   6       1982     1999
NW Bus. Ctr.              2150 NW Pkwy                  39       1982     1999
NW Bus. Ctr.              2152 NW Pkwy                  21       1982     1999
NW Bus. Ctr.              2130 NW Pkwy                  35       1982     1999
NW Bus. Ctr.              2270 NW Pkwy                  48       1988     1999
NW Bus. Ctr.              2275 NW Pkwy                  32       1988     1999

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower           Riverport Tower            1,806       1991     1997
Riverport Dist.           Riverport Dist.              126       1990     1997
Riverport Dist.           Scripts Bldg.                507       1992     1997
Riverport Dist.           Riverport Dist. B            113       1989     1997
Riverport Dist.           Riverport 1                  111       1999     1999
West Port                 Westport Ctr. I              592       1998     1998
West Port                 Westport Ctr. II             277       1998     1998
West Port                 Westport Ctr. III            132       1999     1999

MASON, OH
---------
Deerfield Crsg.           Deerfield Crsg. Bldg 1       141       1999     1999
Governor's Pte.           Governor's Pte. 4770       2,233       1986     1988
Governor's Pte.           Governor's Pte. 4700       1,597       1987     1988
Governor's Pte.           Governor's Pte. 4900       1,635       1987     1989
Governor's Pte.           Governor's Pte. 4705       1,909       1988     1993
Governor's Pte.           Governor's Pte. 4800         846       1989     1993
Governor's Pte.           Governor's Pte. 4605       2,946       1990     1993
Bigg's SuperCtr.          Bigg's SuperCtr.             908       1996     1996
Lowes                     Lowes                        534       1999     1997
Anthem Prescription Mgmt  Governor's Pte. 8990         688       1997     1997
Governor's Pte.           Governor's Pte. 4660         537       1997     1997
Governor's Pte.           Governor's Pte. 4680         619       1998     1998

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp. Ctr.    Landerbrook Corp. Ctr. I   1,180       1997     1997
Landerbrook Corp. Ctr.    Landerbrook Corp. Ctr. II    372       1998     1998

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.        120 Declaration Dr.          105       1997     1999
Liberty Dist. Ctr.        130 Declaration Dr.           72       1998     1999

MELROSE PARK, IL
---------------
Aviand Bldg               Janice Ave. Bldg.             40       1956     1998

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus. Ctr.    Enterprise Indust. Ctr.      379       1979     1997

MIAMI, FL
---------
Beacon Ctr.               1701 NW 84th Ave.             69       1992     1999
Beacon Ctr.               1601 NW 84th Ave.             66       1993     1999
Beacon Ctr.               1401 NW 84th Ave.             56       1995     1999
Beacon Ctr.               2000 NW 84th Ave.             89       1989     1999
Beacon Ctr.               1850 NW 84th Ave.             67       1989     1999
Beacon Ctr.               8401 NW 17th St.              43       1993     1999
Beacon Ctr.               8400 NW 17th St.              41       1991     1999
Beacon Ctr.               1600 NW 84th Ave.             62       1992     1999
Beacon Ctr.               1900 NW 84th Ave.             42       1990     1999
Beacon Ctr.               8491 NW 17th St.              30       1990     1999
Beacon Ctr.               1301 NW 84th Ave.             43       1999     1999
Beacon Ctr.               2101 NW 84th Ave.             45       1989     1999
Beacon Ctr.               2001 NW 84th Ave.             65       1992     1999
Beacon Ctr.               2250 NW 84th Ave.             39       1994     1999
Beacon Ctr.               8530 NW 23rd St.              52       1994     1999
Beacon Ctr.               2105 NW 86th Ave.             55       1993     1999
Beacon Ctr.               8501 NW 17th St.             140       1995     1999
Beacon Ctr.               8500 NW 17th St.              45       1995     1999

Beacon Ctr.               8550 NW 17th St.              49       1995     1999
Beacon Ctr.               8400 NW 25th St.             135       1997     1999
Beacon Ctr.               1701 NW 87th Ave.            202       1992     1999
Beacon Ctr.               8600 NW 17th St.             122       1993     1999
Beacon Ctr.               8575 NW 13th Terrace          83       1993     1999
Beacon Ctr.               8323 NW 12th St.             123       1991     1999
Beacon Ctr.               1695 NW 87th Ave.              - (4)    N/A     1999
Beacon Ctr.               8695 NW 12th St.               - (4)    N/A     1999
Beacon Ctr.               8696 NW 13th Terrace           - (4)    N/A     1999
Beacon Ctr.               8695 NW 13th Terrace           - (4)    N/A     1999

MILFORD, OH
-----------
Pk 50                     Pk 50 Bldg 17              1,861       1985     1986
Pk 50                     Pk 50 Bldg 20              2,439       1987     1988
Pk 50                     Pk 50 Bldg 25                891       1989     1993
Pk 50                     Pk 50 Bldg 26              3,076       1991     1993

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.        Broadway Bus. Ctr III         31       1983     1998
Broadway Bus. Ctr.        Broadway Bus. Ctr IV          48       1983     1998
Broadway Bus. Ctr.        Broadway Bus. Ctr V           36       1983     1998
Broadway Bus. Ctr.        Broadway Bus. Ctr VI         110       1983     1998
Broadway Bus. Ctr.        Broadway Bus. Ctr VII        128       1983     1998
Encore Pk                 Encore Pk                    331       1977     1997
10801 Red Cir. Dr.        10801 Red Cir. Dr.           225       1977     1997
Chilies Grnd Lse          Chilies Grnd Lse               - (4)    N/A     1998
Knox Land Lease           Knox Land Lease                - (4)    N/A     1997
Olive Garden Grnd Lse     Olive Garden Grnd Lse          - (4)    N/A     1998
University Land Lease     University Land Lease          - (4)    N/A     1997

MONROE, OH
----------
Monroe Bus. Ctr.          Monroe Bus. Ctr. Bldg. 1     118       1992     1999

MORRISVILLE, NC
---------------
Enterprise Ctr.           507 Airport Blvd.             98       1993     1999
Enterprise Ctr.           5151 McCrimmon Pkwy           98       1995     1999
Enterprise Ctr.           2600 Perimeter Pk Dr.         70       1997     1999
Enterprise Ctr.           5150 McCrimmon Pkwy          132       1998     1999
Enterprise Ctr.           2400 Perimeter Pk Dr.         93       1999     1999
MetroCtr.                 3000 Perimeter Pk Dr.         39       1989     1999
MetroCtr.                 2900 Perimeter Pk Dr.         28       1990     1999
MetroCtr.                 2800 Perimeter Pk Dr.         60       1992     1999
Perimeter Pk              100 Perimeter Pk Dr.          51       1987     1999
Perimeter Pk              200 Perimeter Pk Dr.          52       1987     1999
Perimeter Pk              300 Perimeter Pk Dr.          50       1986     1999
Perimeter Pk              400 Perimeter Pk Dr.          70       1983     1999
Perimeter Pk              500 Perimeter Pk Dr.          76       1985     1999
Perimeter Pk              800 Perimeter Pk Dr.          57       1984     1999
Perimeter Pk              900 Perimeter Pk Dr.          44       1982     1999
Perimeter Pk              1000 Perimeter Pk Dr.         46       1982     1999
Perimeter Pk W.           1100 Perimeter Pk Dr.         90       1990     1999
Perimeter Pk W.           1400 Perimeter Pk Dr.         51       1991     1999
Perimeter Pk W.           1500 Perimeter Pk Dr.        128       1996     1999
Perimeter Pk W.           1600 Perimeter Pk Dr.        120       1994     1999
Perimeter Pk W.           1800 Perimeter Pk Dr.         65       1994     1999
Perimeter Pk W.           2000 Perimeter Pk Dr.        101       1997     1999
Perimeter Pk W.           1700 Perimeter Ctr. W.       141       1997     1999
Perimeter Pk W.           3900 N. Paramount Pkwy       165       1998     1999
Perimeter Pk W.           3900 S. Paramount Pkwy        87       2000     1999

Perimeter Pk W.           5200 Paramount Pkwy            - (3)   1999     1999
Research Tri. Indus. Ctr. 409 Airport Blvd Bldg A       21       1983     1999
Research Tri. Indus. Ctr. 409 Airport Blvd Bldg B       12       1986     1999
Research Tri. Indus. Ctr. 409 Airport Blvd Bldg C       34       1982     1999
Woodlake Ctr.             100 Innovation Ave.           49       1994     1999
Woodlake Ctr.             101 Innovation Ave.           50       1997     1999
Woodlake Ctr.             200 Innovation Dr.            58       1999     1999
Woodlake Ctr.             501 Innovation Ave.            - (3)   1999     1999

NASHVILLE, TN
-------------
AirPk Bus. Ctr.           1420 Donelson Pike            68       1985     1999
AirPk Bus. Ctr.           1410 Donelson Pike            86       1986     1999
AirPk Bus. Ctr.           1400 Donelson Pike            66       1996     1999
AirPk Bus. Ctr.           400 AirPk Ctr.                26       1989     1999
AirPk Bus. Ctr.           500 AirPk Ctr. Dr.            44       1988     1999
AirPk Bus. Ctr.           600 Airport Ctr. Dr.          41       1990     1999
AirPk Bus. Ctr.           700 AirPk Ctr. Dr.            39       1992     1999
AirPk Bus. Ctr.           800 AirPk Ctr. Dr.            52       1995     1999
AirPk Bus. Ctr.           900 AirPk Ctr. Dr.            42       1995     1999
AirPk Bus. Ctr.           1000 AirPk Ctr. Dr.          118       1997     1999
AirPk Bus. Ctr.           5270 Harding Place            30       1996     1999
AirPk Bus. Ctr.           1415 Donelson Pike           106       1996     1999
AirPk Bus. Ctr.           1413 Donelson Pike            34       1996     1999
AirPk Bus. Ctr.           5233 Harding Place            49       1998     1999
Cumberland Bus.Ctr.       431 Great Cir. Rd.           111       1999     1999
Four-Four Bus. Ctr.       700 Melrose Ave.              78       1997     1999
Four-Four Bus. Ctr.       684 Melrose Ave.             100       1998     1999
Four-Four Bus. Ctr.       458 Melrose Ave.              70       1997     1999
Four-Four Bus. Ctr.       784 Melrose Ave.              51       1999     1999
Greenbriar Bus. Pk        Greenbriar Bus. Pk           873       1986     1994
Haywood Oaks              Haywood Oaks Bldg 2          342       1988     1993
Haywood Oaks              Haywood Oaks Bldg 3          456       1988     1993
Haywood Oaks              Haywood Oaks Bldg 4          366       1988     1993
Haywood Oaks              Haywood Oaks Bldg 5          764       1988     1993
Haywood Oaks              Haywood Oaks Bldg 6        1,126       1989     1993
Haywood Oaks              Haywood Oaks Bldg 7          595       1995     1995
Haywood Oaks              Haywood Oaks Bldg 8          625       1997     1997
Lakeview Place            Three Lakeview                 7       1999     1999
Lakeview Place            One Lakeview Place           329       1986     1998
Lakeview Place            Two Lakeview Place           328       1988     1998
Metropolitan Airport Ctr. Metro Airport Ctr. Bldg 1     79       1999     1999
MetroCtr.                 545 Mainstream Dr.            78       1983     1999
MetroCtr.                 566 Mainstream Dr.            53       1982     1999
MetroCtr.                 621 Mainstream Dr.            35       1984     1999
Metro Ctr.                MetroCtr. Flex Bldg I          -       2000     2000
Nashville Bus. Ctr.       3300 Briley Pk Blvd.         131       1997     1999
Royal Pkway Ctr.          2515 Perimeter Pk             60       1990     1999
Royal Pkway Ctr.          500 Royal Pkwy                57       1990     1999
Lakeview Place            Lakeview Grounds               -        N/A     1999

NEW HOPE, MN
------------
Bass Lake Bus. Bldg       Bass Lake Bus. Bldg           96       1981     1997

NILES, IL
---------
U.S. Industries           Touhy Ave. Bldg.             149       1971     1998
Tam Ctr.                  Jarvis Ave. Bldg.            204       1969     1998

NORCROSS, GA
------------
3045 Bus. Pk Dr.          3045 Bus. Pk Dr.              25       1998     1999

Gwinnett Pk               1750 Beaver Ruin              83       1997     1999
Gwinnett Pk               4258 Communications Dr.       30       1981     1999
Gwinnett Pk               4261 Communications Dr.       23       1981     1999
Gwinnett Pk               4291 Communications Dr.       18       1981     1999
Gwinnett Pk               1826 Doan Way                 39       1984     1999
Gwinnett Pk               1857 Doan Way                  5       1970     1999
Gwinnett Pk               1650 Intl. Blvd.              27       1984     1999
Gwinnett Pk               4245 Intl. Blvd.             133       1995     1999
Gwinnett Pk               4250 Intl. Blvd.              38       1986     1999
Gwinnett Pk               4295 Intl. Blvd.              29       1984     1999
Gwinnett Pk               4320 Intl. Blvd.              25       1984     1999
Gwinnett Pk               4350 Intl. Blvd.              38       1982     1999
Gwinnett Pk               4355 Intl. Blvd.              37       1983     1999
Gwinnett Pk               4405A Intl. Blvd.             33       1984     1999
Gwinnett Pk               4405B Intl. Blvd.             48       1984     1999
Gwinnett Pk               4405C Intl. Blvd.              9       1984     1999
Gwinnett Pk               1828 Meca Way                 32       1975     1999
Gwinnett Pk               1858 Meca Way                 23       1975     1999
Gwinnett Pk               4316 Pk Dr.                   19       1980     1999
Gwinnett Pk               4317 Pk Dr.                   22       1985     1999
Gwinnett Pk               4357 Pk Dr.                   28       1979     1999
Gwinnett Pk               4366 Pk Dr.                    6       1981     1999
Gwinnett Pk               4386 Pk Dr.                   35       1973     1999
Gwinnett Pk               4436 Pk Dr.                   28       1968     1999
Gwinnett Pk               4437 Pk Dr.                   32       1978     1999
Gwinnett Pk               4467 Pk Dr.                   20       1978     1999
Gwinnett Pk               4476 Pk Dr.                   21       1977     1999
Gwinnett Pk               4487 Pk Dr.                   47       1978     1999
Gwinnett Pk               1835 Shackelfort Ct.          88       1990     1999
Gwinnett Pk               1854 Shackleford Rd.         103       1995     1999
Gwinnett Pk               4274 Shackleford Rd.          45       1974     1999
Gwinnett Pk               4275 Shackleford Ct.          21       1985     1999
Gwinnett Pk               4344 Shackleford Rd.          28       1975     1999
Gwinnett Pk               4355 Shackleford Rd.          84       1972     1999
Gwinnett Pk               4364 Shackleford Rd.          12       1973     1999
Gwinnett Pk               4366 Shackleford Rd.          32       1981     1999
Gwinnett Pk               4388 Shackleford Rd.          49       1981     1999
Gwinnett Pk               4400 Shackleford Rd.          19       1981     1999
Gwinnett Pk               4444 Shackleford Rd.          37       1979     1999
Gwinnett Pavillion        1480 Beaver Ruin Rd.          13       1989     1999
Gwinnett Pavillion        1505 Pavilion Place           81       1988     1999
Gwinnett Pavillion        3883 Steve Reynolds Blvd.     60       1990     1999
Gwinnett Pavillion        3890 Steve Reynolds Blvd.     37       1991     1999
Gwinnett Pavillion        3905 Steve Reynolds Blvd.     26       1995     1999
Gwinnett Pavillion        3950 Steve Reynolds Blvd.     37       1992     1999
Gwinnett Pavillion        4020 Steve Reynolds Blvd.     26       1997     1999
Gwinnett Pavillion        4025 Steve Reynolds Blvd.     39       1994     1999
Northwoods                2915 Ct.yards Dr.             25       1986     1999
Northwoods                2925 Ct.yards Dr.             39       1986     1999
Northwoods                2975 Ct.yards Dr.             15       1986     1999
Northwoods                2995 Ct.yards Dr.             11       1986     1999
Northwoods                2725 Northwoods Pkwy          31       1984     1999
Northwoods                2755 Northwoods Pkwy          35       1986     1999
Northwoods                2775 Northwoods Pkwy          30       1986     1999
Northwoods                2850 Colonnades Ct.           65       1988     1999
Northwoods                3040 Northwoods Pkwy          22       1984     1999
Northwoods                3044 Northwoods Cir.           9       1984     1999
Northwoods                3055 Northwoods Pkwy          19       1985     1999
Northwoods                3075 Northwoods Pkwy          35       1985     1999
Northwoods                3080 Northwoods Cir.          35       1952     1999
Northwoods                3100 Northwoods Pkwy          31       1985     1999
Northwoods                3155 Northwoods Pkwy          31       1985     1999
Northwoods                3175 Northwoods Pkwy          25       1985     1999

NE I85                    6525-27 Jimmy Carter Blvd.    52       1983     1999
NE I85                    5755 Peachtree Indust. Blvd.  47       1997     1999
NE I85                    5765 Peachtree Indust. Blvd.  57       1997     1999
NE I85                    5775 Peachtree Indust. Blvd.  58       1997     1999
Pinebrook                 2450 Satellite Blvd.          47       1994     1999
Peachtree Corns.Bus.Ctr.  5401 Buford Hwy.              20       1987     1999
Peachtree Corns.Bus.Ctr.  5403 Buford Hwy.              34       1987     1999
Peachtree Corns.Bus.Ctr.  5405 Buford Hwy.              22       1989     1999
Peachtree Corns.Bus.Ctr.  5409 Buford Hwy.              42       1989     1999
Peachtree Corns.Tech Ctr. 3170 Reps Miller Rd.          45       1998     1999
Peachtree Corns.Tech Ctr. 3180 Reps Miller Rd.          36       1998     1999
Peachtree Corns.Tech Ctr. 3190 Reps Miller Rd.          39       1998     1999

NORTH OLMSTEAD, OH
------------------
Corp. Ctr.                Corp. Ctr. I                 737       1985     1996
Corp. Ctr.                Corp. Ctr. II                887       1987     1996
Corp. Ctr.                Corp. Ctr. III               162       1999     1999

OLIVETTE, MO
------------
1920 Beltway              1920 Beltway                 130       1986     1996
I-170 Ctr.                I-170 Ctr.                   443       1986     1996
Warson Comm. Ctr.         Warson Comm. Ctr.            245       1997     1998

ORLANDO, FL
-----------
Airport Comm. Ctr.        8500 Parkline Blvd            51       1986     1999
Airport Comm. Ctr.        8501 Parkline Blvd.           17       1991     1999
Airport Comm. Ctr.        8549 Parkline Blvd.           13       1992     1999
Airport Comm. Ctr.        8351 Parkline Blvd.           26       1994     1999
Airport Comm. Ctr.        8249 Parkline Blvd            22       1996     1999
Airport Comm. Ctr.        1630 Prime Ct.                23       1996     1999
Airport Comm. Ctr.        1629 Prime Ct.                34       1997     1999
Bus. Centre               7101 TPC Dr.                  80       1998     1999
Parksouth Dist. Ctr.      2500 Principal Row            60       1996     1999
Parksouth Dist. Ctr.      2490 Principal Row            57       1997     1999
Parksouth Dist. Ctr.      2491 Principal Row            54       1998     1999
Parksouth Dist. Ctr.      9600 Parksouth Ct.            61       1997     1999
Parksouth Dist. Ctr.      9550 Parksouth Ct.            93       1999     1999

PEPPER PIKE, OH
---------------
Corp. Cir.                Corp. Cir.                   993       1983     1996

PLANO, TX
---------
Legacy Bus. Pk            Metasolv Bldg. Phase I        78       1997     1999
Legacy Bus. Pk            Metasolv Bldg. Phase II        - (3)   1999     1999

PLYMOUTH, MN
------------
Medicine Lake Indus. Ctr  Medicine Lake Indus. Ctr.    361       1970     1997
Medicine Lake Pro Bldg    Medicine Lake Prof Bldg       24       1970     1997
Plymouth Off./Tech Ctr.   Plymouth Off./Tech Ctr.       72       1986     1998
Plymouth Service Ctr.     Plymouth Service Ctr.         24       1978     1999
Westpoint Bldgs           Westpoint Bus. Ctr             7       1978     1999
Westpoint Bldgs           Westpoint Bldg B&C            27       1978     1999
Minneapolis               Westpoint Bldg D&E            26       1978     1999

RALEIGH, NC
-----------
Interchange Plaza         5520 Capital Ctr. Dr.         77       1993     1999

Interchange Plaza         801 Jones Franklin Rd.       102       1995     1999
Spring Forest Bus. Ctr.   3200 Spring Forest Rd.        62       1986     1999
Spring Forest Bus. Ctr.   3100 Spring Forest Rd.        55       1992     1999

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk        Crossroads Bldg. 2           169       1999     1999

ROSWELL, GA
-----------
Hembree Crest             11545 Wills Rd.               79       1998     1999
Hembree Pk                105 Hembree Pk Dr.            24       1988     1999
Hembree Pk                150 Hembree Pk Dr.            52       1985     1999
Hembree Pk                200 Hembree Pk Dr.            26       1985     1999
Hembree Pk                645 Hembree Pkwy              32       1986     1999
Hembree Pk                655 Hembree Pkwy              34       1986     1999
Hembree Pk                250 Hembree Pk Dr.            65       1996     1999
Hembree Pk                660 Hembree Pk Dr.            62       1998     1999
Mansell Coms.             993 Mansell Rd.               16       1987     1999
Mansell Coms.             995 Mansell Rd.               11       1987     1999
Mansell Coms.             997 Mansell Rd.                8       1987     1999
Mansell Coms.             999 Mansell Rd.               12       1987     1999
Mansell Coms.             1003 Mansell Rd.              17       1987     1999
Mansell Coms.             1005 Mansell Rd.              11       1987     1999
Mansell Coms.             1007 Mansell Rd.              34       1987     1999
Mansell Coms.             1009 Mansell Rd.              31       1986     1999
Mansell Coms.             1011 Mansell Rd.              32       1984     1999
Northmeadow               1100 Northmeadow Pkwy         56       1989     1999
Northmeadow               1150 Northmeadow Pkwy         39       1988     1999
Northmeadow               1125 Northmeadow Pkwy         45       1987     1999
Northmeadow               1175 Northmeadow Pkwy         45       1987     1999
Northmeadow               1250 Northmeadow Pkwy         53       1989     1999
Northmeadow               1225 Northmeadow Pkwy         43       1989     1999
Northmeadow               1325 Northmeadow Pkwy         79       1990     1999
Northmeadow               1335 Northmeadow Pkwy        100       1996     1999
Northmeadow               11390 Old Roswell Rd.         45       1997     1999
Northmeadow               1400 Hembree Rd.              41       1998     1999
Northmeadow               245 Hembree Pk Dr.            31       1999     1999
Northmeadow               1357 Hembree Rd.               - (3)   1999     1999
Northmeadow               Northmeadow BD IV             36       1999     1999
Northmeadow               Northmeadow Service Ctr V     40       1999    1999
North Central            10745 Westside Pkwy           88       1995     1999

SEVEN HILLS, OH
---------------
Rock Run                  Rock Run - N.                610       1984     1996
Rock Run                  Rock Run - Ctr.              825       1985     1996
Rock Run                  Rock Run - S.                767       1986     1996

SHARONVILLE, OH
---------------
Enterprise Pk             Enterprise Bldg 1          1,080       1990     1993
Enterprise Pk             Enterprise Bldg 2            898       1990     1993
Enterprise Pk             Enterprise Bldg A             83       1987     1995
Enterprise Pk             Enterprise Bldg B            154       1988     1995
Enterprise Pk             Enterprise Bldg D            502       1989     1995
Mosteller Dist. Ctr.      Mosteller Dist. Ctr.       1,253       1996     1996
Mosteller Dist. Ctr.      Mosteller Dist. Ctr. II      506       1997     1997
Perimeter Pk              Perimeter Pk Bldg A          106       1991     1996
Perimeter Pk              Perimeter Pk Bldg B          101       1991     1996

SOLON, OH
---------

Fountain Pkway            Pioneer-Standard Elect.      234       1998     1999
Fountain Pkway            Fountain Pkwy Bldg 1         142       1998     1998
6450 Davis                6450 Davis                     - (5)   1999     1999
Solon                     30600 Carter                 316       1971     1997
Solon                     6230 Cochran                 157       1977     1997
Solon                     31900 Solon - Front          106       1974     1997
Solon                     5821 Harper                  147       1970     1997
Solon                     6161 Cochran                  95       1978     1997
Solon                     5901 Harper                   88       1970     1997
Solon                     29125 Solon                  113       1980     1997
Solon                     6661 Cochran                  64       1979     1997
Solon                     6521 Davis                    29       1979     1997
Solon                     30301 Carter St.             138       1972     1999

ST. CHARLES, IL
---------------
Kirk Rd. Bldg             Kirk Rd. Bldg.                89       1990     1998

ST. CHARLES, MO
---------------
Alfa-Laval                Alfa-Laval                   428       1996     1996

ST. LOUIS PARK, MN
------------------
Cedar Lake Bus. Ctr      Cedar Lake Bus. Ctr.          113       1976     1997
5219 Bldgs               5219 Bldg.                     24       1965     1998
Minneapolis-West         Novartis Warehouse            441       1960     1998
Minneapolis-West         N. Plaza                       89       1966     1998
7320 Oxford St.          Oxford Indust. Bldg            32       1971     1997
Minneapolis-West         S. Plaza                      102       1966     1998
Minneapolis-West         Travelers Express Towers      549       1987     1999

ST. LOUIS, MO
-------------
Craig Pk Ctr.            Craig Pk Ctr.                  66       1984     1998
NGIC/Pte. 70             3300 Pte. 70                  535       1989     1997
Laumeier Off. Pk         Laumeier I                  1,443       1987     1995
Laumeier Off. Pk         Laumeier II                 1,313       1988     1995
Maryville Ctr.           500-510 Maryville Ctr.      1,401       1984     1997
Maryville Ctr.           530 Maryville Ctr.            858       1990     1997
Maryville Ctr.           550 Maryville Ctr.            692       1988     1997
Maryville Ctr.           635-645 Maryville Ctr.      1,332       1987     1997
Maryville Ctr.           655 Maryville Ctr.            733       1994     1997
Maryville Ctr.           540 Maryville Ctr.            861       1990     1997
Maryville Ctr.           520 Maryville Ctr.            536       1998     1999
Riverport                Express Scripts HQ            463       1999     1999
St. Louis Bus. Ctr.      St. Louis Bus. Ctr. A          44       1987     1998
St. Louis Bus. Ctr.      St. Louis Bus. Ctr. B          75       1986     1998
St. Louis Bus. Ctr.      St. Louis Bus. Ctr. C          65       1986     1998
St. Louis Bus. Ctr.      St. Louis Bus. Ctr. D          53       1987     1998
Westmark                 Westmark                    1,094       1987     1995
Westview Place           Westview Place              1,341       1988     1995

ST. PAUL, MN
------------
University Crsg.         University Crsg.              213       1990     1998

ST. PETERS, MO
--------------
Horizon Bus. Ctr.        Horizon Bus. Ctr.             114       1985     1998

STRONGSVILLE, OH
----------------

Pk 82                    Pk 82 Bldg 2                  152       1998     1998
Pk 82                    Pk 82 Bldg 1                  126       1998     1998
Pk 82                    Pk 82 Bldg 3                   23       1999     1999
Johnson Controls         Johnson Controls              161       1972     1997
Dyment                   Dyment                        351       1988     1997

SUNSET HILLS, MO
----------------
Laumeier Off. Pk         Laumeier IV                   317       1987     1998

SUWANEE, GA
-----------
Horizon                  90 Horizon Dr.                 13       1992     1999
Horizon                  225 Horizon Dr.                42       1990     1999
Horizon                  250 Horizon Dr.                85       1997     1999
Horizon                  70 Crestridge Dr.              77       1998     1999
Horizon                  2700 Crestridge               238       1998     1999
Horizon                  2775 Horizon Ridge            106       1996     1999
Horizon                  2780 Horizon Ridge             83       1997     1999
Horizon                  2800 Vista Ridge Dr.           79       1995     1999
Horizon Bus. Ctr         410 Horizon Dr.               103       1999     1999
N.brook                  1000 N.brook Pkwy              57       1986     1999
N.brook                  675 Old Peachtree Rd.          59       1988     1999
North Central            7250 McGinnis Ferry Rd.        59       1996     1999

TAMPA, FL
---------
Faifield Bus. Ctr.       8640 Elm Fair Blvd.            34       1998     1999
Faifield Bus. Ctr.       4720 Oak Fair Blvd.            61       1998     1999
Fairfield Dist. Ctr.     4758 Oak Fair Blvd.            26       1999     1999
Fairfield Dist. Ctr.     Fairfield Dist. Ctr IV          - (3)   1999     1999
Highland Oaks            Highland Oaks I               229       1999     1999

TWINSBURG, OH
-------------
Enterprise Pkway         Enterprise Pkwy #1             60       1995     1998

WEST CHESTER, OH
----------------
World Pk                 World Pk at Union Ctr 1       173       1998     1998
World Pk                 World Pk at Union Ctr 2        71       1999     1999
World Pk                 World Pk at Union Ctr 3       268       1998     1999
World Pk                 World Pk at Union Ctr 4        29       1999     1999
World Pk                 World Pk at Union Ctr 5         4       1999     1999
World Pk                 World Pk at Union Ctr 6       126       1999     1999
World Pk                 World Pk at Union Ctr         843       1999     1999

WESTERVILLE, OH
---------------
Polaris                  Liebert                       119       1999     1999

WESTMONT, IL
------------
Oakmont Tech Ctr.        Oakmont Tech Ctr.             254       1989     1998
Oakmont Cir. Off.        Oakmont Cir. Off.             413       1990     1998

WHEELING, IL
------------
Abbott Bldg              Abbott Dr. Bldg.               39       1989     1998

Eliminations             Eliminations                    -        N/A      N/A
                  Secured debt on non-bldgs
                                                   -------
                                 Totals            254,574
                                                   =======

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER  31,1999
                                 (IN THOUSANDS)
(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

(3)  1999 Building was placed in service in December 1999.

(4)  1999 Land leases not depreciated.

(5) Building is not being depreciated as it is designated as held for sale by the Partnership.


                         Real Estate Assets          Accumulated Depreciation
                 --------------------------------  -----------------------------
                    1999       1998       1997       1999      1998       1997
                    ----       ----       ----       ----      ----       ----
Balance at
 beginning
 of year       $2,403,779  $1,823,218  $1,181,431  $179,887  $116,264  $ 82,207
  Acquisitions    162,876     324,043     525,751         -         -         -
  Merger with
   Weeks
   Corporation  1,659,578
  Construction
   costs and
   tenant
   improvements   537,865     251,899     156,745         -         -         -
  Depreciation
   expense              -           -           -   100,063    61,414    39,768
  Acquisition
   of minority
   interest        49,472       5,450      19,446         -         -         -
                ---------   ---------   ---------   -------   -------   -------
                4,813,570   2,404,610   1,883,373   279,950   177,678   121,975

Deductions during year:
 Cost of
 real estate
 sold             (86,664)     (1,329)    (32,333)  (24,851)     (337)   (4,224)
 Contribution
  to Joint
  Venture                           0     (27,873)        -         0      (950)
 Other                  -         498          51      (525)    2,546      (537)
                ---------   ---------   ---------   -------   -------   -------
  Balance at
   end of
   year        $4,726,906  $2,403,779  $1,823,218  $254,574  $179,887  $116,264
                =========   =========   =========   =======   =======   =======

   3.  EXHIBITS

     Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Partnership and the General Partner and are herein incorporated by reference thereto.

NUMBER                             DESCRIPTION
------                             -----------
2.1 Agreement and Plan of Merger, dated as of February 28, 1999, by and between Duke-Weeks Realty Realty Corporation (f/k/a Duke Realty Investments, Inc.) and Weeks Corporation incorporated by reference to exhibit 10.1 of Duke Realty Investments, Inc.'s Form 8-K, dated February 28, 1999.

2.2 Agreement and Plan of Merger, dated as of February 28, 1999, by and between Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) and Weeks Realty, L.P. incorporated by reference to exhibit
     10.2 of Duke Realty Investments, Inc.'s Form 8-K, dated February 28, 1999.

4.1 Second Amended and Restated Agreement of Limited Partnership of Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) is incorporated herein by reference to
     Exhibit 4.1 of the Partnership's Form 8-K filed on July  16,
     1999.

4.2 Indenture between Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on Form 8-K dated September 22, 1995.

4.3 First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on Form 8-K filed September 22, 1995.

4.4 Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed July 12, 1996.

4.5 Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed May 20, 1997.

4.6 Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Form S-4 dated May 4, 1999 (Merger Registration Statement).

4.7 Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 1, 1998.

4.8 Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed February 12, 1999.

4.9 Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 29, 1999.

4.10 Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed November 15, 1999.

4.11 Indenture between Weeks Realty, L.P. and State Street Bank and Trust Company, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 3, 1998.

4.12 First Supplement to Indenture, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 2, 1998.

10.1 Second Amended and Restated Agreement of Limited Partnership
     of  Duke  Realty Services Limited Partnership (the "Services
     Partnership")  are  incorporated  herein  by  reference   to
     Exhibit 10.4 of the DRE 10-K.

10.2 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration
     Statement.

10.3 Duke  Realty Services Limited Partnership 1993 Stock  Option
     Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement. *

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

10.6 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to the Partnership is incorporated herein by reference to Exhibit 10.7 to the 1993
     Registration Statement.

10.7 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993
     Registration Statement.

10.8 Contribution Agreement for certain contracts contributed by Duke Associates to the Partnership is incorporated herein by reference to Exhibit 10.9 to the 1993 Registration Statement.

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP

10.9 Stock Purchase Agreement is incorporated herein by reference to Exhibit
     10.10 to the 1993 Registration Statement.

10.10 Indemnification Agreement is incorporated herein by reference to Exhibit to 10.11 to the 1993 Registration
     Statement.

10.11 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.*

10.12 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form
     10-K for the year ended December 31, 1995. *

10.13 1995 Shareholder Value Plan is incorporated herein by reference to
     Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995. *

10.14 1998 Duke Realty Severance Pay Plan is incorporated herein by reference to Exhibit 10.15 to the Partnership's Form 10-K filed March 31, 1999. *

10.15 Revolving Credit Agreement dated July 2, 1999, by and among Duke-Weeks Realty Limited Partnership as borrower, Duke-Weeks Realty Corporation as General Partner and guarantor, Banc One Capital Markets, Inc. and Wachovia Securities, Inc. ("Wachovia") as lead arrangers and joint book runners, Wells Fargo Bank, National Association ("Wells Fargo"), as co-arranger, the First National Bank of Chicago as lender and administrative agent, Wells Fargo and Wachovia as co-syndication agents, First Union National Bank and PNC Bank as co-agents and lenders, is hereby incorporated by reference to
     Exhibit 10.1 to the Registrant's Form 8-K filed March 17, 2000.

10.16 Second Amended and Restated Revolving Credit Agreement by and among Duke-Weeks Realty Limited Partnership(the "Borrower"), Duke-Weeks Realty Corporation (the "General Partner" and the "Guarantor"), First Chicago Capital Markets, Inc. ("FCCM") and Wells Fargo Bank, National Association ("Wells Fargo") (collectively, the "Arrangers"), The First National Bank of Chicago ("First Chicago") as a Lender and not individually, but as "Administrative Agent", Wells Fargo as Syndication Agent, PNC Bank, National Association ("PNC"), as Documentation Agent, Commerzbank A.G. Chicago Branch ("Commerzbank") and Bank of America National Trust and Savings Association ("Bank of America") as Co-Agents, is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 17, 2000.

11.1 Statement of Computation of Ratios Earnings to Fixed Changes

11.2 Statement of Computation of Ratios Earnings to Debt Service

21.  List of Subsidiaries of Registrant.

23.  Consent of KPMG LLP.

24.  Executed powers of attorney of certain directors.

27.  Financial Data Schedule

99.1 Selected Quarterly Financial Information
                                     - 76 -

                      DUKE-WEEKS REALTY LIMITED PARTNERSHIP

     * Represents Management contract or compensatory plan or arrangement.

     The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1999 Annual Meeting of the General Partner shareholders.

(B)  Reports on Form 8-K

     The Partnership filed Form 8-K on November 15, 1999 to file exhibits in connection with the issuance of 7.75% Series Notes due 2009.
                                     - 77 -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUKE-WEEKS REALTY LIMITED
                                        PARTNERSHIP

                                        By:  Duke-Weeks Realty Corporation
                                                Its General Partner


     March 31, 2000                     By:  /s/  Thomas L. Hefner
                                             -----------------------
                                          Thomas L. Hefner
                                          President and Chief Executive Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                             -----------------------
                                              Darell E. Zink, Jr.
                                              Executive Vice President and
                                                 Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                             -----------------------
                                              Dennis D. Oklak
                                              Executive Vice President and
                                               Chief Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title
          ---------                ----                ------

     /s/ Thomas L. Hefner *     3/31/00      Chairman of the Board, President
     ----------------------     -------
     Thomas L. Hefner                         and Chief Executive Officer  and
                                              Director

     /s/ Darell E. Zink, Jr. *  3/31/00      Executive Vice President and Chief
     ----------------------     -------
     Darell E. Zink, Jr.                     Financial Officer and Director

     /s/ Dennis D. Oklak *      3/31/00      Executive Vice President and
     ----------------------     -------
     Dennis D. Oklak                           Chief Administrative Officer

     /s/ Barrington Branch *         3/31/00        Director
     ----------------------          --------
     Barrington Branch

      /s/ Geoffrey Button *          3/31/00        Director
     ----------------------          --------
     Geoffrey Button

     /s/ William Cavanaugh, III *    3/31/00        Director
     --------------------------      --------
     William Cavanaugh, III

     /s/ Ngaire E. Cuneo *           3/31/00        Director
     ----------------------         --------
     Ngaire E. Cuneo

     /s/ Charles R. Eitel *          3/31/00        Director
     ----------------------         --------
     Charles R. Eitel

     /s/ Howard L. Feinsand *        3/31/00        Director
     ----------------------          -------
     Howard L. Feinsand

     /s/ L. Ben Lytle *              3/31/00        Director
     ----------------------          -------
     L. Ben Lytle

     /s/ William O. McCoy *          3/31/00        Director
     ----------------------          -------
     William O. McCoy

     /s/ John W. Nelley, Jr.  *      3/31/00        Director
     ----------------------          -------
     John W. Nelley, Jr.

     /s/ James E. Rogers *          3/31/00         Director
     ----------------------         -------
     James E. Rogers

     /s/ Thomas D. Senkbeil *       3/31/00         Director
     ----------------------         --------
     Thomas D. Senkbeil

     /s/ Jay J. Strauss  *          3/31/00         Director
     ----------------------         --------
     Jay J. Strauss

      /s/ A. Ray Weeks, Jr.  *      3/31/00         Director
     ----------------------        --------
     A. Ray Weeks, Jr.


     * By Dennis D. Oklak, Attorney-in-Fact  /s/  Dennis D. Oklak
                                             --------------------