Form 10-Q
period 2000-03-31
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2000-05-15
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2000
                                        --------------
                                    OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                   ------    ------
---------------------------------------------------------------------------


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

                      Yes  X   No _________

The number of Limited Partnership Units outstanding as of April 30, 2000 was 19,187,880.

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       March 31, 2000 (Unaudited) and December 31, 1999            2

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 2000 and 1999
       (Unaudited)                                                 3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 2000  and 1999 (Unaudited)     4

     Condensed Consolidated Statement of Partners' Equity for
       the three months ended March 31, 2000 (Unaudited)           5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                               6-11

     Independent Accountants' Review Report                        12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     13-18

PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings                                  19
     Item 2.   Changes in Securities                              19
     Item 3.   Defaults Upon Senior Securities                    19
     Item 4.   Submission of Matters to a Vote of
                Security Holders                                  19
     Item 5.   Other Information                                  19
     Item 6.   Exhibits and Reports on Form 8-K                   19

Signatures                                                        20

Exhibits

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS


          DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                              March 31,  December 31,
                                                2000        1999
                                              ---------  -----------
  ASSETS                                  (UNAUDITED)
  ------
  Real estate investments:
     Land and improvements                  $   610,651  $   602,789
     Buildings and tenant improvements        4,149,512    4,124,117
     Construction in progress                   353,624      327,944
      Investments in unconsolidated
       companies                                150,266      145,587
      Land held for development                 257,919      246,533
                                              ---------    ---------
                                              5,521,972    5,446,970
     Accumulated depreciation                  (278,164)    (254,574)
                                              ---------    ---------
        Net real estate investments           5,243,808    5,192,396

     Cash                                        37,856       18,514
     Accounts receivable, net of allowance
      of $1,678 and $1,775                       17,393       26,844
     Accrued straight-line rent receivable,
      net of allowance of $841                   31,345       29,770
     Receivables on construction contracts       32,535       29,537
     Deferred financing costs, net of
      accumulated amortization of $9,834
      and $9,082                                 16,068       16,571
     Deferred leasing and other costs,
      net of accumulated amortization
      of $24,080 and $21,287                     89,536       83,153
     Escrow deposits and other assets           178,803       90,499
                                              ---------    ---------
                                             $5,647,344   $5,487,284
                                              =========    =========
       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------
     Indebtedness:
        Secured debt                         $  541,685   $  528,665
        Unsecured notes                       1,326,762    1,326,811
        Unsecured line of credit                408,000      258,000
                                              ---------    ---------
                                              2,276,447    2,113,476

     Construction payables and amounts
      due subcontractors                         73,166       89,985
     Accounts payable                             2,608        3,179
     Accrued expenses:
        Accrued real estate taxes                54,884       47,604
        Accrued interest                         19,913       20,658
        Other accrued expenses                   30,069       41,836
     Other liabilities                           32,009       30,541
     Tenant security deposits and
      prepaid rents                              38,797       36,156
                                              ---------    ---------
         Total liabilities                    2,527,893    2,383,435
                                              ---------    ---------

     Minority interest                            2,287        1,860
                                              ---------    ---------
     Partners' equity:
      General partner
       Common equity                          2,094,226    2,082,720
      Preferred equity (liquidation
       preference of $609,883)                  587,270      587,385
                                              ---------    ---------
                                              2,681,496    2,670,105
      Limited partners' common equity           332,713      328,929
      Limited partners' preferred equity        102,955      102,955
                                              ---------    ---------
           Total partners' equity             3,117,164    3,101,989
                                              ---------    ---------
                                             $5,647,344   $5,487,284
                                              =========    =========

       See accompanying Notes to Consolidated Financial Statements.
                                   - 2 -

          DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                (UNAUDITED)


                                         2000        1999
                                        ------      ------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                 $171,910    $ 99,479
        Equity in earnings of
         unconsolidated companies        2,824       2,508
                                       -------     -------
                                       174,734     101,987
                                       -------     -------
      Operating expenses:
        Rental expenses                 28,842      18,626
        Real estate taxes               18,520      10,817
        Interest expense                32,681      15,991
        Depreciation and amortization   39,779      20,454
                                       -------     -------
                                       119,822      65,888
                                       -------     -------
           Earnings from rental
            operations                  54,912      36,099
                                       -------     -------

     SERVICE OPERATIONS:
      Revenues:
        Property management,
         maintenance and
         leasing fees                    5,683       3,626
        Construction and development
         activity income                 7,548       8,347
        Other income                       834         294
                                       -------     -------
                                        14,065      12,267
                                       -------     -------
      Operating expenses                 8,689       7,231
                                       -------     -------
          Earnings from service
           operations                    5,376       5,036
                                       -------     -------
     General and administrative
      expenses                          (5,164)     (3,615)
                                       -------     -------
          Operating income              55,124      37,520

     OTHER INCOME (EXPENSE):
      Interest income                    1,620         599
      Other expense                       (122)       (232)
      Earnings from land and
       depreciated property sales       14,686       2,314
      Minority interest in earnings
       of subsidiaries                    (661)       (430)
                                       -------     -------
          Net income                    70,647      39,771
      Dividends on preferred units     (14,354)     (8,842)
                                       -------     -------
      Net income available for
       common unitholders             $ 56,293    $ 30,929
                                       =======     =======
     Net income per common unit:
      Basic                           $    .39    $    .32
                                       =======     =======
      Diluted                         $    .39    $    .32
                                       =======     =======
     Weighted average number
      of common units outstanding      145,125      97,198
                                       =======     =======
     Weighted average number of
      common and dilutive
      potential common units           146,326      98,094
                                       =======     =======

       See accompanying Notes to Consolidated Financial Statements.
                                   - 3 -

          DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                2000      1999
                                                ----      ----
Cash flows from operating activities:
  Net income                                   $ 70,647    $ 39,771
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                 35,714      18,260
   Amortization of deferred leasing
    and other costs                               4,065       2,194
   Amortization of deferred financing costs         678         356
   Minority interest in earnings                    661         430
   Straight-line rent adjustment                 (3,676)     (1,770)
   Earnings from land and depreciated
    property sales                              (14,686)     (2,314)
   Construction contracts, net                  (19,817)    (34,091)
   Other accrued revenues and expenses, net       3,640       9,253
   Equity in earnings in (excess)/shortfall
    of distributions received from
    unconsolidated companies                        168        (21)
                                                -------    -------
     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                       77,394     32,068
                                                -------    -------
Cash flows from investing activities:
  Rental property development costs            (168,411)   (67,163)
  Acquisition of real estate investments              -    (54,854)
  Acquisition of undeveloped land and
   infrastructure costs                         (21,082)   (47,809)
  Recurring tenant improvements                  (7,411)    (3,148)
  Recurring leasing costs                        (5,387)    (2,706)
  Recurring building improvements                (1,351)      (259)
  Other deferred leasing costs                  (10,027)    (3,288)
  Other deferred costs and other assets          (3,762)    (4,654)
  Proceeds from land and depreciated
   property sales, net                          163,783      8,003
  Tax deferred exchange escrow, net             (97,558)         -
  Distributions received from
   unconsolidated companies                           -     16,802
  Net investment in and advances to
   unconsolidated companies                      (9,120)    (7,993)
                                                -------    -------
     NET CASH USED BY INVESTING ACTIVITIES     (160,326)  (167,069)
                                                -------    -------
Cash flows from financing activities:
  Contributions from general partner             10,317    110,376
  Proceeds from indebtedness                     18,741    125,000
  Payments on indebtedness including
   principal amortization                        (5,383)    (1,873)
  Borrowings/(repayments) on lines of
   credit, net                                  150,000    (26,000)
  Distributions to partners                     (56,561)   (33,032)
  Distributions to preferred unitholders        (14,354)    (8,842)
  Distributions to minority interest               (117)      (296)
  Deferred financing costs                         (369)    (1,977)
                                                -------    -------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                102,274    163,356
                                                -------    -------
     NET INCREASE IN CASH
      AND CASH EQUIVALENTS                       19,342     28,355

Cash and cash equivalents at
 beginning of period                             18,514      6,626
                                                -------    -------
Cash and cash equivalents at
 end of period                                 $ 37,856   $ 34,981
                                                =======    =======
Other non-cash items:
 Assumption of debt for real
  estate acquisitions                          $      -   $  9,116
                                                =======    =======
 Conversion of Limited Partner
  Units to shares                              $    102   $    507
                                                =======    =======
 Issuance of Limited Partner
  Units for real
  estate acquisitions                          $  3,937   $    715
                                                =======    =======


       See accompanying Notes to Consolidated Financial Statements.
                                   - 4 -

          DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              (IN THOUSANDS)
                                (UNAUDITED)

                          General Partner      Limited    Limited
                      ----------------------   Partners'  Partners'
                      Common       Preferred   Common     Preferred
                      Equity       Equity      Equity     Equity     Total
                      -------      ---------   ---------  ---------  ------
BALANCE AT
 DECEMBER 31, 1999    $2,082,720   $ 587,385   $328,929   $102,955   $3,101,989

 Net income               48,858      12,252      7,435      2,102       70,647

 Capital contribution
  from (repayments to)
  General Partner         11,639        (115)         -          -       11,524

 Acquisition of partner-
 ship interest for
 common stock of
 General Partner             102           -       (120)         -          (18)

 Acquisition of property
  in exchange for
  Limited Partner Units        -           -      3,937          -        3,937

 Distributions to
  preferred unitholders        -     (12,252)         -     (2,102)     (14,354)

 Distributions to
  partners ($.39 per
  Common Unit)           (49,093)          -     (7,468)         -      (56,561)
                       ---------     -------    -------    -------    ---------
BALANCE AT MARCH
 31, 2000             $2,094,226    $587,270   $332,713   $102,955   $3,117,164
                       =========     =======    =======    =======    =========
COMMON UNITS
 OUTSTANDING AT
 MARCH 31, 2000          126,463                 19,188                 145,651
                       =========                =======               =========


   See accompanying Notes to Condensed Consolidated Financial Statements

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. FINANCIAL STATEMENTS

  The interim condensed consolidated financial statements included herein have been prepared by Duke-Weeks Realty Limited Partnership (the "Partnership") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Financial Statements.

  THE  PARTNERSHIP

  The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 86.8% of the Partnership at March 31, 2000. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

                                   - 6 -
                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

2. LINES OF CREDIT

  The  Partnership has the following lines of credit available  (in thousands):
                                                                   Outstanding
                            Borrowing   Maturity    Interest       at March
  Description               Capacity    Date        Rate           31, 2000
  ------------------------  ---------   ----------  ------------   ----------
  Unsecured Line of Credit  $450,000    April 2001  LIBOR + .70%   $408,000
  Unsecured Line of Credit   300,000    April 2001  LIBOR + .90%          -
  Secured Line of Credit     150,000    Jan. 2003   LIBOR + 1.05%    18,741

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2000 are at LIBOR + .58% to .70%.

3. RELATED PARTY TRANSACTIONS

  The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $536,000 and $972,000 for such services for the three months ended March 31, 2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

  At March 31, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $70,934 in the three months ended March 31, 2000.

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

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

  The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31:

                                             2000      1999
                                           ------    ------
  Basic net income available for
   common units                           $ 56,293   $30,929
                                           =======    ======
  Weighted average common units
   outstanding                             145,125    97,198
  Dilutive units for long-term
   compensation plans                        1,201       896
                                           -------    ------
  Weighted average number of
   common units and dilutive
   potential common units                  146,326    98,094
                                           =======    ======

  The Preferred D Series Convertible equity and Preferred G Convertible units were both anti-dilutive at March 31, 2000; therefore, no conversion to common units is included in weighted units outstanding.

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

  The revenues and FFO for each of the reportable segments for the three months ended March 31, 2000 and 1999 and the assets for each of the reportable segments as of March 31, 2000 and December 31, 1999 are summarized as follows:

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                             THREE MONTHS ENDED MARCH 31
                                  2000         1999
                                  ----         ----
   Revenues
   --------
    Rental Operations:
    Office                      $ 81,215  $ 60,443
    Industrial                    84,058    33,046
    Retail                         7,224     5,932
    Service Operations            14,065    12,267
                                 -------   -------
    Total Segment Revenues       186,562   111,688
    Non-Segment Revenue            2,237     2,566
                                 -------   -------
    Consolidated Revenue        $188,799  $114,254
                                 =======   =======
   Funds From Operations
   ---------------------
    Rental Operations:
    Office                      $ 55,161  $ 41,084
    Industrial                    65,655    24,863
    Retail                         5,650     4,661
    Service Operations             5,376     5,036
                                 -------   -------
    Total Segment FFO            131,842    75,644

    Non-Segment FFO:
    Interest expense             (32,681)  (15,991)
    Interest income                1,620       599
    General and administrative
     expense                      (5,164)   (3,615)
    Gain on land sales             3,616         -
    Other expenses                (2,087)     (803)
    Minority interest in earnings
     of subsidiaries                (661)     (430)
    Joint venture FFO              4,288     4,022
    Dividends on preferred units (14,354)   (8,842)
                                 -------   -------
         Consolidated FFO         86,419    50,584
                                 -------   -------
    Depreciation and
     amortization                (39,779)  (20,454)
    Share of joint venture
     adjustments                  (1,417)   (1,515)
    Earnings from depreciated
     property sales               11,070     2,314
                                 -------   -------
     Net Income Available for
      Common Unitholders        $ 56,293  $ 30,929
                                 =======   =======

                                 MARCH 31,    DECEMBER 31,
                                   2000           1999
                                  ---------   ------------
    Assets
    ------
     Rental Operations:
      Office                    $2,294,903    $2,252,795
      Industrial                 2,749,642     2,707,028
      Retail                       210,040       205,993
     Service Operations             70,210        62,335
                                 ---------     ---------
      Total Non-Segment Assets   5,324,795     5,228,151
     Non-Segment Assets            322,549       259,133
                                 ---------     ---------
      Consolidated Assets       $5,647,344    $5,487,284
                                 =========     =========

6.  PARTNERS' EQUITY

  The following series of preferred equity are outstanding as of March 31, 2000 (in thousands, except percentages):


                   Units       Dividend  Redemption     Liquidation
Description        Outstanding Rate      Date           Preference  Convertible
------------------ ----------- --------- -------------  ----------- -----------
Preferred A Series    300       9.100%   August 31, 2001  $   75,000     No
Preferred B Series    300       7.990%   Sept. 30, 2007      150,000     No
Preferred D Series    539       7.375%   Dec. 31, 2003       134,883    Yes
Preferred E Series    400       8.250%   Jan. 20, 2004       100,000     No
Preferred F Series    600       8.000%   Oct. 10, 2002       150,000     No

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

7. MERGER WITH WEEKS CORPORATION

  In July 1999, the General Partner and Weeks Corporation ("Weeks") approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), were merged with and into the General Partner and its consolidated subsidiary, Duke Realty Limited Partnership ("Duke Operating Partnership"). The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and Duke Operating Partnership with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what the Partnership's actual operating results would have been had Weeks Operating Partnership and Duke Operating Partnership constituted a single entity during such periods (in thousands, except per unit amounts):


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2000       1999
                                                          ----       ----
                                                        (ACTUAL) (Pro Forma)
  Rental Income                                         $171,910  $144,274
                                                         =======   =======
  Net earnings attributable to Common Units             $ 48,859  $ 37,474
                                                         =======   =======
  Weighted average Common Units outstanding:
   Basic                                                 126,070   113,595
                                                         =======   =======
   Diluted                                               146,326   135,598
                                                         =======   =======
  Earnings attributable to Common Units:
   Basic                                                $    .39  $    .33
                                                         =======   =======
   Diluted                                              $    .39  $    .33
                                                         =======   =======

                   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

8. OTHER MATTERS

  ACCOUNTING CHANGES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments of recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time, the adoption of this statement is not expected to have a material impact on the Partnership's financial statements.

  RECLASSIFICATIONS

  Certain 1999 balances have been reclassified to conform to 2000 presentation.

9. SUBSEQUENT EVENTS

  The Board of Directors of the General Partner declared the following distributions on April 26, 2000:

                    QUARTERLY
  CLASS             AMOUNT/UNIT     RECORD DATE      PAYMENT DATE
  -------------     ------------    -----------      ------------
  Common            $   0.39        May 15, 2000     May 31, 2000
  Preferred:
  Series A          $0.56875        May 17, 2000     May 31, 2000
  Series B          $0.99875        June 16, 2000    June 30, 2000
  Series D          $0.46094        June 16, 2000    June 30, 2000
  Series E          $0.51563        June 16, 2000    June 30, 2000
  Series F          $0.50000        July 17, 2000    July 31, 2000

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

  The Partners
  DUKE-WEEKS REALTY LIMITED PARTNERSHIP:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of March 31, 2000, the related condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, the related condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the related condensed consolidated statement of partners' equity for the three months ended March 31, 2000. These condensed consolidated financial
  statements   are   the   responsibility  of   the   Partnership's
  management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



  KPMG LLP
  Indianapolis, Indiana
  April 26, 2000

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

  The Partnership's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. The Partnership expects to continue to maintain its overall occupancy levels and also expects to be able to maintain rental rates as leases are renewed or new leases are executed. This combination should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

  The Partnership tracks Same Property performance which compares those propeties that were in-service for all of a two year period. The net operating income from the same property portfolio increased 5.62% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

  The   following  table  sets  forth  information  regarding   the
  Partnership's in-service portfolio of rental properties as of March 31, 2000 and 1999 (in thousands, except percentages):

                        Total            Percent of
                     Square Feet      Total Square Feet     Percent Occupied
                  -----------------   -----------------     ----------------
  Type            2000        1999    2000        1999      2000       1999
  ----            ----        ----    ----        ----      ----       ----
Industrial
 Service Centers  12,870     6,771     14.0%       12.2%     93.1%     92.2%
 Bulk             57,749    32,296     62.7%       58.2%     90.5%     94.4%
Office
 Suburban         17,982    13,258     19.5%       23.9%     90.9%     95.0%
 CBD                 861       861       .9%        1.6%     93.6%     93.9%
Retail             2,703     2,287      2.9%        4.1%     96.5%     93.8%
                  ------    ------    ------      ------
 Total            92,165    55,473    100.0%      100.0%     91.2%     94.3%
                  ======    ======    ======      ======

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of March 31, 2000 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


               Total
             Portfolio           Industrial         Office            Retail
       ---------------------  ----------------  ---------------  ---------------
Yr.of  Sq.    Ann. Rent       Sq.     Ann.Rent  Sq.    Ann.Rent  Sq.   Ann.Rent
Exp.   Ft.    Revenue     %    Ft.    Revenue   Ft.    Revenue   Ft.   Revenue
----   -----  --------- ----  ------- --------  ------ --------  ----- ---------
2000    5,473 $ 34,909    7%   4,468  $ 22,419     914 $ 11,405     91  $ 1,085
2001    9,278   59,663   10%   7,220    34,052   1,960   24,385     98    1,226
2002   11,037   70,570   12%   8,730    42,525   2,191   26,457    116    1,588
2003   10,033   70,466   12%   7,726    39,622   2,121   27,735    186    3,109
2004   10,087   73,912   13%   7,581    39,819   2,364   32,545    142    1,548
2005    9,479   64,293   11%   7,308    34,552   1,897   27,175    274    2,566
2006    5,407   36,432    6%   4,226    19,591   1,170   16,687     11      154
2007    4,423   29,146    5%   3,597    17,735     760   10,785     66      626
2008    5,443   33,333    6%   4,482    19,788     898   12,830     63      715
2009    6,331   41,560    7%   5,061    23,168   1,139   16,740    131    1,652
2010
and
There-
after   7,014   60,178   11%   3,838    19,328   1,746   27,963  1,430   12,887
       ------  -------  ----  ------   -------  ------  -------  -----  -------
Total
Leased 84,005 $574,462  100%  64,237  $312,599  17,160 $234,707  2,608  $27,156
       ======  =======  ====  ======   =======  ======  =======  =====   ======
Total
Port-
folio
Sq Ft  92,165                 70,619            18,843           2,703
       ======                 ======            ======           =====

Annualized
net effective
rent per
square foot   $  6.84                 $   4.87         $  13.68         $ 10.41
               ======                  =======          =======          ======

  The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 9.9 million square feet of properties under development at March 31, 2000 over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):


  Anticipated
  In-Service        Square       Percent     Project     Stabilized
  Date              Feet         Leased      Costs       Return
  ----------------  -----        -------   ---------     -----------
  HELD FOR RENTAL:
  2nd Quarter 2000   4,306          49%     $205,734       11.37%
  3rd Quarter 2000   1,679          26%      160,073       11.75%
  4th Quarter 2000   1,363          44%      122,841       11.42%
  Thereafter           377          46%       46,656       10.84%
                     -----                   -------
                     7,725          43%     $535,304       11.45%
                     -----                   -------
  BUILD-TO-SUIT
   FOR SALE:
  2nd Quarter 2000     326         100%     $ 45,440
  3rd Quarter 2000   1,375         100%       60,776
  4th Quarter 2000       -           -             -
  Thereafter           450         100%       70,685
                     -----                   -------
                     2,151         100%      176,901
                     -----                   -------
  Total              9,876                  $712,205
                     =====                   =======

  MERGER WITH WEEKS CORPORATION

  In July 1999, the General Partner and Weeks Corporation ("Weeks") approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), were merged with and into the General Partner and its consolidated subsidiary, Duke Realty Limited Partnership ("Duke Operating Partnership"). The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and Duke Operating Partnership with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what the Partnership's actual operating results would have been had Weeks Operating Partnership and Duke Operating Partnership constituted a single entity during such periods (in thousands, except per unit amounts):

                                        Three Months Ended
                                            March 31,
                                        2000          1999
                                       -------      --------
                                       (Actual)     (Pro Forma)

    Rental Income                     $171,910       $144,274
                                       =======        =======
    Net earnings attributable to
     Common Units                     $ 56,293       $ 44,595
                                       =======        =======
     Weighted average Common Units
      outstanding:
          Basic                        145,125        134,528
                                       =======        =======
          Diluted                      146,326        135,598
                                       =======        =======
     Earnings attributable
      to Common Units:
           Basic                      $    .39       $    .33
                                       =======        =======
           Diluted                    $    .39       $    .33
                                       =======        =======
  RESULTS OF OPERATIONS

  Following is a summary of the Partnership's operating results and property statistics for the three months ended March 31, 2000 and 1999 (in thousands, except number of properties and per unit amounts):

                                              2000          1999
                                              ----          ----
   Rental Operations revenue                 $174,734     $101,987
   Service Operations revenue                  14,065       12,267
   Earnings from Rental Operations             54,912       36,099
   Earnings from Service Operations             5,376        5,036
   Operating income                            55,124       37,520
   Net income available for common units     $ 48,859     $ 27,394
   Weighted average common units
    outstanding                               126,070       86,370
   Weighted average common and
    dilutive potential
    common units                              146,326       98,094
   Basic income per common share             $    .39     $    .32
   Diluted income per common share           $    .39     $    .32
   Number of in-service properties
    at end of period                              871          474
   In-service square footage at
    end of period                              92,165       55,473
   Under development square footage
    at end of period                            9,876        5,713

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999
  --------------------------------------------------------------------
  Rental Operations
  -----------------
  The  Partnership  increased  its in-service  portfolio  of  rental properties  from  474  properties comprising 55.5  million  square feet  at  March 31, 1999 to 871 properties comprising 92.2 million square feet at March 31, 2000 through the acquisition of 352 properties totaling 29.8 million square feet and the completion of 75 properties and five building expansions totaling 10.9 million square feet developed by the Partnership. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Operating Partnership. The Partnership also disposed of 30 properties totaling 4.0 million square feet. These 397 net additional rental properties primarily account for the $72.7 million increase in revenues from Rental Operations from 1999 to 2000. The increase in rental expenses, real estate taxes and depreciation and amortization expense for the same period is also a result of the additional 397 in-service rental properties.

  The $16.7 million increase in interest expense is primarily attributed to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Operating Partnership, and increased borrowings on the Partnership's unsecured lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from rental operations increased $18.8 million from $36.1 million for the three months ended March 31, 1999 to $54.9 million for the three months ended March 31, 2000.

  Service Operations
  -------------------
  Service  Operation revenues increased by $1.8 million  from  $12.3 million for the three months ended March 31, 1999 to $14.1 million for the three months ended March 31, 2000 primarily as a result of increases in construction and development revenue arising from third-party construction volume.

  As a result of the above-mentioned items, earnings from Service Operations increased from $5.0 million for the three months ended March 31, 1999 to $5.4 million for the three months ended March 31, 2000.

  Earnings from Land and Depreciated Property Sales
  -------------------------------------------------
  The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $163.8 million and a net gain of $14.7 million during the three months ended March 31, 2000

  Net Income Available for Common Unitholders
  -------------------------------------------
  Net income available for common unitholders for the three months ended March 31, 2000 was $56.3 million compared to $30.9 million for the three months ended March 31, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $77.4 million and $32.1 million for the three months ended March 31, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties.

  Net cash used by investing activities totaling $160.3 million and $167.1 million for the three months ended March 31, 2000 and 1999, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $102.3 million and $163.4 million for the three months ended March 31, 2000 and 1999, respectively, is comprised of debt and equity contributions from the General Partner, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness.

  The Partnership has the following lines of credit available (in thousands):


                                                                Outstanding
                          Borrowing   Maturity    Interest      at March
Description               Capacity    Date        Rate          31, 2000
------------------------  ---------   ----------  ------------  ------------
Unsecured Line of Credit  $450,000    April 2001  LIBOR + .70%   $408,000
Unsecured Line of Credit   300,000    April 2001  LIBOR + .90%          -
Secured Line of Credit     150,000    Jan. 2003   LIBOR + 1.05%    18,741

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2000 are at LIBOR + .58% to .70%.

  The General Partner and the Partnership currently have on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of March 31, 2000 of approximately $292.9 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also plan to file additional shelf registrations as necessary.

  The total debt outstanding at March 31, 2000 consists of notes totaling $2.3 billion with a weighted average interest rate of 7.15% maturing at various dates through 2028. The Partnership has $1.7 billion of unsecured debt and $541.7 million of secured debt outstanding at March 31, 2000. Scheduled principal amortization of such debt totaled $2.7 million for the three months ended March 31, 2000.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at March 31, 2000 (in thousands):

                       Future Repayments
            -----------------------------------------  Weighted Average
            Scheduled                                  Interest Rate of
   Year     Amortization   Maturities       Total      Future Repayments
   -------  ------------   -----------   ------------  -----------------
   2000      10,118           62,318        72,436          7.15%
   2001      13,733          587,381       601,114          6.79%
   2002      14,130           55,037        69,167          7.35%
   2003      13,979          300,047       314,026          7.58%
   2004      12,590          176,146       188,736          7.41%
   2005      11,559          213,662       225,221          7.25%
   2006      10,856          146,178       157,034          7.12%
   2007       9,172          116,576       125,748          7.13%
   2008       8,386          100,000       108,386          6.79%
   2009       9,010          150,000       159,010          7.72%
   There-
    after    32,455          223,114       255,569          6.98%
            -------        ---------     ---------
   Total   $145,988       $2,130,459    $2,276,447          7.15%
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

  The following table reflects the calculation of the Partnership's
  FFO   for  the  three  months  ended  March  31  as  follows  (in thousands):

                                                  2000      1999
                                                  ----      ----
   Net income available for common units          $ 56,293  $ 30,929
   Add back (deduct):
    Depreciation and amortization                   39,779    20,454
    Share of joint venture adjustments               1,417     1,515
    Earnings from depreciated property sales       (11,070)   (2,314)
                                                   -------   -------
   FUNDS FROM OPERATIONS                          $ 86,419  $ 50,584
                                                   =======   =======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                          $ 77,394  $ 32,068
    Investing activities                          (160,326) (167,069)
    Financing activities                           102,274   163,356

  The increase in FFO for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  Reports on Form 8-K
  -------------------
  None

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                                            Registrant



 Date:  May    , 2000                   /s/   Thomas L. Hefner
       -----------------                ----------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ---------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ---------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)