Form 10-Q
period 2000-06-30
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2000-08-11
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2000
                                       ---------------
                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                   ------    ------
    ---------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------
                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP

State of Incorporation:                      IRS Employer ID Number:

        Indiana                                    35-1740409
-----------------------                      ----------------------
                   Address of principal executive offices:

                       600 East 96th Street, Suite 100
                       ------------------------------
                       Indianapolis, Indiana    46260
                        -----------------------------
                         Telephone:  (317) 808-6000
                         --------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                  ---       ---
The number of Common Units outstanding as of July 31, 2000 was 19,081,990 ($.01 par value).

                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                    INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets
  as of June 30, 2000 (Unaudited) and
  December 31, 1999                                                2

 Condensed Consolidated Statements of
  Operations (Unaudited) for the three
  and six months ended June 30, 2000 and 1999                      3

 Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the six
  months ended June 30, 2000 and 1999                              4

 Condensed Consolidated Statement of
  Partners' Equity (Unaudited) for the
  six months ended June 30, 2000                                   5

 Notes to Condensed Consolidated
  Financial Statements (Unaudited)                               6-11

 Independent Accountants' Review Report                           12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                              13-21

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                       21
Item 2.   Changes in Securities                                   21
Item 3.   Defaults Upon Senior Securities                         21
Item 4.   Submission of Matters to a Vote
           of Security Holders                                  21-22
Item 5.   Other Information                                       22
Item 6.   Exhibits and Reports on Form 8-K                        22

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                               June 30,      December 31,
ASSETS                                          2000           1999
-----                                          --------      ----------
                                              (Unaudited)
Real estate investments:
   Land and improvements                      $  634,454      $  602,789
   Buildings and tenant improvements           4,318,580       4,124,117
   Construction in progress                      264,302         327,944
   Investments in unconsolidated companies       157,976         145,587
   Land held for development                     235,695         246,533
                                               ---------       ---------
                                               5,611,007       5,446,970
   Accumulated depreciation                     (308,841)       (254,574)
                                               ---------       ---------
        Net real estate investments            5,302,166       5,192,396

Cash and cash equivalents                         41,403          18,514
Accounts receivable, net of allowance
 of $1,412 and $1,775                             17,662          26,844
Straight-line rent receivable, net
 of allowance of $841                             34,657          29,770
Receivables on construction contracts             40,307          29,537
Deferred financing costs, net of
 accumulated amortization of $10,761
 and $9,082                                       15,530          16,571
Deferred leasing and other costs, net
 of accumulated amortization of $27,315
 and $21,287                                      99,183          83,153
Escrow deposits and other assets                 180,396          90,499
                                               ---------       ---------
                                              $5,731,304      $5,487,284
                                               =========       =========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Indebtedness:
   Secured debt                               $  559,985      $  528,665
   Unsecured notes                             1,326,711       1,326,811
   Unsecured lines of credit                     463,000         258,000
                                               ---------       ---------
                                               2,349,696       2,113,476
Construction payables and amounts
 due subcontractors                               63,868          89,985
Accounts payable                                   5,005           3,179
Accrued expenses:
  Real estate taxes                               56,698          47,604
  Interest                                        22,025          20,658
  Other                                           42,271          41,836
Other liabilities                                 36,562          30,541
Tenant security deposits and
 prepaid rents                                    36,261          36,156
                                               ---------       ---------
    Total liabilities                          2,612,386       2,383,435
                                               ---------       ---------
Minority interest                                  1,856           1,860
                                               ---------       ---------
Partners' equity:
   General Partner
      Common equity                            2,096,259       2,082,720
      Preferred equity (liquidation
       preference of $609,721)                   587,108         587,385
                                               ---------       ---------
                                               2,683,367       2,670,105
      Limited partners' common equity            330,740         328,929
      Limited partners' preferred equity         102,955         102,955
                                               ---------       ---------
                                               3,117,062       3,101,989
                                               ---------       ---------
                                              $5,731,304      $5,487,284
                                               =========       =========

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 2 -

                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                   (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                 (UNAUDITED)

                                 Three Months Ended      Six Months Ended
                                ---------------------    ----------------
                                  2000          1999      2000      1999
                                  ----          ----      ----      ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $174,182     $104,369    $346,092  $203,848
  Equity in earnings of
   unconsolidated companies        4,226        2,779       7,050     5,287
                                 -------      -------     -------   -------
                                 178,408      107,148     353,142   209,135
                                 -------      -------     -------   -------
 Operating expenses:
  Rental expenses                 28,264       17,501      57,106    36,127
  Real estate taxes               19,064       11,674      37,584    22,491
  Interest expense                36,253       17,129      68,934    33,120
  Depreciation and amortization   39,766       20,935      79,545    41,389
                                 -------      -------     -------   -------
                                 123,347       67,239     243,169   133,127
                                 -------      -------     -------   -------
     Earnings from rental
      operations                  55,061       39,909     109,973    76,008
                                 -------      -------     -------   -------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees                6,582        3,795      12,265     7,421
  Construction and development
   activity income                18,399        4,812      25,947    13,159
  Other income                        60          286         894       580
                                 -------      -------     -------   -------
                                  25,041        8,893      39,106    21,160

 Operating expenses               14,088        5,311      22,777    12,542
                                 -------      -------     -------   -------
     Earnings from service
      operations                  10,953        3,582      16,329     8,618
                                 -------      -------     -------   -------
General and administrative
 expense                          (4,510)      (3,496)     (9,674)   (7,111)
                                 -------      -------     -------   -------
      Operating income            61,504       39,995     116,628    77,515

OTHER INCOME (EXPENSE):
 Interest income                   2,283          546       3,903     1,145
 Earnings from land and
  depreciated property sales       3,405        1,971      18,091     4,285
 Other expense                      (128)        (106)       (250)     (338)
 Other minority interest in
  earnings of subsidiaries          (311)        (450)       (972)     (880)
                                 -------       ------     -------   -------

     Net income                 $ 66,753     $ 41,956    $137,400  $ 81,727

Dividends on preferred units     (14,351)      (9,254)    (28,705)  (18,096)
                                 -------      -------     -------   -------
Net income available for
 common unitholders             $ 52,402     $ 32,702    $108,695  $ 63,631
                                 =======      =======     =======   =======
Net income per common unit:
 Basic                          $   0.36     $   0.33    $  0.75   $   0.65
                                 =======      =======     =======   =======
 Diluted                        $   0.36     $   0.33    $   0.74  $   0.65
                                 =======      =======     =======   =======

Weighted average number of
 common units outstanding        145,719       97,894     145,422    97,548
                                 =======      =======     =======   =======
Weighted average number of
 common and dilutive
 potential common units          147,181       98,855     146,754    98,477
                                 =======      =======     =======   =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 3 -

                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                         2000      1999
                                                         ----      ----
Cash flows from operating activities:
 Net income                                            $137,400  $ 81,727
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation of buildings and tenant improvements     71,378    37,049
   Amortization of deferred financing costs               1,553       725
   Amortization of deferred leasing and other costs       8,167     4,340
   Minority interest in earnings                            972       880
   Straight-line rent adjustment                         (8,145)   (3,748)
   Earnings from land and depreciated property sales    (18,091)   (4,286)
   Construction contracts, net                          (36,887)  (40,417)
   Other accrued revenues and expenses, net              19,839     6,799
   Equity in earnings in excess of
    operating distributions received
     from unconsolidated companies                       (1,621)     (499)
                                                        -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         174,565    82,570
                                                        -------   -------
Cash flows from investing activities:
  Development of real estate investments               (268,388) (161,843)
  Acquisition of real estate investments                 (5,932)  (87,827)
  Acquisition of land held for development
   and infrastructure costs                             (32,140)  (60,973)
  Recurring costs:
   Tenant improvements                                  (16,204)   (7,845)
   Leasing commissions                                  (10,830)   (4,993)
   Building improvements                                 (3,275)     (666)
  Other deferred leasing costs                          (21,735)   (8,439)
  Other deferred costs and other assets                  (9,671)  (10,298)
  Proceeds from land and depreciated
   property sales, net                                  214,299    24,695
  Escrow for property exchanges, net                    (87,940)   (8,572)
  Capital distributions from unconsolidated companies         -    16,802
  Net investment in and advances to
   unconsolidated companies                             (16,652)  (13,017)
                                                        -------   -------
      NET CASH USED BY INVESTING ACTIVITIES            (258,468) (322,976)
                                                        -------   -------
Cash flows from financing activities:
  Contributions from General Partner                     13,589   134,420
  Proceeds from indebtedness                                  -   300,000
  Borrowings on lines of credit, net                    245,227    61,000
  Repayments on indebtedness including
   principal amortization                                (8,230)   (3,947)
  Distributions to partners                            (113,378)  (66,229)
  Distributions to preferred unitholders                (28,705)  (18,096)
  Distributions to minority interest                       (813)     (930)
  Deferred financing costs                                 (898)   (4,342)
                                                        -------   -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         106,792   401,876
                                                        -------   -------
       NET INCREASE IN CASH AND CASH EQUIVALENTS         22,889   161,470

Cash and cash equivalents at beginning of period         18,514     6,626
                                                        -------   -------
Cash and cash equivalents at end of period             $ 41,403  $168,096
                                                        =======   =======

Other non-cash items:
 Assumption of debt for real estate
  acquisitions                                         $      -  $ 26,186
                                                        =======   =======
 Conversion of Limited Partner Units
  to General Partner common shares                     $    953  $ 45,498
                                                        =======   =======
 Issuance of Limited Partner Units
  for real estate acquisitions                         $  3,937  $  2,017
                                                        =======   =======


    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 4 -

                    DUKE-WEEKS REALTY LIMITED PARTNERSHIP
            CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000
                    (IN THOUSANDS,  EXCEPT PER UNIT DATA)
                                 (UNAUDITED)

                        General Partner       Limited   Limited
                    ------------------------  Partners' Partners'
                    Common         Preferred  Common    Preferred
                    Equity            Equity  Equity    Equity      Total
                    -------        ---------  --------  ---------   -----
BALANCE AT
 DECEMBER 31, 1999  $2,082,720   $ 587,385    $328,929  $102,955    $3,101,989

 Net income             94,383      24,501      14,312     4,204       137,400

 Capital contribution
  from (repayments to)
  General Partner       15,143        (277)          -         -        14,866
 Acquisition of
  partnership
  interest for
  common stock of
  General Partner        2,480           -      (1,527)        -           953

 Acquisition of
  property in
  exchange for
  Limited Partner
  Units                      -           -       3,937         -         3,937

 Distributions to
  preferred
  unitholders                -     (24,501)          -    (4,204)      (28,705)

 Distributions to
  partners ($.78 per
  Common Unit)         (98,467)          -     (14,911)        -      (113,378)
                     ---------     -------     -------    -------    ---------
BALANCE AT
 JUNE 30, 2000      $2,096,259    $587,108    $330,740   $102,955   $3,117,062
                     =========     =======     =======    =======    =========
COMMON UNITS
 OUTSTANDING
 AT JUNE 30, 2000      126,760                  19,080                 145,840
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

  THE PARTNERSHIP

  The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 86.9% of the Partnership at June 30, 2000. The remaining limited partnership interest ("Limited Partner Units") (together with the units of general partner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner's common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of units of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

                                    - 6 -
2.                          LINES OF CREDIT

  The  Partnership  has  the following lines of credit  available:

                           Borrowing                              Outstanding
                           Capacity    Maturity     Interest    at June 30, 2000
  Description              (in 000's)  Date         Rate         (in 000's)
  ------------------------ ----------  ----------   ----------- ----------------
  Unsecured Line of Credit  $450,000   April 2001   LIBOR + .70%   $428,000
  Unsecured Line of Credit  $300,000   June 2001    LIBOR + .90%   $ 35,000
  Secured Line of Credit    $150,000   January 2003 LIBOR + 1.05%  $ 40,228

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2000, are at LIBOR + .57 to .70%.

3. RELATED PARTY TRANSACTIONS

  The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $993,000 and $1.4 million for such services for the six months ended June 30, 2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

  At June 30, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $121,764 in the six months ended June 30, 2000.

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

  The following table reconciles the components of basic and diluted net income per common unit for the three and six months ended June 30:
                                    - 7 -


                                Three Months Ended    Six Months Ended
                                     June 30,              June 30,
                                ------------------    ----------------
                                2000          1999    2000        1999
                                ----          ----    ----        ----
Net income
 available for
 common unitholders             $ 52,402   $32,702    $108,695  $63,631
                                 =======    ======     =======   ======

Weighted average number of
 common units outstanding        145,719    97,894     145,422   97,548
Dilutive units for long-term
 compensation plans                1,462       961       1,332      929
                                 =======    ======     =======   ======
Weighted average number of
 common units and dilutive
 potential common units          147,181    98,855     146,754   98,477
                                 =======    ======     =======   ======

  The Preferred D Series Convertible equity and the Series G preferred limited partner units were anti-dilutive at June 30, 2000; therefore, no conversion to common units is included in weighted dilutive potential common units outstanding.

5.   SEGMENT REPORTING

  The   Partnership  is  engaged  in  four  operating  segments;   the
  ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners ("Service Operations").
  The Partnership's reportable segments offer different products or services and are managed separately because each requires different
  operating  strategies  and  management  expertise.  There   are   no
  material intersegment sales or transfers.

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

  The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2000 and 1999, and the assets for each of the reportable segments as of June 30, 2000 and December 31, 1999, are summarized as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  ------------------------
                          2000                   1999  2000               1999
                          ----                   ----  ----               ----
Revenues
--------
Rental Operations:
  Office                  $ 82,964          $ 62,907   $163,974       $122,397
  Industrial                84,582            35,354    168,519         68,390
  Retail                     7,658             6,146     14,891         12,078
Service Operations          25,041             8,893     39,106         21,160
                           -------           -------    -------        -------
  Total Segment Revenues   200,245           113,300    386,490        224,025
Non-Segment Revenue          3,204             2,741      5,758          6,270
                           -------           -------    -------       --------
  Consolidated Revenue    $203,449          $116,041   $392,248       $230,295
                           =======           =======    =======        =======

Funds From Operations
---------------------
Rental Operations:
  Office                  $ 57,610          $ 43,298   $112,726       $ 83,783
  Industrial                66,089            27,431    131,646         52,282
  Retail                     6,396             5,123     12,032          9,785
Services Operations         10,953             3,582     16,329          8,618
                           -------           -------    -------        -------
  Total Segment FFO        141,048            79,434    272,733        154,468

Non-Segment FFO:
  Interest expense         (36,253)          (17,129)   (68,934)       (33,120)
  Interest income            2,283               546      3,903          1,145
  General and
   administrative
   expense                  (4,510)           (3,496)    (9,674)        (7,111)
  Gain on land sales           297               887      3,913            887
  Other revenues and
   expenses, net            (3,675)             (801)    (5,605)          (994)
  Minority interest in
   earnings of
   subsidiaries               (311)             (450)      (972)          (880)
  Joint venture FFO          6,165             4,057     10,453          8,079
  Dividends on preferred
   units                   (14,351)           (9,254)   (28,705)       (18,096)
                           -------           -------    -------        -------
  Consolidated FFO          90,693            53,794    177,112        104,378

  Depreciation and
   amortization            (39,766)          (20,935)   (79,545)       (41,389)
  Share of joint venture
   adjustments              (1,633)           (1,241)    (3,050)        (2,756)
  Earnings from depreciated
   property sales            3,108             1,084     14,178          3,398
                           -------           -------    -------        -------
    Net Income Available
     for Common
     Unitholders          $ 52,402          $ 32,702   $108,695       $ 63,631
                           =======           =======    =======        =======

                                          June 30,       December 31,
                                          2000            1999
                                          --------       ------------
  Assets
  Rental Operations:
    Office                                $2,337,090      $2,252,795
    Industrial                             2,818,390       2,707,028
    Retail                                   197,933         205,993
  Service Operations                          99,777          62,335
                                           ---------       ---------
    Total Segment Assets                   5,454,190       5,228,151
  Non-Segment Assets                         277,114         259,133
                                           ---------       ---------
    Consolidated Assets                   $5,731,304      $5,487,284
                                           =========       =========

6.   REAL ESTATE ASSETS HELD FOR SALE

  In order to redeploy capital, the Partnership has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership. At June 30, 2000, the Partnership had 36
  industrial, 10 office and one retail property comprising approximately 6.6 million square feet held for sale. Of these properties, five build-to-suit office and three build-to-suit industrial properties were under development at June 30, 2000. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2000, was approximately $15.1 million. Net book value of the properties held for sale at June 30, 2000, is approximately
  $318.7 million. There can be no assurances that such properties will be sold.

7.   PARTNERS' EQUITY

  The  following series of preferred equity are outstanding as of June
  30, 2000 (in thousands, except percentages):


                   Shares    Dividend   Redemption   Liquidation
Description        Outstdg   Rate       Date         Preference    Convertible
------------------ --------  --------   -----------  -----------   -----------
Preferred A Series     300    9.100%    08/31/2001   $  75,000         No
Preferred B Series     300    7.990%    09/30/2007     150,000         No
Preferred D Series     539    7.375%    12/31/2003     134,721         Yes
Preferred E Series     400    8.250%    01/20/2004     100,000         No
Preferred F Series     600    8.000%    10/10/2002     150,000         No

  All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital contributions from the General Partner, which may include other classes or series of preferred equity.

  The Preferred Series D equity is convertible at a conversion rate of 9.3677 common units for each preferred equity outstanding.

  The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

8. MERGER WITH WEEKS CORPORATION

  In July 1999, the General Partner and Weeks Corporation ("Weeks"), approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), were merged with and into the General Partner and its consolidated subsidiary, Duke Realty Limited Partnership ("Duke Operating Partnership"). The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

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

                           Three Months Ended          Six Months Ended
                           June 30,                    June 30,
                           -------------------         ----------------
                           2000           1999         2000         1999
                           -----          ----         ----         ----
                        (Actual)      (Pro Forma)    (Actual)   (Pro Forma)

  Rental income         $174,182       $150,657      $346,092    $294,931
                         =======        =======       =======     =======
  Net income available
   for common
   unitholders          $ 52,402       $ 44,023      $108,695    $ 88,618
                         =======        =======       =======     =======
  Weighted average
   common units
   outstanding:
    Basic                145,719        135,423       145,422     134,979
                         =======        =======       =======     =======
    Diluted              147,181        136,704       146,754     136,157
                         =======        =======       =======     =======
  Net income per
   common unit:
    Basic               $   0.36        $  0.33      $   0.75    $   0.66
                         =======         ======       =======     =======
    Diluted             $   0.36        $  0.32      $   0.74    $   0.65
                         =======         ======       =======     =======

9.   OTHER MATTERS

  ACCOUNTING CHANGES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value
  will   be   immediately  recognized  in  income.  Based   on   the
  information available at this time, the adoption of this statement is not expected to have a material impact on the Partnership's financial statements.

  RECLASSIFICATIONS

  Certain  1999  balances have been reclassified to  conform  to  2000 presentation.

10. SUBSEQUENT EVENTS

  The   Board  of  Directors  of  the  General  Partner  declared  the following distributions on July 26, 2000:

                   Quarterly
  Class         Amount/Share        Record Date             Payment Date
  -----------   ------------        ------------            ------------
  Common          $0.43             August 16, 2000         August 31, 2000
  Preferred
  (per depositary
  share):
  Series A        $0.56875          August 17, 2000         August 31, 2000
  Series B        $0.99875          September 15, 2000      September 29, 2000
  Series D        $0.46094          September 15, 2000      September 29, 2000
  Series E        $0.51563          September 15, 2000      September 29, 2000
  Series F        $0.50000          October 17, 2000        October 31, 2000

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  Duke-Weeks Realty Limited Partnership:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of June 30, 2000, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the related condensed consolidated statement of partners' equity for the six months ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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



  KPMG LLP
  Indianapolis, Indiana
  July 26, 2000

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

  The  Partnership's primary markets have continued  to  offer  strong
  and   stable  local  economies  and  have  provided  attractive  new
  development   opportunities  because  of  their  central   location,
  established manufacturing base, skilled work force and moderate labor costs. The Partnership expects to continue to maintain or increase its overall occupancy levels and also expects to be able to maintain rental rates as leases are renewed or new leases are executed. This combination should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets.

  The Partnership tracks Same Property performance which compares those properties that were in-service for all of a calendar two year period. The net operating income from the same property portfolio increased 6.13% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

  The   following   table   sets  forth  information   regarding   the
  Partnership's in-service portfolio of rental properties as of June 30, 2000 and 1999 (in thousands, except percentages):


                      Total                Percent of
                    Square Feet         Total Square Feet     Percent Occupied
                  ----------------      -----------------     ----------------
Type              2000        1999      2000         1999     2000        1999
----              ----        ----      ----         ----     ----        ----
INDUSTRIAL
 Service Centers  12,962      6,672      13.52%     11.55%    93.04%    92.71%
 Bulk             60,433     34,121      63.06      59.05     92.41%    93.87%
OFFICE
 Suburban         18,867     13,575      19.69      23.50     92.62%    94.84%
 CBD                 861        861        .90       1.49     95.35%    93.76%
RETAIL             2,708      2,548       2.83       4.41     96.52%    92.36%
                  ------     ------     ------     ------
  Total           95,831     57,777     100.00%    100.00%    92.68%    93.90%
                  ======     ======     ======     ======

  The following table reflects the Partnership's in-service portfolio lease expiration schedule as of June 30, 2000, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Total          Industrial            Office           Retail
            -----          ----------            ------           ------
Yr of  Sq                Sq                 Sq                 Sq
Exp    Feet     Dollars  Feet     Dollars   Feet     Dollars   Feet    Dollars
-----  ----     -------  ----     -------   -----    -------   -----   -------
2000    3,865   $ 22,766   3,174   $ 14,569     608  $  7,450      83   $  747
2001    9,305     60,429   7,224     34,584   1,984    24,617      97    1,228
2002   10,451     66,825   8,420     41,487   1,934    23,961      97    1,377
2003   10,053     69,556   7,879     40,811   2,012    26,696     162    2,049
2004    9,928     71,858   7,568     39,431   2,225    30,938     135    1,489
2005   11,458     79,358   8,710     41,486   2,430    34,729     318    3,143
2006    6,500     39,906   5,321     23,141   1,166    16,583      13      182
2007    4,851     32,566   3,998     20,654     781    11,200      72      712
2008    5,349     32,710   4,388     19,548     898    12,448      63      714
2009    6,657     43,240   5,275     23,498   1,251    18,095     131    1,647
2010
 and
There-
after  10,398     86,730   5,951     28,658   3,004    44,773   1,443   13,299
       ------    -------  ------    -------  ------   -------  ------   ------
Total
Leased 88,815   $605,944  67,908   $327,867  18,293  $251,490  2,614   $26,587
       ======    =======  ======    =======  ======   =======  =====    ======
Total
Portfolio
Sq Ft  95,831             73,395             19,728            2,708
       ======             ======             ======            =====

Annualized
net
effective
rent
per square
foot              $6.82              $4.83            $13.75            $10.17
                   ====               ====             =====             =====

  The Partnership also expects to realize growth in earnings from rental operations through the development and acquisition of additional rental properties in its primary markets and the completion of the 7.5 million square feet of properties under development by the Partnership at June 30, 2000, over the next three quarters and thereafter. These properties under development should provide future earnings through service operations income upon sale or from rental operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service          Square     Percent      Project    Stabilized
  Date                Feet       Leased       Costs      Return
  ------------        ------     -------      -------    ----------

  Held For Rental:

  3rd Quarter 2000     2,884       41%        $225,741     11.7%
  4th Quarter 2000     2,046       33%         148,098     11.6%
  1st Quarter 2001       870       10%          56,666     11.2%
  Thereafter             212        0%          24,463     11.6%
                       -----                   -------
                       6,012       32%        $454,968     11.6%
                       =====                   =======
  Build-to-Suit for Sale:

  3rd Quarter 2000       499     100%         $ 15,072
  4th Quarter 2000         -        -%               -
  1st Quarter 2001         -        -%               -
  Thereafter             945       91%          81,438
                       -----                   -------
                       1,444       94%        $ 96,510
                       -----                   -------
  Total                7,456       44%        $551,478
                       =====                   =======

  MERGER WITH WEEKS CORPORATION

  In July 1999, the General Partner and Weeks Corporation ("Weeks"), approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), were merged with and into the General Partner and its consolidated subsidiary, Duke Realty Limited Partnership ("Duke Operating Partnership"). The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

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

                           Three Months Ended        Six Months Ended
                           June 30,                  June 30,
                           -------------------       ----------------
                           2000           1999       2000        1999
                           -----          ----       ----        ----
                        (Actual)      (Pro Forma)  (Actual)   (Pro Forma)

  Rental income         $174,182       $150,657    $346,092    $294,931
                         =======        =======     =======     =======
  Net income available
   for common
   unitholders          $ 52,402       $ 44,023    $108,695    $ 88,618
                         =======        =======     =======     =======
  Weighted average
   common units
   outstanding:
    Basic                145,719        135,423     145,422     134,979
                         =======        =======     =======     =======
    Diluted              147,181        136,704     146,754     136,157
                         =======        =======     =======     =======
  Net income per
   common unit:
    Basic               $   0.36        $  0.33    $   0.75    $   0.66
                         =======         ======     =======     =======
    Diluted             $   0.36        $  0.32    $   0.74    $   0.65
                         =======         ======     =======     =======

  RESULTS OF OPERATIONS
  --------------------
  Following is a summary of the Partnership's operating results and property statistics for the three and six months ended June 30, 2000 and 1999 (in thousands, except number of properties and per unit amounts):

                        Three Months Ended June 30,  Six Months Ended June 30,
                        --------------------------   ------------------------
                        2000                 1999    2000               1999
                        ----                 ----    ----               ----

Rental Operations
 revenue                $178,408        $107,148     $353,142       $209,135
Service Operations
 revenue                  25,041           8,893       39,106         21,160
Earnings from Rental
 Operations               55,061          39,909      109,973         76,008
Earnings from Service
 Operations               10,953           3,582       16,329          8,618
Operating income          61,504          39,995      116,628         77,515
Net income available
 for common units       $ 52,402        $ 32,702     $108,695       $ 63,631
Weighted average common
 units outstanding       145,719          97,894      145,422         97,548
Weighted average common
 and dilutive potential
 common units            147,181          98,855      146,754         98,477
Basic income per
 common unit            $   0.36        $   0.33     $   0.75       $   0.65
Diluted income
 per common unit        $   0.36        $   0.33     $   0.74       $   0.65

Number of in-service
 properties
 at end of period            886             486          886            486
In-service square
 footage at
 end of period            95,831          57,777       95,831         57,777
Under development
 square footage
 at end of period          7,456           7,303        7,456          7,303

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999
  ---------------------------------------------------------------------------
  Rental Operations
  -----------------
  Rental Operations revenue increased to $178.4 million from $107.1 million for the three months ended June 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the number of in-service properties during the respective periods. As of June 30, 2000, the Partnership had 886 properties in service compared to 486 properties at June 30, 1999. The following summary of the Partnership's acquisition and development activity since January 1, 1999:
                                   - 15 -

                                               Square
                                   Buildings   Feet
                                   ---------   ------

  Properties owned as of:

  January 1, 1999                      453     52,028
  Weeks merger                         335     28,569
  Acquisitions                          30      2,867
  Developments placed in service        68     10,903
  Dispositions                         (21)    (1,890)
  Building remeasurements                -         25
                                       ---     ------
  December 31, 1999                    865     92,502
  Acquisitions                           2        169
  Developments placed in service        38      6,587
  Dispositions                         (19)    (3,434)
  Building remeasurements                -          7
                                       ---     ------
  June 30, 2000                        886     95,831
                                       ===     ======

  Rental property, real estate tax and depreciation and amortization expenses increased for the three months ended June 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

  The $19.1 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Partnership's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations increased $15.2 million from $39.9 million for the three months ended June 30, 1999, to $55.1 million for the three months ended June 30, 2000.

  Service Operations
  ------------------
  Service Operations revenues increased by $16.1 million from $8.9 million for the three months ended June 30, 1999, to $25.0 million for the three months ended June 30, 2000, primarily as a result of increases in construction and development income from increased third party construction.

  Service Operations operating expenses increased from $5.3 million for the three months ended June 30, 1999, to $14.1 million for the three months ended June 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $3.6 million for the three months ended June 30, 1999, to $11.0 million for the three months ended June 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $546,000 for the three months ended June 30, 1999, to $2.3 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $1.6 million.

  The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $50.5 million and a net gain of $3.4 million during the three months ended June 30, 2000.

  In conjunction with this disposition strategy, included in net real estate investments are 47 buildings with a net book value of $318.7 million which were classified as held for sale by the Partnership at June 30, 2000. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

  Net Income Available for Common Unitholders
  -------------------------------------------
  Net income available for common unitholders for the three months ended June 30, 2000, was $52.4 million compared to net income available for common unitholders of $32.7 million for the three months ended June 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED  JUNE  30,
  1999
  ---------------------------------------------------------------------------
  Rental Operations
  -----------------
  Rental Operations revenue increased to $353.1 million from $209.1 million for the six months ended June 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the number of in-service properties during the respective periods.
  As of June 30, 2000, the Partnership had 886 properties in service compared to 486 properties at June 30, 1999. The following summary of the Partnership's acquisition and development activity since January 1, 1999:

                                                Square
                                    Buildings   Feet
                                    ---------   ------

  Properties owned as of:

  January 1, 1999                       453     52,028
  Weeks merger                          335     28,569
  Acquisitions                           30      2,867
  Developments placed in service         68     10,903
  Dispositions                          (21)    (1,890)
  Building remeasurements                 -         25
                                        ---     ------
  December 31, 1999                     865     92,502
  Acquisitions                            2        169
  Developments placed in service         38      6,587
  Dispositions                          (19)    (3,434)
  Building remeasurements                 -          7
                                        ---     ------
  June 30, 2000                         886     95,831
                                        ===     ======
                                   - 17 -

  Rental property, real estate tax and depreciation and amortization expenses increased for the six months ended June 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

  The $35.8 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Partnership's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations increased $34.0 million from $76.0 million for the six months ended June 30, 1999, to $110.0 million for the six months ended June 30, 2000.

  Service Operations
  ------------------
  Service Operations revenues increased by $17.9 million from $21.2 million for the six months ended June 30, 1999, to $39.1 million for the six months ended June 30, 2000, primarily as a result of increases in construction and development income from increased third party construction.

  Service Operations operating expenses increased from $12.5 million for the six months ended June 30, 1999, to $22.8 million for the six months ended June 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $8.6 million for the six months ended June 30, 1999, to $16.3 million for the six months ended June 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $1.1 million for the six months ended June 30, 1999, to $3.9 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $2.5 million.

  The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $214.3 million and a net gain of $18.1 million during the six months ended June 30, 2000.

  Net Income Available for Common Unitholders
  -------------------------------------------
  Net income available for common unitholders for the six months ended June 30, 2000, was $108.7 million compared to net income available for common unitholders of $63.6 million for the six months ended June 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $174.6 million and $82.6 million for the six months ended June 30, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties.

  Net cash used by investing activities totaling $258.5 million and $323.0 million for the six months ended June 30, 2000 and 1999, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $106.8 million and $401.9 million for the six months ended June 30, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In the first six months of 2000, the Partnership received $13.9 million of net proceeds from the General Partner's issuance of common shares. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

  In the first six months of 1999, the Partnership received $37.9 million of net proceeds from the General Partner's issuance of common shares and $96.5 million of net proceeds from the General Partner's preferred stock offering. The Partnership also issued $300.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

  The Partnership has the following lines of credit available:

                           Borrowing                              Outstanding
                           Capacity    Maturity     Interest    at June 30, 2000
  Description              (in 000's)  Date         Rate           (in 000's)
  ------------------------ ----------  ----------   ----------- ---------------
  Unsecured Line of Credit $450,000    April 2001   LIBOR + .70%   $428,000
  Unsecured Line of Credit $300,000    June 2001    LIBOR + .90%   $ 35,000
  Secured Line of Credit   $150,000    January 2003 LIBOR + 1.05%  $ 40,228

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2000 are at LIBOR + .57% to .70%.

  The  General Partner and the Partnership currently have on file
  Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of June 30, 2000, of approximately $792.9 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.
  The   General  Partner  and  the  Partnership  also  plan  to   file
  additional shelf registrations as necessary.

  The total debt outstanding at June 30, 2000, consists of notes totaling approximately $2.4 billion with a weighted average interest rate of 7.33% maturing at various dates through 2028. The Partnership has $1.8 billion of unsecured debt and $560.0 million of secured debt outstanding at June 30, 2000. Scheduled principal amortization of such debt totaled $5.6 million for the six months ended June 30, 2000.

  Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at June 30, 2000 (in thousands):

                     Future Repayments
              ---------------------------------------  Weighted Average
              Scheduled                                Interest Rate of
Year          Amortization   Maturities      Total     Future Repayments
----          ------------   ----------    ----------  -----------------
2000          $  6,827      $   62,318    $   69,145      7.33%
2001            13,733         642,381       656,114      7.34%
2002            14,130          55,037        69,167      7.36%
2003            13,979         321,535       335,514      7.71%
2004            12,590         176,146       188,736      7.41%
2005            11,612         213,662       225,274      7.25%
2006            10,856         146,178       157,034      7.13%
2007             9,172         116,576       125,748      7.14%
2008             8,386         100,000       108,386      6.79%
2009             9,010         150,000       159,010      7.73%
Thereafter      32,455         223,113       255,568      7.00%
               -------       ---------     ---------
Total         $142,750      $2,206,946    $2,349,696      7.33%
               =======       =========     =========

  FUNDS FROM OPERATIONS

  Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating depreciation and amortization, and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

  The following table reflects the calculation of the Partnership's FFO for the three and six months ended June 30 as follows (in thousands):

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                       2000                   1999   2000                 1999
                       ----                   ----   ----                 ----
Net income available
 for common units      $52,402            $ 32,702   $108,695        $  63,631
Add back:
  Depreciation  and
   amortization         39,766              20,935     79,545           41,389
  Share of joint
   venture
   adjustments           1,633               1,241      3,050            2,756
  Earnings from
   depreciated
   operating property
   sales                (3,108)             (1,084)   (14,178)          (3,398)
                        ------             -------    -------          -------
FUNDS FROM OPERATIONS  $90,693            $ 53,794   $177,112         $104,378
                        ======             =======    =======          =======
CASH FLOW PROVIDED BY
 (USED BY):
  Operating
   activities          $97,171            $ 50,502   $174,565         $ 82,570
  Investing
   activities          (98,142)           (155,907)  (258,468)        (322,976)
  Financing
   activities            4,518             238,520    106,792          401,876

                                    - 20 -
  The increase in FFO for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999, results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

                         PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings
  --------------------------
  None

  Item 2.  Changes in Securities
  ------------------------------
  None

  Item 3.  Defaults upon Senior Securities
  ----------------------------------------
  None

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------
  At the annual meeting of the shareholders of the General Partner held on April 26, 2000, there were 126,494,219 common shares outstanding and entitled to vote on the following matters received the following votes:

  1.   The election of the five (5) Directors named on the proxy card; and

     That the General Partner did canvass the votes cast, and that the result of the vote taken at such Meeting was as follows:

                                    FOR            AGAINST
                                    ---            -------
     Howard L. Feinsand         101,427,208        1,641,486
     William O. McCoy           101,617,210        1,451,484
     James E. Rogers            100,292,530        2,776,164
     Thomas A. Senkbeil         101,405,154        1,663,540
     Jay J. Strauss              93,952,013        9,116,681

  2. A proposal to approve the amendment to the 1995 Stock Option Plan to increase the number of units authorized for issuance by 5,000,000 units:

              FOR               AGAINST             ABSTAIN
              ---               -------             -------
         96,812,723           5,874,126             381,845

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

  Item 6.  Exhibits and Reports on Form 8-K
  -------------------------------------------

  Exhibits
  --------
  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  -------------------
  None.
                                   - 22 -

                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                            Registrant



 Date:  August 11, 2000                /s/  Thomas L. Hefner
        ------------------             ------------------------
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