Form 10-Q
period 2000-09-30
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2000-11-14
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                     ------------------
                                  OR

---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to       .
                                   -------   -------
 ---------------------------------------------------------------------

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

The number of Limited Partnership Units outstanding as of November 10, 2000 was 146,514,293.

                 DUKE-WEEKS REALTY LIMITED PARTNERSHIP

                                 INDEX

PART I - FINANCIAL INFORMATION                         PAGE
------------------------------                         ----
ITEM 1.  FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets as of
   September 30, 2000 (Unaudited) and
   December 31, 1999                                   2

 Condensed Consolidated Statements of
  Operations for the three months and
  nine months ended September 30, 2000
  and 1999 (Unaudited)                                 3

 Condensed Consolidated Statements of
  Cash Flows for the nine months ended
  September 30, 2000 and 1999 (Unaudited)              4

 Condensed Consolidated Statement of
  Partners' Equity for the nine months
  ended September 30, 2000 (Unaudited)                 5

 Notes to Condensed Consolidated Financial
  Statements (Unaudited)                              6-11

 Independent Accountants' Review Report                12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                               13-21


PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings                            21
 Item 2.  Changes in Securities                        21
 Item 3.  Defaults Upon Senior Securities              21
 Item 4.  Submission of Matters to a Vote
           of Security Holders                         21
 Item 5.  Other Information                            21
 Item 6.  Exhibits and Reports on Form 8-K             22

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                   September 30,   December 31,
                                       2000           1999
                                   -------------   ------------
                                    (Unaudited)
ASSETS
------
Real estate investments
   Land and improvements           $  628,439      $  602,789
   Buildings and tenant
    improvements                    4,326,808       4,124,117
   Construction in progress           235,304         327,944
   Investments in unconsolidated
    companies                         160,094         145,587
   Land held for development          262,340         246,533
                                    ---------       ---------
                                    5,612,985       5,446,970
   Accumulated depreciation          (340,950)       (254,574)
                                    ---------       ---------
      Net real estate investments   5,272,035       5,192,396

Cash and cash equivalents              41,119          18,514
Accounts receivable,
 net of allowance
 of $1,367 and $1,775                  17,377          26,844
Straight-line rent receivable,
 net of allowance of $841              38,027          29,770
Receivables on construction contracts  47,501          29,537
Deferred financing costs, net of
 accumulated amortization of
 $11,921 and $9,082                    13,468          16,571
Deferred leasing and other costs,
 net of accumulated amortization
 of $32,255 and $21,287               106,418          83,153
Escrow deposits and other assets       91,381          90,499
                                    ---------       ---------
                                   $5,627,326      $5,487,284
                                    =========       =========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Indebtedness:
   Secured debt                    $  448,105     $   528,665
   Unsecured notes                  1,286,660       1,326,811
   Unsecured lines of credit          466,000         258,000
                                    ---------       ---------
                                    2,200,765       2,113,476

Construction payables and amounts
 due subcontractors                    89,607          89,985
Accounts payable                        3,378           3,179
Accrued expenses:
  Real estate taxes                    66,922          47,604
  Interest                             19,562          20,658
  Other                                56,359          41,836
Other liabilities                      31,334          30,541
Tenant security deposits and
 prepaid rents                         33,629          36,156
                                    ---------       ---------
    Total liabilities               2,501,556       2,383,435
                                    ---------       ---------
Minority interest                       2,180           1,860
                                    ---------       ---------
Partners' equity:
 General Partner
  Common equity                     2,101,173       2,082,720
  Preferred equity (liquidation
   preference of $609,117)            586,504         587,385
                                    ---------       ---------
                                    2,687,677       2,670,105
 Limited partners' common equity      332,958         328,929
 Limited partners' preferred
  equity                              102,955         102,955
                                    ---------       ---------
                                    3,123,590       3,101,989
                                    ---------       ---------
                                   $5,627,326      $5,487,284
                                    =========       =========

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 2 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                              (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                                ------------------       -----------------
                                2000          1999       2000         1999
                                ----          ----       ----         ----
RENTAL OPERATIONS:
 Revenues:
  Rental income               $182,525     $157,001    $528,617    $360,849
  Equity in earnings of
   unconsolidated companies      3,235        3,272      10,285       8,559
                               -------      -------     -------     -------
                               185,760      160,273     538,902     369,408
                               -------      -------     -------     -------
Operating expenses:
  Rental expenses               30,322       25,095      87,428      61,222
  Real estate taxes             18,833       16,408      56,417      38,899
  Interest expense              36,376       25,960     105,310      59,080
  Depreciation and
    amortization                41,884       32,738     121,429      74,127
                               -------      -------     -------     -------
                               127,415      100,201     370,584     233,328
                               -------      -------     -------     -------
     Earnings from rental
      operations                58,345       60,072     168,318     136,080
                               -------      -------     -------     -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees             5,937         7,255      18,202      14,676
  Construction and
   development
   activity income             15,634         7,817      41,581      20,976
  Other income                    332           330       1,226         910
                              -------       -------     -------     -------
                               21,903        15,402      61,009      36,562

   Operating expenses          13,410        11,531      36,187      24,073
                              -------       -------     -------     -------
      Earnings from service
       operations               8,493         3,871      24,822      12,489
                              -------       -------     -------     -------
General and administrative
 expense                       (5,825)       (4,626)    (15,499)    (11,737)
                              -------       -------     -------     -------
       Operating income        61,013        59,317     177,641     136,832

OTHER INCOME (EXPENSE):
 Interest income                1,630           699       5,533       1,844
 Earnings from land and
  depreciated property
  sales                         4,459         3,095      22,550       7,380
 Other expense                   (111)         (133)       (361)       (471)
 Other minority interest in
  earnings of subsidiaries       (697)         (617)     (1,669)     (1,497)
                              -------       -------     -------     -------

     Net income                66,294        62,361     203,694     144,088
Dividends on preferred
 units                        (14,345)      (14,356)    (43,050)    (32,452)
                              -------       -------     -------     -------
Net income available for
 common unitholders          $ 51,949      $ 48,005    $160,644    $111,636
                              =======       =======     =======     =======
Net income per common unit:
 Basic                       $    .36      $    .35    $   1.10    $   1.00
                              =======       =======     =======     =======
 Diluted                     $    .35      $    .35    $   1.09    $   1.00
                              =======       =======     =======     =======

Weighted average number
 of common units
 outstanding                  146,138       137,721     145,663    111,086
                              =======       =======     =======    =======
Weighted average number of
 common and dilutive
 potential common units       147,916       138,923     147,218    112,106
                              =======       =======     =======    =======


 See accompanying Notes to Condensed Consolidated Financial Statements

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            (IN THOUSANDS)
                              (UNAUDITED)

                                                        2000       1999
                                                        ----       ----
Cash flows from operating activities:
 Net income                                           $203,694  $144,088
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation of buildings and tenant improvements  107,906    66,993
    Amortization of deferred financing costs             2,702     1,324
    Amortization of deferred leasing and other costs    13,523     7,134
    Minority interest in earnings                        1,669     1,497
    Straight-line rent adjustment                      (12,819)   (7,462)
    Earnings from land and depreciated
     property sales                                   (22,550)   (7,380)
    Construction contracts, net                       (18,342)   29,741
    Other accrued revenues and expenses, net           25,718    23,766
    Equity in earnings in excess of operating
     distributions received from unconsolidated
      companies                                          (105)     (942)
                                                      -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       301,396   258,759
                                                      -------   -------
Cash flows from investing activities:
  Development of real estate investments             (409,428) (306,031)
  Acquisition of real estate investments               (5,932) (124,968)
  Acquisition of land held for development
   and infrastructure costs                           (73,194)  (82,995)
  Recurring costs:
   Tenant improvements                                (24,085)  (14,003)
   Leasing costs                                      (14,175)   (7,952)
   Building improvements                               (4,924)   (1,564)
  Other deferred leasing costs                        (27,941)  (17,126)
  Other deferred costs and other assets                (9,548)  (39,103)
  Escrow for property exchanges, net                    5,235         -
  Proceeds from land and depreciated
   property sales, net                                345,064    35,524
  Capital distributions received from
   unconsolidated companies                                 -    16,802
  Net investment in and advances to
   unconsolidated companies                           (24,891)  (30,048)
                                                      -------   -------
      NET CASH USED BY INVESTING ACTIVITIES          (243,819) (571,464)
                                                      -------   -------
Cash flows from financing activities:
  Contributions from General Partner                   21,842   299,978
  Proceeds from indebtedness                                -   300,000
  Borrowings on lines of credit, net                  240,026   174,000
  Repayments on indebtedness including
   principal amortization                             (73,810) (264,711)
  Distributions to partners                          (176,231) (119,382)
  Distributions to preferred unitholders              (43,050)  (32,452)
  Distributions to minority interest                   (1,349)   (1,401)
  Deferred financing costs                             (2,400)   (5,141)
                                                      -------   -------
     NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                            (34,972)  350,891
                                                      -------   -------
       NET INCREASE IN CASH AND CASH EQUIVALENTS       22,605    38,186

Cash and cash equivalents at beginning of period       18,514     6,626
                                                      -------   -------
Cash and cash equivalents at end of period           $ 41,119  $ 44,812
                                                      =======   =======
Significant non-cash items:

 Assumption of debt for real estate acquisitions     $      -  $ 26,186
                                                      =======   =======
 Acquisition of minority interest                    $  6,806  $ 49,941
                                                      =======   =======
 Issuance of limited partner units for
  real estate acquisitions                           $  7,615  $  2,017
                                                      =======   =======
 Transfer of mortgage debt in sale
  of depreciated property                            $ 72,650  $      -
                                                      =======   =======

 See accompanying Notes to Condensed Consolidated Financial Statements
                                 - 4 -

        DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS)
                              (UNAUDITED)

                      General Partner       Limited     Limited
                    ----------------------  Partners'   Partners'
                    Common       Preferred  Common      Preferred
                    Equity       Equity     Equity      Equity       Total
                    ---------    ---------  ---------   ---------   ---------

BALANCE AT
 DECEMBER 31, 1999  $2,082,720   $ 587,385   $328,929    $102,955   $3,101,989

 Net income            139,533      36,744     21,111       6,306      203,694

 Capital contribution
  from (repayments to)
  General  Partner      23,648        (881)        -           -        22,767

 Acquisition of
  partnership interest
  for common stock
  of General Partner     8,334           -    (1,528)          -         6,806

 Acquisition of property
  in exchange for
  Limited Partner
  Units                      -           -     7,615           -         7,615

 Distributions to
  preferred unitholders      -     (36,744)        -      (6,306)      (43,050)

 Distributions to
  partners ($1.21
  per common unit)    (153,062)          -   (23,169)          -      (176,231)
                     ---------     -------   -------     -------     ---------
BALANCE AT
 SEPTEMBER 30,
 2000               $2,101,173    $586,504 $332,958     $102,955    $3,123,590
                     =========     =======  =======      =======     =========
COMMON UNITS
 OUTSTANDING
 AT SEPTEMBER
 30, 2000              127,509               18,980                    146,489
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

THE PARTNERSHIP

The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the
Partnership.   Simultaneously,  the   Partnership   completed   the
acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 86.9% of the Partnership at September 30, 2000. The remaining limited partnership interest ("Limited Partner Units") (together with the units of General Gartner interests, the ("Common Units")) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for shares of the General Partner's common stock on a one-for-one basis subject generally to
a   one-year  holding  period.  The  General  Partner  periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2. LINES OF CREDIT

The Partnership has the following lines of credit available (in thousands):

                                                                 Outstanding
                          Borrowing   Maturity     Interest      at September
     Description          Capacity     Date          Rate        30, 2000
------------------------  ---------   --------     ---------     ------------
Unsecured Line of Credit  $450,000    April 2001   LIBOR + .70%   $436,000
Unsecured Line of Credit  $300,000     June 2001   LIBOR + .90%   $ 30,000
Secured Line of Credit    $150,000  January 2003   LIBOR + 1.05%  $ 32,026

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2000, are at LIBOR + .51% to .70%.

3. RELATED PARTY TRANSACTIONS

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.7 million and $2.0 million for such services for the nine months ended September 30, 2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

At September 30, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, which the Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $173,705 for the nine months ended September 30, 2000.

4.  NET INCOME PER COMMON UNIT

Basic net income per common unit is computed by dividing net income available for common unitholders by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing net income available for common unitholders by the sum of the weighted average number of common units units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended September 30 (in thousands):

                             Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                             -------------------     ------------------
                             2000           1999     2000          1999
                             ----           ----     ----          ----

Net income available
 for common unitholders      $ 51,949   $ 48,005     $160,644   111,636
                              =======    =======      =======   =======
Weighted average number
 of common units
 outstanding                  146,138    137,721      145,663   111,086
Dilutive units for
 long-term compensation
 plans                          1,778      1,202        1,555     1,020
                              -------    -------      -------   -------
Weighted average number of
 common units and dilutive
 potential common units       147,916    138,923      147,218   112,106
                              =======    =======      =======   =======

The Preferred D Series Convertible equity and the Series G preferred limited partner units were anti-dilutive at September 30, 2000; therefore, no conversion to common units is included in weighted dilutive potential common units outstanding.

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

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2000 and 1999, and the assets for each of the reportable segments as of September 30, 2000 and December 31, 1999, are summarized as follows (in thousands):

                          Three Months Ended     Nine Months Ended
                             September 30,         September 30,
                          -------------------    ------------------
                          2000          1999     2000         1999
                          ----          ----     ----         ----
Revenues
 Rental Operations:
   Office                $ 87,811   $ 75,628    $251,785   $198,025
   Industrial              87,513     74,877     256,032    143,267
   Retail                   7,434      7,248      22,325     19,326
  Service Operations       21,903     15,402      61,009     36,562
                         --------    -------     -------    -------
   Total Segment FFO      204,661    173,155     591,151    397,180
  Non-Segment Revenue       3,002      2,520       8,760      8,790
                          -------    -------     -------    -------
   Consolidated Revenue  $207,663   $175,675    $599,911   $405,970
                          =======    =======     =======    =======

                         Three Months Ended     Nine Months Ended
                            September 30,         September 30,
                         -------------------    ------------------
                         2000          1999     2000         1999
                         ----          ----     ----         ----

Funds From Operations
 Rental Operations:
   Office               $ 59,091   $ 51,981    $171,817   $135,764
   Industrial             68,536     59,296     200,182    111,578
   Retail                  5,801      5,874      17,833     15,659
  Services Operations      8,493      3,871      24,822     12,489
                         -------    -------     -------    -------
   Total Segment FFO     141,921    121,022     414,654    275,490

  Non-Segment FFO:
   Interest expense      (36,376)   (25,960)   (105,310)   (59,080)
   Interest income         1,630        699       5,533      1,844
   General and
    administrative
    expenses              (5,825)    (4,626)    (15,499)   (11,737)
   Gain on land sales      2,612        690       6,525      1,577
   Other revenues and
    expenses, net           (250)    (1,798)     (5,855)    (2,792)
   Other minority
    interest in earnings
    of subsidiaries         (697)      (617)     (1,669)    (1,497)
   Joint venture FFO       5,298      4,553      15,751     12,632
   Dividends on preferred
    units                (14,345)   (14,356)    (43,050)   (32,452)
                         -------    -------     -------    -------
     Consolidated FFO     93,968     79,607     271,080    183,985

 Depreciation and
  amortization           (41,884)   (32,738)   (121,429)   (74,127)
 Share of joint
  venture adjustments     (1,982)    (1,270)     (5,032)    (4,026)
 Earnings from depreciated
  property sales           1,847      2,406      16,025      5,804
                         -------    -------     -------    -------

   Net Income
    Available for
    Common Unitholders  $ 51,949   $ 48,005    $160,644   $111,636
                         =======    =======     =======    =======

                         September 30,   December 31,
                            2000             1999
                            ----             ----
Assets
 Rental Operations:
   Office                $2,405,913      $2,252,795
   Industrial             2,689,542       2,707,028
   Retail                   186,628         205,993
 Service Operations          93,460          62,335
                          ---------       ---------
   Total Segment Assets   5,375,543       5,228,151
  Non-Segment Assets        251,783         259,133
                          ---------       ---------
   Consolidated Assets   $5,627,326      $5,487,284
                          =========       =========

6.   REAL ESTATE ASSETS HELD FOR SALE

In order to redeploy capital, the Partnership has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that do not meet long-term investment objectives of the Partnership. At September 30, 2000, the Partnership had 15 industrial, 17 office and three retail properties comprising approximately 3.9 million square feet held for sale. Of these properties, six build-to-suit industrial, four build-to-suit office and two build-to-suit retail properties were under development at September 30, 2000. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the nine months ended September 30, 2000, was approximately $9.8 million. Net book value of the properties held for sale at September 30, 2000, was $130.3 million. There can be no assurances that such properties will be sold.

7.  PARTNERS' EQUITY

The following series of preferred equity are outstanding as of September 30, 2000 (in thousands, except percentages):

                    Units        Dividend   Redemption  Liquidation
Description         Outstanding    Rate       Date      Preference   Convertible
------------------  -----------  --------   ----------  -----------  -----------
Preferred A Series     300        9.100%     08/31/01    $  75,000      No
Preferred B Series     300        7.990%     09/30/07      150,000      No
Preferred D Series     536        7.375%     12/31/03      134,117     Yes
Preferred E Series     400        8.250%     01/20/04      100,000      No
Preferred F Series     600        8.000%     10/10/02      150,000      No

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

                                     Nine Months Ended
                                       September 30,
                                     ------------------
                                      2000        1999
                                      ----        ----
                                    (ACTUAL)  (Pro Forma)

  Rental income                     $528,617    $451,932
                                     =======     =======
  Net income available for
   common unitholders               $160,644    $136,623
                                     =======     =======
  Weighted average common
   units outstanding:
       Basic                         145,663     136,350
                                     =======     =======
       Diluted                       147,218     137,540
                                     =======     =======
  Net income per common unit:
        Basic                       $   1.10    $   1.00
                                     =======     =======
        Diluted                     $   1.09    $   0.99
                                     =======     =======

9. RECLASSIFICATIONS

Certain  1999  balances have been reclassified to conform  to  2000 presentation.

10.  SUBSEQUENT EVENTS

DECLARATION OF DIVIDENDS BY GENERAL PARTNER

The Board of Directors of the General Partner declared the following distributions on October 25, 2000:

                 Quarterly
   Class        Amount/Unit    Record Date            Payment Date
------------    -----------    -----------------      -----------------
Common          $   0.43       November 14, 2000      November 30, 2000
Preferred:
 Series A       $0.56875       November 16, 2000      November 30, 2000
 Series B       $0.99875       December 15, 2000      December 29, 2000
 Series D       $0.46094       December 15, 2000      December 29, 2000
 Series E       $0.51563       December 15, 2000      December 29, 2000
 Series F       $0.50000        January 17, 2000       January 31, 2000

INVESTMENT IN JOINT VENTURE

On October 4, 2000, the Partnership sold or contributed $469 million of industrial properties and $18 million of undeveloped land to a joint venture in which the Partnership will have a 50% interest. This trans-action expands an existing venture which, upon completion of this transaction, will own 129 buildings totaling more than 21 million square feet with a value of $789 million. The venture properties are secured by $383 million of first mortgage debt. The Partnership will provide real estate related services to the venture through its Service Operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Partners
DUKE-WEEKS REALTY LIMITED PARTNERSHIP:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of September 30, 2000, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the related condensed consolidated statement of partners' equity for the nine months ended September 30, 2000. These condensed consolidated financial statements are the responsibility of the Partnership's management.

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


KPMG LLP
Indianapolis, Indiana
October 25, 2000

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

The Partnership's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. The Partnership expects to continue to maintain its overall occupancy levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This combination should improve the Partnership's results of operations from its in-service properties. The Partnership's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets.

The Partnership tracks same property performance which compares those properties that were in-service for all of a calendar two-year period. The net operating income from the same property portfolio increased 4.75% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

The   following   table  sets  forth  information   regarding   the
Partnership's in-service portfolio of rental properties as of September 30, 2000 and 1999 (in thousands, except percentages):

                       Total              Percent of
                     Square Feet       Total Square Feet     Percent Occupied
                   ----------------    -----------------     ----------------
Type               2000        1999    2000         1999     2000        1999
----               ----        ----    ----         ----     ----        ----
INDUSTRIAL
 Service Centers   13,359    11,313    13.9%       12.8%    92.3%      93.9%
 Bulk              59,431    56,527    62.0        64.0     94.2%      92.4%
OFFICE
 Suburban          19,663    16,751    20.5        19.0     92.0%      92.7%
 CBD                  861       861     1.0         1.0     97.1%      92.2%
RETAIL              2,535     2,836     2.6         3.2     97.0%      93.7%
                   ------    ------   -----       -----
  Total            95,849    88,288   100.0%      100.0%    93.6%      92.7%
                   ======    ======   =====       =====

The following table reflects the Partnership's in-service portfolio lease expiration schedule as of September 30, 2000, by product type, indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

          Total               Industrial           Office            Retail
          -----               ----------           ------            ------
Yr of    Square             Square              Square           Square
Exp      Feet     Revenue   Feet       Revenue  Feet     Revenue Feet    Revenue
-----    ------   -------   -------    -------  ------   ------- ------  -------
2000      2,463   $ 14,857   1,967     $ 8,668     425   $ 5,526     71  $   663
2001      9,252     57,766   7,147      31,960   2,034    24,913     71      893
2002      9,373     60,402   7,451      36,922   1,848    22,444     74    1,036
2003     10,212     67,927   8,073      40,017   2,021    26,486    118    1,424
2004      9,588     66,870   7,271      35,050   2,227    30,574     90    1,246
2005     12,673     91,363   9,425      45,687   2,921    42,393    327    3,283
2006      7,134     41,480   5,836      23,124   1,276    18,073     22      283
2007      5,704     35,281   4,764      22,006     868    12,563     72      712
2008      5,433     33,114   4,460      19,940     910    12,460     63      714
2009      6,416     39,930   5,218      22,530   1,092    15,951    106    1,449
2010
and
There-
after    11,436     92,994   6,686      29,830   3,306    49,751  1,444   13,413
         ------    -------  ------     -------  ------   -------  -----  ------
Total
Leased   89,684   $601,984  68,298    $315,734  18,928  $261,134  2,458  $25,116
         ======    =======  ======     =======  ======   =======  =====   ======
Total
Portfolio
Sq Ft    95,849             72,790              20,524            2,535
         ======             ======              ======            =====
Annualized
net effective
rent per
sq ft              $  6.71             $  4.62          $  13.80         $ 10.22
                    ======              ======           =======          ======

The Partnership also expects to realize growth in earnings from rental operations through the development and acquisition of additional rental properties in its primary markets and the completion of the 7.9 million square feet of properties under development by the Partnership at September 30, 2000, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
   In-Service       Square       Percent     Project     Stabilized
      Date           Feet        Leased       Costs        Return
  ------------      -------      -------     --------    --------
  Held for Rental:

  4th Quarter 2000  2,516         45%       $180,844     11.4%
  1st Quarter 2001  2,287         39%        115,400     11.5%
  2nd Quarter 2001  1,043          0%         69,822     11.9%
  Thereafter          128          0%         13,148     12.0%
                    -----                    -------
                    5,974         34%       $379,214     11.6%
                    =====                    =======
  Build-to-Suit for Sale:

  4th Quarter 2000      -          0%       $      -
  1st Quarter 2001    291         54%         24,747
  2nd Quarter 2001    488         68%         34,642
  Thereafter        1,157        100%         97,996
                    -----                    -------
                    1,936         85%       $157,385
                    =====                    =======
  Total             7,910         46%       $536,599
                    =====                    =======

MERGER WITH WEEKS CORPORATION
-----------------------------
In July 1999, the General Partner and Weeks Corporation ("Weeks"), approved a merger transaction whereby Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States and its consolidated subsidiary, Weeks Realty L.P. ("Weeks Operating Partnership"), were merged with and into the General Partner and its consolidated subsidiary, Duke Realty Limited Partnership ("Duke Operating Partnership"). The total purchase price of Weeks and Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million.

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

                                        Nine Months Ended
                                          September 30,
                                       ------------------
                                        2000         1999
                                        ----         ----
                                      (Actual)  (Pro Forma)

  Rental income                        $528,617    $451,932
                                        =======     =======
  Net income available
   for common shareholders             $160,644    $136,623
                                        =======     =======
   Weighted average common
    shares outstanding:
     Basic                              145,663     136,350
                                        =======     =======
     Diluted                            147,218     137,540
                                        =======     =======
   Net income per common share:
     Basic                             $   1.10    $   1.00
                                        =======     =======
     Diluted                           $   1.09    $   0.99
                                        =======     =======
RESULTS OF OPERATIONS
---------------------
Following is a summary of the Partnership's operating results and property statistics for the three and nine months ended September 30, 2000 and 1999 (in thousands, except number of properties and per unit amounts):

                                   Three months ended  Nine months ended
                                     September 30,     September 30,
                                   ------------------  -----------------
                                   2000        1999     2000      1999
                                   ----        ----     ----      ----

  Rental Operations revenue      $185,760   $160,273  $538,902 $369,408
  Service Operations revenue       21,903     15,402    61,009   36,562
  Earnings from Rental
   Operations                      58,345     60,072   168,318  136,080
  Earnings from Service
   Operations                       8,493      3,871    24,822   12,489
  Operating income                 61,013     59,317   177,641  136,832
  Net income available for
   common unitholders            $ 51,949   $ 48,005  $160,644 $111,636
  Weighted average common
   units outstanding              146,138    137,721   145,663  111,086
  Weighted average common
   and dilutive potential
    common units                  147,916    138,923   147,218  112,106
  Basic income per
   common unit                   $    .36   $    .35  $   1.10 $   1.00
  Diluted income per
   common unit                   $    .35   $    .35  $   1.09 $   1.00
  Number of in-service properties
   at end of period                   878        841       878      841
  In-service square footage
   at end of period                95,849     88,288    95,849   88,288
  Under development square
   footage at end of period         7,910     12,479     7,910   12,479

Rental Operations
-----------------
Rental Operations revenue increased to $185.8 million from $160.3 million for the three months ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the number of in-service properties during the respective periods. As of September 30, 2000, the Partnership had 878 properties in service compared to 841 properties at September 30, 1999. The following is a summary of the Partnership's acquisition and development activity since January 1, 1999:

                                                   Square
                                     Buildings      Feet
                                     ---------      ------
       Properties owned as of:

     January 1, 1999                    453       52,028
      Weeks merger                      335       28,569
      Acquisitions                       30        2,867
      Developments placed in service     68       10,903
      Dispositions                      (21)      (1,890)
      Building remeasurements             -           25
                                        ---       ------

     December 31, 1999                  865       92,502
      Acquisitions                        2          169
      Developments placed in service     57        9,561
      Dispositions                      (46)      (6,390)
      Building remeasurements             -            7
                                        ---       ------
     September 30, 2000                 878       95,849
                                        ===       ======


Rental property, real estate tax and depreciation and amortization expenses increased for the three months ended September 30, 2000, compared to the same period in 1999, due to the increase in the number of in-service properties during the respective periods.

The $10.4 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $150 million of unsecured debt issued in the fourth quarter of 1999, and increased borrowings on the Partnership's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

As a result of the above-mentioned items, earnings from Rental Operations decreased $1.8 million from $60.1 million for the three months ended September 30, 1999, to $58.3 million for the three months ended September 30, 2000.

Service Operations
------------------
Service  Operations revenues increased by $6.5 million  from  $15.4 million for the three months ended September 30, 1999, to $21.9 million for the three months ended September 30, 2000, primarily as a result of increases in construction and development income from increased third-party construction.

Service Operations operating expenses increased from $11.5 million for the three months ended September 30, 1999, to $13.4 million for the three months ended September 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

As a result, earnings from Service Operations increased from $3.9 million for the three months ended September 30, 1999, to $8.5 million for the three months ended September 30, 2000.

Other Income and Expenses
-------------------------
Interest income increased from $699,000 for the three months ended September 30, 1999, to $1.6 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $794,000.

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $130.8 million and a net gain of $4.5 million during the three months ended September 30, 2000.

In conjunction with this disposition strategy, included in net real estate investments are 35 buildings with a net book value of $130.3 million which were classified as held for sale by the Partnership at September 30, 2000. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Net Income Available for Common Unitholders
-------------------------------------------
Net income available for common unitholders for the three months ended September 30, 2000, was $51.9 million compared to net income available for common unitholders of $48.0 million for the three months ended September 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------
Rental Operations
-----------------
Rental Operations revenue increased to $538.9 million from $369.4 million for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the number of in-service properties during the respective periods, particularly, the revenues from the 335 buildings obtained in the Weeks Merger, for which nine months of operations are included in 2000 compared to three months in 1999. As of September 30, 2000, the Partnership had 878 properties in service compared to 841 properties at September 30, 1999.

Rental property, real estate tax and depreciation and amortization expenses increased for the nine months ended September 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

The $46.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Partnership's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $32.2 million from $136.1 million for the nine months ended September 30, 1999, to $168.3 million for the nine months ended September 30, 2000.
                                - 17 -

Service Operations
------------------
Service  Operations revenues increased by $24.4 million from  $36.6 million for the nine months ended September 30, 1999, to $61.0 million for the nine months ended September 30, 2000, primarily as a result of increases in construction and development income from increased third-party construction.

Service Operations operating expenses increased from $24.1 million for the nine months ended September 30, 1999, to $36.2 million for the nine months ended September 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

As a result, earnings from Service Operations increased from $12.5 million for the nine months ended September 30, 1999, to $24.8 million for the nine months ended September 30, 2000.

Other Income and Expenses
-------------------------
Interest income increased from $1.8 million for the nine months ended September 30, 1999, to $5.5 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $3.3 million.

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $345.1 million and a net gain of $22.6 million during the nine months ended September 30, 2000.

Net Income Available for Common Unitholders
---------------------------------------------
Net income available for common unitholders for the nine months ended September 30, 2000 was $160.6 million compared $111.6 million for the nine months ended September 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $301.4 million and $258.8 million for the nine months ended September 30, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership's properties.

Net cash used by investing activities totaling $243.8 million and $571.5 million for the nine months ended September 30, 2000 and 1999, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales.

Net cash provided (used) by (for) financing activities totaling ($35.0) million and $350.9 million for the nine months ended September 30, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In the first nine months of 2000, the Partnership received $22.7 million of net proceeds from the General Partner's issuance of common shares which was used to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

In the first nine months of 1999, the Partnership received $203.4 million of net proceeds from the General Partner's issuance of common shares, received $96.5 million from the General Partner's issuance of preferred shares and issued $300.0 million of unsecured debt. The Partnership used the net proceeds to reduce amounts outstanding under the Partnership's lines of credit and to fund the development and acquisition of additional rental properties.

The  Partnership  has the following lines of credit  available  (in thousands):
                                                                     Outstanding
                            Borrowing   Maturity     Interest       at September
         Description        Capacity     Date          Rate           30, 2000
  ------------------------  ---------  ------------  -------------  ------------
  Unsecured Line of Credit   $450,000  April 2001    LIBOR + .70%    $436,000
  Unsecured Line of Credit   $300,000  June 2001     LIBOR + .90%    $ 30,000
  Secured Line of Credit     $150,000  January 2003  LIBOR + 1.05%   $ 32,026

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2000 are at LIBOR + .51% to .70%.

The General Partner and the Partnership currently have on file one Form S-3 Registration Statement with the Securities and Exchange Commission ("Shelf Registration") which has remaining availability as of September 30, 2000 of $793.0 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under this Shelf Registration as market conditions change and capital needs arise to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also plan to file additional shelf registrations as necessary.

The total debt outstanding at September 30, 2000, consists of notes totaling $2.2 billion with a weighted average interest rate of 7.31% maturing at various dates through 2028. The Partnership has $1.8 billion of unsecured debt and $448.1 million of secured debt outstanding at September 30, 2000. Scheduled principal amortization of such debt totaled $8.8 million for the nine months ended September 30, 2000.

Following is a summary of the scheduled future amortization and maturities of the Partnership's indebtedness at September 30, 2000 (in thousands):
                                - 19 -

                        Future Repayments
              ----------------------------------------     Weighted Average
              Scheduled                                    Interest Rate of
    Year      Amortization    Maturities       Total       Future Repayments
    ----      ------------    ----------       -----       -----------------
    2000       $  2,750       $        -    $    2,750           7.31%
    2001         11,605          645,381       656,986           7.31%
    2002         11,836           55,037        66,873           7.36%
    2003         11,433          313,239       324,672           7.71%
    2004          9,893          176,146       186,039           7.41%
    2005          8,654          213,662       222,316           7.25%
    2006          7,725          146,178       153,903           7.12%
    2007          5,802          116,579       122,381           7.13%
    2008          4,756          100,000       104,756           6.77%
    2009          5,099          150,000       155,099           7.73%
    Thereafter   29,990          175,000       204,990           6.88%
                -------        ---------     ---------
    Total      $109,543       $2,091,222    $2,200,765           7.31%
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

The following table reflects the calculation of the Partnership's FFO for the three and nine months ended September 30 as follows (in thousands):

                                      Three months ended    Nine months ended
                                         September 30,        September 30,
                                      -------------------   -----------------
                                        2000       1999      2000      1999
                                        ----       ----      ----      ----
Net income available for
 common unitholders                    $51,949   $48,005   $160,644  $111,636
Add back:
  Depreciation and amortization         41,884    32,738    121,429    74,127
  Share of joint venture adjustments     1,982     1,270      5,032     4,026
  Earnings from depreciated property
   sales                                (1,847)   (2,406)   (16,025)   (5,804)
                                       -------   -------    -------   -------
Funds From Operations                  $93,968   $79,607   $271,080  $183,985
                                       =======   =======    =======   =======
Cash flow provided by (used by):
  Operating activities                $126,831  $176,189   $301,396  $258,759
  Investing activities                  14,649  (248,488)  (243,819) (571,464)
  Financing activities                (141,764)  (50,985)   (34,972)  350,891


The increase in FFO for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999, results primarily from the increased in-service rental
property   portfolio   as  discussed  above   under   "Results   of
Operations."

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

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value will be immediately recognized in income. The adoption of this statement will not have a material impact on the Partnership's financial statements.

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

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------
  Exhibits
  --------
  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  -------------------
  None

                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
By: Duke-Weeks Realty Limited Partnership,
    General Partner
                                             Registrant



Date:  November 12, 2000           /s/ Thomas L. Hefner
      -----------------            -----------------------------
                                   President and
                                     Chief Executive Officer




                                   /s/    Darell E. Zink, Jr.
                                   -----------------------------
                                   Executive Vice President and
                                    Chief Financial Officer



                                   /s/    Dennis  D. Oklak
                                   -----------------------------
                                   Executive Vice President and
                                     Chief Administrative Officer
                                - 23 -