Form 10-K
period 2000-12-31
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2001-03-30
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

 (Mark One)
{X}	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2000
or
{ }	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to ___________

Commission file number       0-20625

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
 (Exact name of registrant as specified in its charter)

Indiana	35-1898425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East 96th Street, Suite 100
Indianapolis, Indiana	46240
(Address of principal executive offices)	(Zip Code)

(317)  808-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:  Limited Partner Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $364.0 million based on the last reported sale price of the common units of Duke-Weeks Realty Corporation into which Limited Partner Units are exchangeable, on March 5, 2001.

The number of Limited Partnership Units outstanding as of March 5, 2001 was 18,826,627.

TABLE OF CONTENTS

Form 10-K

Item No.

PART I
	1.	Business
	2.	Properties
	3.	Legal Proceedings
	4.	Submission of Matters to a Vote of Security Holders
PART II
	5.	Market for the Registrant’s Equity and Related Security Holder Matters
	6.	Selected Financial Data
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	7a.	Quantitative and Qualitative Disclosure About Market Risks
	8.	Financial Statements and Supplementary Data
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
	10.	Directors and Executive Officers of the Registrant
	11.	Executive Compensation
	12.	Security Ownership of Certain Beneficial Owners and Management
	13.	Certain Relationships and Related Transactions
PART IV
	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Exhibits

When used in this Form 10-K Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to Duke-Weeks Realty Corporation's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 28, 1996 for additional  information concerning these risks.

PART I

Item 1.  Business

Duke-Weeks Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke-Weeks Realty Corporation (the “Predecessor” or the “General Partner”) contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the “1993 Offering”) to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust ("REIT") under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership currently owning 86.9% of the partnership interest (“General Partner Units”).  The remaining 13.1% of the Partnership is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”).

As of December 31, 2000, the Partnership’s diversified portfolio of 958 rental properties (including 45 properties totaling 8.1 million square feet under development) encompass 109.0 million rentable square feet and are leased by a diverse and stable base of over 4,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Partnership also owns more than 4,100 acres of unencumbered land ready for development.

The Partnership, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, landscaping, build-to-suit, and other tenant-related services for approximately 500 tenants in over 6.3 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Partnership concentrates its activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. The Partnership has rental operations that are self-administered. In addition, the Partnership conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership’s wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Partnership" in this Form 10-K Report include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise.

The Partnership’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has thirteen regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Partnership had 1,411 employees as of December 31, 2000.

Business Strategy

The Partnership’s business objective is to increase its Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership’s tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. While management believes that FFO is a relevant measure of the Partnership’s operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership’s operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership’s significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets where it owns properties. The Partnership also expects to utilize its more than 4,100 acres of unencumbered land and its many business relationships with nearly 5,000 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

The Partnership’s policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership’s industrial and suburban office development focuses on business parks and mixed-use developments  suitable for development of multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership’s retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

All of the Partnership’s properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Partnership’s current markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties. Based upon the current occupancy rates in Partnership and competitive properties, the Partnership believes there will not be significant competitive pressure to lower rental rates in the near future.

Financing Strategy

The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Partnership has $750 million in unsecured lines of credit and a $150 million secured line of credit available for short-term fundings of development and acquisition of additional rental properties. In addition to debt and equity capital markets, the Partnership has developed a strategy to pursue favorable opportunities to dispose of assets that no longer meet the Partnership’s long-term investment criteria and re-deploy the proceeds into new investments with excellent long-term growth prospects. See additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Partnership’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Units (“Units”) in DWRLP plus outstanding indebtedness) at December 31, 2000 was 31.4%. The Partnership’s ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2000 were 2.32x and 1.69x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred unit dividend requirements. Management believes these measures to be consistent with its financing strategy.

Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically focused Real Estate Investment Trust (“REIT”) which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty, L.P. ("Weeks Operating Partnership") merged with and into the Partnership. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

Other

The Partnership’s operations are not dependent on a single or few customers as no single customer accounts for more than 1.7% of the Partnership’s total revenue. The Partnership’s operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

For additional information regarding the Partnership’s investments and operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” For additional information about the Partnership’s business segments, see Item 8, “Financial Statements and Supplementary Data.”

Item 2.  Properties

Product Review

As of December 31, 2000, the Partnership owns an interest in a diversified portfolio of 958 commercial  properties encompassing approximately 109.0 million net rentable square feet (including 45 properties  comprising 8.1 million square feet under development) located in ten states and more than 4,100 acres of land for future development.

Industrial Properties: The Partnership owns interests in 695 industrial properties encompassing approximately 82.3 million square feet (76% of total square feet) more specifically described as follows:

•         Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Partnership owns 469 buildings totaling 68.5 million square feet of such properties.

•         Service Centers – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Partnership owns 226 buildings totaling 13.8 million square feet of such properties.

Office Properties:  The Partnership owns interests in 233 office buildings totaling approximately 24.2 million square feet (22% of total square feet) more specifically described as follows:

•         Suburban Office – The Partnership owns 229 suburban office buildings totaling 23.3 million square feet.

•         CBD Office – The Partnership owns four downtown office projects totaling approximately 861,000 square feet.

Retail Properties:  The Partnership owns interests in 30 retail projects totaling approximately 2.5 million square feet (2% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  The Partnership owns more than 4,100 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 61 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

Service Operations:  The Partnership provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Partnership’s current property management base for third parties includes over 6.3 million square feet of properties serving approximately 500 tenants.

Property Descriptions

The Partnership’s properties are described on the following pages:

Project Name/ Location	Year Ownership Interest		Partnership's Interest		Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/00

In-Service
Industrial
Ft. Lauderdale, FL
Sawgrass - Building 1	Fee		95%	[1]	1999	8.55	83,433	86%
Hollywood, FL
2600 SW 39th Street	Fee		100%		1999	30.14	191,280	100%
Port 95 - Spec. Bldg.	Fee		100%		1999	4.77	84,006	100%
Jacksonville, FL
13350 International Park	Fee		100%		1998	5.14	90,000	85%
13340 International Parkway	Fee		100%		1997	4.43	81,000	100%
1420 Vantage Way	Fee		100%		1998	11.55	147,300	100%
1460 Vantage Way	Fee		100%		1998	5.32	86,400	100%
1350 Tradeport Drive	Fee		100%		1989	7.64	99,750	100%
1371 Tradeport Drive	Fee		100%		1995	7.46	117,000	100%
13291 Vantage Way	Fee		100%		1995	7.58	110,880	99%
Tradeport Dist Ctr VII	Fee		100%		2000	7.92	117,000	100%
Lake Mary, FL
100 Technology Parkway	Fee		100%		1986	5.51	60,711	95%
525 Technology Parkway	Fee		100%		1998	6.20	67,185	89%
255 Technology Parkway	Fee		100%		1998	5.16	54,590	100%
200 Technology Parkway	Fee		100%		1999	6.00	68,726	100%
250 Technology Park	Fee		100%		1999	5.00	46,481	100%
Miami, FL
Beacon Station #22	Fee		50%	[1]	1999	10.75	179,832	87%
Beacon Station #23	Fee		50%	[1]	1999	10.75	179,832	81%
Beacon Station #24	Fee		50%	[1]	1999	10.75	179,672	100%
Orlando, FL
8500 Parkline Blvd	Fee		100%		1986	7.93	102,400	100%
8501 Parkline Blvd.	Fee		100%		1991	1.95	27,000	89%
8549 Parkline Blvd.	Fee		100%		1992	1.72	27,007	100%
8351 Parkline Blvd.	Fee		100%		1994	2.44	33,600	100%
8249 Parkline Blvd	Fee		100%		1996	2.39	33,600	100%
1630 Prime Court	Fee		100%		1996	3.65	52,579	100%
1629 Prime Court	Fee		100%		1997	3.12	43,200	100%
7101 TPC Drive	Fee		100%		1998	7.26	84,650	100%
7022 TPC Drive	Fee		100%		1999	7.04	86,316	54%
2500 Principal Row	Fee		100%		1996	7.50	140,015	100%
2490 Principal Row	Fee		100%		1997	5.58	101,800	100%
2491 Principal Row	Fee		100%		1998	6.32	118,250	100%
9600 Parksouth Court	Fee		100%		1997	7.05	126,818	100%
9550 Parksouth F Ct.	Fee		100%		1999	10.88	203,900	88%
Parksouth Dist. Ctr-Bldg H	Fee		100%		2000	6.79	134,600	29%
Tampa, FL
8640 Elm Fair Blvd	Fee		100%		1998	4.06	68,413	100%
4720 Oak Fair Blvd	Fee		100%		1998	10.23	173,514	100%
4758 Oak Fair Blvd.	Fee		100%		1999	4.45	92,200	100%
Fairfield Distribution Ctr IV	Fee		100%		1999	6.00	86,458	100%
Fairfield Distribution Ctr V	Fee		100%		2000	6.72	101,100	0%
Alpharetta, GA
Founders Park SC 1	Fee		100%		1999	9.10	112,559	60%
11800 Wills Road	Fee		100%		1987	3.79	42,691	65%
11810 Wills Road	Fee		100%		1987	3.68	59,334	100%
11820 Wills Road	Fee		100%		1987	6.06	103,222	100%
11415 Old Roswell Road	Fee		100%		1991	8.08	80,000	100%
1350 Northmeadow Parkway	Fee		100%		1994	6.40	64,500	85%
1320 Ridgeland Pkwy	Fee		100%		1999	10.39	125,000	100%
Ridgeland Business Dist I	Fee		100%		1999	6.03	73,600	100%
Ridgeland Business Dist. II	Fee		100%		1999	7.15	78,400	58%
Atlanta, GA
1670 Defoor Avenue	Fee		100%		1960	2.34	48,007	96%
Duluth, GA
2475 Meadowbrook Parkway	Fee		100%		1986	6.07	59,086	100%
2505 Meadowbrook Parkway	Fee		100%		1990	3.36	53,481	100%
2450 Meadowbrook Parkway	Fee		50%	[1]	1989	4.26	68,400	100%
2500 Meadowbrook Parkway	Fee		50%	[1]	1987	4.50	68,800	100%
2825 Breckinridge Blvd	Fee		100%		1986	6.80	45,442	81%
2875 Breckinridge Blvd	Fee		100%		1986	8.75	57,918	100%
2885 Breckinridge Blvd	Fee		100%		1997	8.85	80,450	100%
2625 Pinemeadow Court	Fee		50%	[1]	1994	9.57	139,540	100%
2660 Pinemeadow Court	Fee		50%	[1]	1996	6.00	104,000	100%
3450 River Green Court	Fee		100%		1989	4.20	33,600	100%
4800 River Green Parkway	Fee		100%		1989	2.41	25,538	0%
2775 Premier Parkway	Fee		100%		1997	6.20	79,110	100%
3079 Premier Parkway	Fee		100%		1998	9.70	101,600	94%
Sugarloaf Office I	Fee		100%		1998	11.58	90,350	100%
2850 Premiere Parkway	Fee		50%	[1]	1997	7.50	86,000	100%
Sugarloaf Office II	Fee		50%	[1]	1999	8.85	56,251	100%
Sugarloaf Office III	Fee		50%	[1]	1999	5.39	56,795	90%
2855 Premier Parkway	Fee		100%		1999	7.20	89,636	100%
6655 Sugarloaf	Fee		100%		1998	18.40	250,000	100%
Sugarloaf Office IV	Fee		100%		2000	4.87	50,975	71%
Kennesaw, GA
1950 Vaughn Street	Fee		100%		1992	15.47	162,651	100%
240 Northpoint Parkway	Fee		50%	[1]	1995/1997	4.85	222,900	100%
3330 West Town Point Drive	Fee		100%		1994	5.80	88,000	100%
3350 West Town Point Drive	Fee		100%		1995	6.21	76,800	100%
3240 Town Point Drive	Fee		100%		1997	10.40	140,400	100%
3200 Town Point Drive	Fee		100%		1999	6.73	72,000	89%
Marietta, GA
805 Franklin Court	Fee		100%		1983	3.13	40,410	100%
810 Franklin Court	Fee		100%		1983	2.42	27,386	100%
811 Livingston Court	Fee		100%		1983	1.58	20,780	76%
825 Franklin Court	Fee		100%		1983	3.58	55,259	82%
830 Franklin Court	Fee		100%		1983	1.03	14,340	100%
835 Franklin Court	Fee		100%		1983	3.93	60,772	100%
840 Franklin Court	Fee		100%		1983	2.42	35,908	100%
821 Livingston Court	Fee		100%		1983	1.59	15,558	100%
841 Livingston Court	Fee		100%		1983	2.75	35,908	100%
1335 Capital Circle	Fee		100%		1985	3.97	56,616	100%
1337-41-51 Capital Circle	Fee		100%		1985	7.38	79,667	100%
2260 Northwest Parkway	Fee		100%		1982	3.06	50,220	89%
2252 Northwest Parkway	Fee		100%		1982	0.95	14,435	68%
2242 Northwest Parkway	Fee		100%		1982	1.72	26,614	92%
2256 Northwest Parkway	Fee		100%		1982	0.84	13,265	54%
2244 Northwest Parkway	Fee		100%		1982	0.64	7,384	51%
2150 Northwest Parkway	Fee		100%		1982	2.90	46,214	95%
2152 Northwest Parkway	Fee		100%		1982	1.49	25,317	100%
2130 Northwest Parkway	Fee		100%		1982	3.51	55,325	80%
2270 Northwest Parkway	Fee		100%		1988	4.50	60,985	89%
2275 Northwest Parkway	Fee		100%		1988	2.60	35,786	100%
McDonough, GA
120 Declaration Drive	Fee		100%		1997	14.70	301,200	100%
Norcross, GA
3045 Business Pk Dr	Fee		100%		1998	4.04	35,100	100%
1750 Beaver Ruin	Fee		100%		1997	6.40	67,878	100%
4258 Communications Drive	Fee		100%		1981	3.00	57,000	100%
4261 Communications Drive	Fee		100%		1981	3.29	56,600	100%
4291 Communications Drive	Fee		100%		1981	1.76	31,500	100%
1826 Doan Way	Fee		100%		1984	3.90	57,200	100%
1857 Doan Way	Fee		100%		1970	5.00	16,000	100%
1650 International Blvd	Fee		100%		1984	3.79	52,461	0%
4245 International Blvd	Fee		100%		1985/1995	10.58	249,200	100%
4250 International Blvd	Fee		100%		1986	5.03	47,030	100%
4295 International Blvd	Fee		100%		1984	3.22	49,896	100%
4320 International Blvd	Fee		100%		1984	2.44	32,000	100%
4350 International Blvd	Fee		100%		1982	4.29	64,152	100%
Norcross, GA
4355 International Blvd	Fee		100%		1983	4.54	60,760	27%
4405A International Blvd	Fee		100%		1984	4.30	50,000	100%
4405B International Blvd	Fee		100%		1984	4.30	60,950	96%
4405C International Blvd	Fee		100%		1984	4.30	10,644	100%
1828 Meca Way	Fee		100%		1975	3.90	63,000	100%
1858 Meca Way	Fee		100%		1975	3.36	58,600	100%
4316 Park Drive	Fee		100%		1980	2.76	50,000	100%
4317 Park Drive	Fee		100%		1985	4.52	47,243	70%
4357 Park Drive	Fee		100%		1979	4.89	65,800	100%
4386 Park Drive	Fee		100%		1973	3.73	54,848	100%
4436 Park Drive	Fee		100%		1968	3.90	66,232	100%
4437 Park Drive	Fee		100%		1978	4.40	73,456	94%
4467 Park Drive	Fee		100%		1978	4.68	66,203	100%
4476 Park Drive	Fee		100%		1977	2.90	42,200	100%
4487 Park Drive	Fee		100%		1978	4.68	89,204	64%
4274 Shackleford Road	Fee		100%		1974	6.18	80,822	100%
4344 Shackleford Road	Fee		100%		1975	3.85	52,924	100%
4355 Shackleford Road	Fee		100%		1972	8.12	137,100	100%
4364 Shackleford Road	Fee		100%		1973	2.12	31,040	100%
4366 Shackleford Road	Fee		100%		1981	3.30	56,709	100%
4388 Shackelford Road	Fee		100%		1981	5.40	89,612	100%
4400 Shackleford Road	Fee		100%		1981	2.30	39,004	100%
4444 Shackleford Road	Fee		100%		1979	5.20	85,200	100%
1505 Pavillion Place	Fee		100%		1988	5.11	78,400	100%
3883 Steve Reynolds Blvd.	Fee		100%		1990	7.00	137,061	100%
3890 Steve Reynolds Blvd	Fee		100%		1991	4.74	48,800	100%
3905 Steve Reynolds Blvd	Fee		100%		1995	4.60	64,800	100%
3950 Steve Reynolds Blvd.	Fee		100%		1992	5.73	80,000	100%
4020 Steve Reynolds Blvd	Fee		100%		1997	3.05	44,260	100%
4025 Steve Reynolds Blvd	Fee		100%		1994	4.54	70,400	73%
2915 Courtyards Drive	Fee		100%		1986	3.82	40,058	100%
2925 Courtyards Drive	Fee		100%		1986	4.76	71,763	100%
2975 Courtyards Drive	Fee		100%		1986	2.05	27,342	100%
2995 Courtyards Drive	Fee		100%		1986	1.56	18,542	100%
2725 Northwoods Pkwy	Fee		100%		1984	4.40	76,686	100%
2755 Northwoods Pkwy	Fee		100%		1986	2.49	48,270	100%
2775 Northwoods Pkwy	Fee		100%		1986	3.22	32,192	100%
2850 Colonnades Court	Fee		100%		1988	8.03	102,128	100%
3040 Northwoods Pkwy	Fee		100%		1984	2.98	50,480	100%
3044 Northwoods Circle	Fee		100%		1984	2.38	24,367	100%
3055 Northwoods Pkwy	Fee		100%		1985	2.13	31,946	0%
3075 Northwoods Pkwy	Fee		100%		1985	3.74	41,400	100%
3100 Northwoods Pkwy	Fee		100%		1985	3.93	39,728	100%
3155 Northwoods Pkwy	Fee		100%		1985	3.31	40,530	100%
3175 Northwoods Pkwy	Fee		100%		1985	2.50	33,405	100%
6525-27 Jimmy Carter Blvd	Fee		100%		1983	5.62	92,735	55%
5765 Peachtree Industrial Blvd	Fee		100%		1997	4.73	60,000	100%
5775 Peachtree Industrial Blvd	Fee		100%		1997	4.73	60,000	100%
2450 Satellite Blvd	Fee		50%	[1]	1994	6.18	102,862	100%
5401 Buford Highway	Fee		100%		1987	4.19	74,360	100%
5403 Buford Highway	Fee		100%		1987	5.98	108,140	100%
5405 Buford Highway	Fee		100%		1989	3.15	61,982	100%
5409 Buford Highway	Fee		100%		1989	5.18	111,873	58%
3170 Reps Miller Road	Fee		100%		1998	4.48	51,400	100%
3180 Reps Miller Road	Fee		100%		1998	4.48	51,400	100%
3190 Reps Miller Road	Fee		100%		1998	4.48	59,034	71%
Roswell, GA
11545 Wills Road	Fee		100%		1998	8.70	71,140	100%
105 Hembree Park Drive	Fee		100%		1988	3.61	45,490	82%
150 Hembree Park Drive	Fee		100%		1985	5.03	44,343	100%
200 Hembree Park Drive	Fee		100%		1985	1.97	43,559	100%
645 Hembree Parkway	Fee		100%		1986	3.08	45,037	82%
655 Hembree Parkway	Fee		100%		1986	3.09	43,956	100%
250 Hembree Park Drive	Fee		100%		1996	8.07	94,500	100%
660 Hembree Park Drive	Fee		100%		1998	9.23	94,500	100%
993 Mansell Road	Fee		100%		1987	1.69	21,600	100%
995 Mansell Road	Fee		100%		1987	0.97	16,800	100%
Roswell, GA
997 Mansell Road	Fee		100%		1987	0.86	14,400	100%
999 Mansell Road	Fee		100%		1987	1.32	19,200	50%
1003 Mansell Road	Fee		100%		1987	1.66	20,800	100%
1005 Mansell Road	Fee		100%		1987	0.94	16,800	92%
1007 Mansell Road	Fee		100%		1987	2.07	37,450	100%
1009 Mansell Road	Fee		100%		1986	3.26	38,082	81%
1011 Mansell Road	Fee		100%		1984	3.23	38,630	67%
Northbrook Business Dist II	Fee		100%		2000	4.84	64,000	0%
1100 Northmeadow Parkway	Fee		100%		1989	6.94	50,891	100%
1150 Northmeadow Parkway	Fee		100%		1988	3.98	52,050	100%
1125 Northmeadow Parkway	Fee		100%		1987	5.78	67,104	80%
1175 Northmeadow Parkway	Fee		100%		1987	4.06	71,264	100%
1250 Northmeadow Parkway	Fee		100%		1989	4.17	52,224	100%
1225 Northmeadow Parkway	Fee		100%		1989	3.89	37,520	56%
1325 Northmeadow Parkway	Fee		100%		1990	5.89	70,050	100%
1335 Northmeadow Parkway	Fee		100%		1996	8.60	88,784	93%
11390 Old Roswell Road	Fee		100%		1997	4.42	47,600	100%
1400 Hembree Road	Fee		100%		1998	3.68	34,615	100%
245 Hembree Park Drive	Fee		100%		1999	7.50	103,916	90%
Northmeadow BD IV	Fee		100%		1999	6.68	93,363	100%
Northmeadow Service Ctr V	Fee		100%		1999	4.68	38,845	100%
Northmeadow BD VI	Fee		100%		1999	4.96	63,112	24%
Suwanee, GA
90 Horizon Drive	Fee		50%	[1]	1992	2.00	13,400	100%
225 Horizon Drive	Fee		50%	[1]	1990	5.08	96,000	100%
250 Horizon Drive	Fee		50%	[1]	1997	18.05	267,600	100%
70 Crestridge Drive	Fee		50%	[1]	1998	10.62	132,128	100%
2775 Horizon Ridge	Fee		50%	[1]	1996	12.20	223,219	100%
2780 Horizon Ridge	Fee		50%	[1]	1997	12.70	222,643	100%
2800 Vista Ridge Drive	Fee		50%	[1]	1995	17.30	252,092	100%
410 Horizon Dr.	Fee		50%	[1]	1999	15.39	247,500	50%
100 Crestridge Drive	Fee		50%	[1]	1999	8.03	99,822	100%
1000 Northbrook Parkway	Fee		50%	[1]	1986	8.40	131,660	100%
675 Old Peachtree Rd	Fee		50%	[1]	1988	10.06	176,820	57%
7250 McGinnis Ferry Road	Fee		100%		1996	6.22	70,600	100%
Aurora, IL
535 Exchange	Fee		100%		1984	4.63	25,943	100%
515-525 Enterprise	Fee		100%		1984	3.39	66,017	100%
615 Enterprise	Fee		100%		1984	4.63	83,818	50%
3615 Exchange	Fee		100%		1986	4.06	64,755	100%
4000 Sussex	Fee		100%		1990	4.13	75,203	100%
700 North Commerce	Fee		100%		1989	6.87	119,155	0%
3737 E. Exchange	Fee		100%		1985	5.92	104,928	100%
444 N. Commerce	Fee		100%		1985	7.15	92,692	100%
Meridian I	Fee		100%		2000	11.65	188,700	56%
Bolinbrook, IL
Crossroads 1	Fee		50%	[1]	1998	11.34	289,920	100%
Bolingbrook, IL
Chapco Carton Company	Fee		100%		2000	7.58	145,000	100%
Crossroads 3	Fee		50%	[1]	2000	10.64	187,000	50%
Carol Stream, IL
Carol Stream Building 1	Fee		50%	[1]	1998	8.76	187,850	100%
Des Plaines, IL
Wolf Road Building	Fee		100%		1966/1969	2.70	60,922	100%
105 East Oakton	Fee		100%		1974	6.50	180,000	99%
Lake Forest, IL
Ballard Drive Building	Fee		100%		1985	3.33	54,274	100%
Laurel Drive Building	Fee		100%		1981	1.12	19,570	100%
13825 W. Laurel Dr.	Fee		100%		1978/1985	3.51	60,125	21%
Romeoville, IL
Crossroads 2	Fee		50%	[1]	1999	23.50	460,800	100%
Westmont, IL
Oakmont Tech Center	Fee		100%		1989	6.30	110,671	81%
Carmel, IN
Hamilton Crossing Bldg 1	Fee		100%		1989	4.70	103,041	77%
Fishers, IN
Exit 5 Bldg I	Fee	[3]	100%		1999	9.00	134,400	100%
Exit 5 Bldg. II	Fee		100%		1999	8.60	124,000	45%
Greenwood, IN
South Park Bldg 2	Fee		100%		1990	7.10	86,806	100%
Indianapolis, IN
3200 North Elizabeth	Fee		50%	[1]	1973	4.50	99,350	100%
Franklin Road Bus. Ctr.	Fee		100%		1962/1998	28.00	488,925	100%
Georgetown Rd. Bldg 1	Fee		50%	[1]	1987	5.85	111,883	83%
Georgetown Rd. Bldg 2	Fee		50%	[1]	1987	5.81	72,120	100%
Georgetown Rd. Bldg 3	Fee		50%	[1]	1987	5.10	45,896	100%
6061 Guion Rd	Fee		100%		1974	6.20	87,064	100%
6060 Guion Rd	Fee		100%		1968/1977	14.05	182,311	100%
Hillsdale Bldg 1	Fee		50%	[1]	1986	9.16	73,866	100%
Hillsdale Bldg 2	Fee		50%	[1]	1986	5.50	83,600	100%
Hillsdale Bldg 3	Fee		50%	[1]	1987	5.50	84,050	86%
Hillsdale Bldg 4	Fee		100%		1987	7.85	73,874	100%
Hillsdale Bldg 5	Fee		100%		1987	5.44	67,500	99%
Hillsdale Bldg 6	Fee		100%		1987	4.25	64,000	0%
Hunter Creek Bldg 1	Fee		10%-50%	[2]	1989	5.97	86,500	100%
Hunter Creek Bldg 2	Fee		10%-50%	[2]	1989	8.86	202,561	100%
4750 Kentucky Avenue	Fee		100%		1974	11.01	125,000	100%
North Airport Park Bldg 1	Fee		50%	[1]	1996/1998	64.02	1,339,195	100%
North Airport Park Bldg 2	Fee		50%	[1]	1997	22.50	377,280	100%
Park 100 Bldg 111	Fee		50%	[1]	1987	7.91	83,545	100%
Park 100 Bldg 112	Fee		50%	[1]	1987	4.45	37,800	90%
Park 100 Bldg 128	Fee		50%	[1]	1996	14.40	322,000	100%
Park 100 Bldg 129	Fee		50%	[1]	1996	16.00	457,600	100%
Vanstar	Fee		50%	[1]	1997	21.00	415,680	100%
Park 100 Bldg 133	Fee		50%	[1]	1997	1.30	20,530	100%
Park 100 Bldg 48	Fee		50%	[1]	1984	8.63	127,410	100%
Park 100 Bldg 49	Fee		50%	[1]	1982	4.55	89,600	100%
Park 100 Bldg 50	Fee		50%	[1]	1982	4.09	51,200	100%
Park 100 Bldg 52	Fee		50%	[1]	1983	2.70	34,800	100%
Park 100 Bldg 53	Fee		50%	[1]	1984	4.23	76,800	100%
Park 100 Bldg 54	Fee		50%	[1]	1984	4.42	76,800	100%
Park 100 Bldg 55	Fee		50%	[1]	1984	3.83	43,200	100%
Park 100 Bldg 56	Fee		50%	[1]	1984	15.94	300,000	100%
Park 100 Bldg 57	Fee		50%	[1]	1984	7.70	128,800	100%
Park 100 Bldg 58	Fee		50%	[1]	1984	8.03	128,800	100%
Park 100 Bldg 59	Fee		50%	[1]	1985	5.14	83,200	100%
Park 100 Bldg 60	Fee		50%	[1]	1985	4.78	83,200	92%
Park 100 Bldg 62	Fee		50%	[1]	1986	7.70	128,800	100%
Park 100 Bldg 67	Fee		50%	[1]	1987	4.23	72,350	100%
Park 100 Bldg 68	Fee		50%	[1]	1987	4.23	72,360	100%
Park 100 Bldg 71	Fee		50%	[1]	1987	9.06	193,400	27%
Park 100 Bldg 74	Fee		10%-50%	[2]	1988	12.41	257,400	100%
Park 100 Bldg 76	Fee		10%-50%	[2]	1988	5.10	81,695	100%
Park 100 Bldg 78	Fee		10%-50%	[2]	1988	21.80	512,777	100%
Park 100 Bldg 85	Fee		10%-50%	[2]	1989	9.70	180,100	100%
Park 100 Bldg 89	Fee		10%-50%	[2]	1990	11.28	311,600	100%
Park 100 Bldg 91	Fee		10%-50%	[2]	1990/1996	7.53	196,800	100%
Park 100 Bldg 92	Fee		10%-50%	[2]	1991	4.38	45,917	100%
Park 100 Bldg 95	Fee		100%		1993	15.23	336,000	100%
Silver Burdett	Fee		100%		1994/1997	27.69	737,850	100%
Park 100 Bldg 98	Fee		100%		1968/1995	37.34	508,300	97%
Park 100 Bldg 99	Fee		50%	[1]	1994	18.00	364,800	100%
Park 100 Bldg 100	Fee		100%		1995	7.00	117,500	100%
Park 100 Bldg 101	Fee		50%	[1]	1983	4.37	45,000	88%
Park 100 Bldg 105	Fee		50%	[1]	1983	4.64	41,400	83%
Park 100 Bldg 106	Fee		50%	[1]	1978	4.64	41,400	61%
Park 100 Bldg 107	Fee		100%		1984	3.56	58,783	100%
Park 100 Bldg 108	Fee		50%	[1]	1983	6.36	60,300	100%
Park 100 Bldg 109	Fee		100%		1985	4.80	46,000	100%
Park 100 Bldg 113	Fee		50%	[1]	1987	6.20	72,166	100%
Park 100 Bldg 114	Fee		50%	[1]	1987	6.20	56,700	100%
Park 100 Bldg 117	Fee		10%-50%	[2]	1988	13.36	135,461	76%
Park 100 Bldg 120	Fee		10%-50%	[2]	1989	4.54	54,982	100%
Park 100 Bldg 122	Fee		100%		1990	6.17	73,274	100%
Park 100 Bldg 125	Fee		100%		1994/1996	13.81	195,080	100%
Park 100 Bldg 126	Fee		100%		1984	4.04	60,100	100%
Park 100 Bldg 127	Fee		100%		1995	6.50	93,600	100%
Indianapolis, IN
Park 100 Bldg 130	Fee		100%		1996	9.70	152,000	100%
Park 100 Bldg 134	Fee		100%		1998	8.70	110,487	100%
Park 100 Bldg 136	Fee		100%		1998	10.50	152,864	100%
Park 100 Bldg 39	Fee		50%	[1]	1987	7.85	128,000	100%
Park 100 Bldg 63	Fee		50%	[1]	1987	4.85	83,200	100%
Park 100 Bldg 64	Fee		50%	[1]	1987	4.86	83,200	75%
Park 100 Bldg 65	Fee		50%	[1]	1987	12.20	257,600	100%
Park 100 Bldg 66	Fee		50%	[1]	1987	5.30	64,800	57%
Park 100 Bldg 79	Fee		50%	[1]	1988	4.47	66,000	77%
Park 100 Bldg 80	Fee		50%	[1]	1988	4.47	66,000	100%
Park 100 Bldg 83	Fee		50%	[1]	1989	5.34	96,000	75%
Park 100 Bldg 84	Fee		50%	[1]	1989	5.34	96,000	100%
Park 100 Bldg 87	Fee		50%	[1]	1989	14.20	462,000	100%
Park 100 Building 97	Fee		50%	[1]	1994	13.38	280,800	79%
Park Fletcher Bldg 2	Fee		50%	[1]	1970	1.31	20,160	100%
Park Fletcher Bldg 4	Fee		50%	[1]	1974	1.73	23,000	100%
Park Fletcher Bldg 6	Fee		50%	[1]	1971	3.13	36,180	92%
Park Fletcher Bldg 7	Fee		50%	[1]	1974	3.00	41,900	100%
Park Fletcher Bldg 8	Fee		50%	[1]	1974	2.11	18,000	100%
Park Fletcher Bldg 14	Fee		100%		1978	1.39	19,480	100%
Park Fletcher Bldg 15	Fee		50%	[1]	1979	5.74	72,800	89%
Park Fletcher Bldg 16	Fee		50%	[1]	1979	3.17	35,200	70%
Park Fletcher Bldg 18	Fee		50%	[1]	1980	5.52	43,950	90%
Park Fletcher Bldg 21	Fee		50%	[1]	1983	2.95	37,224	100%
Park Fletcher Bldg 22	Fee		50%	[1]	1983	2.96	48,635	100%
Park Fletcher Bldg 26	Fee		50%	[1]	1983	2.91	28,340	100%
Park Fletcher Bldg 27	Fee		25%	[1]	1985	3.01	39,178	100%
Park Fletcher Bldg 28	Fee		25%	[1]	1985	7.22	93,880	83%
Park Fletcher Bldg 29	Fee		50%	[1]	1987	7.16	92,044	100%
Park Fletcher Bldg 30	Fee		50%	[1]	1989	5.93	78,568	92%
Park Fletcher Bldg 31	Fee		50%	[1]	1990	2.62	33,029	100%
Park Fletcher Bldg 32	Fee		50%	[1]	1990	5.43	67,297	100%
Park Fletcher Bldg 33	Fee		50%	[1]	1997	7.50	112,710	100%
Park Fletcher Bldg 34	Fee		50%	[1]	1997	13.00	230,400	100%
Park Fletcher Bldg 35	Fee		50%	[1]	1998	8.10	96,427	100%
Park Fletcher Bldg 36	Fee		50%	[1]	1998	3.90	52,800	91%
Park Fletcher Bldg 37	Fee		50%	[1]	1998	1.90	14,850	100%
Park Fletcher Bldg 38	Fee		50%	[1]	1999	13.70	253,866	100%
Park Fletcher Bldg 39	Fee		50%	[1]	1999	5.40	91,122	100%
Park Fletcher Bldg 40	Fee		50%	[1]	1999	5.40	89,508	86%
4316 West Minnesota	Fee		100%		1970	10.40	121,250	100%
Lebanon, IN
Lebanon Building 2	Fee		50%	[1]	1996	31.60	500,455	100%
Lebanon Building 4	Fee		100%		1997/2000	14.90	418,400	100%
Lebanon Building 5	Fee		100%		1998	38.90	576,040	100%
Lebanon Building 9	Fee		100%		1999	26.80	395,679	100%
Lebanon Building 1	Fee		50%	[1]	1996	10.40	153,600	100%
Lebanon Building 6	Fee		50%	[1]	1998	23.30	395,472	100%
Plainfield, IN
Plainfield Building 1	Fee		100%		2000	21.25	450,000	100%
Plainfield Building 2	Fee		100%		2000	26.70	481,874	100%
Florence, KY
Empire Commerce Center	Fee		50%	[1]	1973/1980	11.62	148,445	100%
7910 Kentucky Drive	Fee		50%	[1]	1980	3.78	38,329	100%
7920 Kentucky Drive	Fee		50%	[1]	1974	9.33	93,945	94%
Hebron, KY
Skyport Building 1	Fee		50%	[1]	1997	15.10	316,800	100%
Skyport Building 2	Fee		50%	[1]	1998	20.00	453,300	100%
Skyport Building 3	Fee		50%	[1]	2000	28.80	473,000	100%
Skyport Bldg 4	Fee		50%	[1]	1999	6.76	72,600	16%
Ky. Southpark Bldg 4	Fee		100%		1994	28.79	166,400	100%
CR Services	Fee		100%		1994	22.50	253,664	100%
KY. Southpark Bldg 1	Fee		50%	[1]	1990	7.90	96,000	100%
Ky. Southpark Bldg 3	Fee		50%	[1]	1991	10.79	192,000	100%
Louisville, KY
Dayco	Fee		50%	[1]	1995	30.00	282,539	100%
Bloomington, MN
Alpha Business Ctr III&IV	Fee		100%		1980	4.68	50,400	100%
Alpha Business Ctr V	Fee		100%		1980	13.57	80,640	100%
Bloomington Industrial Center	Fee		100%		1963	7.40	100,852	100%
Lyndale Commons I	Fee		100%		1981	2.60	43,770	98%
Lyndale Commons II	Fee		100%		1985	2.51	34,816	100%
Hampshire Dist Center North	Fee		100%		1979	9.26	159,200	100%
Hampshire Dist Center South	Fee		100%		1979	9.40	157,000	100%
Hampshire Tech Center	Fee		100%		1998	14.22	142,526	100%
Penn Corporate Bldg	Fee		100%		1977	2.08	40,844	100%
Brooklyn Park, MN
Crosstown North Bus. Ctr. 1	Fee		100%		1998	12.09	157,453	100%
Crosstown North Bus. Ctr. 2	Fee		100%		1998	5.00	67,837	94%
Crosstown North Bus. Ctr. 3	Fee		100%		1999	5.00	68,300	91%
Crosstown North Bus. Ctr. 4	Fee		100%		1999	16.90	214,210	88%
Crosstown North Bus Ctr 5	Fee		100%		1999	8.87	142,708	100%
Crosstown North Bus Ctr 6	Fee		100%		2000	5.57	73,109	16%
7300 Northland Drive	Fee		100%		1980/1999	10.98	185,500	100%
Burnsville, MN
Professional Plaza IV	Fee		100%		1980	2.79	37,528	100%
Cliff Road Industrial Ctr	Fee		100%		1972	3.31	49,857	99%
Professional Plaza III	Fee		100%		1985	2.24	35,987	76%
Professional Plaza II	Fee		100%		1984	2.41	35,619	100%
Larc Industrial Park I	Fee		100%		1977	4.59	67,200	98%
Larc Industrial Park II	Fee		100%		1976	3.70	54,180	100%
Larc Industrial Park III	Fee		100%		1980	2.38	30,800	100%
Larc Industrial Park IV	Fee		100%		1980	1.06	13,800	100%
Larc Industrial Park V	Fee		100%		1980	1.54	22,880	100%
Larc Industrial Park VI	Fee		100%		1975	3.91	63,600	69%
Larc Industrial Park VII	Fee		100%		1973	2.65	41,088	100%
Chanhassen, MN
Chanhassen Lakes I	Fee		100%		1983	5.40	49,072	51%
Chanhassen Lakes II	Fee		100%		1986	6.36	56,670	100%
Crystal, MN
Crystal Industrial Center	Fee		100%		1974	3.23	72,000	99%
Eagan, MN
Apollo Industrial Ctr I	Fee		100%		1997	11.05	168,480	100%
Apollo Industrial Ctr II	Fee		100%		2000	4.30	70,089	23%
Apollo Industrial Ctr III	Fee		100%		2000	13.00	240,439	100%
Eagandale Crossing	Fee		100%		1998	6.60	80,104	100%
Eagandale Tech Center	Fee		100%		1998	7.61	76,520	100%
Silverbell Commons	Fee		100%		1999	16.62	235,120	100%
Sibley Industrial Center I	Fee		100%		1973	2.88	54,612	100%
Sibley Industrial Center II	Fee		100%		1972	2.58	37,800	100%
Sibley Industrial Center III	Fee		100%		1968	4.10	32,810	100%
Trapp Road Commerce I	Fee		100%		1996	6.50	96,800	100%
Trapp Road Commerce II	Fee		100%		1998	11.86	180,480	68%
Yankee Place	Fee		100%		1986	19.03	221,075	92%
Eden Prairie, MN
Edenvale Executive Center	Fee		100%		1987	9.82	111,245	100%
Golden Triangle Tech Ctr	Fee		100%		1997	11.10	90,704	100%
Valley Gate North	Fee		100%		1986	4.17	52,828	97%
Edina, MN
Cahill Business Center	Fee		100%		1980	3.90	60,082	100%
Edina Interchange I	Fee		100%		1995	4.73	73,809	97%
Edina Interchange II	Fee		100%		1980	3.46	55,006	100%
Edina Interchange III	Fee		100%		1981	6.39	62,784	100%
Edina Interchange IV	Fee		100%		1974	1.99	22,440	100%
Edina Interchange V	Fee		100%		1974	4.92	139,101	100%
Edina Interchange VII	Fee		100%		1970	2.36	30,655	100%
Pakwa I	Fee		100%		1979	1.67	38,196	100%
Pakwa II	Fee		100%		1979	1.67	21,254	100%
Pakwa III	Fee		100%		1979	1.67	19,978	84%
Fridley, MN
River Road Business Ctr. S.	Fee		100%		1986	8.91	119,860	99%
University Center I&II	Fee		100%		1983	4.70	51,893	96%
Golden Valley, MN
Decatur Business Center	Fee		100%		1982	3.96	44,279	100%
Golden Hills 1	Fee		100%		1996	7.50	91,368	100%
Golden Hills 2	Fee		100%		1999	7.50	79,294	100%
Golden Hills 3	Fee		100%		1999	7.20	87,456	100%
Sandburg Industrial Center	Fee		100%		1973	5.68	94,612	100%
801 Zane Avenue North	Fee		100%		1989	4.93	84,219	100%
Hopkins, MN
Cornerstone Business Center	Fee		100%		1996	13.49	222,494	100%
The Johnson Bldg	Fee		100%		1974	2.09	62,718	97%
Westside Business Park	Fee		100%		1987	9.10	114,800	96%
Mendota Heights, MN
Enterprise Industrial Center	Fee		100%		1979	10.88	165,755	100%
Minneapolis, MN
Broadway Business Ctr III	Fee		100%		1983	2.77	21,600	100%
Broadway Business Ctr IV	Fee		100%		1983	2.77	29,920	100%
Broadway Business Ctr V	Fee		100%		1983	1.44	24,795	100%
Broadway Business Ctr VI	Fee		100%		1983	2.77	66,961	100%
Broadway Business Ctr VII	Fee		100%		1983	2.78	36,000	100%
Minnetonka, MN
Encore Park	Fee		100%		1977	14.50	126,858	91%
New Hope, MN
Bass Lake Business Bldg	Fee		100%		1981	5.33	47,368	100%
Plymouth, MN
Medicine Lake Indus. Center	Fee		100%		1970	16.37	222,893	100%
Plymouth Office/Tech Center	Fee		100%		1986	3.77	52,487	100%
Plymouth Service Center	Fee		100%		1978	6.00	74,042	100%
Westpoint Bldg B&C	Fee		100%		1978	4.92	65,539	97%
Westpoint Bldg D&E	Fee		100%		1978	6.34	81,030	98%
St. Louis Park, MN
Cedar Lake Business Center	Fee		100%		1976	3.05	50,400	100%
Novartis Warehouse	Fee		100%		1960	14.40	355,798	100%
Oxford Industrial Bldg	Fee		100%		1971	1.23	16,736	100%
St. Paul, MN
University Crossing	Fee		100%		1990	5.65	83,414	95%
Bridgeton, MO
Dukeport 1	Fee		50%	[1]	1996	21.24	403,200	71%
Dukeport 2	Fee		50%	[1]	1997	14.70	244,800	100%
Dukeport V	Fee		50%	[1]	1998	6.00	95,280	100%
Dukeport VI	Fee		50%	[1]	1999	16.64	320,000	100%
Dukeport VII	Fee		50%	[1]	1999	8.34	123,480	100%
Dukeport VIII	Fee		50%	[1]	1999	16.64	260,160	100%
Earth City, MO
Corporate Center, Earth City	Fee		100%		2000	6.93	73,200	41%
Fenton, MO
Fenton Interstate Building C	Fee		100%		1986	5.50	95,519	100%
Fenton Interstate Building D	Fee		100%		1987	5.85	105,651	100%
Fenton Industrial Bldg A	Fee		100%		1987	3.44	67,200	100%
Fenton Industrial Bldg B	Fee		100%		1986	5.20	101,366	100%
Southport I	Fee		100%		1977	1.36	20,810	100%
Southport II	Fee		100%		1978	1.53	22,400	100%
Southport Commerce Ctr	Fee		100%		1978	2.65	34,873	100%
Maryland Heights, MO
Riverport Distribution A	Fee		100%		1990	5.96	100,000	100%
Express Scripts Service Center	Fee		100%		1992	10.81	119,000	100%
Riverport Distribution B	Fee		100%		1989	3.36	45,200	100%
Riverport 1	Fee		100%		1999	6.64	72,000	100%
Riverport 2	Fee		100%		2000	9.51	104,800	100%
Westport Center I	Fee		100%		1998	11.90	177,600	100%
Westport Center II	Fee		100%		1998	5.25	51,053	100%
Westport Center III	Fee		100%		1999	8.70	91,000	100%
Olivette, MO
1920 Beltway	Fee		100%		1986	4.44	70,000	100%
I-170 Center	Fee		100%		1986	4.57	76,415	79%
Warson Commerce Center	Fee		100%		1987/1997	8.83	122,886	100%
St. Charles, MO
Alfa-Laval	Fee		100%		1996	12.76	129,500	100%
St. Louis, MO
Craig Park Center	Fee		100%		1984	3.19	42,210	100%
St. Louis Business Center A	Fee		100%		1987	2.49	47,876	71%
St. Louis Business Center B	Fee		100%		1986	3.14	58,236	95%
St. Louis Business Center C	Fee		100%		1986	2.10	38,628	100%
St. Louis Business Center D	Fee		100%		1987	1.81	33,953	100%
Westport Center IV	Fee		100%		2000	14.71	173,400	100%
Westport Center V	Fee		100%		1999	5.09	35,000	100%
St. Peters, MO
Horizon Business Center	Fee		100%		1985	5.31	75,746	100%
Morrisville, NC
507 Airport Blvd	Fee		100%		1993	7.15	106,862	94%
5151 McCrimmon Pkwy	Fee		100%		1995	7.67	104,806	100%
2600 Perimeter Park Dr	Fee		100%		1997	6.07	70,848	100%
5150 McCrimmon Pkwy	Fee		100%		1998	12.32	143,737	100%
3000 Perimeter Park Dr	Fee		100%		1989	5.76	75,000	100%
2900 Perimeter Park Dr	Fee		100%		1990	4.52	59,970	100%
2800 Perimeter Park Dr	Fee		100%		1992	8.22	136,370	100%
100 Perimeter Park Drive	Fee		100%		1987	5.30	55,666	100%
200 Perimeter Park Drive	Fee		100%		1987	6.30	55,664	100%
300 Perimeter Park Drive	Fee		100%		1986	6.30	55,664	100%
400 Perimeter Park Drive	Fee		100%		1983	5.40	74,088	100%
500 Perimeter Park Drive	Fee		100%		1985	5.80	74,107	100%
800 Perimeter Park Drive	Fee		100%		1984	4.50	55,637	100%
900 Perimeter Park Drive	Fee		100%		1982	4.00	47,799	79%
1000 Perimeter Park Drive	Fee		100%		1982	4.50	55,108	64%
1100 Perimeter Park Drive	Fee		100%		1990	9.50	83,755	98%
409 Airport Blvd Bldg A	Fee		100%		1983	3.07	42,712	100%
409 Airport Blvd Bldg B	Fee		100%		1986	1.89	26,215	100%
409 Airport Blvd bldg C	Fee		100%		1982	3.07	85,129	99%
100 Innovation Avenue	Fee		100%		1994	7.51	108,000	100%
101 Innovation Ave	Fee		100%		1997	7.94	97,500	100%
200 Innovation Drive	Fee		100%		1999	5.26	96,000	100%
501 Innovation Ave.	Fee		100%		1999	8.00	140,400	100%
Raleigh, NC
3200 Spring Forest Road	Fee		100%		1986	5.61	59,971	100%
3100 Spring Forest Road	Fee		100%		1992	9.16	50,306	100%
Blue Ash, OH
Cornell Commerce Center	Fee		100%		1989	9.91	167,695	100%
Creek Road Bldg 1	Fee		100%		1971	2.05	38,715	100%
Creek Road Bldg 2	Fee		100%		1971	2.63	53,210	100%
Canal Winchester, OH
Nifco at Canal Winchester	Fee		100%		2000	6.82	124,800	100%
Cincinnati, OH
U.S. Post Office	Fee		40%	[1]	1992	2.60	57,886	100%
Cincinnati Bell Supply	Fee		100%		1999	9.00	80,100	100%
World Park Bldg #30	Fee		50%	[1]	1999	33.23	615,600	100%
World Park Bldg 5	Fee		100%		1987	5.00	59,690	100%
World Park Bldg 6	Fee		100%		1987	7.26	92,400	100%
World Park Bldg 7	Fee		100%		1987	8.63	96,000	100%
World Park Bldg 17	Fee		50%	[1]	1994	15.10	304,000	100%
World Park Bldg 8	Fee		50%	[1]	1989	14.60	192,000	100%
World Park Bldg 9	Fee		50%	[1]	1989	4.47	58,800	80%
World Park Bldg 11	Fee		50%	[1]	1989	8.98	96,000	100%
World Park Bldg 14	Fee		50%	[1]	1989	8.91	166,400	100%
World Park Bldg 15	Fee		50%	[1]	1990	6.50	93,600	100%
World Park Bldg 16	Fee		50%	[1]	1989	7.00	93,600	100%
World Park Bldg 18	Fee		50%	[1]	1997	16.90	252,000	100%
World Park Bldg 28	Fee		50%	[1]	1998	11.60	220,160	100%
World Park Bldg 29	Fee		50%	[1]	1998	21.40	452,000	100%
World Park Bldg 31	Fee		50%	[1]	1998	7.10	122,120	100%
Columbus, OH
2190-2200 Westbelt Drive	Fee		100%		1986	6.12	95,516	100%
Westbelt West #1	Fee		100%		1999	9.53	132,800	100%
Westbelt West #2	Fee		100%		1999	11.24	184,000	23%
3800 Zane Trace Drive	Fee		100%		1978	3.98	83,167	100%
3635 Zane Trace Drive	Fee		100%		1980	5.24	98,880	100%
Fairfield, OH
Fairfield Bus. Ctr. D	Fee		100%		1990	3.23	40,223	100%
Fairfield Bus. Ctr. E	Fee		100%		1990	6.07	75,356	100%
University Moving	Fee		100%		1991	4.95	70,000	100%
Glenwillow, OH
Mr. Coffee	Fee		50%	[1]	1997	35.00	458,000	100%
Emerald Valley Bldg I	Fee		100%		1999	11.50	200,928	100%
Grove City, OH
South Pointe Bldg A	Fee		50%	[1]	1995	14.06	293,824	57%
South Pointe Bldg B	Fee		50%	[1]	1996	13.16	307,200	100%
South Pointe Bldg C	Fee		50%	[1]	1996	12.57	322,000	100%
South Pointe Bldg D	Fee		100%		1997	6.55	116,590	100%
South Pointe Bldg E	Fee		100%		1997	6.55	82,520	100%
Groveport, OH
Groveport Comm Ctr #1	Fee		50%	[1]	1998	17.78	354,814	100%
Groveport Comm Ctr #2	Fee		100%		1999	21.80	437,000	100%
Groveport Comm Ctr #3	Fee		100%		1999	10.60	168,000	81%
Groveport Comm Ctr #4	Fee		100%		2000	22.95	427,432	100%
Groveport Commerce Ctr. #345	Fee		100%		2000	20.47	345,000	0%
6600 Port Road	Fee		100%		1995/1998	45.42	1,019,312	100%
Mason, OH
Governor's Pointe 4700	Fee		100%		1987	5.51	77,890	73%
Governor's Pointe 4900	Fee		100%		1987	9.41	79,034	98%
Governor's Pointe 4800	Fee		100%		1989	7.07	80,123	100%
Milford, OH
Park 50 Bldg 20	Fee		100%		1987	8.37	96,714	100%
Park 50 Bldg 25	Fee		100%		1989	12.20	78,328	84%
Monroe, OH
Monroe Business Center Bldg. 1	Fee		100%		1992	24.50	399,600	100%
Sharonville, OH
Enterprise Bldg 1	Fee		100%		1990	7.52	87,400	100%
Enterprise Bldg 2	Fee		100%		1990	7.52	84,963	100%
Enterprise Bldg A	Fee		100%		1987	2.65	20,887	80%
Enterprise Bldg B	Fee		100%		1988	2.65	34,940	100%
Enterprise Bldg D	Fee		100%		1989	5.40	60,329	93%
Mosteller Distribution Center	Fee		100%		1957/1996	25.80	357,796	100%
Mosteller Dist. Ctr II	Fee		100%		1997	12.20	261,440	100%
Perimeter Park Bldg A	Fee		100%		1991	2.92	28,100	100%
Perimeter Park Bldg B	Fee		100%		1991	3.84	30,000	100%
Solon, OH
Pioneer-Standard Electronics	Fee		100%		1998	12.90	224,600	100%
Fountain Parkway Bldg 1	Fee		100%		1998	6.50	108,700	100%
6450 Davis-Ameritech	Fee		100%		1999	5.77	40,372	100%
30600 Carter	Fee		100%		1971	11.30	190,188	100%
6230 Cochran	Fee		100%		1977	7.20	100,365	98%
31900 Solon	Fee		100%		1974	8.30	85,000	0%
5821 Harper	Fee		100%		1970	5.80	66,638	100%
6161 Cochran	Fee		100%		1978	6.10	62,400	100%
5901 Harper	Fee		100%		1970	4.10	55,263	100%
29125 Solon	Fee		100%		1980	5.90	47,329	0%
6661 Cochran	Fee		100%		1979	4.70	39,000	100%
6521 Davis	Fee		100%		1979	3.20	21,600	100%
30301 Carter Street	Fee		100%		1972	12.58	219,574	100%
Strongsville, OH
Park 82 Bldg 2	Fee		100%		1998	7.10	105,600	100%
Park 82 Bldg 1	Fee		100%		1998	4.50	67,540	100%
Park 82 Bldg 3	Fee		100%		1999	6.37	85,912	100%
Park 82 Bldg 4	Fee		100%		2000	8.24	170,550	77%
Park 82 Bldg 5	Fee		100%		2000	8.05	161,984	65%
Johnson Controls	Fee		100%		1972	14.56	85,410	100%
Mohawk Dr. Bldg. 1	Fee		100%		2000	9.50	77,500	100%
Dyment	Fee		100%		1988	12.00	246,140	100%
Twinsburg, OH
Enterprise Parkway #1	Fee		100%		1974/1995	7.40	66,109	100%
Enterprise Parkway Bldg 2	Fee		100%		2000	12.00	198,000	89%
West Chester, OH
World Park at Union Ctr 12	Fee		100%		2000	4.70	55,000	32%
World Park at Union Ctr 1	Fee		50%	[1]	1998	4.00	59,400	100%
World Park at Union Ctr 2	Fee		50%	[1]	1999	3.82	64,800	81%
World Park at Union Ctr 3	Fee		50%	[1]	1998	15.00	321,200	100%
World Park at Union Ctr 4	Fee		50%	[1]	1999	4.46	48,400	100%
World Park at Union Ctr 5	Fee		50%	[1]	1999	6.43	86,400	100%
World Park at Union Ctr 6	Fee		50%	[1]	1999	16.25	321,464	100%
World Park at Union Ctr 8	Fee		50%	[1]	1999	15.47	340,560	100%
Duncan, SC
170 Parkway West	Fee		100%		1995	6.50	96,000	100%
285 Parkway East	Fee		100%		1994/1996	14.36	197,200	100%
190 Parkway West	Fee		100%		1996	8.61	92,400	100%
265 Parkway East	Fee		100%		1999	13.08	124,800	69%
Antioch, TN
Keebler (Nashville)	Fee		100%		1985	4.39	36,150	100%
Brentwood, TN
7104 Crossroads Blvd	Fee		100%		1987	7.00	103,200	79%
7106 Crossroads Blvd	Fee		100%		1987	6.70	103,880	96%
7108 Crossroads Blvd	Fee		100%		1989	6.60	99,000	61%
Franklin, TN
277 Mallory Station	Fee		100%		1996	8.69	127,318	77%
320 Premier Court	Fee		100%		1996	7.26	106,368	100%
305 Seaboard Lane	Fee		100%		1998	14.23	122,094	100%
416 Mary Lindsay Polk Dr	Fee		100%		1996	10.00	161,037	90%
318 Seaboard Lane Bldg 200	Fee		100%		1999	4.07	30,112	91%
318 Seaboard Lane Bldg 100	Fee		100%		1999	3.25	37,766	98%
119 Seaboard Lane	Fee		100%		1990	5.40	90,024	100%
121 Seaboard Lane	Fee		100%		1990	3.10	45,480	99%
123 Seaboard Lane	Fee		100%		1990	4.10	63,360	100%
Nashville, TN
1420 Donelson Pike	Fee		100%		1985	7.20	90,000	81%
1410 Donelson Pike	Fee		100%		1986	9.30	108,300	90%
1400 Donelson Pike	Fee		100%		1996	7.70	102,727	97%
400 Airpark Center	Fee		100%		1989	3.20	52,748	100%
500 Airpark Center Dr.	Fee		100%		1988	5.40	90,150	100%
600 Airport Center Dr	Fee		100%		1990	4.70	78,800	100%
700 Airpark Center Dr.	Fee		100%		1992	4.50	77,518	100%
800 Airpark Center Dr.	Fee		100%		1995	6.00	93,928	100%
900 Airpark Center Dr	Fee		100%		1995	6.00	84,307	100%
1000 Airpark Center Dr.	Fee		100%		1997	8.00	106,122	100%
5270 Harding place	Fee		100%		1996	4.01	51,960	100%
1415 Donelson Pike	Fee		100%		1996	12.40	156,933	100%
1413 Donelson Pike	Fee		100%		1996	5.15	66,737	100%
5233 Harding Place	Fee		100%		1998	4.01	47,938	100%
431 Great Circle Road	Fee		100%		1999	19.29	166,137	93%
700 Melrose Avenue	Fee		100%		1997	8.32	165,902	100%
684 Melrose Ave	Fee		100%		1998	10.75	137,479	100%
758 Melrose Avenue	Fee		100%		1997	8.10	103,600	79%
784 Melrose Ave.	Fee		100%		1999	2.89	32,863	100%
Greenbriar Business Park	Fee		100%		1986	10.73	134,759	91%
Haywood Oaks Bldg 2	Fee		100%		1988	2.94	50,400	100%
Haywood Oaks Bldg 3	Fee		100%		1988	2.94	52,800	90%
Haywood Oaks Bldg 4	Fee		100%		1988	5.23	46,800	86%
Haywood Oaks Bldg 5	Fee		100%		1988	5.23	61,172	93%
Haywood Oaks Bldg 6	Fee		100%		1989	10.53	113,691	85%
Haywood Oaks Bldg 7	Fee		100%		1995	8.24	66,873	100%
Haywood Oaks Bldg 8	Fee		100%		1997	15.44	71,615	83%
Haywood Oaks East	Fee		100%		2000	13.00	120,657	41%
Metro Airport Center Bldg 1	Fee		100%		1999	6.37	80,675	94%
566 Mainstream Dr.	Fee		100%		1982	6.92	95,644	100%
621 Mainstream Dr.	Fee		100%		1984	7.18	52,302	100%
Riverview Business Center I	Fee		100%		2000	8.26	42,013	68%
3300 Briley Park Blvd	Fee		100%		1997	18.27	195,379	100%
2515 Perimeter Park	Fee		100%		1990	4.46	71,031	100%
500 Royal Parkway	Fee		100%		1990	4.70	75,000	100%
Carrollton, TX
Trinity Mills VI	Fee		50%	[1]	1986	4.61	241,477	100%
Trinity Mills VII	Fee		50%	[1]	1986	4.61	106,472	100%
Frankford Distribution I	Fee		50%	[1]	1994	4.22	153,200	100%
Frankford Distribution II	Fee		50%	[1]	1995	4.22	123,200	100%
Frankford III	Fee		50%	[1]	1996	4.22	221,400	100%
Dickerson Service Center	Fee		50%	[1]	1995	4.22	42,225	100%
Frankford Interchange	Fee		50%	[1]	1997	4.22	380,660	100%
McDaniel	Fee		50%	[1]	1981	4.85	125,000	67%
Hutton Drive	Fee		50%	[1]	1981	4.86	97,921	100%
Coppell, TX
Freeport II	Fee		50%	[1]	1996	14.40	280,000	100%
Freeport III	Fee		50%	[1]	1996	15.59	297,903	100%
Freeport IV	Fee		50%	[1]	1996	12.26	125,103	100%
Freeport V	Fee		50%	[1]	2000	9.55	115,950	0%
Freeport VI	Fee		50%	[1]	2000	12.09	228,210	100%
Farmers Branch, TX
One Valwood Park	Fee		50%	[1]	1991	12.20	113,000	100%
Fort Worth, TX
14900 Trinity Blvd.	Fee		50%	[1]	1984	14.30	310,000	100%
Framers Branch, TX
Two Valwood Park	Fee		50%	[1]	1996	5.27	126,800	100%
Garland, TX
Garland Business Center II	Fee		50%	[1]	1999	15.15	143,598	88%
International I	Fee		50%	[1]	1996	12.70	151,200	100%
International II	Fee		50%	[1]	1996	12.70	283,600	100%
Grand Prairie, TX
1252 Avenue T	Fee		50%	[1]	1983	5.86	50,000	100%
1302 Avenue T	Fee		50%	[1]	1983	5.81	70,000	100%
Carrier	Fee		50%	[1]	1980	5.11	110,880	100%
Regency	Fee		50%	[1]	1980	7.85	132,521	100%
Irving, TX
Texas Plaza I	Fee		50%	[1]	1997	9.10	115,926	100%
Texas Plaza II	Fee		50%	[1]	1999	5.22	71,550	100%
Lewisville, TX
1550 Lakeway Drive	Fee		50%	[1]	1997	11.92	200,515	100%
501 E Corporate Dr	Fee		50%	[1]	1998	9.72	159,000	100%
Milwaukee, WI
San Francisco Music Box	Fee		33.33%	[1]	1993	8.90	153,600	100%
Office
Brandon, FL
Regency I	Fee		100%		2000	5.72	58,210	17%
Celebration, FL
1130 Celebration Blvd	Fee		100%		1997	5.78	62,876	92%
1120 Celebration Blvd.	Fee		100%		1997	4.00	43,020	100%
Celebration C-9 Phase I	Fee		100%		2000	6.08	80,736	77%
Ft. Lauderdale, FL
Beacon Pointe at Weston Bldg 1	Fee		50%	[1]	1999	6.88	97,579	79%
Jacksonville, FL
7011 A.C. Skinner Pkwy	Fee		100%		1999	4.76	59,448	100%
Lake Mary, FL
1025 Greenwood Blvd.	Fee		85%	[1]	1998	8.49	109,021	83%
Northpoint Center II	Fee		94.75%	[1]	1999	8.76	108,499	92%
Tampa, FL
Highland Oaks I	Fee		100%		1999	10.70	124,597	99%
Highland Oaks II	Fee		100%		1999	10.70	124,997	52%
Alpharetta, GA
3925 Brookside Parkway	Fee		100%		1998	9.98	106,631	100%
3625 Brookside Parkway	Fee		100%		1999	10.75	133,355	85%
Radiant Systems Phase II	Fee		100%		2000	5.60	80,314	100%
2550 Northwinds Parkway	Fee		100%		1998	14.22	148,509	100%
Atlanta, GA
6 W. Druid Hills Drive	Fee		100%		1968	2.83	80,757	100%
2801 Buford Highway	Fee		100%		1977	5.82	115,712	92%
1190 W. Druid Hills Drive	Fee		100%		1980	5.56	79,384	100%
Duluth, GA
3805 Crestwood Parkway	Fee		100%		1997	7.20	104,947	100%
3885 Crestwood Parkway	Fee		100%		1998	6.33	103,598	98%
Hampton Green Office Bldg	Fee		100%		2000	10.11	122,807	49%
Kennesaw, GA
3391 Town Point Drive	Fee		100%		1999	7.35	93,849	49%
Lawrenceville, GA
Huntcrest Office I	Fee		50%	[1]	2000	7.19	103,650	100%
Norcross, GA
4366 Park Drive	Fee		100%		1981	1.00	9,481	100%
1835 Shackelford Court	Fee		100%		1990	3.29	56,576	83%
1854 Shackleford Road	Fee		100%		1985/1995	6.30	94,677	83%
4275 Shackleford Court	Fee		100%		1985	2.86	32,280	98%
5755 Peachtree Industrial Blvd	Fee		100%		1997	6.00	50,000	100%
Roswell, GA
1357 Hembree Road	Fee		100%		1999	5.62	51,189	97%
10745 Westside Parkway	Fee		100%		1995	5.00	58,093	100%
Arlington Heights, IL
Atrium II	Fee		100%		1986	6.55	100,952	100%
Downers Grove, IL
Executive Towers I	Fee		100%		1983	6.33	204,701	92%
Executive Towers II	Fee		100%		1984	6.33	224,206	84%
Executive Towers III	Fee		100%		1987	6.33	222,400	95%
Lake Forest, IL
One Conway Park	Fee		100%		1989	8.97	102,579	96%
Lisle, IL
Central Park of Lisle 1	Fee		50%	[1]	1990	8.88	345,200	96%
Central Park of Lisle 2	Fee		50%	[1]	1999	8.36	303,246	94%
Westmont, IL
Oakmont Circle Office	Fee		100%		1990	6.90	115,737	100%
Carmel, IN
Hamilton Crossing Bldg 2	Fee		100%		1997	5.10	33,784	100%
Hamilton Crossing Bldg 4	Fee		100%		1999	5.80	84,374	100%
Greenwood, IN
South Park Bldg 1	Fee		100%		1989	5.40	39,715	63%
South Park Bldg 3	Fee		100%		1990	3.25	36,082	92%
Indianapolis, IN
Hamilton Crossing Bldg 3	Fee		100%		2000	8.63	141,812	73%
8465 Katc 2-story	Fee		100%		1983	1.31	28,532	100%
F.C. Tucker	Fee	[3]	100%		1978	4.70	4,840	100%
8555 Katc 4-story	Fee	[3]	100%		1985	5.42	75,545	100%
3520 Commerce Crossing	Fee		100%		1976	2.69	30,900	100%
Park 100 Bldg 110	Fee		50%	[1]	1987	4.70	35,700	7%
One North Capitol	Fee	[4]	100%		1980	0.34	161,984	98%
Park 100 Bldg 34	Fee		100%		1979	2.00	22,481	95%
Park 100 Bldg 116	Fee		100%		1988	5.28	35,713	100%
Park 100 Bldg 118	Fee		100%		1988	6.50	35,700	66%
Park 100 Bldg 119	Fee		100%		1989	6.50	53,300	100%
Park 100 Bldg 124	Fee		50%	[1]	1992	3.88	48,000	100%
Park 100 Bldg 132	Fee		100%		1997	4.40	27,600	100%
Woodland Corp Centre I	Fee		100%		1998	6.00	77,186	100%
Woodland Corporate Center II	Fee		100%		1999	5.25	60,000	95%
One Parkwood	Fee		100%		1989	5.93	109,069	100%
Two Parkwood	Fee		100%		1996	5.96	94,177	100%
Three Parkwood	Fee		100%		1997	6.24	122,839	100%
Four Parkwood	Fee		100%		1998	5.90	133,086	100%
Five Parkwood	Fee		100%		1999	3.37	133,758	99%
Six Parkwood	Fee		100%		2000	6.10	199,284	90%
Seven Parkwood	Fee		50%	[1]	2000	4.40	87,318	100%
Software Artistry	Fee		100%		1998	6.90	108,273	100%
Woodland Corp Center III	Fee		100%		1999	6.03	65,500	94%
Woodland Corp Ctr IV	Fee		100%		2000	6.40	90,000	83%
8440 Woodfield	Fee		100%		1987	7.50	117,818	99%
8425 Woodfield	Fee		100%		1989	13.30	259,777	93%
Bloomington, MN
Alpha Business Ctr I&II	Fee		100%		1980	13.57	41,581	90%
Norman Center 2	Fee		100%		1970	6.23	62,301	100%
Norman Center 4	Fee		100%		1967	4.27	45,332	100%
Norman Pointe I	Fee		100%		2000	4.00	210,000	22%
Burnsville, MN
Professional Plaza I	Fee		100%		1986	2.80	38,033	72%
Golden Valley, MN
Edina Realty	Fee		100%		1965	1.93	24,080	100%
North Star Title	Fee		100%		1965	3.41	42,479	49%
Tyrol West	Fee		100%		1968	2.98	37,098	66%
Minnetonka, MN
10801 Red Circle Dr.	Fee		100%		1977	4.00	60,078	100%
Plymouth, MN
Westpoint Business Ctr	Fee		100%		1978	1.28	16,708	100%
St. Louis Park, MN
5219 Building	Fee		100%		1965	0.73	9,141	87%
North Plaza	Fee		100%		1966	2.26	28,693	96%
1600 Tower	Fee		100%		2000	3.00	248,541	39%
South Plaza	Fee		100%		1966	2.68	33,370	73%
Travelers Express Tower	Fee		100%		1987	5.40	237,643	87%
Creve Couer, MO
Twin Oaks	Fee		100%		1995	5.91	85,071	92%
Earth City, MO
3322 NGIC	Fee		100%		1987	6.61	112,000	100%
Maryland Heights, MO
Riverport Tower	Fee		100%		1991	20.40	317,891	100%
St. Louis, MO
3300 Pointe 70	Fee		100%		1989	6.61	104,583	100%
Laumeier I	Fee		100%		1987	4.26	114,037	100%
Laumeier II	Fee		100%		1988	4.64	113,308	99%
Laumeier IV	Fee		100%		1987	2.24	62,842	100%
500-510 Maryville Centre	Fee		100%		1984	9.27	165,544	89%
530 Maryville Centre	Fee		100%		1990	5.31	107,957	91%
550 Maryville Centre	Fee		100%		1988	4.55	97,109	95%
635-645 Maryville Centre	Fee		100%		1987	8.78	148,307	100%
655 Maryville Centre	Fee		100%		1994	6.26	90,499	100%
540 Maryville Centre	Fee		100%		1990	5.23	107,970	95%
625 Maryville Centre	Fee		49%	[1]	1994	6.26	101,576	51%
520 Maryville Centre	Fee		100%		1998	5.30	115,453	100%
700 Maryville Centre	Fee		100%		1999	5.70	215,564	100%
533 Maryville Centre	Fee		100%		2000	5.44	125,296	100%
Express Scripts HQ	Fee		100%		1999	11.40	141,774	100%
Westmark	Fee		100%		1987	6.95	132,736	100%
Westport Place	Fee		100%		1999	6.03	95,007	100%
Westview Place	Fee		100%		1988	2.69	124,381	99%
Cary, NC
200 Regency Forest Dr.	Fee		100%		1999	23.95	102,561	100%
100 Regency Forest Dr.	Fee		100%		1997	12.30	103,597	99%
6501 Weston Parkway	Fee		100%		1996	8.52	93,990	100%
Morrisville, NC
2400 Perimeter Park Dr.	Fee		100%		1999	5.50	59,629	100%
1400 Perimeter Park Drive	Fee		100%		1991	3.33	44,916	100%
1500 Perimeter Park Drive	Fee		100%		1996	5.47	79,745	100%
1600 Perimeter Park Drive	Fee		100%		1994	5.70	94,897	100%
1800 Perimeter Park Drive	Fee		100%		1994	3.94	54,434	100%
2000 Perimeter Park Drive	Fee		100%		1997	4.25	55,906	100%
1700 Perimeter Center West	Fee		100%		1997	5.08	77,239	100%
3900 N. Paramount Parkway	Fee		100%		1998	5.88	100,987	100%
3900 S.Paramount Pkwy	Fee		100%		2000	5.88	119,170	100%
5200 Paramount Pkwy.	Fee		100%		1999	12.19	154,853	100%
3500 Paramount Pkwy	Fee		100%		1999	3.36	61,603	100%
Raleigh, NC
5520 Capital Ctr Dr	Fee		100%		1993	3.67	37,630	100%
801 Jones Franklin Rd	Fee		100%		1995	4.09	69,217	100%
Brook Forest I	Fee		100%		2000	4.88	65,721	0%
Beachwood, OH
One Corporate Exchange	Fee		100%		1989	5.30	88,376	99%
Corporate Place	Fee		100%		1988	4.50	85,845	88%
Blue Ash, OH
Huntington Bank Building	Fee		100%		1986	0.94	3,235	100%
Lake Forest Place	Fee		100%		1985	13.50	217,264	98%
Westlake Center	Fee		100%		1981	11.76	180,087	88%
Cincinnati, OH
One Ashview Place	Fee		100%		1989	6.88	120,924	100%
Blue Ash Office Ctr VI	Fee		100%		1989	2.96	36,138	73%
Zussman Bldg	Fee	[5]	100%		1986	0.69	90,127	86%
312 Elm	Fee		100%		1992	1.10	378,786	99%
Executive Plaza I	Fee		100%		1980	5.83	88,481	100%
Executive Plaza II	Fee		100%		1981	5.02	88,885	100%
Executive Plaza III	Fee		100%		1998	5.60	89,341	99%
Dun & Bradstreet Bldg	Fee		100%		1972	8.34	38,000	100%
8790 Governor's Hill	Fee		100%		1985	5.00	58,177	86%
8700 Governor's Hill	Fee		100%		1985	4.98	58,617	100%
8800 Governor's Hill	Fee		100%		1985	2.13	28,705	100%
8600 Governor's Hill	Fee		100%		1986	10.79	202,106	99%
Kenwood Executive Center	Fee		100%		1981	3.46	54,119	98%
8230 Kenwood Commons	Fee		75%	[1]	1986	2.09	45,017	100%
8280 Kenwood Commons	Fee		75%	[1]	1986	2.09	44,774	99%
Kenwood MOB-Jewish	Fee		100%		1999	7.50	80,074	100%
Ohio National	Fee		100%		1996	9.00	214,272	99%
Pfeiffer Woods	Fee		100%		1998	11.30	116,364	100%
312 Plum	Fee		100%		1987	0.69	230,489	90%
Remington Park Bldg A	Fee		100%		1982	3.20	38,473	86%
Remington Park Bldg B	Fee		100%		1982	3.20	38,244	100%
Triangle Office Park	Fee		100%		1965/1985	15.64	172,650	79%
Columbus, OH
One Easton Oval	Fee		100%		1998	7.69	125,031	100%
Two Easton Oval	Fee		100%		1996	7.66	128,690	100%
Easton Plaza One	Fee		100%		2000	5.12	107,083	47%
1000 Polaris Parkway	Fee		100%		1992	8.42	72,588	100%
Xerox Bldg-5555 Parkcenter Cir	Fee		100%		1992	6.09	84,167	100%
Dublin, OH
Metrocenter III	Fee		100%		1983	5.91	75,342	100%
Scioto Corporate Center	Fee		100%		1987	7.58	57,242	75%
Qwest (LCI)	Fee		100%		1990	13.00	164,639	100%
Sterling 1	Fee		100%		1990	7.66	106,300	100%
4700 Lakehurst Ct	Fee		100%		1994	3.86	49,809	93%
Sterling 2	Fee		100%		1995	3.33	57,660	100%
John Alden Life Ins.	Fee		100%		1995	6.51	104,016	100%
5555 Glendon Court	Fee		100%		1995	10.95	132,939	100%
Sterling 3	Fee		100%		1996	3.56	64,500	100%
Compmanagement	Fee		100%		1997	5.60	68,700	100%
Sterling 4	Fee		100%		1998	3.10	94,219	100%
Parkwood Place	Fee		100%		1997	9.08	156,000	100%
Nationwide	Fee		100%		1996	17.90	315,102	100%
Emerald II	Fee		100%		1998	3.21	45,716	100%
Atrium II, Phase I	Fee		100%		1998	11.04	145,064	100%
Atrium II, Phase II	Fee		100%		1999	10.42	145,512	100%
Blazer I	Fee		100%		1999	5.65	71,491	100%
Parkwood II	Fee		100%		1999	8.98	164,900	100%
Blazer II	Fee		100%		2000	5.93	85,082	86%
Independence, OH
Corporate Plaza I	Fee		100%		1989	6.10	114,028	91%
Corporate Plaza II	Fee		100%		1991	4.90	103,834	95%
Freedom Square I	Fee		100%		1980	2.59	40,710	91%
Freedom Square II	Fee		100%		1987	7.41	116,665	94%
Freedom Square III	Fee		100%		1997	2.00	71,025	98%
6111 Oak Tree	Fee		100%		1979/1995	5.00	70,906	98%
Park Center Bldg I	Fee		100%		1998	6.68	135,542	100%
Park Center Bldg 2	Fee		100%		1999	6.67	142,150	97%
Park Center Bldg 3	Fee		100%		2000	6.67	133,958	34%
Mason, OH
Deerfield Crossing Bldg 1	Fee		100%		1999	8.50	159,624	92%
Governor's Pointe 4770	Fee		100%		1986	4.50	76,037	84%
Governor's Pointe 4705	Fee		100%		1988	7.50	140,984	100%
Governor's Pointe 4605	Fee		100%		1990	8.00	178,725	100%
Governor's Pointe 8990	Fee		100%		1997	5.00	78,240	100%
Governor's Pointe 4660	Fee		100%		1997	4.65	76,902	89%
Governor's Pointe 4680	Fee		100%		1998	9.80	128,355	100%
Mayfield Heights, OH
Landerbrook Corp. Center I	Fee		100%		1997	8.00	112,886	98%
Landerbrook Corp. Center II	Fee		100%		1998	5.74	103,300	97%
Milford, OH
Park 50 Bldg 17	Fee		100%		1985	8.19	70,644	91%
New Albany, OH
Express Med	Fee		50%	[1]	1998	8.81	103,606	100%
Novus Services, Inc.	Fee		100%		1998	51.70	326,481	100%
6525 W. Campus Oval	Fee		50%	[1]	1999	4.40	66,000	88%
North Olmsted, OH
Corporate Center I	Fee		100%		1985	5.33	99,260	99%
Corporate Center II	Fee		100%		1987	5.32	104,402	94%
Corporate Center III	Fee		100%		1999	1.80	68,000	93%
Pepper Pike, OH
Corporate Circle	Fee		100%		1983	6.65	120,475	76%
Seven Hills, OH
Rock Run - North	Fee		100%		1984	5.00	62,565	99%
Rock Run - Center	Fee		100%		1985	5.00	62,223	100%
Rock Run - South	Fee		100%		1986	5.00	62,989	92%
Westerville, OH
Liebert	Fee		100%		1999	5.65	67,657	100%
Brentwood, TN
Creekside Crossing One	Fee		100%		1998	5.35	117,382	100%
Creekside Crossing Two	Fee		100%		1999	5.35	116,390	65%
Franklin, TN
341 Cool Springs Blvd	Fee		100%		1999	18.18	87,790	71%
Nashville, TN
Three Lakeview	Fee		100%		1999	7.11	149,700	51%
One Lakeview Place	Fee		100%		1986	6.46	114,972	54%
Two Lakeview Place	Fee		100%		1988	6.45	114,586	62%
545 Mainstream Dr	Fee		100%		1983	8.91	86,676	97%
Plano, TX
Metasolv Building Phase I	Fee		100%		1997	5.40	52,000	100%
Metasolv Building Phase II	Fee		100%		1999	5.40	100,000	100%
Retail
Alpharetta, GA
11835 Alpharetta Highway	Fee		100%		1994	2.25	15,000	100%
Atlanta, GA
2071 N. Druid Hills Drive	Fee		100%		1968	0.59	4,115	100%
Norcross, GA
1480 Beaver Ruin Road	Fee		100%		1989	2.08	14,992	100%
Bloomington, IL
Lakewood Plaza	Fee		100%		1987	11.23	87,056	92%
Champaign, IL
Market View Shopping Ctr.	Fee		100%		1985	8.50	86,553	84%
Carmel, IN
Hamilton Crossing Retail Bld 1	Fee		100%		1999	9.00	82,394	95%
Fort Wayne, IN
Coldwater Crossing	Fee		100%		1990	35.38	246,365	97%
Indianapolis, IN
Cub Center	Fee		100%		1986	6.83	60,136	95%
Castleton Marketplace	Fee		100%		1984	4.50	50,374	80%
First Indiana Branch	Fee		100%		1988	1.00	2,400	100%
Park 100 Bldg 121, Retail	Fee		100%		1989	2.27	19,716	70%
Florence, KY
Sofa Express - Florence	Fee		100%		1997	1.78	20,250	100%
Cincinnati, OH
Eastgate Square	Fee		100%		1990/1996	11.60	94,182	94%
Garden Ridge	Fee		100%		1998	13.94	141,500	100%
Kohl's Department Store	Fee		100%		1994	12.00	80,684	100%
Sofa Express - Gov. Plaza	Fee		100%		1995	1.13	15,000	100%
Office Max	Fee		100%		1995	2.25	23,484	100%
Linens n Things-Gov Plaza	Fee		100%		2000	3.03	34,180	100%
Fountain Place	Fee		14%	[1]	1997	1.98	206,315	100%
Governors Plaza	Fee		100%		1990	20.75	185,570	100%
King's Auto Mall I	Fee		100%		1990	5.68	52,715	100%
King's Mall Retail Ctr II	Fee		100%		1988	8.90	67,284	100%
Tri-county Marketplace	Fee		100%		1998	10.36	74,246	100%
Western Hills Marketplace	Fee		100%		1998	10.50	148,650	100%
Dublin, OH
Tuttle Retail Center	Fee		100%		1995/1996	13.44	185,718	100%
Loveland, OH
Montgomery Crossing Phase I	Fee		100%		1993	1.90	21,008	100%
Montgomery Crossing Phase II	Fee		100%		1994	7.00	68,648	100%
Mason, OH
Bigg's Supercenter	Fee		100%		1996	14.00	198,940	100%
Lowes	Fee		100%		1997/1999	17.90	161,397	100%
Woodlawn, OH
Glenwood Crossing	Fee		100%		1999	14.06	34,900	100%
	Total In-Service					6,680.08	100,961,603	94%

Project Name/ Location	Year Ownership Interest	Partnership's Interest		Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/00

UnderDevelopment
Industrial
Hollywood, FL
4140 at Port 95	Fee	100%		N/A	8.58	134,980	0%
Lakeland, FL
Lakeland Interstate Park I	Fee	100%		N/A	9.95	166,800	0%
Orlando, FL
Lee Vista Service Center I	Fee	100%		N/A	5.30	52,800	0%
Chase BTS-Orlando	Fee	100%		N/A	5.60	61,413	100%
Tampa, FL
Fairfield Distribution Ctr VI	Fee	100%		N/A	7.80	156,500	0%
Fairfield Distribution Ctr VII	Fee	100%		N/A	4.81	90,640	0%
Alpharetta, GA
Northmeadow SC II	Fee	100%		N/A	7.96	89,618	0%
Braselton, GA
Braselton Quad I	Fee	100%		N/A	27.50	506,200	100%
Duluth, GA
Sugarloaf Office V	Fee	100%		N/A	5.82	61,440	0%
McDonough, GA
Liberty III	Fee	100%		N/A	31.28	506,700	0%
Indianapolis, IN
Park 100 Bldg 139	Fee	100%		N/A	6.30	60,224	100%
Park 100 Bldg 138	Fee	100%		N/A	15.98	286,960	100%
Park 100 Bldg 140	Fee	100%		N/A	23.45	414,036	100%
Lebanon, IN
Lebanon Building 10	Fee	100%		N/A	12.86	226,756	100%
Eagan, MN
Eagan Pointe Business Center I	Fee	100%		N/A	6.32	128,000	100%
Bridgeton, MO
Dukeport IX	Fee	100%		N/A	24.75	448,975	0%
Lewis Center, OH
Orange Point #73	Fee	100%		N/A	6.22	74,237	10%
Orange Point 144	Fee	100%		N/A	9.94	145,712	45%
Middletown, OH
Monroe Business Center 2	Fee	100%		N/A	25.89	525,000	100%
West Chester, OH
World Park at Union Ctr 9	Fee	100%		N/A	15.85	316,800	0%
Falls Township, PA
GM-Philadelphia BTS	Fee	100%		N/A	43.54	394,450	100%
Nashville, TN
Riverview Business Center II	Fee	100%		N/A	4.84	59,398	0%
Roanoke, TX
General Motors at Alliance	Fee	100%		N/A	26.00	394,450	100%
Office
Lake Mary, FL
Northpoint III	Fee	100%		N/A	8.79	108,500	0%
Sunrise, FL
Sawgrass Commerce Ctr Phase II	Fee	94.7%	[1]	N/A	7.73	69,872	86%
Weston, FL
Beacon Pointe at Weston Ph II	Fee	50%	[1]	N/A	5.82	97,178	64%
Alpharetta, GA
Brookside Phase II	Fee	100%		N/A	10.80	133,390	0%
Lawrenceville, GA
Huntcrest Phase II	Fee	50%	[1]	N/A	6.18	103,712	52%
Duluth, MN
United Health Care	Fee	100%		N/A	20.00	154,865	100%
St. Louis, MO
555 Maryville Centre	Fee	100%		N/A	5.43	126,152	34%
Unigraphics	Fee	100%		N/A	8.74	122,646	100%
Cary, NC
One Gateway Centre	Fee	[6]		N/A	5.85	75,528	0%
Two Gateway Centre	Fee	[6]		N/A	5.90	70,340	0%
Regency Forest III	Fee	100%		N/A	8.47	109,570	100%
Chapel Hill, NC
Governors Village - Office	Fee	100%		N/A	3.88	54,400	36%
Governors Village Banking Ctr	Fee	100%		N/A	0.82	3,009	100%
Morrisville, NC
Tekelec II	Fee	100%		N/A	12.36	155,037	100%
Raleigh, NC
Crabtree Overlook	Fee	100%		N/A	8.70	154,475	35%
Cincinnati, OH
Alliance Woods	Fee	60%	[7]	N/A	7.10	190,733	100%
Pfeiffer Place	Fee	100%		N/A	8.05	157,566	0%
Dublin, OH
Emerald III	Fee	100%		N/A	8.17	128,280	0%
Nationwide Bldg A	Fee	100%		N/A	22.65	401,500	100%
Emerald IV	Fee	100%		N/A	5.30	73,750	0%
Mason, OH
Deerfield Crossing Bldg 2	Fee	100%		N/A	7.50	159,624	0%
Mayfield Heights, OH
Landerbrook Corp. Center III	Fee	100%		N/A	6.17	103,311	0%
	Total Under Development				520.95	8,055,527	56%
	Total In-Service and Under Development				7,201.03	109,017,130	91%

[1] The Partnership retains the indicated effective ownership interest in an entity which owns the building. The Partnership shares in the profit or loss from such building in accordance with the Partnership’s ownership.

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

[4] These are properties for which there are loans to owners which fully encumber the properties. Under the terms of the loans, the Partnership effectively receives all income and economic value from the properties.  As a result, the properties are accounted for as owned properties.

[5] The Partnership has a leasehold interest in the building and the underlying land with a lease term expiring June 2020.  The Partnership has an option to purchase the fee interest in the property throughout the term of the lease.

[6]  This building is owned by a partnership in which the Partnership's ownership percentage will be determined upon the completion of the construction of the building.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the General Partner during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. Comparable cash distributions are expected in the future.  As of March 5, 2001, there were 10,156 record holders of Common Units.

On January 31, 2001, the Partnership declared a quarterly cash distribution of $0.43 per Common Unit payable on February 28, 2001 to Common Unitholders of record on February 12, 2001.

	2000 Distributions per Common Unit	1999 Distributions per Common Unit
Quarter Ended
December 31	$.43	$.39
September 30.43		.39
June 30.39		.34
March 31.39		.34

Item 6.  Selected Consolidated Financial Data

The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 2000. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2000	1999	1998	1997	1996
Results of Operations:
Revenues:
Rental Operations	$711,826	$535,563	$348,625	$229,702	$162,160
Service Operations	82,799	54,031	24,716	22,378	19,929
Total Revenues	$794,625	$589,594	$373, 341	$252,080	$182,089
Net Income Available for Common Units	$245,029	$159,447	$103,112	$72,780	$58,713
Per Unit Data (1):
Net Income per Common Unit:
Basic	$1.68	$1.33	$1.13	$.98	$.92
Diluted	1.66	1.32	1.12	.97	.91
Dividends paid per Common Unit	1.64	1.46	1.28	1.10	1.00
Weighted Average Common Units Outstanding	145,906	119,467	91,576	74,142	63,960
Weighted Average Common and Dilutive
Potential Common Units	147,441	120,511	92,468	74,993	64,398
Balance Sheet Data (at December 31):
Total Assets	$5,461,233	$5,487,284	$2,854,062	$2,177,174	$1,362,399
Total Debt	1,973,215	2,113,476	1,007,317	720,119	525,815
Total Preferred Equity	689,216	690,340	348,366	218,906	72,856
Total Partners’ Equity	3,147,598	3,101,989	1,677,988	1,324,780	769,269
Total Common Units Outstanding (1)	146,911	144,803	96,853	87,054	66,364
Other Data:
Funds From Operations(2)	$365,129	$267,243	$174,829	$118,828	$87,434
Cash Flow Provided by (Used by):
Operating activities	$449,390	$316,286	$220,529	$158,776	$95,470
Investing activities	(97,752)	(740,847)	(703,575)	(597,015)	(277,009)
Financing activities	(330,952)	436,449	479,300	443,265	181,203

 (1) Information for all five years reflects the General Partner's two-for-one stock split effected in August 1997.

(2) Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Overview

The Partnership’s income from rental operations is substantially influenced by the supply and demand for the Partnership’s rental space in its primary markets, its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

The Partnership’s primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. The Partnership’s occupancy rate of its in-service portfolio was 93.6% at December 31, 2000. The Partnership expects to continue to maintain its overall occupancy levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This combination should improve the Partnership’s results of operations from its in-service properties. The Partnership’s strategy for continued growth includes developing and acquiring additional rental properties in its primary markets.

The Partnership tracks same property performance which compares those properties that were in-service for all of a two-year period. In 2000, net operating income from the same property portfolio increased 4.2% over 1999, compared to 3.2% growth in 1999 over 1998.

The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of December 31, 2000 (square feet in thousands):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2000	1999	2000	1999	2000	1999
Industrial
Service Centers	13,519	12,762	13.4%	13.8%	92.3%	93.5%
Bulk	63,454	58,428	62.8%	63.2%	94.6%	91.4%
Office
Suburban	20,644	17,767	20.4%	19.2%	91.1%	91.5%
CBD	861	861.9%		.9%	95.2%	92.4%
Retail	2,484	2,684	2.5%	2.9%	97.8%	95.1%
Total	100,962	92,502	100.0%	100.0%	93.6%	91.9%

The following table reflects the Partnership’s in-service lease expiration schedule as of December 31, 2000, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total		Industrial		Office		Retail
Year of	Square		Square		Square		Square
Expiration	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2001	9,857	$60,459	7,736	$34,965	2,018	$24,339	103	$1,155
2002	9,917	61,757	7,999	38,268	1,846	22,474	72	1,015
2003	10,844	71,011	8,684	42,909	2,041	26,659	119	1,443
2004	10,531	71,259	8,203	39,552	2,239	30,471	89	1,236
2005	14,143	99,360	10,723	51,804	3,085	44,233	335	3,323
2006	8,570	53,264	7,022	31,350	1,517	21,523	31	391
2007	6,250	40,410	5,286	26,458	915	13,362	49	590
2008	5,590	34,918	4,489	20,016	1,044	14,269	57	633
2009	6,418	40,276	5,243	23,206	1,092	15,859	83	1,211
2010	5,859	47,653	3,923	19,250	1,649	25,939	287	2,464
Thereafter	6,551	59,837	3,170	16,112	2,178	32,265	1,203	11,460
Total	94,530	$640,204	72,478	$343,890	19,624	$271,393	2,428	$24,921

Total Portfolio Square feet	100,962		76,973		21,505		2,484
Annualized net effective rent per square foot		$6.77		$4.74		$13.83		$10.26

The Partnership also expects to realize growth in earnings from rental operations through the development and acquisition of additional rental properties in its primary markets and the completion of the 8.1 million square feet of properties under development by the Partnership at December 31, 2000, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:
1st Quarter 2001	1,659	52%	$93,159	11.4%
2nd Quarter 2001	1,421	6%	98,334	11.9%
3rd Quarter 2001	1,021	6%	44,518	11.6%
Thereafter	109	0%	12,781	11.4%
	4,210	24%	$248,792	11.6%
Build-to-Suit for Sale:
1st Quarter 2001	799	83%	$37,275
2nd Quarter 2001	973	76%	49,546
3rd Quarter 2001	1,150	100%	84,901
Thereafter	924	100%	68,044
	3,846	90%	$239,766
Total	8,056	56%	$488,558

Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty L.P. ("Weeks Operating Partnership") was merged with and into the Partnership. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and the Partnership with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Partnership’s actual operating results would have been had Weeks Operating Partnership and the Partnership constituted a single entity during such periods (in thousands, except per unit amounts):

	Years Ended
	December 31,
	2000	1999	1998
	(Actual)	(Pro Forma)	(Pro Forma)
Rental income	$711,826	$626,803	$502,030
Net income available for common unitholders	$245,029	$184,434	$137,689
Weighted average common units outstanding:
Basic	145,906	138,207	127,641
Diluted	147,441	139,373	128,761
Net income per common unit:
Basic	$1.68	$1.33	$1.08
Diluted	$1.66	$1.32	$1.07

Results of Operations

A summary of the Partnership’s operating results and property statistics for each of the years in the three-year period ended December 31, 2000, is as follows (in thousands, except number of properties and per unit amounts):

	2000	1999	1998
Rental Operations revenues	$711,826	$535,563	$348,625
Service Operations revenues	82,799	54,031	24,716
Earnings from Rental Operations	228,987	197,474	125,967
Earnings from Service Operations	32,760	17,872	7,195
Operating income	240,603	198,790	121,589
Net income available for common units	245,029	159,447	103,112
Weighted average common units outstanding	145,906	119,467	91,576
Weighted average common and dilutive potential common units	147,441	120,511	92,468
Basic net income per common unit	$1.68	$1.33	$1.13
Diluted net income per common unit	$1.66	$1.32	$1.12
Number of in-service properties at end of year	913	865	453
In-service square footage at end of year	100,962	92,502	52,028
Under development square footage at end of year	8,056	9,876	7,241

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Rental Operations

Rental Operations revenue increased to $711.8 million from $535.6 million for the year ended December 31, 2000, compared to the same period in 1999.  This increase is primarily due to the increase in the number of in-service properties during the respective periods.  As of December 31, 2000, the Partnership had 913 properties in service compared to 865 properties at December 31, 1999.  The following is a summary of the Partnership's acquisition and development activity since January 1, 1999:

	Square
	Feet
	Buildings	(in thousands)
Properties owned as of:
January 1, 1999	453	52,028
Weeks merger	335	28,569
Acquisitions	30	2,867
Developments placed in service	68	10,928
Dispositions	(21)	(1,890)
December 31, 1999	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture partners	24	3,331
December 31, 2000	913	100,962

Rental property, real estate tax and depreciation and amortization expenses increased for the year ended December 31, 2000, compared to the same period in 1999, due to the increase in the number of in-service properties during the respective periods.

The $47.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Partnership's lines of credit.  These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $31.5 million from $197.5 million for the year ended December 31, 1999, to $229.0 million for the year ended December 31, 2000.

Service Operations

Service Operations revenues increased by $28.8 million from $54.0 million for the year ended December 31, 1999, to $82.8 million for the year ended December 31, 2000, primarily as a result of increases in construction and development income from increased third-party construction and revenues from the development and sale profits of build-to-suit properties.

Service Operations operating expenses increased from $36.2 million in 1999 to $50.0 million for the year ended December 31, 2000, due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth, and the significant increase in construction and development activity in 2000.

As a result, earnings from Service Operations increased from $17.9 million for the year ended December 31, 1999, to $32.8 million for the year ended December 31, 2000.

General and Administrative Expense

General and Administrative Expense increased from $16.6 million in 1999 to $21.1 million for the year ended December 31, 2000, due to an increase in corporate expenses associated with overall growth of the Partnership and effects of a full year's operations resulting from the merger with Weeks Corporation in July 1999.

Other Income and Expenses

Interest income increased from $2.7 million for the year ended December 31, 1999, to $6.9 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $3.6 million.

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $413.8 million and a net gain of $58.1 million for the year ended December 31, 2000.

In conjunction with this disposition strategy, included in net real estate investments are 28 buildings with a net book value of $112.0 million which were classified as held for sale by the Partnership at December 31, 2000. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Net Income Available for Common Unitholders

Net income available for common unitholders for the year ended December 31, 2000 was $245.0 million compared to $159.4 million for the year ended December 31, 1999. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from sales of real estate assets explained above.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Rental Operations

The Partnership increased its in-service portfolio of rental properties from 453 properties comprising 52.0 million square feet at December 31, 1998 to 865 properties comprising 92.5 million square feet at December 31, 1999 through the acquisition of 365 properties totaling 31.4 million square feet and the placement in service of 68 properties and four building expansions totaling 10.9 million square feet. Of these additional acquisition properties, 335 properties totaling 28.6 million square feet relate to the Weeks Merger.

The Partnership also disposed of 21 properties totaling 1.9 million square feet. These 412 net additional rental properties primarily account for the $186.9 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 412 in-service rental properties.

The $26.5 million increase in interest expense is primarily attributed to higher outstanding debt balances associated with the financing of the Partnership’s investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the Weeks Merger, and increased borrowings on the Partnership’s unsecured lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities which increased in 1999 compared to 1998.

As a result of the above-mentioned items, earnings from Rental Operations increased $71.5 million from $126.0 million for 1998 to $197.5 million for 1999.

Service Operations

Service Operations revenues increased from $24.7 million to $54.0 million for the year ended 1999 as compared to 1998 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $17.5 million to $36.1 million for the year ended 1999, as compared to 1998, as a result of (i) payroll increasing from $12.5 million in 1998 to $17.2 million in 1999 due to the Weeks Merger and additional personnel added to existing regional offices due to the overall growth of the Partnership; (ii) income tax expenses increasing by $5.2 million as a result of increased activity in properties constructed for sale; and (iii) maintenance expenses increasing from $2.5 million in 1998 to $9.7 million in 1999 through the addition of substantial landscape operations in the Weeks Merger and the growth of the Partnership in Midwest markets.

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

Other Income and Expenses

During 1999, the Partnership developed a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $76.4 million and a net gain of $10.0 million in 1999.

Net Income Available for Common Unitholders

Net income available for common unitholders for the year ended December 31, 1999, was $159.4 million compared to $103.1 million for 1998.  This increase results primarily from the increases in the operating results of rental and service operations explained above.

Liquidity and Capital Resources

Financial Flexibility

During 1999 and continuing into 2000, the real estate industry experienced a reduced supply of favorably priced equity and debt capital, which generally decreased the level of new investment activity by real estate companies. While the Partnership has been subject to the same capital market conditions as other real estate companies, management believes the Partnership’s financial and liquidity position are relatively strong. Over the years, the Partnership has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management’s view, this should provide a competitive advantage in the current capital constrained market over many of its competitors. Following are three key indicators that demonstrate the overall strength of the Partnership’s financial position. First, the Partnership believes that its strong balance sheet and expected real estate asset disposition proceeds will provide the Partnership with sufficient capital to fund its investment activities. Second, the Partnership has maintained a conservative balance sheet with a debt-to-market capitalization of 31.4% at December 31, 2000. Third, as of December 31, 2000, the Partnership has a total of $627.3 million of undrawn capacity on its existing lines of credit to meet its short-term obligations. Management believes that these key factors will provide the Partnership with substantial financial flexibility to capitalize on investment opportunities which may not be available to other real estate companies with more limited financial resources.

Operating Activities

Net cash flow provided by operating activities increased by $133.1 million in 2000 as compared to 1999 and by $95.8 million in 1999 as compared to 1998. These increases are due primarily to the Weeks Merger in July 1999, the development and acquisition of additional rental properties, and cash flow from existing real estate assets.

Investing and Financing Activities

During 2000, 1999 and 1998, the Partnership invested net cash of $97.8 million, $740.8 million, and $703.6 million, respectively, into real estate investing activities. In 2000, the Partnership used the proceeds received from the disposal of real estate assets identified as result of its capital disposition strategy to fund its future development.  During 2000, the Partnership received approximately $413.8 million of proceeds from land and depreciated property sales and a $158.4 million capital distribution from an unconsolidated company which were used to fund development activities and reduce amounts outstanding on the Partnership's lines of credit.

The $740.8 million invested in real estate in 1999 was financed primarily from the borrowings under the Partnership’s unsecured lines of credit. These unsecured lines of credit were partially repaid with proceeds from the issuance of $450.0 million of long-term unsecured debt, $214.8 million in net proceeds from the General Partner's sale of common stock, and $96.5 million of net proceeds from the General Partner's sale of preferred stock. The $703.6 million invested in real estate during 1998 was financed primarily from borrowings under the Partnership’s line of credit. These borrowings were partially repaid with proceeds from the issuance of $250.0 million of long-term unsecured debt, $211.5 million in net proceeds from the General Partner's sale of common stock, and $129.5 million of net proceeds from the General Partner's sale of preferred stock.

Other significant financing activity included the payment of $296.6 million, $222.4 million, and $137.0 million in common and preferred unit distributions in 2000, 1999 and 1998, respectively. The increases are primarily attributable to (i) an increase in the overall number of common units and new Series S Preferred Units outstanding resulting from the Weeks Merger in 1999; and (ii) annual increases in the cash distributions paid per common unit.

The General Partner and the Partnership currently have on file a Form S-3 Registration Statement (the “Shelf Registration”) with the Securities and Exchange Commission which has remaining availability as of December 31, 2000, of $792.9 million to issue additional common stock, preferred stock and unsecured debt securities. The General Partner and the Partnership intend to issue additional securities under this Shelf Registration to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also have a Shelf Registration on file for at-the-market offerings of 1.5 million units of common stock.  The General Partner completed a $75.0 million preferred stock offering in February 2001.

The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. A summary of the Partnership’s recurring capital expenditures is as follows (in thousands):

	2000	1999	1998
Tenant improvements	$31,955	$21,144	$10,785
Leasing costs	17,530	12,326	6,655
Building improvements	6,804	3,751	2,206
Total	$56,289	$37,221	$19,646

The Partnership has the following lines of credit available (in thousands):

	Outstanding
	Borrowing	Maturity	Interest	at December
Description	Capacity	Date	Rate	31, 2000
Unsecured Line of Credit	$450,000	April 2001	LIBOR + .70%	$220,000
Unsecured Line of Credit	$300,000	June 2001	LIBOR + .775%	$-
Secured Line of Credit	$150,000	January 2003	LIBOR + 1.05%	$52,657

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2000 are at LIBOR + .55% to .70%. In February 2001, the Partnership renewed the $450 million line of credit. The borrowing capacity was increased to $500 million, the interest rate was lowered to LIBOR + .65% and the maturity date was extended to March 1, 2004.

The debt outstanding at December 31, 2000 totals $2.0 billion with a weighted average interest rate of 7.32% maturing at various dates through 2028. The Partnership has $1.5 billion of unsecured debt and $466.6 million of secured debt outstanding at December 31, 2000. Scheduled principal amortization of such debt totaled $10.7 million for the year ended December 31, 2000.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at December 31, 2000 (in thousands):

	Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2001	$11,584	$399,431	$411,015	7.33%
2002	11,810	55,037	66,847	7.36%
2003	11,612	333,869	345,481	7.72%
2004	9,947	176,186	186,133	7.41%
2005	8,636	213,662	222,298	7.25%
2006	7,705	146,178	153,883	7.12%
2007	5,967	116,555	122,522	7.13%
2008	4,749	100,000	104,749	6.77%
2009	5,093	150,000	155,093	7.73%
Thereafter	30,194	175,000	205,194	6.88%
Total	$107,297	$1,865,918	$1,973,215	7.32%

Unitholder Distribution Requirements

The Partnership intends to pay regular quarterly distributions from net cash provided by operating activities. A quarterly distribution of $.43 per common unit was declared on January 31, 2001, which represents an annualized distribution of $1.72 per unit.

Funds From Operations

Management believes that Funds From Operations (“FFO”), which is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis, is the industry standard for reporting the operations of real estate investment trusts.

The following reflects the calculation of the Partnership’s FFO for the years ended December 31 (in thousands):

	2000	1999	1998
Net income available for common units	$245,029	$159,447	$103,112
Add back (deduct):
Depreciation and amortization	159,888	108,683	68,766
Share of adjustments for unconsolidated companies	9,104	5,268	4,302
Earnings from depreciated property sales	(48,892)	(6,155)	(1,351)
Funds From Operations	$365,129	$267,243	$174,829
Cash flow provided by (used by):
Operating activities	$449,390	$316,286	$220,529
Investing activities	(97,752)	(740,847)	(703,575)
Financing activities	(330,952)	436,449	479,300

The increase in FFO during the three-year period results primarily from the increased in-service rental property portfolio as discussed above under “Results of Operations.”

While management believes that FFO is the most relevant and widely used measure of the Partnership’s operating performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by Statement No. 138, effective for fiscal years beginning after June 15, 2000. These statements will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value will be immediately recognized in income. The adoption of these statements will not have a material impact on the Partnership's financial statements.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risks

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership’s real estate investment portfolio and operations. The Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes. The fair values of the Partnership’s debt instruments are calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

								Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value
Fixed rate secured debt	$104,953	$15,626	$77,838	$35,158	$21,326	$102,298	$357,199	$363,355
Weighted average interest rate	8.34%	7.64%	8.38%	8.03%	7.42%	7.79%

Variable rate LIBOR based secured debt	$325	$325	$91,706	$-	$-	$-	$92,356	$93,075
Weighted average interest rate	8.41%	8.41%	7.99%	N/A	N/A	N/A

Variable rate Treasury based secured debt	$536	$661	$686	$711	$741	$13,734	$17,069	$12,678
Weighted average interest rate	4.24%	4.09%	4.11%	4.12%	4.13%	3.95%
Unsecured notes	$85,201	$50,235	$175,251	$150,264	$200,231	$625,409	$1,286,591	$1,297,573
Weighted average interest rate	6.14%	7.31%	7.30%	7.28%	7.24%	7.10%
Unsecured lines of credit	$220,000	$-	$-	$-	$-	$-	$220,000	$220,000
Weighted average interest rate	7.35%	N/A	N/A	N/A	N/A	N/A

The Partnership has four interest rate swap agreements outstanding which have an aggregate fair market value of $397,761 at December 31, 2000. Three of the swap agreements mature on December 31, 2001, in conjunction with the maturity of an $85 million unsecured syndicated bank term loan. The fourth swap agreement is in conjunction with a $40 million mortgage loan which matures January 2003, along with the swap agreement.

As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership’s hedging strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Trustees and Executive Officers of the Registrant

The Partnership does not have any directors of officers. The information required by Item 10 for Directors and Certain Executive Officers will be contained in a definitive proxy statement of the General Partner, which was filed on March 15, 2001, and herein is incorporated by reference.

Item 11.  Executive Compensation

The information required by Item 11 is contained in a definitive proxy statement for the General Partner that was filed on March 15, 2001 and herein is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Partnership had 18,826,627 Limited Partner Units outstanding on March 5, 2001.

The following table shows, as of March 5, 2001, the number and percentage of Limited Partner Units held by each person or company known to the Partnership who beneficially owned more than five percent of outstanding Limited Partner Units. Except as otherwise noted, all Limited Partner Units are held with the sole power to vote and soles power of disposition.

	Limited Partner Units	Percentage of Beneficial Ownership
Beneficial Owner
John W. Nelley, Jr.	3,834,261(1)	20.37%
A. Ray Weeks, Jr.	1,977,409(2)	10.50%
Edward T. Baur	1,565,744(3)	8.32%
Birch M. Mullins	1,502,193(4)	7.98%
Robert L. and Mary Johnson	1,419,038	7.54%
James D. Eckhoff	1,175,614(5)	6.24%
Lindbergh-Warson Properties, Inc.	1,109,195	5.89%

(1)  All Units held by partnerships in which Mr. Nelley is a general partner and a 21.6% owner.

(2) Includes 552,214 Units held by trusts of which Mr. Weeks is a trustee and a 20% beneficiary and 352,760 Units owned by corporations controlled by Mr. Weeks.

(3) Includes 1,109,195 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Baur owns a 60.395% interest.

(4) Includes 1,109,195 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Mullins owns a 34.094% interest.

(5) Includes 1,109,195 Units owned by Lindbergh-Warson Properties, Inc., a partnership in which Mr. Eckhoff owns a 5.512% interest.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is contained in a definitive proxy statement for the General Partner that was filed on March 15, 2001 and herein is incorporated by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Documents Filed as Part of This Report

2. Consolidated Financial Statements

The following Consolidated Financial Statements of the Partnership, together with the Independent Auditors’ Report, are listed below:

Independent Auditors’ Report
Consolidated Balance Sheets, December 31, 2000 and 1999
Consolidated Statements of Operations, Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows, Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Partners’ Equity, Years Ended December 31, 2000, 1999
  and 1998
Notes to Consolidated Financial Statements

3. Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

4. Exhibits

See Index to Exhibits on pages 73 and 74 of this report.

Independent Auditors’ Report

The Partners
Duke-Weeks Realty Limited Partnership:

We have audited the consolidated financial statements of Duke-Weeks Realty Limited Partnership and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke-Weeks Realty Limited Partnership and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana
January 31, 2001

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2000	1999
ASSETS
Real estate investments:
Land and improvements	$581,530	$602,789
Buildings and tenant improvements	3,989,033	4,124,117
Construction in progress	216,938	327,944
Investments in unconsolidated companies	367,581	145,587
Land held for development	257,779	246,533
	5,412,861	5,446,970
Accumulated depreciation	(338,426)	(254,574)
Net real estate investments	5,074,435	5,192,396
Cash and cash equivalents	39,200	18,514
Accounts receivable, net of allowance of $1,540 and $1,775	19,454	26,844
Straight-line rent receivable, net of allowance of $1,460 and $841	34,512	29,770
Receivables on construction contracts	45,394	29,537
Deferred financing costs, net of accumulated amortization of $13,288 and $9,082	12,475	16,571
Deferred leasing and other costs, net of accumulated amortization of $31,522 and $21,287	102,413	83,153
Escrow deposits and other assets	133,350	90,499
	$5,461,233	$5,487,284
LIABILITIES AND PARTNERS' EQUITY
Indebtedness:
Secured debt	$466,624	$528,665
Unsecured notes	1,286,591	1,326,811
Unsecured lines of credit	220,000	258,000
	1,973,215	2,113,476
Construction payables and amounts due subcontractors	70,105	89,985
Accounts payable	4,312	3,179
Accrued expenses:
Real estate taxes	51,328	47,604
Interest	28,780	20,658
Other	61,028	41,836
Other liabilities	88,542	30,541
Tenant security deposits and prepaid rents	34,208	36,156
Total liabilities	2,311,518	2,383,435
Minority interest	2,117	1,860
Partners’ equity:
General Partner
Common equity	2,128,138	2,082,720
Preferred equity (liquidation preference of $608,874)	586,261	587,385
	2,714,399	2,670,105
Limited partners’ common equity	330,244	328,929
Limited partners’ preferred equity	102,955	102,955
	3,147,598	3,101,989
	$5,461,233	$5,487,284

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31
(in thousands, except per unit amounts)

	2000	1999	1998
RENTAL OPERATIONS:
Revenues:
Rental income	$697,270	$523,950	$337,768
Equity in earnings of unconsolidated companies	14,556	11,613	10,857
	711,826	535,563	348,625
Operating expenses:
Rental expenses	118,040	88,403	59,769
Real estate taxes	70,963	54,246	33,906
Interest expense	133,948	86,757	60,217
Depreciation and amortization	159,888	108,683	68,766
	482,839	338,089	222,658
Earnings from rental operations	228,987	197,474	125,967

SERVICE OPERATIONS:
Revenues:
Property management, maintenance and leasing fees	25,477	21,941	13,189
Construction management and development activity income	55,863	30,928	10,417
Other income	1,459	1,162	1,110
	82,799	54,031	24,716
Operating expenses	50,039	36,159	17,521
Earnings from service operations	32,760	17,872	7,195
General and administrative expenses	(21,144)	(16,556)	(11,573)
Operating income	240,603	198,790	121,589
OTHER INCOME (EXPENSE):
Interest income	6,866	2,674	1,562
Other expense	(963)	(1,091)	(305)
Earnings from land and depreciated property sales	58,057	7,932	1,351
Minority interest in earnings of subsidiaries	(2,145)	(2,050)	(1,252)
Net income	302,418	206,255	122,945
Dividends on preferred units	(57,389)	(46,808)	(19,833)
Net income available for common units	$245,029	$159,447	$103,112
Net income per common unit:
Basic	$1.68	$1.33	$1.13
Diluted	$1.66	$1.32	$1.12
Weighted average number of common units outstanding	145,906	119,467	91,576
Weighted average number of common and dilutive potential common units	147,441	120,511	92,468

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income	$302,418	$206,255	$122,945
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of buildings and tenant improvements	141,989	97,982	61,414
Amortization of deferred leasing and other costs	17,899	10,701	7,352
Amortization of deferred financing costs	3,527	1,879	1,362
Minority interest in earnings	2,145	2,050	1,252
Straight-line rent adjustment	(14,519)	(10,676)	(5,794)
Earnings from land and depreciated property sales	(58,057)	(7,932)	(1,351)
Construction contracts, net	3,252	2,252	7,764
Other accrued revenues and expenses, net	53,247	13,963	31,106

Equity in earnings in excess of operating distributions received from unconsolidated companies	(2,511)	(188)	(5,521)
Net cash provided by operating activities	449,390	316,286	220,529
Cash flows from investing activities:
Development of real estate investments	(392,127)	(479,642)	(279,391)
Acquisition of real estate investments	(5,932)	(159,917)	(301,151)
Acquisition of land held for development and infrastructure costs	(99,470)	(72,877)	(53,736)
Recurring tenant improvements	(31,955)	(21,144)	(10,785)
Recurring leasing costs	(17,530)	(12,326)	(6,655)
Recurring building improvements	(6,804)	(3,751)	(2,206)
Other deferred leasing costs	(39,018)	(31,360)	(19,180)
Other deferred costs and other assets	(12,042)	(19,990)	(10,808)
Tax deferred exchange escrow, net	(16,207)	-	-
Proceeds from land and depreciated property sales, net	413,752	76,401	9,071
Capital distributions from unconsolidated companies	158,351	16,802	-
Net investment in and advances to unconsolidated companies	(48,770)	(33,043)	(28,734)
Net cash used by investing activities	(97,752)	(740,847)	(703,575)
Cash flows from financing activities:
Contribution from General Partner	29,966	311,297	340,938
Proceeds from indebtedness	-	450,000	250,000
Payments on indebtedness including principal amortization	(75,689)	(259,891)	(49,997)
Borrowings on lines of credit, net	14,658	167,000	78,000
Distributions to partners	(239,250)	(175,568)	(117,134)
Distributions to preferred unitholders	(57,389)	(46,808)	(19,833)
Distributions to minority interest	(1,888)	(1,958)	(1,107)
Deferred financing costs	(1,360)	(7,623)	(1,567)
Net cash provided by (used for) financing activities	(330,952)	436,449	479,300
Net increase (decrease) in cash and cash equivalents	20,686	11,888	(3,746)
Cash and cash equivalents at beginning of year	18,514	6,626	10,372
Cash and cash equivalents at end of year	$39,200	$18,514	$6,626
Other non-cash items:
Assumption of debt for real estate acquisitions	$-	$26,186	$9,195
Contributions of property to unconsolidated companies	$245,502	$-	$1,040
Conversion of Limited Partner Units to shares	$1,317	$49,940	$5,451
Issuance of Limited Partner Units for real estate acquisitions	$7,615	$3,146	$2,038
Transfer of mortgage debt in sale of depreciated property	$72,650	$-	$-

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Partners' Equity
(in thousands, except for per unit amounts)

			Limited Partners’ Common Equity	Limited Partners' Preferred Equity
	General Partner
	Common Equity	Preferred Equity
					Total
Balance at December 31, 1997	$1,016,733	$218,906	$107,141	$-	$1,342,780
Net income	90,871	19,833	12,241	-	122,945
Capital contribution from General Partner	212,281	129,460	-	-	341,741
Acquisition of partnership interest for common stock of General Partner	6,598	-	(1,147)	-	5,451
Acquisition of property in exchange for Limited Partner Units	-	-	2,038	-	2,038
Distributions to preferred unitholders	-	(19,833)	-	-	(19,833)
Distributions to partners ($1.28 per Common Unit)	(103,223)	-	(13,911)	-	(117,134)
Balance at December 31, 1998	1,223,260	348,366	106,362	-	1,677,988
Net income	139,636	42,604	19,811	4,204	206,255
Capital contribution from General Partner	215,672	96,519	-	-	312,191
Acquisition of partnership interest for common stock of General Partner	49,472	-	468	-	49,940
Acquisition of property in exchange for Limited Partner Units	-	-	3,146	-	3,146
Merger with Weeks Corporation	608,749	142,500	220,641	102,955	1,074,845
Distributions to preferred unitholders	-	(42,604)	-	(4,204)	(46,808)
Distributions to partners ($1.46 per Common Unit)	(154,069)	-	(21,499)	-	(175,568)
Balance at December 31, 1999	2,082,720	587,385	328,929	102,955	3,101,989
Net income	212,958	48,981	32,071	8,408	302,418
Capital contribution from General Partner	32,022	(1,124)	-	-	30,898
Acquisition of partnership interest for common stock of General Partner	8,347	-	(7,030)	-	1,317
Acquisition of property in exchange for Limited Partner Units	-	-	7,615	-	7,615
Distributions to preferred unitholders	-	(48,981)	-	(8,408)	(57,389)
Distributions to partners ($1.64 per Common Unit)	(207,909)	-	(31,341)	-	(239,250)
	$2,128,138	$586,261	$330,244	$102,955	$3,147,598
Common Units outstanding at December 31, 2000	127,932		18,979		146,911
Common Units outstanding at December 31, 1999	125,823		18,980		144,803
Common Units outstanding at December 31, 1998	86,053		10,800		96,853

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) The Partnership

Duke-Weeks Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke-Weeks Realty Corporation (the “Predecessor” or the “General Partner”) contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the “1993 Offering”) to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest.  The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust ("REIT") under provisions of the Internal Revenue Code.  In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares.  The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest (“General Partner Units”) in exchange for its original contribution which represented a 78.36%  interest in the Partnership.  As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest (“Limited Partner Units”) (together with the General Partner Units, the (“Common Units”)) which represented a 21.64% interest in the Partnership.  The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Partnership has an 89% profits interest (after certain preferred returns on partners’ capital accounts) and effective control of their operations.

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

Reclassifications

Certain 1998 and 1999 balances have been reclassified to conform to 2000 presentation.

Real Estate Investments

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

The acquisitions of the Partnership interests are recorded under the purchase method with assets acquired reflected at the fair market value of the General Partner’s common stock on the date of acquisition, net of the retirement of any minority interest liabilities. The acquisition amounts are allocated to rental property based on their estimated fair values.

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

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees for third party contracts are generally based on a percentage of costs and are recognized based upon percentage of completion.

Duke Construction Limited Partnership (“DCLP”) provides traditional construction services to third parties and develops and constructs properties intended for resale with profits recognized as additional service operation income at time of sale. Duke Realty Services Limited Partnership (“DRSLP”) is the sole general partner of DCLP and the operations of DCLP are included in the consolidated financial statements of the Partnership. The sole limited partner of DCLP is Duke Realty Construction, Inc. (“DRCI”), of which DWRLP owns 100% of the preferred stock and realizes substantially all economic benefits of its activities. DRCI is not a qualified REIT subsidiary of the Partnership. Accordingly, provisions for federal income taxes are recognized as appropriate.

Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per common unit is computed by dividing net income available for common units by the sum of the weighted average number of common units outstanding and dilutive potential common units for the period.

The following table reconciles the components of basic and diluted net income per unit:
	2000	1999	1998
Basic net income available for common units	$245,029	$159,447	$103,112

Weighted average partnership common units outstanding	145,906	119,467	91,576
Dilutive units for long-term compensation plans	1,535	1,044	892
Weighted average number of common units and dilutive potential common units	147,441	120,511	92,468

All convertible preferred units, convertible preferred limited partner units and put options (see Footnote 5)  were anti-dilutive in 2000 and 1999; therefore, no conversion to common units is assumed in weighted dilutive potential common units at December 31, 2000 and 1999, respectively.

Federal Income Taxes

As a partnership, the allocated share of income and loss for the year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

Fair Value Of Financial Instruments

The fair values of the Partnership’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved and approximate their carrying or contract values.

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

Use Of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(3) Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty, L.P. ("Weeks Operating Partnership") merged with and into the Partnership. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

The following summarized pro forma unaudited information represents the combined historical operating results of Weeks Operating Partnership and the Partnership with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Partnership’s actual operating results would have been had Weeks Operating Partnership and the Partnership constituted a single entity during such periods (in thousands, except per unit amounts):
	Years Ended
	December 31,
	2000	1999	1998
	(Actual)	(Pro Forma)	(Pro Forma)
Rental income	$711,826	$626,803	$502,030
Net income available for common unitholders	$245,029	$184,434	$137,689
Weighted average common units outstanding:
Basic	145,906	138,207	127,641
Diluted	147,441	139,373	128,761
Net income per common unit:
Basic	$1.68	$1.33	$1.08
Diluted	$1.66	$1.32	$1.07

(4) Related Party Transactions

The Partnership provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $1.9 million, $2.4 million and $2.3 million for such services in 2000, 1999 and 1998, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers’ interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.

At December 31, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying consolidated statements of operations totaled $226,853 in the year ended December 31, 2000.

(5) Investments in Unconsolidated Companies

In October 2000, the Partnership sold or contributed $469 million of industrial properties and $18 million of undeveloped land to a joint venture (Dugan Realty LLC) in which the Partnership has a 50% interest. This transaction expands an existing joint venture with an institutional real estate investor. Upon completion of the transaction, the joint venture owns 129 buildings totaling more than 21 million square feet with a value of approximately $800 million at December 31, 2000. The venture properties are secured by $383 million of first mortgage debt. The Partnership received $363.9 million of proceeds and recorded a net gain of $35.2 million as a result of the transaction. In connection with this transaction, the joint venture partners were given an option to put up to $50 million interest in the joint venture to the Partnership in exchange for common stock of the General Partner or cash, subject to timing and other restrictions. As a result of this put option, the Partnership deferred $10.2 million of gain on sale of property to the joint venture and recorded a $50 million liability. The Partnership provides real estate related services to the venture through its Service Operations.

In December 2000, the Partnership contributed 14 industrial properties, including five under development, totaling approximately three million square feet to a joint venture (Dugan Texas LLC) in which the Partnership has a 50% interest. The Partnership also contributed 145 acres of undeveloped land. Following the Partnership's contribution and that of the other joint venture partner, the joint venture owns 29 buildings totaling 4.6 million square feet and approximately 165 acres of undeveloped land. The Partnership received $33.1 million of proceeds and recorded a net gain of $686,000 as a result of the transaction. The Partnership provides real estate related services to the venture through its Service Operations.

Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999, and 1998, are as follows (in thousands):
	2000	1999	1998
Land, buildings and tenant improvements, net	$1,159,198	$393,853
Land held for development	54,951	29,150
Other assets	83,534	66,127
	$1,297,683	$489,130
Property indebtedness	$436,914	$128,794
Other liabilities	65,554	29,682
	502,468	158,476
Owners' equity	795,215	330,654
	$1,297,683	$489,130
Rental income	$80,686	$54,662	$52,703
Net income	$28,299	$20,515	$19,753

(6) Real Estate Held for Sale

The Partnership has a capital recycling program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership in order to redeploy capital. At December 31, 2000, the Partnership had 15 office, 12 industrial and one retail property comprising approximately 3.3 million square feet held for sale. Of these properties, four build-to-suit office, seven build-to-suit industrial and one build-to-suit retail property were under development at December 31, 2000. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 2000, 1999 and 1998 is approximately $5.8 million, $5.5 million, and $5.3 million, respectively. Net book value of the properties held for sale at December 31, 2000 is approximately $112.0 million. There can be no assurance that such properties held for sale will be sold.

(7) Indebtedness

Indebtedness at December 31 consists of the following (in thousands):
	2000	1999
Fixed rate secured debt, weighted average interest rate of 8.02% at December 31, 2000, and 7.98 % at December 31, 1999, maturity dates ranging from 2001 to 2017	$357,199	$451,080

Variable rate secured debt, weighted average interest rate of 7.36% at December 31, 2000, and 6.32% at December 31, 1999, maturity dates ranging from 2003 to 2025	109,425	77,585

Unsecured notes, weighted average interest rate of 7.13% at December 31, 2000, and 7.16% at December 31, 1999, maturity dates ranging from 2001 to 2028	1,286,591	1,326,811

Unsecured line of credit, interest rate of 7.35% at December 31, 2000, and 6.47% at December 31, 1999, maturity date of 2001	220,000	258,000
	$1,973,215	$2,113,476

As of December 31, 2000, the $466.6 million of secured debt is collateralized by rental properties with a net carrying value of $782.0 million.

The Partnership has the following lines of credit available (in thousands):
	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2000

Description
Unsecured Line of Credit	$450,000	April 2001	LIBOR + .70%	$220,000
Unsecured Line of Credit	$300,000	June 2001	LIBOR + .775%	$-
Secured Line of Credit	$150,000	January 2003	LIBOR + 1.05%	$52,657

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $450 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2000 are at LIBOR +.55% to.70%.

In July 1999 in conjunction with the Weeks Merger, the Partnership assumed an $85 million unsecured syndicated bank term loan (the “Term Loan”). Interest accrues on the Term Loan at LIBOR + 1.10% and the Term Loan matures on December 31, 2001. The Partnership also assumed three interest rate swap agreements with three commercial banks that effectively changes the interest costs on the entire $85 million Term Loan from its variable rate to a fixed rate. The interest rate swap agreements, with notational principal amounts of $35 million, $25 million and $25 million, mature on December 31, 2001, and effectively convert interest costs on the Term Loan to a fixed rate of approximately 6.1% through maturity. The estimated fair market value of the swap agreements was $780,904 at December 31, 2000.

The Partnership has an interest rate swap agreement (the "Agreement") on $40.0 million of the Partnership's outstanding mortgage debt to effectively fix the interest rate. Under the Agreement, the Partnership pays or receives the difference between a fixed rate of 5.99% and a floating rate of 30-day LIBOR plus 1.75% based on the notational principal amount of $40.0 million. The amount paid or received under the Agreement is included in interest expense on a monthly basis. The Agreement matures along with the related mortgage loan in January 2003. The Agreement will stay in place until maturity unless the 30-day LIBOR rate on the date of monthly repricing exceeds 6.51% which will cause a termination of the Agreement until such time the monthly repricing is lower than 6.51%. The 30-day LIBOR rate at December 31, 2000, was 6.56%. The estimated fair value of the Agreement at December 31, 2000, was ($383,143). The Partnership also has an interest rate cap on the same $40 million of mortgage debt which limits the Partnership's floating interest rate expense to no more than 10.16% for the term of the loan.

At December 31, 2000, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows  (in thousands):
Year	Amount
2001	411,015
2002	66,847
2003	345,481
2004	186,133
2005	222,298
Thereafter	741,441
$1,973,215

Cash paid for interest in 2000, 1999, and 1998 was $156.5 million, $100.3 million and $63.6 million, respectively. Total interest capitalized in 2000, 1999 and 1998 was $33.0 million, $26.0 million and $8.5 million, respectively.

(8) Segment Reporting

The Partnership is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, landscaping, leasing, and construction management to third-party property owners (“Service Operations). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non- segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

The accounting policies of the segments are the same as those described in Note 2.

The Partnership assesses and measures segment operating results based on a performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructurings and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments are summarized as follows for the years ended December 31, 2000, 1999, and 1998, and the assets of each reportable segment as of December 31, 2000 and 1999 (in thousands):

Revenues	2000	1999	1998
Rental Operations:
Office	$336,271	$272,009	$211,638
Industrial	328,302	220,295	104,658
Retail	28,935	26,467	21,102
Service Operations	82,799	54,031	24,716
Total Segment Revenues	776,307	572,802	362,114
Non-Segment Revenue	18,318	16,792	11,227
Consolidated Revenue	$794,625	$589,594	$373,341
Funds From Operations
Rental Operations:
Office	$229,427	$187,541	$146,545
Industrial	256,813	172,629	82,327
Retail	23,368	21,506	17,414
Services Operations	32,760	17,872	7,195
Total Segment FFO	542,368	399,548	253,481
Non-Segment FFO:
Interest expense	(133,948)	(86,757)	(60,217)
Interest income	6,866	2,674	1,562
General and administrative expense	(21,144)	(16,556)	(11,573)
Gain on land sales	9,165	1,777	-
Other expenses	(2,826)	(1,540)	(2,498)
Other minority interest in earnings of subsidiaries	(2,145)	(2,050)	(1,252)
Joint Venture FFO	24,182	16,955	15,159
Dividends on preferred units	(57,389)	(46,808)	(19,833)
Consolidated FFO	365,129	267,243	174,829
Depreciation and amortization	(159,888)	(108,683)	(68,766)
Share of joint venture adjustments	(9,104)	(5,268)	(4,302)
Earnings from depreciated property sales	48,892	6,155	1,351
Net income available for common units	$245,029	$159,447	$103,112
Assets
Rental Operations
Office	$2,473,191	$2,252,795
Industrial	2,265,237	2,707,028
Retail	186,389	205,993
Service Operations	128,249	62,335
Total Segment Assets	5,053,066	5,228,151
Non-Segment Assets	408,167	259,133
Consolidated Assets	$5,461,233	$5,487,284

(9)  Leasing Activity

Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 2000 are as follows (in thousands):
Year	Amount
2001	$538,366
2002	490,194
2003	434,868
2004	363,205
2005	286,733
Thereafter	921,455
$3,034,821

In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $114.2 million, $85.1 million, and $56.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(10)  Employee Benefit Plans

The Partnership maintains a 401(k) plan for the benefit of its full-time employees. The Partnership matches the employees' contributions up to three percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $3.2 million, $2.3 million and $1.5 million for the years ended 2000, 1999 and 1998, respectively.

The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $6.0 million, $2.7 million and $2.2 million for 2000, 1999 and 1998, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

(11) Partners' Equity

The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties.

The following series of preferred units are outstanding as of December 31, 2000 (in thousands, except percentages):
	Units Outstanding	Dividend Rate	Redemption Date	Liquidation Preference
Description					Convertible
Preferred A Series	300	9.100%	August 31, 2001	$75,000	No
Preferred B Series	300	7.990%	September 30, 2007	150,000	No
Preferred D Series	535	7.375%	December 31, 2003	133,874	Yes
Preferred E Series	400	8.250%	January 20, 2004	100,000	No
Preferred F Series	600	8.000%	October 10, 2002	150,000	No

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

Under a shareholder rights plan (“Rights Agreement”) of the General Partner, each common unitholder has one right for each share of the General Partner's common stock prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of such events, each right entitles the registered holder to purchase from the General Partner's one one-thousandth of a share of Series C Junior Preferred Stock of the General Partner which has substantially the same economic attributes and carries substantially the same voting rights as one share of the General Partner's common stock. As of December 31, 2000, no events have triggered execution of the Rights Agreement.

In August 1998, members of management and unaffiliated members of the General Partner's Board of Directors purchased approximately $37 million of common stock of the General Partner. In November 1999, an additional $32 million of common stock was purchased by management and members of the Board of Directors. Both purchases were financed by five-year personal loans at market interest rates from a financial institution. Participants are personally responsible for repaying the interest, principal balance, and other obligations as defined in the Executive and Senior Officer Stock Purchase Plan. As a condition of the financing agreement with the financial institution, the General Partner and the Partnership have guaranteed repayment of principal, interest and other obligations for each participant, but are fully indemnified by the participants. In the opinion of management, it is not probable that the General Partner and the Partnership will be required to satisfy this guarantee.

(12) Stock Based Compensation

The General Partner and the Partnership have eight stock based compensation plans, including fixed stock option plans and performance based stock plans, which are described below. The General Partner and the Partnership are authorized to issue up to 12,084,000 shares of the General Partner's common stock under these plans. The Partnership applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the General Partner’s common stock on the date of grant. The Partnership charges compensation costs against its income for its performance based stock plans. If compensation cost for the fixed stock option plans had been determined consistent with SFAS Statement No. 123, the Partnership’s net income and net income per common unit for the years ended December 31 would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per unit amounts):
		2000	1999	1998
Net income	As reported	$245,029	$159,447	$103,112
	Pro forma	$244,436	$158,932	$102,805
Basic net income per unit	As reported	$1.68	$1.33	$1.13
	Pro forma	$1.68	$1.33	$1.12
Diluted net income per unit	As reported	$1.66	$1.32	$1.12
	Pro forma	$1.66	$1.32	$1.11

Because the Statement does not apply to awards prior to 1995, and the options have up to a 5-year vesting period, the pro forma effect was not fully reflected until 2000.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:
	2000	1999	1998
Dividend yield	7.0%	7.0%	7.0%
Volatility	20.2%	20.1%	19.9%
Risk-free interest rate	5.8%	4.9%	5.7%
Expected life	6 years	6.5 years	6.5 years

Fixed Stock Option Plans

The General Partner and the Partnership have options outstanding under six fixed stock option plans as of December 31, 2000. Additional grants may be made under three of those plans.  In 1999, upon the merger of Weeks Operating Partnership into the Partnership, the Partnership assumed all obligations under two Weeks Operating Partnership stock incentive plans.

A summary of the status of the fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates follows:
	2000		1999		1998
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price

	Units		Units		Units
Outstanding, beginning of year	5,043,965	$19.00	2,047,972	$16.70	1,927,380	$14.26
Granted	958,786	20.04	615,003	22.96	1,681,611	22.32
Weeks Operating Partnership options	0	0	2,617,076	20.01	0	0
Exercised	(440,924)	13.66	(56,371)	14.11	(1,543,026)	19.72
Forfeited	(326,363)	20.95	(179,715)	22.79	(17,993)	21.50
Outstanding, end of year	5,235,464	$19.52	5,043,965	$19.00	2,047,972	$16.70
Options exercisable, end of year	3,112,706		2,596,660		1,067,753

Weighted-average fair value of options granted during the year	$2.18		$2.20		$.836

The options outstanding at December 31, 2000, under the fixed stock option plans have a range of exercise prices from $11.87 to $24.44 with a weighted average exercise price of $19.52 and a weighted average remaining contractual life of 6.72 years. The options exercisable at December 31, 2000 have a weighted average exercise price of $18.39.

Each option’s maximum term is ten years.  Excluding the Weeks Operating Partnership plans and with other limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Partnership.  The vesting period of the Weeks Operating Partnership plans was generally 33 1/3% per year.

Performance Based Stock Plans

The General Partner and the Partnership have three types of performance based equity compensation plans: Dividend Increase Unit Plans (“DIU Plans”), a Shareholder Value Plan and a Performance Share Plan. Under the Partnership’s DIU Plans, Dividend Increase Units (“DIUs”) are granted to key employees and directors. The value of DIUs exercised by participants is payable in common stock of the General Partner.  The maximum term of all DIUs granted is ten years.

The value of each DIU when exercised is equal to the increase in the General Partner's annualized dividend per share from the date of grant to the date of exercise, divided by the “dividend yield.” Dividend yield is the annualized dividend per share divided by the market price per share of the General Partner’s common stock at the date of grant. DIUs are generally subject to a 20% per year vesting schedule.

Under the 1995 Shareholder Value Plan (the “SV Plan”), the Partnership may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the General Partner, and one-half is payable in cash. The initial dollar amount of each award granted under the SV Plan is adjusted upward or downward based on a comparison of the General Partner’s cumulative total shareholder return for the three year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The award is not payable upon the employee’s termination of employment for any reason other than retirement, death, disability or a change in control of the General Partner.

Awards made under the 2000 Performance Share Plan vest 20% per year if the General Partner and the Partnership attain a certain predefined levels of earnings growth for such vesting period. The payments are made in the form of “performance shares,” with each performance share economically equivalent to one share of the General Partner's common stock.  Performance shares will ultimately be paid to the participants in the form of cash or General Partner common stock upon the retirement or termination of employment of the participant.  At December 31, 2000, plan participants had the right to receive up to 90,571 performance shares, contingent upon earnings achievement.

The Partnership believes that it is not possible to reasonably estimate the fair value of the awards to be paid under these performance compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $7.7 million, $5.9 million and $4.1 million for 2000, 1999 and 1998, respectively.

(13) Commitments and Contingencies

The General Partner and the Partnership have guaranteed $382.4 million of mortgage loans of unconsolidated companies of which the Partnership is a 50% partner. The mortgage loans are collateralized by rental properties of joint ventures which have a net carrying value substantially in excess of the mortgage loans. The General Partner and the Partnership does not anticipate that it will be required to satisfy these guarantees.

The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $40.3 million. The acquisitions are scheduled to close periodically through 2008 and will be paid for through a combination of cash and Limited Partner Unit issuance.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(IN THOUSANDS)				INITIAL COST TO COMPANY			GROSS BOOK VALUE AT DECEMBER 31, 2000
LOCATION/DEVELOPMENT	BUILDING	BUILDING TYPE	ENCUMBERANCES	LAND	BUILDINGS & IMPROVEMENTS	COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION	LAND & IMPROVEMENTS	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION	DATE OF ACQUISITION

ALPHARETTA, GEORGIA

Brookside Office Park	3925 Brookside Parkway	Office	-	1,269	14,719	-	1,269	14,718	15,987	559	1998	1999
Brookside Office Park	3625 Brookside Pkwy	Office	-	1,625	10,919	2,231	1,625	13,150	14,775	449	1999	1999
Hembree Crest	11800 Wills Road	Industrial	-	304	2,146	41	304	2,187	2,491	80	1987	1999
Hembree Crest	11810 Wills Road	Industrial	-	296	2,254	217	296	2,471	2,767	102	1987	1999
Hembree Crest	11820 Wills Road	Industrial	-	488	2,277	835	488	3,111	3,599	115	1987	1999
Hembree Crest	11415 Old Roswell Road	Industrial	-	648	2,454	463	648	2,917	3,565	151	1991	1999
Northmeadow	1350 Northmeadow Parkway	Industrial	-	672	3,648	134	672	3,783	4,455	154	1994	1999
Northmeadow	11835 Alpharetta Highway	Retail	-	524	2,861	-	524	2,861	3,385	106	1994	1999
Northwinds Pointe	2550 Northwinds Parkway	Office	-	2,271	20,017	18	2,271	20,034	22,306	751	1998	1999
Ridgeland	1320 Ridgeland Pkwy	Industrial	-	998	5,874	37	998	5,912	6,910	212	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial	-	488	2,910	1,269	488	4,179	4,667	255	1999	1999
Brookside Office Park	Radiant Systems Phase II	Office	-	831	6,210	-	831	6,210	7,041	-	2000	2000
Founders Park	Founders Park SC 1	Industrial	2,593	1,936	6,505	-	1,936	6,504	8,441	74	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial	-	579	2,310	-	579	2,310	2,890	57	1999	1999

ANTIOCH, TENNESSEE

Keebler	Keebler	Industrial	-	307	1,299	-	307	1,298	1,606	183	1985	1995

ARLINGTON HEIGHTS, ILLINOIS

Atrium II	Atrium II	Office	-	776	7,170	814	776	7,984	8,760	578	1986	1998

ATLANTA, GEORGIA

1670 Defoor Avenue	1670 Defoor Avenue	Industrial	-	82	1,553	117	82	1,670	1,752	63	1960	1999
Druid Chase	6 W. Druid Hills Drive	Office	-	473	6,758	292	473	7,050	7,523	258	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,905	647	794	10,552	11,346	388	1977	1999
Druid Chase	1190 W. Druid Hills Drive	Office	-	689	6,631	314	689	6,945	7,634	246	1980	1999
Druid Chase	2071 N. Druid Hills Drive	Retail	-	98	321	-	98	321	419	12	1968	1999

AURORA, ILLINOIS

Meridian Business Campus	535 Exchange	Industrial	-	452	920	-	452	920	1,372	52	1984	1999
Meridian Business Campus	515-525 Enterprise	Industrial	-	342	1,668	86	342	1,754	2,097	105	1984	1999
Meridian Business Campus	615 Enterprise	Industrial	-	468	2,824	93	468	2,917	3,385	151	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,603	38	410	1,641	2,051	92	1986	1999
Meridian Business Campus	4000 Sussex	Industrial	-	417	1,929	-	417	1,929	2,346	106	1990	1999
Meridian Business Campus	700 North Commerce	Industrial	-	694	3,272	-	694	3,272	3,966	176	1989	1999
Meridian Business Campus	3737 E. Exchange	Industrial	-	598	2,531	-	598	2,531	3,129	132	1985	1999
Meridian Business Campus	444 N. Commerce	Industrial	-	722	5,367	345	722	5,712	6,434	276	1985	1999
Meridian Corridor	Meridian I	Industrial	-	1,523	5,871	-	1,147	6,247	7,394	237	2000	2000
Meridian Business Campus	Michael Jordan Golf Center	Grounds	-	1,412	-	111	1,523	-	1,523	-	N/A	1999
Meridian Business Campus	Meridian Outlot	Grounds	-	894	-	-	894	-	894	-	N/A	2000

BEACHWOOD, OHIO

Corporate Exchange	One Corporate Exchange	Office	5,248	1,287	8,674	1,092	1,287	9,766	11,053	1,296	1989	1996
Corporate Place	Corporate Place	Office	-	1,161	7,792	531	1,163	8,321	9,484	865	1988	1996

BLOOMINGTON, ILLINOIS

Lakewood Plaza	Lakewood Plaza	Retail	-	766	7,576	758	786	8,314	9,100	2,479	1987	1988

BLOOMINGTON, MINNESOTA

Alpha Buildings	Alpha Business Ctr I&II	Office	-	280	1,598	89	280	1,687	1,967	76	1980	1999
Alpha Buildings	Alpha Business Ctr III&IV	Industrial	-	341	1,948	118	341	2,067	2,408	95	1980	1999
Alpha Buildings	Alpha Business Ctr V	Industrial	-	537	3,065	51	538	3,115	3,652	120	1980	1999
Bloomington Industrial Ctr	Bloomington Industrial Center	Industrial	1,761	621	3,626	780	621	4,407	5,027	462	1963	1997
Lyndale Commons	Lyndale Commons I	Industrial	-	247	1,431	285	247	1,716	1,963	178	1981	1998
Lyndale Commons	Lyndale Commons II	Industrial	-	181	1,048	96	183	1,142	1,325	103	1985	1998
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	2,574	779	4,483	56	779	4,539	5,318	355	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	3,010	901	5,215	102	901	5,316	6,218	430	1979	1997
Hampshire Tech Center	Hampshire Tech Center	Industrial	-	2,124	13,066	622	2,223	13,588	15,812	1,012	1998	1998
Norman Center	Norman Center 2	Office	-	782	4,442	139	807	4,556	5,363	294	1970	1998
Norman Center	Norman Center 4	Office	-	562	3,251	291	579	3,525	4,103	239	1967	1998
Norman Center Plaza	Norman Pointe I	Office	-	3,630	22,229	-	3,630	22,229	25,858	18	2000	2000
Penn Corporate Building	Penn Corporate Bldg	Industrial	-	312	1,801	22	312	1,823	2,134	143	1977	1997

BLUE ASH, OHIO

Cornell Commerce Center	Cornell Commerce Center	Industrial	-	495	4,755	313	495	5,068	5,563	771	1989	1996
Creek Road	Creek Road Bldg 1	Industrial	-	103	833	36	103	870	972	91	1971	1996
Creek Road	Creek Road Bldg 2	Industrial	-	132	1,149	42	132	1,191	1,322	124	1971	1996
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	25	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	20,098	1,523	1,953	21,621	23,574	2,725	1985	1996
Lake Forest/Westlake	Westlake Center	Office	-	2,459	16,790	1,368	2,459	18,158	20,617	2,517	1981	1996

BOLINGBROOK, ILLINOIS

Crossroads Business Park	Chapco Carton Company	Industrial	-	914	4,334	-	914	4,334	5,247	-	2000	2000

BRANDON, FLORIDA

Regency Park North	Regency I	Office	-	1,048	2,434	-	1,048	2,434	3,481	0	2000	2000

BRENTWOOD, TENNESSEE

Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial	-	1,065	5,994	109	1,065	6,103	7,168	227	1987	1999
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial	-	1,065	2,836	839	1,065	3,674	4,740	136	1987	1999
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial	-	848	4,141	35	848	4,175	5,023	155	1989	1999
Creekside Crossing	Creekside Crossing One	Office	-	1,900	8,377	1,406	1,901	9,782	11,683	1,510	1998	1998
Creekside Crossing	Creekside Crossing Two	Office	-	2,087	8,612	-	2,087	8,612	10,698	298	1999	1999

BROOKLYN PARK, MINNESOTA

Crosstown NW	Crosstown North Bus. Ctr. 1	Industrial	-	835	5,443	715	1,000	5,993	6,993	340	1998	1999
Crosstown NW	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,946	222	483	3,133	3,616	172	1998	1999
Crosstown NW	Crosstown North Bus. Ctr. 3	Industrial	-	758	2,826	-	758	2,825	3,583	218	1999	1999
Crosstown NW	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	8,098	-	2,079	8,098	10,177	418	1999	1999
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,598	-	703	6,595	7,298	528	1999	1998
Crosstown Nw	Crosstown North Bus Ctr 5	Industrial	-	1,131	5,387	20	1,131	5,407	6,538	190	1999	1999
Crosstown Nw	Crosstown North Bus Ctr 6	Industrial	-	826	3,291	-	826	3,291	4,116	66	2000	2000

BURNSVILLE, MINNESOTA

Professional Plaza	Professional Plaza I	Office	-	467	2,716	189	467	2,905	3,372	235	1986	1998
Professional Plaza	Professional Plaza IV	Industrial	-	248	1,425	81	248	1,506	1,754	137	1980	1998
1420 East Cliff Road	Cliff Road Industrial Ctr	Industrial	-	256	1,481	100	256	1,581	1,838	158	1972	1998
Professional Plaza	Professional Plaza III	Industrial	-	237	1,359	249	241	1,604	1,845	140	1985	1998
Professional Plaza	Professional Plaza II	Industrial	-	216	1,261	221	216	1,483	1,699	135	1984	1998
Larc Industrial Park	Larc Industrial Park I	Industrial	-	280	1,631	99	280	1,730	2,009	169	1977	1997
Larc Industrial Park	Larc Industrial Park II	Industrial	-	224	1,315	86	224	1,401	1,625	100	1976	1997
Larc Industrial Park	Larc Industrial Park III	Industrial	-	135	800	-	135	800	935	67	1980	1997
Larc Industrial Park	Larc Industrial Park IV	Industrial	-	90	539	-	90	539	629	46	1980	1997
Larc Industrial Park	Larc Industrial Park V	Industrial	-	96	555	174	96	729	825	56	1980	1997
Larc Industrial Park	Larc Industrial Park VI	Industrial	-	373	2,149	72	373	2,221	2,594	182	1975	1997
Larc Industrial Park	Larc Industrial Park VII	Industrial	-	242	1,394	228	242	1,622	1,864	175	1973	1997

CANAL WINCHESTER, OH

Canal Winchester	Nifco at Canal Winchester	Industrial	-	400	3,272	-	400	3,272	3,672	30	2000	2000

CARMEL, INDIANA

Hamilton Crossing	H.C. Building 1 West	Industrial	-	835	4,839	1,186	847	6,013	6,860	735	1989	1993
Hamilton Crossing	Hamilton Crossing Bldg 2	Office	-	313	1,393	832	384	2,154	2,538	303	1997	1997
Hamilton Crossing	Hamilton Crossing Bldg 4	Office	-	515	6,439	-	598	6,356	6,954	543	1999	1999
Hamilton Crossing Retail	Hamilton Crossing Retail Bld 1	Retail	-	728	6,708	-	898	6,538	7,436	301	1999	1999
Hamilton Crossing	Hampton Inn Land Lease	Grounds	-	137	-	72	209	-	209	8	N/A	1999
Hamilton Crossing	Max & Ermas	Grounds	-	167	-	-	167	-	167	-	N/A	2000

CARY, NORTH CAROLINA

Regency Forrest	200 Regency Forest Drive	Office	-	1,230	13,501	181	1,230	13,682	14,912	559	1999	1999
Regency Forrest	100 Regency Forest Drive	Office	-	1,538	10,756	1,658	1,618	12,334	13,952	696	1997	1999
Weston Parkway	6501 Weston Parkway	Office	7,877	1,775	10,668	-	1,775	10,668	12,443	409	1996	1999

CELEBRATION, FLORIDA

Celebration Center	1130 Celebration Blvd.	Industrial	-	1,102	4,843	651	1,102	5,494	6,596	244	1997	1999
Celebration Center	1120 Celebration Blvd.	Industrial	-	755	3,643	79	755	3,723	4,477	122	1997	1999
Celebration Center	Celebration C-9 Phase I	Office	-	999	5,990	-	999	5,990	6,989	47	2000	2000

CHAMPAIGN, ILLINOIS

Market View Shopping Ctr	Market View Shopping Ctr.	Retail	-	740	6,556	-	755	6,541	7,296	2,386	1985	1986

CHANHASSEN, MINNESOTA

Chanhassen Lakes	Chanhassen Lakes I	Industrial	-	357	2,067	266	370	2,320	2,690	168	1983	1998
Chanhassen Lakes	Chanhassen Lakes II	Industrial	-	438	2,542	130	453	2,657	3,110	183	1986	1998

CINCINNATI, OHIO

One Ashview Place	One Ashview Place	Office	-	1,204	12,630	427	1,204	13,057	14,261	1,122	1989	1997
Blue Ash Office Center	Blue Ash Office Ctr VI	Office	-	518	2,852	228	518	3,079	3,597	304	1989	1997
Zussman Building	Zussman Bldg	Office	-	339	6,834	812	346	7,639	7,986	1,523	1986	1993
312 Elm	312 Elm	Office	39,700	4,750	47,125	5,558	5,428	52,005	57,433	10,909	1992	1993
Eastgate Square	Eastgate Square	Retail	-	2,030	4,615	732	2,030	5,347	7,377	776	1996	1995
Garden Ridge	Garden Ridge (Eastgate)	Retail	-	4,592	4,584	-	4,592	4,583	9,175	295	1998	1999
Expiration	Executive Plaza I	Office	-	728	5,504	-	728	5,504	6,232	609	1980	1996
Expiration	Executive Plaza II	Office	-	728	5,613	84	728	5,697	6,425	588	1981	1996
Expiration	Executive Plaza III	Office	-	509	4,945	1,391	509	6,336	6,845	736	1998	1998
Kohl's Dept. Store	Kohl's Department Store	Retail	-	1,345	3,948	9	1,345	3,958	5,303	596	1994	1994
Sofa Express-Governors Pl	Sofa Express - Gov. Plaza	Retail	-	145	842	-	164	823	987	111	1995	1995
Office Max	Office Max	Retail	-	651	1,366	3	651	1,369	2,020	181	1995	1995
Dun & Bradstreet Bldg	Dun & Bradstreet Bldg	Office	1,589	270	2,701	376	466	2,882	3,347	1,054	1972	1986
Governors Hill	8790 Governor's Hill	Office	-	400	4,774	354	408	5,120	5,528	982	1985	1993
Governors Hill	8700 Governor's Hill	Office	-	459	5,918	151	468	6,060	6,528	1,083	1985	1993
Governors Hill	8800 Governor's Hill	Office	-	225	2,375	-	231	2,369	2,601	876	1985	1986
Governors Hill	8600 Governor's Hill	Office	-	1,220	18,967	638	1,245	19,579	20,824	3,561	1986	1993
Governors Plaza	Governors Plaza	Retail	-	2,012	9,217	343	2,053	9,519	11,572	1,731	1990	1993
King's Auto Mal I	King's Auto Mall I	Retail	2,773	1,085	4,209	546	1,124	4,717	5,840	1,447	1990	1989
King's Mall Retail Ctr II	King's Mall Retail Ctr II	Retail	-	1,928	4,095	942	1,952	5,013	6,966	910	1988	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	4,006	356	606	4,363	4,968	351	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	4,739	638	3,281	723	638	4,004	4,641	1,805	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,761	638	2,066	-	638	2,066	2,704	1,128	1986	1986
Kenwood MOB-Jewish	Kenwood MOB-Jewish	Office	-	-	7,331	-	-	7,331	7,331	210	1999	1999
Ohio National	Ohio National	Office	17,715	2,463	25,152	-	2,463	25,152	27,615	3,987	1996	1996
Pfeiffer Woods Office Building	Pfeiffer Woods Office Bldg	Office	6,568	1,450	12,253	130	1,450	12,383	13,833	440	1998	1999
312 Plum	312 Plum	Office	-	2,539	24,730	2,552	2,590	27,230	29,820	5,734	1987	1993
Remington Office Park	Remington Park Bldg A	Office	-	560	1,469	139	560	1,608	2,168	124	1982	1997
Remington Office Park	Remington Park Bldg B	Office	-	560	1,523	53	560	1,576	2,136	118	1982	1997
Tri-County Marketplace	Tri-county Marketplace	Retail	-	5,368	4,285	213	5,466	4,400	9,866	502	1998	1998
Triangle Office Park	Triangle Office Park	Office	4,374	1,000	10,824	731	1,018	11,537	12,555	4,507	1985	1986
Western Hills Marketplace	Western Hills Marketplace	Retail	-	3,583	7,778	146	3,583	7,924	11,508	476	1998	1997
World Park	World Park Bldg 5	Industrial	1,879	270	3,506	183	276	3,683	3,958	1,264	1987	1988
World Park	World Park Bldg 6	Industrial	2,057	378	3,825	129	385	3,948	4,332	1,097	1987	1988
World Park	World Park Bldg 7	Industrial	2,450	525	4,500	136	537	4,624	5,161	1,369	1987	1988
Governors Plaza	Linens n Things-Gov Plaza	Retail	-	1,075	2,280	-	1,075	2,280	3,355	22	2000	2000
Iams Industrial Park	Cincinnati Bell Supply @ IAMS	Industrial	-	606	3,115	-	606	3,115	3,721	71	1999	1999
Not Applicable	McDonalds Ground Lease	Grounds	-	480	-	-	480	-	480	-	N/A	2000

COLUMBUS, OHIO

Easton Oval	One Easton Oval	Office	-	2,789	12,017	-	2,789	12,018	14,806	950	1998	1999
Easton Oval	Two Easton Oval	Office	-	2,489	16,753	213	2,489	16,967	19,455	1,124	1996	1998
Polaris	1000 Polaris Parkway	Office	5,055	1,200	6,618	716	1,200	7,334	8,534	320	1992	1999
Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir	Office	-	1,580	9,333	392	1,580	9,726	11,306	1,608	1992	1994
Westbelt Drive	2190-2200 Westbelt Drive	Industrial	-	300	1,951	65	300	2,015	2,315	110	1986	1998
Westbelt West	Westbelt West #1	Industrial	-	432	4,133	765	432	4,898	5,330	204	1999	1999
Zane Trace	3800 Zane Trace Dr (MBM)	Industrial	-	170	2,086	367	170	2,453	2,623	394	1978	1994
Zane Trace	3635 Zane Trace Drive	Industrial	-	236	1,800	321	236	2,121	2,357	220	1980	1998
King's Mall	Applebee's Ground Lease	Grounds	-	309	29	-	338	-	338	29	N/A	1997
Tuttle Crossing	Lazarus Ground Lease	Grounds	-	852	-	-	852	-	852	-	N/A	1996
Tuttle Crossing	Uno's Ground Lease	Grounds	-	587	-	-	587	-	587	60	N/A	1997
Tuttle Crossing	Qwest Parking Expansion	Grounds	-	201	13	-	214	-	214	30	N/A	1998
Easton	Easton Plaza One	Office	-	1,874	8,380	-	1,874	8,380	10,254	129	2000	2000
Westbelt West	Westbelt West #2	Industrial	-	509	4,790	-	509	4,790	5,299	104	1999	1999

CREVE COUER, MISSOURI

Twin Oaks Office Ctr	Twin Oaks	Office	-	566	8,269	515	566	8,784	9,351	850	1995	1997

CRYSTAL, MINNESOTA

Crystal Industrial Ctr	Crystal Industrial Center	Industrial	-	456	2,621	550	480	3,148	3,628	363	1974	1997

DES PLAINES, ILLINOIS

Deckbrand Building	Wolf Road Building	Industrial	-	179	1,632	268	179	1,900	2,080	151	1969	1998
105 East Oakton	105 East Oakton	Industrial	-	1,132	4,253	195	1,132	4,448	5,580	236	1974	1999

DOWNERS GROVE, ILLINOIS

Executive Towers	Executive Towers I	Office	-	2,652	24,356	2,227	2,652	26,583	29,234	2,380	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	31,791	3,694	3,386	35,485	38,871	3,022	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	32,955	1,680	3,512	34,635	38,147	3,131	1987	1997

DUBLIN, OHIO

Metrocenter III	Metrocenter III	Office	-	887	2,965	971	887	3,937	4,823	884	1983	1996
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	3,336	507	1,100	3,843	4,943	395	1987	1996
Tuttle Retail Center	Tuttle Retail Center	Retail	-	4,314	7,384	2,430	4,314	9,814	14,128	1,351	1996	1995
Tuttle Crossing	LCI International	Office	-	2,618	18,877	1,016	2,670	19,842	22,512	3,553	1990	1993
Tuttle Crossing	Sterling 1	Office	-	1,494	12,799	354	1,524	13,122	14,646	2,371	1990	1993
Tuttle Crossing	Indiana Insurance	Office	-	717	2,442	394	717	2,837	3,554	603	1994	1994
Tuttle Crossing	Sterling 2	Office	-	605	5,836	48	605	5,883	6,488	829	1995	1995
Tuttle Crossing	John Alden Life Ins.	Office	-	1,066	7,668	-	1,066	7,668	8,734	1,154	1995	1995
Tuttle Crossing	Cardinal Health	Office	-	1,600	10,760	1,051	1,773	11,638	13,411	3,007	1995	1995
Tuttle Crossing	Sterling 3	Office	-	1,601	8,668	52	1,601	8,721	10,321	1,501	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,366	522	867	4,888	5,755	520	1997	1997
Tuttle Crossing	Sterling 4	Office	-	483	9,284	876	483	10,160	10,643	950	1998	1998
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,477	531	1,690	12,008	13,698	1,515	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	19,030	-	4,815	19,029	23,844	3,355	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	3,493	-	495	3,492	3,988	467	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office	-	1,649	11,574	-	1,649	11,574	13,223	1,763	1998	1998
Tuttle Crossing	Atrium II, Phase II	Office	-	1,597	10,212	597	1,597	10,810	12,406	1,212	1999	1999
Tuttle Crossing	Blazer I	Office	-	904	5,688	424	904	6,113	7,016	546	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	13,699	-	1,848	13,699	15,546	110	1999	1999
Tuttle Crossing	Blazer II	Office	-	1,016	6,423	-	1,016	6,423	7,439	121	2000	2000

DULUTH, GEORGIA

Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	15,158	18	877	15,177	16,053	575	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	14,153	911	878	15,063	15,941	707	1998	1999
Meadowbrook	2475 Meadowbrook Parkway	Industrial	-	529	3,477	93	529	3,570	4,099	162	1986	1999
Meadowbrook	2505 Meadowbrook Parkway	Industrial	-	606	2,395	-	606	2,395	3,001	89	1990	1999
Park Creek	2825 Breckinridge Blvd	Industrial	-	317	3,626	117	317	3,743	4,060	131	1986	1999
Park Creek	2875 Breckinridge Blvd	Industrial	-	476	4,797	-	476	4,797	5,273	177	1986	1999
Park Creek	2885 Breckinridge Blvd	Industrial	-	487	6,893	-	487	6,893	7,380	255	1997	1999
River Green	3450 River Green Court	Industrial	-	194	2,191	-	194	2,191	2,385	81	1989	1999
River Green	4800 River Green Parkway	Industrial	-	152	1,978	-	152	1,979	2,131	73	1989	1999
Business Park at Sugarloaf	2775 Premier Parkway	Industrial	-	560	4,697	24	560	4,721	5,281	176	1997	1999
Business Park at Sugarloaf	3079 Premier Parkway	Industrial	-	776	6,520	294	776	6,815	7,590	265	1998	1999
Business Park at Sugarloaf	6700 Sugarloaf Parkway	Industrial	-	1,042	8,685	25	1,042	8,710	9,752	327	1998	1999
Business Park at Sugarloaf	2855 Premier Parkway	Industrial	-	765	3,941	-	765	3,941	4,706	122	1999	1999
Business Park at Sugarloaf	6655 Sugarloaf	Industrial	-	1,651	6,377	493	1,651	6,870	8,521	712	1998	1999
Hampton Green	Hampton Green Office Bldg	Office	-	1,388	9,513	-	1,388	9,513	10,900	33	2000	2000
Business Park At Sugarloaf	Sugarloaf Office IV (2750)	Industrial	-	623	3,693	-	623	3,694	4,317	66	2000	2000

DUNCAN, SOUTH CAROLINA

Hillside	170 Parkway West	Industrial	-	223	2,734	-	223	2,734	2,957	122	1995	1999
Hillside	285 Parkway East	Industrial	-	619	4,523	-	619	4,523	5,142	199	1996	1999
Hillside	190 Parkway West	Industrial	-	276	2,511	-	276	2,512	2,788	110	1996	1999
Hillside	265 Parkway East	Industrial	-	329	3,374	788	329	4,162	4,491	170	1999	1999

EAGAN, MINNESOTA

Apollo Distribution Center	Apollo Industrial Ctr I	Industrial	-	866	4,956	675	882	5,615	6,497	597	1997	1997
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial	-	474	2,950	-	474	2,950	3,424	134	2000	2000
Eagandale Crossing	Eagandale Crossing	Industrial	-	974	4,780	-	987	4,767	5,754	724	1998	1998
Eagandale Tech Center	Eagandale Tech Center	Industrial	-	987	5,681	689	987	6,370	7,357	564	1998	1998
Silverbell Commons	Silverbell Commons	Industrial	-	1,807	7,103	-	1,807	7,103	8,910	535	1999	1999
Sibley Industrial Center	Sibley Industrial Center I	Industrial	-	356	2,050	234	380	2,260	2,639	226	1973	1997
Sibley Industrial Center	Sibley Industrial Center II	Industrial	-	225	1,343	93	225	1,436	1,661	159	1972	1997
Sibley Industrial Center	Sibley Industrial Center III	Industrial	-	213	1,223	247	217	1,465	1,682	139	1968	1997
Trapp Road	Trapp Road Commerce I	Industrial	-	671	3,879	336	691	4,195	4,886	334	1996	1998
Trapp Road	Trapp Road Commerce Bldg II	Industrial	-	1,250	7,022	480	1,250	7,502	8,752	578	1998	1998
Yankee Place	Yankee Place	Industrial	-	2,797	16,056	893	2,797	16,948	19,745	1,563	1986	1997
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial	-	1,432	6,365	-	1,432	6,365	7,796	88	2000	2000

EARTH CITY, MISSOURI

NGIC/Pointe 70	3322 NGIC	Office	6,558	2,615	10,809	513	2,615	11,322	13,938	1,040	1987	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	126	-	783	126	909	0	2000	2000

EDEN PRAIRIE, MINNESOTA

Edenvale Executive Center	Edenvale Executive Center	Industrial	-	1,184	6,699	181	1,185	6,880	8,064	231	1987	1999
Golden Triangle Tech Ctr.	Golden Triangle Tech Ctr.	Industrial	-	1,446	8,258	249	1,458	8,495	9,953	544	1997	1998
Valley Gate North	Valley Gate North	Industrial	-	548	3,133	500	556	3,625	4,181	164	1986	1999

EDINA, MINNESOTA

Cahill Business Ctr	Cahill Business Center	Industrial	-	507	2,945	305	507	3,250	3,758	316	1980	1997
Edina Interchange	Edina Interchange I	Industrial	1,881	630	3,646	287	630	3,933	4,563	331	1995	1997
Edina Interchange	Edina Interchange II	Industrial	1,220	432	2,501	28	432	2,529	2,961	198	1980	1997
Edina Interchange	Edina Interchange III	Industrial	1,386	487	2,821	54	487	2,876	3,363	227	1981	1997
Edina Interchange	Edina Interchange IV	Industrial	-	228	1,322	332	228	1,655	1,883	202	1974	1997
Edina Interchange	Edina Interchange V	Industrial	-	971	5,637	315	971	5,951	6,922	522	1974	1997
Bush Lake Road	Edina Interchange VII	Industrial	-	180	1,060	199	180	1,258	1,438	122	1970	1998
Pakwa	Pakwa I	Industrial	-	347	2,018	322	347	2,340	2,687	263	1979	1997
Pakwa	Pakwa II	Industrial	-	215	1,241	102	215	1,343	1,558	116	1979	1997
Pakwa	Pakwa III	Industrial	-	248	1,433	109	248	1,541	1,789	137	1979	1997

FAIRFIELD, OHIO

Faifield Business Center	Fairfield Bus. Ctr. D	Industrial	-	135	1,732	81	135	1,814	1,948	243	1990	1995
Faifield Business Center	Fairfield Bus. Ctr. E	Industrial	-	398	2,583	91	398	2,674	3,072	365	1990	1995
University Moving	University Moving	Industrial	-	248	1,760	-	248	1,760	2,008	252	1991	1995

FENTON, MISSOURI

Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	-	519	1,967	-	519	1,967	2,486	83	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	-	1,286	5,144	-	1,286	5,144	6,430	214	1987	1999
Southport	Southport I	Industrial	-	192	834	43	192	877	1,069	73	1977	1997
Southport	Southport II	Industrial	-	151	659	52	151	711	862	67	1978	1997
Southport	Southport Commerce Ctr.	Industrial	-	233	1,016	151	233	1,167	1,400	122	1978	1997
Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial	-	603	2,584	-	603	2,583	3,186	52	1987	2000
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial	-	702	2,268	-	702	2,268	2,971	36	1986	2000

FISHERS, INDIANA

Exit 5	Exit 5 Bldg I (Deflecto)	Industrial	-	833	2,680	82	833	2,762	3,595	138	1999	1999
Exit 5	Exit 5 Bldg. II	Industrial	-	760	3,306	-	760	3,306	4,066	111	1999	1999

FLORENCE, KENTUCKY

Sofa Express-Florence	Sofa Express - Florence	Retail	-	735	771	339	735	1,109	1,844	95	1997	1997

FT. LAUDERDALE, FLORIDA

Sawgrass	Sawgrass - Building 1	Industrial	-	1,211	6,503	-	1,211	6,503	7,713	189	1999	1999

FT. WAYNE, INDIANA

Coldwater Crossing	Coldwater Crossing	Retail	12,168	2,310	17,154	408	2,310	17,562	19,872	2,781	1990	1994

FRANKLIN, TENNESSEE

Aspen Grove Business Center	277 Mallory Station (AG 1)	Industrial	-	936	6,539	-	936	6,538	7,475	242	1996	1999
Aspen Grove Business Center	320 Premier Court (AR II)	Industrial	-	1,151	6,521	275	1,151	6,797	7,947	251	1996	1999
Aspen Grove Business Center	305 Seaboard Lane (AGIII)	Industrial	-	970	6,318	538	970	6,856	7,826	422	1998	1999
Aspen Grove Business Center	416 Mary Lindsay Polk Dr (AGV)	Industrial	-	943	5,288	638	943	5,926	6,868	237	1996	1999
Aspen Grove Business Center	318-II Seaboard Lane	Industrial	-	240	1,385	476	240	1,861	2,101	114	1999	1999
Aspen Grove Business Center	341 Cool Springs Blvd	Office	-	950	7,429	878	950	8,307	9,257	222	1999	1999
Aspen Grove Business Center	318-1 Seaboard Land	Industrial	-	301	1,684	741	301	2,425	2,726	122	1999	1999
Brentwood South Bus. Center	119 Seaboard Lane (BS 4)	Industrial	-	569	2,435	22	569	2,457	3,027	90	1990	1999
Brentwood South Bus. Center	121 Seaboard Lane (BS 5)	Industrial	-	445	1,932	-	445	1,932	2,377	77	1990	1999
Brentwood South Bus. Center	123 Seaboard Lane (BS 6)	Industrial	-	489	1,243	407	489	1,651	2,139	66	1990	1999

FRIDLEY, MINNESOTA

River Road	River Road Business Ctr. S.	Industrial	3,685	1,083	6,346	404	1,112	6,721	7,833	378	1986	1999
University Center	University Center I&II	Industrial	-	220	1,258	362	226	1,613	1,840	113	1983	1999

GLENWILLOW, OHIO

Emerald Valley	Emerald Valley Bldg 1	Industrial	-	555	6,350	41	555	6,391	6,946	185	1999	1999

GOLDEN VALLEY, MINNESOTA

Decatur Business Ctr	Decatur Business Center	Industrial	-	431	2,504	229	431	2,733	3,164	206	1982	1997
Edina Realty	Edina Realty	Office	-	330	1,862	180	349	2,022	2,371	129	1965	1998
Golden Hills	Golden Hills 1	Industrial	-	1,081	6,257	232	1,105	6,464	7,569	419	1996	1998
Golden Hills	Golden Hills 2	Industrial	-	1,741	4,282	303	1,742	4,584	6,326	398	1999	1999
Golden Hills	Golden Hills 3	Industrial	-	1,813	4,805	207	1,815	5,010	6,825	381	1999	1999
Minneapolis-West	North Star Title	Office	-	506	2,911	318	539	3,195	3,735	209	1965	1998
Silver-Burdett Ginn	Sandburg Industrial Center	Industrial	-	451	2,616	46	451	2,662	3,114	221	1973	1997
Minneapolis-West	Tyrol West	Office	9,284	350	2,016	372	380	2,358	2,738	179	1968	1998
801 Zane Avenue North	801 Zane Avenue North	Industrial	-	365	2,174	129	365	2,303	2,668	199	1989	1997

GREENWOOD, INDIANA

South Park-Indiana	South Park Bldg 1	Office	-	287	2,556	86	292	2,637	2,929	455	1989	1993
South Park-Indiana	South Park Bldg 2	Industrial	-	334	3,395	737	341	4,125	4,466	896	1990	1993
South Park-Indiana	South Park Bldg 3	Office	991	208	2,360	277	212	2,634	2,846	511	1990	1993
South Park	Brylane Parking Lot	Grounds	-	54	-	3	57	-	57	10	N/A	1994

GROVE CITY, OHIO

South Pointe	South Pointe Bldg D	Industrial	-	276	3,154	622	276	3,776	4,052	566	1997	1997
South Pointe	South Pointe Bldg E	Industrial	-	279	2,427	679	279	3,106	3,385	416	1997	1997

GROVEPORT, OHIO

Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial	-	1,049	7,559	559	1,049	8,117	9,167	217	1999	1999
Sun TV	6600 Port Road	Industrial	-	2,725	23,424	-	2,725	23,424	26,149	2,135	1998	1997
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial	-	510	3,815	-	510	3,815	4,325	111	1999	1999
Groveport Commerce Ctr	Groveport Comm Ctr #4	Industrial	-	1,114	8,597	-	1,114	8,597	9,711	138	2000	2000
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial	-	1,045	6,358	-	1,045	6,358	7,403	7	2000	2000

HEBRON, KENTUCKY

KY, Southpark	Ky. Southpark Bldg 4 (Redken)	Industrial	2,585	779	3,360	83	779	3,443	4,222	552	1994	1994
KY, Southpark	CR Services	Industrial	3,935	1,085	4,189	1,153	1,085	5,342	6,427	853	1994	1994

HOLLYWOOD, FLORIDA

Port 95	2600 SW 39th Street	Industrial	-	5,758	13,815	51	5,758	13,866	19,624	509	1999	1999
Port 95	Port 95 - Spec. Bldg.	Industrial	-	833	2,876	524	833	3,399	4,232	138	1999	1999

HOPKINS, MINNESOTA

Cornerstone Business Center	Cornerstone Business Center	Industrial	6,363	1,469	8,422	171	1,543	8,519	10,062	675	1996	1997
The Johnson Bldg	The Johnson Bldg	Industrial	-	552	3,178	167	552	3,345	3,897	300	1974	1997
Westside Business Park	Westside Business Park	Industrial	-	1,176	6,810	405	1,176	7,215	8,391	562	1987	1997

INDEPENDENCE, OHIO

Corporate Plaza	Corporate Plaza I	Office	7,927	2,116	14,182	397	2,116	14,579	16,695	1,921	1989	1996
Corporate Plaza	Corporate Plaza II	Office	7,094	1,841	12,322	778	1,841	13,101	14,941	1,739	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,975	319	595	4,295	4,889	572	1980	1996
Freedom Square	Freedom Square II	Office	6,685	1,746	11,702	633	1,746	12,334	14,080	1,638	1987	1996
Freedom Square	Freedom Square III	Office	-	701	6,497	404	701	6,900	7,602	1,226	1997	1997
6111 Oak Tree	6111 Oak Tree	Office	-	703	4,637	419	703	5,056	5,759	502	1995	1997
Park Center	Park Center Bldg I	Office	-	2,193	13,901	-	2,193	13,901	16,094	1,492	1998	1998
Park Center	Park Center Bldg 2	Office	-	2,190	13,619	-	2,190	13,619	15,810	875	1999	1999
Park Center	Park Center Bldg 3	Office	-	2,190	11,492	-	2,190	11,492	13,682	140	2000	2000

INDIANAPOLIS, INDIANA

Cub Center	Cub Center	Retail	-	540	5,188	271	550	5,449	6,000	1,792	1986	1986
Michael's Plaza	Michaels Plaza	Retail	-	749	3,727	368	764	4,080	4,844	675	1984	1993
Franklin Road Bus. Ctr	Franklin Road Bus. Ctr.	Industrial	-	594	11,089	-	594	11,089	11,683	1,870	1998	1995
Nampac Building	Nampac Building	Industrial	-	274	1,782	119	274	1,901	2,175	269	1974	1995
Park 100	6060 Guion Rd (Vanstar)	Industrial	-	411	2,837	745	511	3,482	3,993	473	1977	1996
First Indiana Branch	First Indiana Branch	Retail	-	46	274	-	47	273	320	47	1988	1993
Hillsdale	Hillsdale Bldg 4	Industrial	-	366	5,087	285	366	5,373	5,739	1,040	1987	1993
Hillsdale	Hillsdale Bldg 5	Industrial	-	251	3,235	539	251	3,774	4,025	718	1987	1993
Hillsdale	Hillsdale Bldg 6	Industrial	-	315	4,320	77	315	4,397	4,712	769	1987	1993
KATC - South	8465 KATC 2-story	Office	-	89	1,369	160	89	1,529	1,618	220	1983	1995
F.C. Tucker	F.C. Tucker	Office	-	-	290	-	-	290	290	51	1978	1993
KATC - North	8555 KATC 4-story	Office	-	-	5,999	624	-	6,623	6,623	800	1985	1997
KATC - North	3520 Commerce Crossing	Office	-	950	2,089	-	950	2,089	3,039	256	1976	1993
4750 Kentucky Avenue	4750 Kentucky Avenue	Industrial	-	246	2,372	216	246	2,589	2,835	271	1974	1996
One North Capital	One North Capital	Office	-	1,439	8,177	1,015	1,439	9,192	10,631	483	1980	1998
Park 100	Park 100 Bldg 34	Office	-	131	1,547	156	133	1,700	1,833	599	1979	1986
Park 100	Park 100 Bldg 95	Industrial	3,796	642	5,239	318	642	5,557	6,199	948	1993	1994
Park 100	Park 100 Bldg 96	Industrial	-	1,414	13,748	-	1,436	13,726	15,162	2,371	1997	1995
Park 100	Park 100 Bldg 98	Industrial	-	273	8,236	-	273	8,235	8,509	1,485	1995	1994
Park 100	Park 100 Bldg 100	Industrial	1,515	103	2,447	642	103	3,088	3,191	710	1995	1995
Park 100	Park 100 Bldg 107	Industrial	1,560	99	1,688	19	99	1,707	1,806	257	1984	1995
Park 100	Park 100 Bldg 109	Industrial	1,012	240	1,890	-	246	1,885	2,131	626	1985	1986
Park 100	Park 100 Bldg 116	Office	-	341	3,221	-	348	3,214	3,562	953	1988	1988
Park 100	Park 100 Bldg 118	Office	-	226	2,412	236	230	2,644	2,874	486	1988	1993
Park 100	Park 100 Bldg 119	Office	-	388	3,698	1,199	395	4,890	5,285	662	1989	1993
Park 100	Park 100 Retail Bldg 121	Retail	-	592	1,074	73	604	1,135	1,739	193	1989	1993
Park 100	Park 100 Bldg 122	Industrial	-	284	3,733	329	290	4,056	4,346	729	1990	1993
Park 100	Park 100 Bldg 125	Industrial	4,100	674	6,022	-	674	6,022	6,696	1,444	1996	1994
Park 100	Park 100 Bldg 126	Industrial	-	165	1,489	106	165	1,595	1,760	283	1984	1994
Park 100	Park 100 Bldg 127	Industrial	-	96	1,920	292	96	2,211	2,308	388	1995	1995
Park 100	Park 100 Bldg 130	Industrial	-	513	4,045	-	513	4,045	4,558	710	1996	1996
Park 100	Park 100 Bldg 132	Office	-	446	1,217	452	446	1,669	2,115	301	1997	1997
Park 100	Park 100 Bldg 134	Industrial	-	464	3,159	903	464	4,062	4,526	399	1998	1998
Woodland Corporate Center	Woodland Corp Centre I	Office	-	290	4,550	586	320	5,106	5,426	606	1998	1998
Park 100	Park 100 Bldg 136	Industrial	-	542	4,161	551	594	4,659	5,253	395	1998	1999
Woodland Corporate Center	Woodland Corporate Center II	Office	-	271	3,582	676	297	4,231	4,528	219	1999	1999
Park Fletcher	Park Fletcher Bldg 14	Industrial	-	76	740	-	76	740	816	98	1978	1996
Parkwood Crossing	One Parkwood	Office	-	1,018	10,153	312	1,028	10,454	11,482	1,426	1989	1995
Parkwood Crossing	Two Parkwood	Office	-	861	7,696	-	871	7,686	8,557	1,609	1996	1996
Parkwood Crossing	Three Parkwood	Office	-	1,377	10,200	-	1,387	10,190	11,576	1,740	1997	1997
Parkwood Crossing	Four Parkwood	Office	-	1,489	11,627	779	1,499	12,396	13,895	1,555	1998	1998
Parkwood Crossing	Five Parkwood	Office	-	1,485	13,548	-	1,528	13,505	15,033	794	1999	1999
Software Artistry	Software Artistry	Office	-	856	7,661	96	856	7,757	8,613	815	1998	1998
Woodfield	8440 Woodfield	Office	-	719	9,431	863	733	10,280	11,013	1,957	1987	1993
Woodfield	8425 Woodfield	Office	-	3,767	21,142	1,946	3,843	23,013	26,856	4,306	1989	1993
4316 West Minnesota	4316 West Minnesota	Industrial	-	287	2,272	291	287	2,563	2,850	268	1970	1996
Park 100	Norco Windows Parking Lot	Grounds	-	37	-	-	37	-	37	7	N/A	2999
Park 100	Ups Parking	Grounds	-	270	-	-	270	-	270	20	N/A	1997
Park 100	Norgate Ground Lease	Grounds	-	51	-	-	51	-	51	-	N/A	1995
Park 100	Zollman Ground Lease	Grounds	-	115	-	-	115	-	115	-	N/A	1994
Hamilton Crossing	Hamilton Crossing Bldg 3	Office	-	890	8,869	-	890	8,869	9,759	55	2000	2000
Parkwood Crossing	Six Parkwood	Office	-	1,960	14,543	-	1,960	14,543	16,503	264	2000	2000
Woodland Corporate Center	Woodland Corp Center III	Office	-	1,227	4,240	-	1,227	4,240	5,466	120	1999	1999
Woodland Corporate Center	Woodland Corp Ctr IV	Office	-	715	6,297	-	715	6,297	7,013	-	2000	2000

JACKSONVILLE, FLORIDA

Jacksonville International Tradeport	13350 International Park	Industrial	-	371	2,052	-	371	2,052	2,423	96	1998	1999
Jacksonville International Tradeport	13340 International Parkway	Industrial	-	289	3,250	-	289	3,250	3,539	138	1997	1999
Jacksonville International Tradeport	1420 Vantage Way	Industrial	-	698	4,078	-	698	4,078	4,776	173	1998	1999
Jacksonville International Tradeport	1460 Vantage Way	Industrial	-	573	5,361	-	573	5,361	5,934	219	1998	1999
Jacksonville International Tradeport	1350 Tradeport Drive	Industrial	-	538	3,597	-	538	3,597	4,135	151	1989	1999
Jacksonville International Tradeport	1371 Tradeport Drive	Industrial	-	544	2,455	395	544	2,850	3,394	119	1995	1999
Jacksonville International Tradeport	13291 Vantage Way	Industrial	-	499	4,598	-	499	4,598	5,097	187	1995	1999
South Pointe	7011 A.C. Skinner Pkwy	Office	-	1,007	4,171	-	1,007	4,171	5,178	235	1999	1999
Jacksonville Intl. Tradeport	Tradeport Dist Ctr VII	Industrial	-	418	3,199	-	418	3,199	3,617	19	2000	2000

KENNESAW, GEORGIA

Town Point	3330 West Town Point Drive	Industrial	-	551	2,273	208	551	2,481	3,032	113	1994	1999
Town Point	3350 West Town Point Drive	Industrial	-	434	2,324	18	434	2,342	2,776	86	1995	1999
Town Point	3240 Town Point Drive	Industrial	-	1,092	6,433	83	1,092	6,515	7,607	246	1997	1999
Town Point	3391 Town Point Pkwy	Office	-	797	8,379	-	797	8,380	9,177	391	1999	1999
Other Northwest I75 Properties	1950 Vaughn Street	Industrial	3,220	-	4,593	-	-	4,593	4,593	97	1999	1999
Town Point	3200 Town Point Drive(SC I)	Industrial	-	734	4,885	-	734	4,885	5,620	154	1999	1999

LAKE FOREST, ILLINOIS

Ballard Building	Ballard Drive Building	Industrial	-	186	1,738	84	186	1,823	2,009	135	1985	1998
Kraft Building	Laurel Drive Building	Industrial	-	98	913	59	98	971	1,069	72	1981	1998
13825 W. Laurel Drive	13825 W. Laurel Drive	Industrial	-	750	1,859	232	750	2,091	2,841	103	1985	1999
One Conway Park	One Conway Park	Office	-	1,901	18,311	740	1,901	19,050	20,951	1,350	1989	1998

LAKE MARY, FLORIDA

Northpoint	1025 Greenwood Blvd.	Office	-	1,087	11,550	-	1,087	11,550	12,637	633	1998	1999
Technology Park	100 Technology Parkway	Industrial	-	641	3,519	45	641	3,564	4,205	147	1986	1999
Technology Park	525 Technology Parkway	Industrial	-	835	4,306	213	835	4,518	5,353	171	1998	1999
Technology Park	255 Technology Parkway	Industrial	-	477	3,859	13	477	3,872	4,349	137	1998	1999
Technology Park	200 Technology Parkway	Industrial	-	669	2,885	-	669	2,884	3,554	88	1999	1999
Technology Park	250 Technology Parkway	Industrial	-	547	2,861	236	547	3,097	3,644	97	1999	1999
Northpoint	Northpoint Center II	Office	-	1,202	8,359	-	1,202	8,359	9,561	15	1999	1999

LEBANON, INDIANA

Lebanon Bus. Park	Pamida	Industrial	-	305	9,612	-	305	9,612	9,917	671	1997	1997
Lebanon Bus. Park	Prentice Hall	Industrial	-	740	12,000	440	740	12,440	13,180	1,504	1998	1998
Lebanon Bus. Park	Lebanon Building 9	Industrial	-	554	6,837	401	554	7,238	7,792	280	1999	1999

LOVELAND, OHIO

Sun TV & Appliances	Montgomery Crossing Phase I	Retail	-	260	943	79	260	1,021	1,281	152	1993	1994
Sports Unlimited	Montgomery Crossing Phase II	Retail	3,080	778	3,986	266	778	4,252	5,031	636	1994	1994

MARIETTA, GEORGIA

Franklin Forest	805 Franklin Court	Industrial	-	313	1,932	54	313	1,985	2,299	79	1983	1999
Franklin Forest	810 Franklin Court	Industrial	-	255	1,653	41	255	1,695	1,949	70	1983	1999
Franklin Forest	811 Livingston Court	Industrial	-	193	1,424	-	193	1,423	1,616	53	1983	1999
Franklin Forest	825 Franklin Court	Industrial	-	358	558	941	358	1,500	1,857	73	1983	1999
Franklin Forest	830 Franklin Court	Industrial	-	133	757	63	133	820	953	38	1983	1999
Franklin Forest	835 Franklin Court	Industrial	-	393	633	997	393	1,630	2,023	78	1983	1999
Franklin Forest	840 Franklin Court	Industrial	-	242	890	-	242	891	1,132	33	1983	1999
Franklin Forest	821 Livingston Court	Industrial	-	145	973	18	145	990	1,135	40	1983	1999
Franklin Forest	841 Livingston Court	Industrial	-	275	2,729	-	275	2,729	3,004	101	1983	1999
Northwest Business Center	1335 Capital Circle	Industrial	-	416	2,112	80	416	2,192	2,608	80	1985	1999
Northwest Business Center	1337-41-51 Capital Circle	Industrial	-	558	5,364	118	558	5,483	6,041	229	1985	1999
Northwest Business Center	2260 Northwest Parkway	Industrial	-	320	1,826	270	320	2,096	2,416	77	1982	1999
Northwest Business Center	2252 Northwest Parkway	Industrial	-	92	982	-	92	981	1,073	36	1982	1999
Northwest Business Center	2242 Northwest Parkway	Industrial	-	175	1,444	63	175	1,507	1,681	62	1982	1999
Northwest Business Center	2256 Northwest Parkway	Industrial	-	85	916	53	85	969	1,054	35	1982	1999
Northwest Business Center	2244 Northwest Parkway	Industrial	-	47	492	-	47	492	539	18	1982	1999
Northwest Business Center	2150 Northwest Parkway	Industrial	-	294	3,087	77	294	3,164	3,458	120	1982	1999
Northwest Business Center	2152 Northwest Parkway	Industrial	-	161	1,637	51	161	1,687	1,849	65	1982	1999
Northwest Business Center	2130 Northwest Parkway	Industrial	-	353	2,885	138	353	3,023	3,376	122	1982	1999
Northwest Business Center	2270 Northwest Parkway	Industrial	1,882	483	3,887	36	483	3,923	4,406	150	1988	1999
Northwest Business Center	2275 Northwest Parkway	Industrial	1,282	327	2,641	32	327	2,673	3,000	107	1988	1999

MARYLAND HEIGHTS, MISSOURI

Riverport Tower	Riverport Tower	Office	-	3,549	30,083	788	3,549	30,872	34,420	2,645	1991	1997
Riverport Distribution	Riverport Distribution	Industrial	-	242	2,223	86	242	2,309	2,551	188	1990	1997
Riverport Distribution	Scripts Building	Industrial	-	1,197	8,716	159	1,197	8,875	10,072	765	1992	1997
Riverport Distribution	Riverport Distribution B	Industrial	-	216	1,984	84	216	2,069	2,285	165	1989	1997
Riverport Distribution	Riverport 1	Industrial	-	900	4,362	-	900	4,362	5,261	547	1999	1999
West Port	Westport Center I	Industrial	-	1,707	6,196	517	1,707	6,713	8,421	1,037	1998	1998
West Port	Westport Center II	Industrial	-	915	2,854	240	915	3,095	4,010	473	1998	1998
West Port	Westport Center III	Industrial	-	1,207	2,963	360	1,207	3,323	4,530	267	1999	1999
Riverport	Riverport 2	Industrial	-	1,238	6,731	-	1,238	6,731	7,969	205	2000	2000

MASON, OHIO

Deerfield Crossing	Deerfield Crossing Bldg 1	Office	-	1,493	14,260	-	1,493	14,260	15,753	818	1999	1999
Governor's Pointe	Governor's Pointe 4770	Office	4,086	586	8,019	-	596	8,009	8,605	2,466	1986	1988
Governor's Pointe	Governor's Pointe 4700	Industrial	3,060	584	5,810	50	595	5,850	6,444	1,838	1987	1988
Governor's Pointe	Governor's Pointe 4900	Industrial	2,356	654	4,308	-	673	4,289	4,962	1,186	1987	1989
Governor's Pointe	Governor's Pointe 4705	Office	-	719	7,793	1,558	792	9,278	10,070	2,106	1988	1993
Governor's Pointe	Governor's Pointe 4800	Industrial	-	978	5,192	265	998	5,437	6,435	1,043	1989	1993
Governor's Pointe	Governor's Pointe 4605	Office	11,708	630	17,566	925	715	18,407	19,122	3,455	1990	1993
Bigg's Supercenter	Bigg's Supercenter	Retail	-	2,107	9,942	-	4,227	7,822	12,050	1,258	1996	1996
Lowes	Lowes	Retail	-	3,750	6,477	-	3,750	6,478	10,228	859	1999	1997
Anthem Prescription Mgmt	Governor's Pointe 8990	Office	-	594	6,096	414	594	6,510	7,104	1,036	1997	1997
Governor's Pointe	Governor's Pointe 4660	Office	-	385	4,782	350	529	4,987	5,516	825	1997	1997
Governor's Pointe	Governor's Pointe 4680	Office	-	1,115	8,550	802	1,115	9,352	10,467	1,233	1998	1998

MAYFIELD HEIGHTS, OHIO

Landerbrook Corporate Ctr.	Landerbrook Corp. Center I	Office	-	1,807	10,775	449	1,808	11,223	13,031	1,682	1997	1997
Landerbrook Corporate Ctr.	Landerbrook Corp. Center II	Office	-	1,382	10,063	992	1,382	11,055	12,437	847	1998	1998

MCDONOUGH, GEORGIA

Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,582	-	615	8,582	9,197	317	1997	1999

MENDOTA HEIGHTS, MINNESOTA

Enterprise Industrial Center	Enterprise Industrial Center	Industrial	2,428	864	5,016	631	864	5,647	6,511	545	1979	1997

MILFORD, OHIO

Park 50	Park 50 Bldg 17	Office	-	500	5,473	-	510	5,463	5,974	2,053	1985	1986
Park 50	Park 50 Bldg 20	Industrial	3,644	461	7,214	-	469	7,205	7,674	2,733	1987	1988
Park 50	Park 50 Bldg 25	Industrial	-	1,161	4,128	867	1,184	4,972	6,156	1,157	1989	1993

MINNEAPOLIS, MINNESOTA

Broadway Business Center	Broadway Business Ctr III	Industrial	-	140	813	51	144	859	1,003	58	1983	1998
Broadway Business Center	Broadway Business Ctr IV	Industrial	-	194	1,142	189	200	1,325	1,525	101	1983	1998
Broadway Business Center	Broadway Business Ctr V	Industrial	-	160	933	39	166	966	1,131	60	1983	1998
Broadway Business Center	Broadway Business Ctr VI	Industrial	-	433	2,504	239	447	2,729	3,177	201	1983	1998
Broadway Business Center	Broadway Business Ctr VII	Industrial	-	233	1,355	163	241	1,511	1,751	173	1983	1998
Encore Park	Encore Park	Industrial	-	947	5,649	275	974	5,898	6,872	524	1977	1997
10801 Red Circle Dr.	10801 Red Circle Dr.	Office	-	527	3,448	741	527	4,188	4,716	568	1977	1997
Chilies Ground Lease	Chilies Ground Lease	Grounds	-	921	-	69	990	-	990	1	N/A	1998
Knox Land Lease	Knox Land Lease	Grounds	-	1,067	-	-	1,067	-	1,067	-	N/A	1997
Olive Garden Ground Lease	Olive Garden Ground Lease	Grounds	-	921	-	-	921	-	921	-	N/A	1998
Unversity Land Lease	Unversity Land Lease	Grounds	-	296	-	-	296	-	296	-	N/A	1997

MONROE, OHIO

Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,403	119	660	5,523	6,183	289	1992	1999

MORRISVILLE, NORTH CAROLINA

Enterprise Center	507 Airport Blvd.	Industrial	5,712	1,327	8,442	335	1,327	8,777	10,104	327	1993	1999
Enterprise Center	5151 McCrimmon Parkway	Industrial	-	1,318	8,219	373	1,318	8,592	9,910	315	1995	1999
Enterprise Center	2600 Perimeter Park Drive	Industrial	-	975	5,392	127	975	5,519	6,494	206	1997	1999
Enterprise Center	5150 McCrimmon Parkway	Industrial	-	1,739	12,249	103	1,739	12,352	14,091	441	1998	1999
Enterprise Center	2400 Perimeter Park Drive	Office	-	760	6,305	191	760	6,495	7,255	264	1999	1999
Metrocenter	3000 Perimeter Park Drive	Industrial	2,041	482	3,156	224	482	3,381	3,863	127	1989	1999
Metrocenter	2900 Perimeter Park Drive	Industrial	1,361	235	2,340	-	235	2,341	2,575	97	1990	1999
Metrocenter	2800 Perimeter Park Drive	Industrial	3,061	777	4,927	88	777	5,015	5,791	186	1992	1999
Perimeter Park	100 Perimeter Park Drive	Industrial	-	477	3,239	44	477	3,283	3,760	120	1987	1999
Perimeter Park	200 Perimeter Park Drive	Industrial	-	567	3,149	30	567	3,179	3,746	118	1987	1999
Perimeter Park	300 Perimeter Park Drive	Industrial	-	567	3,148	40	567	3,188	3,755	116	1986	1999
Perimeter Park	400 Perimeter Park Drive	Industrial	4,067	486	4,455	40	486	4,496	4,982	163	1983	1999
Perimeter Park	500 Perimeter Park Drive	Industrial	-	522	4,421	65	522	4,487	5,009	168	1985	1999
Perimeter Park	800 Perimeter Park Drive	Industrial	1,281	405	3,309	52	405	3,361	3,766	126	1984	1999
Perimeter Park	900 Perimeter Park Drive	Industrial	-	629	1,908	651	629	2,559	3,188	98	1982	1999
Perimeter Park	1000 Perimeter Park Drive	Industrial	-	405	3,259	115	405	3,374	3,779	121	1982	1999
Perimeter Park West	1100 Perimeter Park Drive	Industrial	-	777	6,037	86	777	6,123	6,900	248	1990	1999
Perimeter Park West	1400 Perimeter Park Drive	Office	-	666	4,603	-	666	4,603	5,269	165	1991	1999
Perimeter Park West	1500 Perimeter Park Drive	Office	-	1,148	10,397	226	1,148	10,623	11,771	447	1996	1999
Perimeter Park West	1600 Perimeter Park Drive	Office	6,598	1,463	10,134	75	1,463	10,209	11,672	373	1994	1999
Perimeter Park West	1800 Perimeter Park Drive	Office	3,764	907	5,751	-	907	5,751	6,658	207	1994	1999
Perimeter Park West	2000 Perimeter Park Drive	Office	-	788	8,210	-	788	8,210	8,997	304	1997	1999
Perimeter Park West	1700 Perimeter Center West	Office	-	1,230	10,780	-	1,230	10,780	12,010	413	1997	1999
Perimeter Park West	3900 N. Paramount Parkway	Office	-	540	13,296	49	540	13,345	13,885	499	1998	1999
Perimeter Park West	3900 S. Paramount Parkway	Office	-	1,575	12,398	467	1,575	12,865	14,440	529	2000	1999
Perimeter Park West	5200 Paramount Parkway	Office	-	1,748	17,667	93	1,748	17,761	19,508	718	1999	1999
Research Triangle Industrial Center	409 Airport Blvd Bldg A	Industrial	953	296	1,318	-	296	1,317	1,613	55	1983	1999
Research Triangle Industrial Center	409 Airport Blvd Bldg B	Industrial	558	175	769	-	175	769	944	31	1986	1999
Research Triangle Industrial Center	409 Airport Blvd Bldg C	Industrial	1,899	185	2,849	180	185	3,029	3,214	124	1982	1999
Woodlake Center	100 Innovation Avenue	Industrial	2,030	633	4,003	261	633	4,263	4,896	170	1994	1999
Woodlake Center	101 Innovation Avenue	Industrial	-	615	4,095	98	615	4,193	4,808	154	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,545	-	357	4,546	4,902	277	1999	1999
Woodlake Center	501 Innovation Avenue	Industrial	-	640	7,029	7	640	7,036	7,676	410	1999	1999
Perimeter Park West	3500 Paramount Pkwy	Office	-	722	12,886	-	722	12,886	13,609	307	1999	1999

NASHVILLE, TENNESSEE

Airpark Business Center	1420 Donelson Pike	Industrial	590	1,331	5,401	193	1,357	5,568	6,925	205	1985	1999
Airpark Business Center	1410 Donelson Pike	Industrial	718	1,411	6,898	120	1,411	7,018	8,429	274	1986	1999
Airpark Business Center	1400 Donelson Pike	Industrial	552	1,276	5,042	164	1,276	5,206	6,482	209	1996	1999
Airpark Business Center	400 Airpark Center	Industrial	2,027	419	2,182	-	419	2,182	2,601	80	1989	1999
Airpark Business Center	500 Airpark Center Drive	Industrial	3,276	923	2,456	824	923	3,281	4,203	148	1988	1999
Airpark Business Center	600 Airport Center Drive	Industrial	3,164	729	3,331	-	729	3,331	4,060	123	1990	1999
Airpark Business Center	700 Airpark Center Drive	Industrial	3,045	801	2,840	266	801	3,106	3,907	117	1992	1999
Airpark Business Center	800 Airpark Center Drive	Industrial	2,620	924	4,010	206	924	4,216	5,139	173	1995	1999
Airpark Business Center	900 Airpark Center Drive	Industrial	2,147	798	3,414	-	798	3,415	4,212	126	1995	1999
Airpark Business Center	1000 Airpark Center Drive	Industrial	-	1,300	9,624	-	1,300	9,624	10,925	358	1997	1999
Airpark Business Center	5270 Harding Place	Industrial	1,236	535	2,494	-	535	2,494	3,029	92	1996	1999
Airpark Business Center	1415 Donelson Pike	Industrial	4,125	1,308	8,799	-	1,308	8,799	10,107	314	1996	1999
Airpark Business Center	1413 Donelson Pike	Industrial	1,343	549	2,743	-	549	2,743	3,291	101	1996	1999
Airpark Business Center	5233 Harding Place	Industrial	-	628	3,108	-	628	3,108	3,736	159	1998	1999
Owned By CBL	431 Great Circle Road	Industrial	-	1,461	6,938	-	1,461	6,938	8,399	410	1999	1999
Four-Four Business Center	700 Melrose Avenue	Industrial	3,774	938	6,464	-	938	6,464	7,403	237	1997	1999
Four-Four Business Center	684 Melrose Avenue	Industrial	-	1,812	7,583	199	1,812	7,783	9,595	328	1998	1999
Four-Four Business Center	458 Melrose Avenue	Industrial	-	1,522	5,750	-	1,522	5,750	7,271	212	1997	1999
Four-Four Business Center	784 Melrose Avenue	Industrial	-	471	3,321	257	471	3,578	4,049	149	1999	1999
Greenbriar Business Park	Greenbriar Business Park	Industrial	-	1,445	5,085	512	1,445	5,597	7,042	937	1986	1994
Haywood Oaks	Haywood Oaks Bldg 2	Industrial	-	395	1,928	97	395	2,026	2,420	385	1988	1993
Haywood Oaks	Haywood Oaks Bldg 3	Industrial	-	346	1,741	92	346	1,833	2,180	314	1988	1993
Haywood Oaks	Haywood Oaks Bldg 4	Industrial	-	435	2,083	266	435	2,350	2,785	465	1988	1993
Haywood Oaks	Haywood Oaks Bldg 5	Industrial	-	629	3,041	220	629	3,261	3,890	658	1988	1993
Haywood Oaks	Haywood Oaks Bldg 6	Industrial	-	924	6,323	441	946	6,742	7,688	1,190	1989	1993
Haywood Oaks	Haywood Oaks Bldg 7	Industrial	-	456	1,844	190	456	2,033	2,490	306	1995	1995
Haywood Oaks	Haywood Oaks Bldg 8	Industrial	-	617	3,481	727	751	4,075	4,825	925	1997	1997
Lakeview Place	Three Lakeview	Office	-	2,126	13,853	-	2,126	13,853	15,979	458	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	11,807	493	2,063	12,283	14,346	704	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,838	293	2,046	12,132	14,177	661	1988	1998
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial	-	1,180	4,776	-	1,190	4,766	5,956	351	1999	1999
Metrocenter	545 Mainstream Drive	Office	2,799	847	6,310	89	847	6,399	7,246	254	1983	1999
Metrocenter	566 Mainstream Drive	Industrial	-	454	3,927	192	454	4,120	4,574	164	1982	1999
Metrocenter	621 Mainstream Drive	Industrial	-	428	2,860	-	428	2,861	3,288	106	1984	1999
Metro Center	Metrocenter Flex Bldg I	Industrial	-	497	2,551	-	497	2,551	3,048	24	2000	2000
Nashville Business Center	3300 Briley Park Blvd.	Industrial	-	936	7,138	-	936	7,137	8,073	491	1997	1999
Royal Parkway Center	2515 Perimeter Park	Industrial	-	731	4,753	192	734	4,942	5,676	183	1990	1999
Royal Parkway Center	500 Royal Parkway	Industrial	-	599	4,636	-	603	4,632	5,235	171	1990	1999
Haywood Lane	Haywood Oaks East	Industrial	-	969	5,417	-	969	5,417	6,386	124	2000	2000

NEW ALBANY, OHIO

New Albany	Novus Services, Inc.	Office	-	4,531	45,312	-	4,531	45,312	49,843	598	1998	1998

NEW HOPE, MINNESOTA

Bass Lake Business Bldg	Bass Lake Business Bldg	Industrial	985	298	1,715	51	298	1,765	2,063	151	1981	1997

NORCROSS, GEORGIA

3045 Business Park Dr.	3045 Business Pk Drive	Industrial	-	446	2,046	-	446	2,046	2,492	75	1998	1999
Gwinnett Park	1750 Beaver Ruin	Industrial	-	640	6,793	-	640	6,793	7,433	251	1997	1999
Gwinnett Park	4258 Communications Drive	Industrial	-	29	2,388	-	29	2,388	2,417	91	1981	1999
Gwinnett Park	4261 Communications Drive	Industrial	-	254	1,916	99	254	2,015	2,269	71	1981	1999
Gwinnett Park	4291 Communications Drive	Industrial	-	4	1,467	-	16	1,455	1,470	55	1981	1999
Gwinnett Park	1826 Doan Way	Industrial	-	51	3,065	80	51	3,145	3,196	125	1984	1999
Gwinnett Park	1857 Doan Way	Industrial	-	23	397	45	56	408	464	18	1970	1999
Gwinnett Park	1650 International Blvd.	Industrial	-	69	2,211	29	69	2,240	2,309	83	1984	1999
Gwinnett Park	4245 International Blvd.	Industrial	-	192	10,848	-	192	10,849	11,041	402	1995	1999
Gwinnett Park	4250 International Blvd.	Industrial	-	193	3,042	24	216	3,044	3,260	115	1986	1999
Gwinnett Park	4295 International Blvd.	Industrial	-	58	2,330	29	58	2,359	2,418	92	1984	1999
Gwinnett Park	4320 International Blvd.	Industrial	-	44	2,058	23	44	2,081	2,125	76	1984	1999
Gwinnett Park	4350 International Blvd.	Industrial	-	78	3,061	81	78	3,143	3,221	116	1982	1999
Gwinnett Park	4355 International Blvd.	Industrial	-	233	2,969	120	233	3,090	3,323	118	1983	1999
Gwinnett Park	4405A International Blvd.	Industrial	-	97	2,680	41	97	2,721	2,818	105	1984	1999
Gwinnett Park	4405B International Blvd.	Industrial	-	118	3,900	136	118	4,037	4,155	169	1984	1999
Gwinnett Park	4405C International Blvd.	Industrial	-	21	800	23	21	824	844	29	1984	1999
Gwinnett Park	1828 Meca Way	Industrial	-	16	2,621	109	16	2,730	2,746	130	1975	1999
Gwinnett Park	1858 Meca Way	Industrial	-	20	1,828	171	27	1,991	2,019	75	1975	1999
Gwinnett Park	4316 Park Drive	Industrial	-	262	1,420	102	262	1,522	1,784	57	1980	1999
Gwinnett Park	4317 Park Drive	Industrial	-	678	1,852	-	678	1,852	2,530	68	1985	1999
Gwinnett Park	4357 Park Drive	Industrial	-	12	2,251	192	12	2,444	2,456	103	1979	1999
Gwinnett Park	4366 Park Drive	Office	-	6	205	299	22	488	510	23	1981	1999
Gwinnett Park	4386 Park Drive	Industrial	-	17	986	313	17	1,299	1,316	67	1973	1999
Gwinnett Park	4436 Park Drive	Industrial	-	18	2,279	-	18	2,279	2,297	84	1968	1999
Gwinnett Park	4437 Park Drive	Industrial	-	21	2,644	38	21	2,683	2,704	100	1978	1999
Gwinnett Park	4467 Park Drive	Industrial	-	6	1,630	80	6	1,710	1,716	63	1978	1999
Gwinnett Park	4476 Park Drive	Industrial	-	14	1,669	93	14	1,762	1,776	65	1977	1999
Gwinnett Park	4487 Park Drive	Industrial	-	6	3,407	211	6	3,619	3,625	142	1978	1999
Gwinnett Park	1835 Shackelfort Court	Office	-	29	6,309	111	29	6,421	6,449	266	1990	1999
Gwinnett Park	1854 Shackleford Road	Office	-	52	10,387	479	52	10,866	10,918	411	1995	1999
Gwinnett Park	4274 Shackleford Road	Industrial	-	27	3,626	62	27	3,688	3,715	136	1974	1999
Gwinnett Park	4275 Shackleford Court	Office	519	8	2,125	157	12	2,278	2,290	85	1985	1999
Gwinnett Park	4344 Shackleford Road	Industrial	-	286	2,221	165	286	2,386	2,672	94	1975	1999
Gwinnett Park	4355 Shackleford Road	Industrial	-	7	6,856	-	7	6,856	6,863	254	1972	1999
Gwinnett Park	4364 Shackleford Road	Industrial	-	9	983	-	9	982	991	36	1973	1999
Gwinnett Park	4366 Shackleford Road	Industrial	-	20	2,567	305	26	2,865	2,892	111	1981	1999
Gwinnett Park	4388 Shackleford Road	Industrial	-	33	4,002	183	43	4,176	4,219	153	1981	1999
Gwinnett Park	4400 Shackleford Road	Industrial	-	14	1,568	-	18	1,563	1,582	59	1981	1999
Gwinnett Park	4444 Shackleford Road	Industrial	-	31	2,632	324	31	2,955	2,986	142	1979	1999
Gwinnett Pavillion	1480 Beaver Ruin Road	Retail	-	248	654	436	248	1,090	1,338	40	1989	1999
Gwinnett Pavillion	1505 Pavilion Place	Industrial	-	448	3,996	-	448	3,996	4,444	248	1988	1999
Gwinnett Pavillion	3883 Steve Reynolds Blvd.	Industrial	-	612	4,928	-	612	4,928	5,540	182	1990	1999
Gwinnett Pavillion	3890 Steve Reynolds Blvd.	Industrial	-	519	3,029	-	519	3,028	3,548	113	1991	1999
Gwinnett Pavillion	3905 Steve Reynolds Blvd.	Industrial	-	697	2,076	64	697	2,141	2,838	82	1995	1999
Gwinnett Pavillion	3950 Steve Reynolds Blvd.	Industrial	-	684	2,825	-	684	2,825	3,509	108	1992	1999
Gwinnett Pavillion	4020 Steve Reynolds Blvd.	Industrial	-	417	2,153	-	417	2,153	2,570	80	1997	1999
Gwinnett Pavillion	4025 Steve Reynolds Blvd.	Industrial	-	461	3,190	-	461	3,190	3,651	118	1994	1999
Northwoods	2915 Courtyards Drive	Industrial	-	268	1,961	43	268	2,005	2,272	84	1986	1999
Northwoods	2925 Courtyards Drive	Industrial	-	333	3,235	-	333	3,235	3,568	119	1986	1999
Northwoods	2975 Courtyards Drive	Industrial	-	144	1,264	23	144	1,288	1,431	51	1986	1999
Northwoods	2995 Courtyards Drive	Industrial	-	109	892	-	109	892	1,001	33	1986	1999
Northwoods	2725 Northwoods Parkway	Industrial	-	440	2,568	380	440	2,948	3,388	103	1984	1999
Northwoods	2755 Northwoods Parkway	Industrial	-	249	2,880	-	249	2,879	3,128	106	1986	1999
Northwoods	2775 Northwoods Parkway	Industrial	-	322	2,425	-	322	2,425	2,747	89	1986	1999
Northwoods	2850 Colonnades Court	Industrial	-	562	5,280	-	562	5,280	5,842	195	1988	1999
Northwoods	3040 Northwoods Parkway	Industrial	-	298	1,801	144	298	1,945	2,242	69	1984	1999
Northwoods	3044 Northwoods Circle	Industrial	-	167	718	34	167	752	919	28	1984	1999
Northwoods	3055 Northwoods Parkway	Industrial	-	213	1,556	-	213	1,557	1,770	58	1985	1999
Northwoods	3075 Northwoods Parkway	Industrial	-	374	2,865	169	374	3,034	3,407	115	1985	1999
Northwoods	3100 Northwoods Parkway	Industrial	-	393	2,543	-	393	2,544	2,937	94	1985	1999
Northwoods	3155 Northwoods Parkway	Industrial	-	331	2,504	-	331	2,504	2,835	92	1985	1999
Northwoods	3175 Northwoods Parkway	Industrial	-	250	2,071	-	250	2,071	2,321	77	1985	1999
Other Northeast I85 Properties	6525-27 Jimmy Carter Blvd.	Industrial	-	509	4,233	167	509	4,400	4,909	167	1983	1999
Other Northeast I85 Properties	5755 Peachtree Industrial Blvd.	Office	-	800	3,652	224	800	3,876	4,676	143	1997	1999
Other Northeast I85 Properties	5765 Peachtree Industrial Blvd.	Industrial	-	521	4,674	-	521	4,674	5,195	173	1997	1999
Other Northeast I85 Properties	5775 Peachtree Industrial Blvd.	Industrial	-	521	4,695	29	521	4,723	5,245	176	1997	1999
Peachtree Corners Business Center	5401 Buford Highway	Industrial	-	294	1,236	407	294	1,643	1,937	61	1987	1999
Peachtree Corners Business Center	5403 Buford Highway	Industrial	-	420	2,790	214	420	3,004	3,424	121	1987	1999
Peachtree Corners Business Center	5405 Buford Highway	Industrial	-	217	1,736	75	217	1,811	2,028	68	1989	1999
Peachtree Corners Business Center	5409 Buford Highway	Industrial	-	364	3,392	61	364	3,453	3,817	125	1989	1999
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial	-	500	3,662	-	500	3,661	4,161	136	1998	1999
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial	-	500	2,943	155	500	3,098	3,598	111	1998	1999
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial	-	525	2,363	213	525	2,576	3,101	111	1998	1999

NORTH OLMSTEAD, OHIO

Corporate Center	Corporate Center I	Office	-	1,048	7,088	447	1,040	7,543	8,583	927	1985	1996
Corporate Center	Corporate Center II	Office	-	1,048	7,169	1,084	1,048	8,253	9,301	1,222	1987	1996
Corporate Center	Corporate Center III	Office	-	604	5,642	750	604	6,393	6,996	516	1999	1999

OLIVETTE, MISSOURI

1920 Beltway	1920 Beltway	Industrial	-	605	1,507	57	614	1,555	2,169	170	1986	1996
I-170 Center	I-170 Center	Industrial	-	950	4,151	456	1,018	4,539	5,558	599	1986	1996
Warson Commerce Center	Warson Commerce Center	Industrial	-	749	5,372	200	749	5,572	6,321	402	1997	1998

ORLANDO, FLORIDA

Airport Commerce Center	8500 Parkline Blvd	Industrial	2,498	691	4,419	294	691	4,713	5,404	188	1986	1999
Airport Commerce Center	8501 Parkline Blvd.	Industrial	811	169	1,497	88	169	1,584	1,754	53	1991	1999
Airport Commerce Center	8549 Parkline Blvd.	Industrial	774	149	1,344	181	149	1,524	1,674	57	1992	1999
Airport Commerce Center	8351 Parkline Blvd.	Industrial	1,151	212	2,251	27	212	2,278	2,490	84	1994	1999
Airport Commerce Center	8249 Parkline Blvd	Industrial	-	214	1,911	-	214	1,912	2,126	67	1996	1999
Airport Commerce Center	1630 Prime Court	Industrial	-	323	2,020	426	323	2,446	2,769	86	1996	1999
Airport Commerce Center	1629 Prime Court	Industrial	-	281	2,434	68	281	2,502	2,784	93	1997	1999
Business Centre at Lee Vista	7101 TPC Drive	Industrial	-	819	4,545	448	819	4,993	5,812	427	1998	1999
Parksouth Distribution Center	2500 Principal Row	Industrial	-	565	4,893	-	565	4,893	5,458	181	1996	1999
Parksouth Distribution Center	2490 Principal Row	Industrial	-	493	4,665	-	493	4,665	5,158	172	1997	1999
Parksouth Distribution Center	2491 Principal Row	Industrial	-	593	4,401	-	593	4,401	4,994	163	1998	1999
Parksouth Distribution Center	9600 Parksouth Court	Industrial	-	649	5,022	-	649	5,022	5,671	186	1997	1999
Parksouth Distribution Center	9550 Parksouth Ct.	Industrial	-	1,030	5,525	402	1,030	5,927	6,957	271	1999	1999
Business Centre At Lee Vista	7022 TPC Drive (Lee Vista II)	Industrial	-	740	2,958	-	740	2,958	3,698	58	1999	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg H	Industrial	-	725	3,002	-	725	3,002	3,727	19	2000	2000

PEPPER PIKE, OHIO

Corporate Circle	Corporate Circle	Office	-	1,696	11,368	1,319	1,698	12,685	14,383	1,344	1983	1996

PLAINFIELD, INDIANA

Plainfield Business Park	Plainfield Building 1	Industrial	-	1,104	10,756	-	1,104	10,756	11,860	213	2000	2000
Plainfield	Plainfield Building 2	Industrial	-	1,387	9,003	-	1,387	9,003	10,391	118	2000	2000

PLANO, TEXAS

Legacy Business Park	Metasolv Building Phase I	Office	-	1,527	5,831	412	1,527	6,243	7,770	243	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office	-	1,181	9,882	-	1,181	9,882	11,063	358	1999	1999

PLYMOUTH, MINNESOTA

Medicine Lake Industrial Ctr	Medicine Lake Indus. Center	Industrial	4,147	1,158	6,645	131	1,145	6,789	7,934	550	1970	1997
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial	-	428	2,430	279	431	2,706	3,137	176	1986	1998
Plymouth Service Center	Plymouth Service Center	Industrial	-	345	1,971	664	351	2,629	2,980	137	1978	1999
Westpoint Buildings	Westpoint Business Ctr	Office	-	98	569	219	114	772	886	55	1978	1999
Westpoint Buildings	Westpoint Bldg B&C	Industrial	-	370	2,115	286	370	2,401	2,771	95	1978	1999
Minneapolis	Westpoint Bldg D&E	Industrial	-	362	2,071	529	362	2,600	2,962	130	1978	1999

RALEIGH, NORTH CAROLINA

Interchange Plaza	5520 Capital Center Drive	Office	2,863	842	3,796	546	842	4,343	5,184	185	1993	1999
Interchange Plaza	801 Jones Franklin Road	Office	5,467	1,351	7,778	33	1,351	7,811	9,162	296	1995	1999
Spring Forest Business Center	3200 Spring Forest Road	Industrial	-	561	5,240	110	561	5,351	5,912	202	1986	1999
Spring Forest Business Center	3100 Spring Forest Road	Industrial	-	616	4,220	64	616	4,284	4,900	166	1992	1999
Millbrook/Brook Forest	Brook Forest I	Office	-	935	4,716	-	935	4,716	5,651	66	2000	2000

ROSWELL, GEORGIA

Hembree Crest	11545 Wills Road	Industrial	-	1,225	6,461	-	1,225	6,462	7,687	239	1998	1999
Hembree Park	105 Hembree Park Drive	Industrial	-	288	1,791	221	288	2,012	2,300	74	1988	1999
Hembree Park	150 Hembree Park Drive	Industrial	-	824	3,751	57	824	3,808	4,632	160	1985	1999
Hembree Park	200 Hembree Park Drive	Industrial	-	160	2,059	71	160	2,130	2,290	79	1985	1999
Hembree Park	645 Hembree Parkway	Industrial	-	248	2,620	116	248	2,736	2,984	104	1986	1999
Hembree Park	655 Hembree Parkway	Industrial	-	248	2,755	-	248	2,755	3,003	103	1986	1999
Hembree Park	250 Hembree Park Drive	Industrial	-	686	5,288	-	686	5,288	5,974	195	1996	1999
Hembree Park	660 Hembree Park Drive	Industrial	-	785	5,070	-	785	5,071	5,855	190	1998	1999
Mansell Commons	993 Mansell Road	Industrial	-	136	1,285	-	136	1,285	1,421	47	1987	1999
Mansell Commons	995 Mansell Road	Industrial	-	80	915	39	80	954	1,034	48	1987	1999
Mansell Commons	997 Mansell Road	Industrial	-	72	664	58	72	722	794	33	1987	1999
Mansell Commons	999 Mansell Road	Industrial	-	104	960	-	104	960	1,064	37	1987	1999
Mansell Commons	1003 Mansell Road	Industrial	-	136	1,362	-	136	1,361	1,497	50	1987	1999
Mansell Commons	1005 Mansell Road	Industrial	-	72	946	-	72	947	1,019	37	1987	1999
Mansell Commons	1007 Mansell Road	Industrial	-	168	2,129	155	168	2,284	2,452	119	1987	1999
Mansell Commons	1009 Mansell Road	Industrial	-	264	2,539	35	264	2,574	2,838	95	1986	1999
Mansell Commons	1011 Mansell Road	Industrial	-	256	2,655	-	256	2,655	2,911	98	1984	1999
Northmeadow	1100 Northmeadow Parkway	Industrial	-	552	3,955	238	552	4,193	4,745	187	1989	1999
Northmeadow	1150 Northmeadow Parkway	Industrial	-	464	3,230	-	464	3,230	3,694	119	1988	1999
Northmeadow	1125 Northmeadow Parkway	Industrial	-	320	3,638	308	320	3,946	4,266	185	1987	1999
Northmeadow	1175 Northmeadow Parkway	Industrial	-	328	3,409	331	328	3,741	4,069	164	1987	1999
Northmeadow	1250 Northmeadow Parkway	Industrial	-	312	4,359	247	312	4,605	4,917	196	1989	1999
Northmeadow	1225 Northmeadow Parkway	Industrial	-	336	3,518	64	336	3,582	3,918	136	1989	1999
Northmeadow	1325 Northmeadow Parkway	Industrial	-	472	6,432	303	472	6,735	7,207	280	1990	1999
Northmeadow	1335 Northmeadow Parkway	Industrial	-	946	8,174	-	946	8,174	9,120	302	1996	1999
Northmeadow	11390 Old Roswell Road	Industrial	-	530	3,643	-	530	3,642	4,173	135	1997	1999
Northmeadow	1400 Hembree Road	Industrial	-	545	3,374	-	545	3,373	3,918	125	1998	1999
Northmeadow	245 Hembree Park Drive	Industrial	-	616	6,375	545	616	6,920	7,536	245	1999	1999
Northmeadow	1357 Hembree Road	Office	-	471	4,534	373	471	4,907	5,378	453	1999	1999
Northmeadow	Northmeadow BD IV	Industrial	-	694	5,727	-	694	5,727	6,421	182	1999	1999
Northmeadow	Northmeadow Service Ctr V	Industrial	-	705	3,351	-	705	3,351	4,056	124	1999	1999
Other North Central Properties	10745 Westside Parkway	Office	-	925	7,177	-	925	7,178	8,103	264	1995	1999
Northbrook	Northbrook Business Dist II	Industrial	-	260	2,060	-	260	2,060	2,320	17	2000	2000
Northmeadow	Northmeadow BD VI	Industrial	-	423	2,206	-	423	2,206	2,630	19	1999	1999

SEVEN HILLS, OHIO

Rock Run	Rock Run - North	Office	3,196	837	5,609	286	837	5,895	6,732	800	1984	1996
Rock Run	Rock Run - Center	Office	4,261	1,046	6,967	962	1,046	7,929	8,975	1,136	1985	1996
Rock Run	Rock Run - South	Office	3,307	877	5,888	200	877	6,088	6,965	762	1986	1996

SHARONVILLE, OHIO

Enterprise Park	Enterprise Bldg 1	Industrial	4,520	1,030	5,997	354	1,051	6,330	7,381	1,199	1990	1993
Enterprise Park	Enterprise Bldg 2	Industrial	3,217	733	3,864	657	747	4,507	5,254	998	1990	1993
Enterprise Park	Enterprise Bldg A	Industrial	313	119	728	73	119	802	921	111	1987	1995
Enterprise Park	Enterprise Bldg B	Industrial	483	119	1,227	74	119	1,300	1,419	194	1988	1995
Enterprise Park	Enterprise Bldg D	Industrial	930	243	1,967	525	243	2,492	2,735	647	1989	1995
Mosteller Dist. Center	Mosteller Distribution Center	Industrial	-	1,327	6,280	1,044	1,327	7,324	8,651	1,721	1996	1996
Mosteller Dist. Center	Mosteller Distribution Center II	Industrial	-	828	4,726	1,035	828	5,761	6,590	780	1997	1997
Perimeter Park	Perimeter Park Bldg A	Industrial	-	229	1,343	103	229	1,446	1,675	148	1991	1996
Perimeter Park	Perimeter Park Bldg B	Industrial	-	244	1,063	113	244	1,176	1,420	146	1991	1996

SOLON, OHIO

Fountain Parkway	Pioneer-Standard Electronics	Industrial	-	1,138	8,661	17	1,138	8,679	9,816	470	1998	1999
Fountain Parkway	Fountain Parkway Bldg 1	Industrial	-	527	2,889	34	527	2,923	3,450	221	1998	1998
6450 Davis-Ameritech	6450 Davis-Ameritech	Industrial	-	697	2,065	79	697	2,144	2,841	-	1999	1999
Solon	30600 Carter	Industrial	-	819	3,388	291	821	3,677	4,498	304	1971	1997
Solon	6230 Cochran	Industrial	-	600	2,482	556	602	3,037	3,638	320	1977	1997
Solon	31900 Solon - Front	Industrial	-	473	1,945	108	474	2,052	2,526	157	1974	1997
Solon	5821 Harper	Industrial	-	554	2,285	259	555	2,543	3,098	246	1970	1997
Solon	6161 Cochran	Industrial	-	395	1,624	185	396	1,808	2,204	159	1978	1997
Solon	5901 Harper	Industrial	-	349	1,441	157	350	1,597	1,947	133	1970	1997
Solon	29125 Solon	Industrial	-	504	2,072	63	505	2,134	2,640	166	1980	1997
Solon	6661 Cochran	Industrial	-	244	1,012	100	245	1,111	1,356	102	1979	1997
Solon	6521 Davis	Industrial	-	128	529	42	128	571	699	45	1979	1997
Solon	30301 Carter Street	Industrial	-	650	5,205	147	650	5,352	6,002	436	1972	1999

ST. CHARLES, MISSOURI

Alfa-Laval	Alfa-Laval	Industrial	-	1,158	5,239	308	1,158	5,546	6,704	566	1996	1996

ST. LOUIS PARK, MINNESOTA

Cedar Lake Business Ctr	Cedar Lake Business Center	Industrial	-	332	1,920	87	332	2,007	2,339	172	1976	1997
5219 Buildings	5219 Building	Office	-	99	574	31	102	603	705	38	1965	1998
Minneapolis-West	Novartis Warehouse	Industrial	-	2,005	10,914	432	2,005	11,346	13,351	767	1960	1998
Minneapolis-West	North Plaza	Office	-	374	1,662	152	374	1,815	2,189	144	1966	1998
7320 Oxford Street	Oxford Industrial Bldg	Industrial	-	102	591	15	102	606	708	49	1971	1997
Minneapolis-West	South Plaza	Office	-	397	2,306	-	397	2,306	2,703	149	1966	1998
Minneapolis-West	Travelers Express Towers	Office	16,000	3,039	35,964	192	3,091	36,104	39,195	1,439	1987	1999
Minneapolis-West	1600 Tower	Office	-	2,321	29,561	-	2,321	29,561	31,882	351	2000	2000

ST. LOUIS, MISSOURI

Craig Park Center	Craig Park Center	Industrial	-	254	2,291	185	254	2,475	2,729	144	1984	1998
NGIC/Pointe 70	3300 Pointe 70	Office	4,324	1,186	7,526	477	1,186	8,003	9,189	838	1989	1997
Laumeier Office Park	Laumeier I	Office	-	1,384	9,992	450	1,384	10,442	11,826	1,791	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,971	543	1,421	10,513	11,934	1,672	1988	1995
Maryville Center	500-510 Maryville Center	Office	14,675	3,402	24,719	296	3,402	25,014	28,416	2,077	1984	1997
Maryville Center	530 Maryville Center	Office	7,786	2,219	15,683	622	2,219	16,305	18,524	1,340	1990	1997
Maryville Center	550 Maryville Center	Office	10,114	1,996	12,501	-	1,996	12,501	14,497	1,011	1988	1997
Maryville Center	635-645 Maryville Center	Office	11,948	3,048	18,371	-	3,048	18,371	21,419	1,682	1987	1997
Maryville Center	655 Maryville Center	Office	8,550	1,860	13,213	-	1,860	13,213	15,073	1,061	1994	1997
Maryville Center	540 Maryville Center	Office	-	2,219	14,885	-	2,219	14,885	17,104	1,350	1990	1997
Maryville Center	520 Maryville Center	Office	-	2,404	15,923	-	2,404	15,923	18,328	1,229	1998	1999
Riverport	Express Scripts HQ	Office	-	2,285	12,358	-	2,285	12,357	14,642	1,152	1999	1999
St. Louis Business Center	St. Louis Business Center A	Industrial	-	194	1,749	185	194	1,934	2,127	107	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial	-	250	2,255	792	250	3,047	3,297	197	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial	-	166	1,498	449	166	1,946	2,112	222	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial	-	168	1,518	288	168	1,805	1,973	123	1987	1998
Westmark	Westmark	Office	-	1,497	10,777	1,666	1,497	12,444	13,941	1,562	1987	1995
Westview Place	Westview Place	Office	-	669	9,276	1,068	669	10,344	11,013	1,610	1988	1995
Maryville Center	700 Maryville Centre	Office	-	4,549	27,737	-	4,556	27,730	32,285	802	1999	1999
Maryville Center	533 Maryville Centre	Office	-	3,230	16,707	-	3,230	16,707	19,937	0	2000	2000
West Port	Westport Center IV	Industrial	-	1,440	5,375	-	1,440	5,375	6,816	155	2000	2000
West Port	Westport Center V	Industrial	-	494	1,535	-	494	1,535	2,029	53	1999	1999
West Port	Westport Place	Office	-	1,979	6,987	-	1,979	6,987	8,967	332	1999	1999

ST. PAUL, MINNESOTA

University Crossing	University Crossing	Industrial	-	874	5,013	404	911	5,379	6,290	365	1990	1998

ST. PETERS, MISSOURI

Horizon Business Center	Horizon Business Center	Industrial	1,173	344	2,470	93	344	2,563	2,907	182	1985	1998

STRONGSVILLE, OHIO

Park 82	Park 82 Bldg 2	Industrial	-	322	2,873	719	322	3,592	3,914	317	1998	1998
Park 82	Park 82 Bldg 1	Industrial	-	243	1,955	357	243	2,313	2,556	200	1998	1998
Park 82	Park 82 Bldg 3	Industrial	-	298	2,650	375	298	3,025	3,323	127	1999	1999
Johnson Controls	Johnson Controls	Industrial	-	364	2,389	75	364	2,464	2,828	223	1972	1997
Dyment	Dyment	Industrial	-	816	5,337	28	816	5,366	6,182	486	1988	1997
Park 82	Park 82 Bldg 4	Industrial	-	386	5,225	-	386	5,225	5,611	66	2000	2000
Park 82	Park 82 Bldg 5	Industrial	-	377	3,832	-	377	3,832	4,209	-	2000	2000
Srague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial	-	567	4,300	-	567	4,300	4,867	1	2000	2000

SUNSET HILLS, MISSOURI

Laumeier Office Park	Laumeier IV	Office	-	1,029	7,368	-	1,029	7,369	8,398	501	1987	1998

SUWANEE, GEORGIA

Other North Central Properties	7250 McGinnis Ferry Road	Industrial	-	498	4,795	-	498	4,795	5,293	177	1996	1999

TAMPA, FLORIDA

Faifield Business Center	8640 Elm Fair Blvd.	Industrial	-	483	2,671	-	483	2,671	3,154	104	1998	1999
Faifield Business Center	4720 Oak Fair Blvd.	Industrial	-	530	4,990	-	530	4,990	5,520	188	1998	1999
Fairfield Distribution Center	4758 Oak Fair Blvd.	Industrial	-	334	2,771	39	334	2,810	3,144	99	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	2,521	831	600	3,356	3,956	131	1999	1999
Highland Oaks	Highland Oaks I	Office	-	1,525	14,176	-	1,525	14,176	15,701	802	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	484	2,657	-	484	2,657	3,141	22	2000	2000
Highland Oaks	Highland Oaks II	Office	-	1,605	9,377	-	1,605	9,378	10,983	163	1999	1999

TWINSBURG, OHIO

Enterprise Parkway	Enterprise Parkway #1	Industrial	-	198	1,573	211	198	1,784	1,983	115	1995	1998
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial	-	610	7,113	-	610	7,113	7,723	137	2000	2000

WEST CHESTER, OHIO

World Park	World Park at Union Ctr 12	Industrial	-	306	2,191	-	306	2,191	2,496	12	2000	2000

WESTERVILLE, OHIO

Polaris	Liebert	Office	-	755	4,475	800	755	5,275	6,030	463	1999	1999

WESTMONT, ILLINOIS

Oakmont Tech Center	Oakmont Tech Center	Industrial	-	1,501	8,650	6	1,501	8,656	10,157	466	1989	1998
Oakmont Circle Office	Oakmont Circle Office	Office	-	2,438	14,124	458	2,438	14,581	17,020	824	1990	1998

WOODLAWN, OHIO

Glenwood Crossing	Glenwood Crossing	Retail	-	3,650	1,092	115	3,650	1,206	4,856	47	1999	1999

Eliminations	Eliminations	N/A	-	-	-	(19,197)	(5,762)	(13,434)	(19,196)	(5,074)	N/A	N/A
	Secured debt on non-buildings		52,657
	Totals		466,624	581,071	3,832,952	156,540	581,530	3,989,033	4,570,563	338,426

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER  31, 2000
(IN THOUSANDS)

(1)	Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.
(2)	Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements
(3)	Building was placed in service in December 2000.
(4)	Land leases not depreciated
(5)	Building is designated as held for sale by the Company as of December 31, 2000, therefore, no depreciation expense is recognized.

	Real Estate Assets			Accumulated Depreciation
	2000	1999	1998	2000	1999	1998
Balance at beginning of year	$4,726,906	$2,403,779	$1,823,218	$254,574	$179,887	$116,264
Acquisitions	6,104	162,876	324,043	-	-	-
Merger with Weeks Corporation	-	1,659,578
Construction costs and tenant improvements	575,492	537,865	251,899	-	-	-
Depreciation expense	-	-	-	141,989	100,063	61,414
Acquisition of minority interest	7,615	49,472	5,450	-	-	-
	5,316,117	4,813,570	2,404,610	396,563	279,950	177,678
Deductions during year:
Cost of real estate sold or contributed	(745,554)	(86,664)	(1,329)	(58,137)	(24,851)	(337)
Other	-	-	498		(525)	2,546
Balance at end of year	$4,570,563	$4,726,906	$2,403,779	$338,426	$254,574	$179,887

DUKE-WEEKS REALTY LIMITED PARTNERSHIP

3. Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Partnership and the General Partner and are herein incorporated by reference thereto.
Number	Description
4.1	Second Amended and Restated Agreement of Limited Partnership of Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) is incorporated herein by reference to Exhibit 4.1 of the Partnership’s Form 8-K filed on July 16, 1999.

4.2	Indenture between Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on Form 8-K dated September 22, 1995.

4.3	First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on Form 8-K filed September 22, 1995.
4.4	Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed July 12, 1996.

4.5	Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed May 20, 1997.

4.6	Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Form S-4 dated May 4, 1999 (Merger Registration Statement).

4.7	Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 1, 1998.

4.8	Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed February 12, 1999.

4.9	Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 29, 1999.

4.10	Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed November 15, 1999.

4.11	Ninth supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership Current Report on Form 8-K filed March 2, 2001.
4.12	Indenture between Weeks Realty, L.P. and State Street Bank and Trust Company, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 3, 1998.
4.13	First Supplement to Indenture, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 2, 1998.
10.1	Second Amended and Restated Agreement of Limited Partnership of Duke-Weeks Realty Limited Partnership, incorporated by reference from Exhibit 4.1 to the Current Report of Duke-Weeks Realty Limited Partnership on Form 8-K filed July 16, 1999.

10.2	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke-Weeks Realty Limited Partnership.
10.3	Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”) is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995.

10.4	Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.
10.5	Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.*
10.6	Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”) is incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.7	Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.
10.8	Indemnification Agreement is incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.
10.9	1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.*
10.10	1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.*
10.11	1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.*
10.12	1998 Shareholder Rights Agreement is incorporated herein by reference to Exhibit 7.1 to the Form 8-K dated July 31, 1998.
10.13	1998 Duke Realty Severance Pay Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-K dated March 31, 1999.*.
10.14	1999 Directors’ Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.*
10.15	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.*
10.16	Revolving Credit Agreement dated July 2, 1999, by and among Duke-Weeks Realty Limited Partnership as borrower, Duke-Weeks Realty Corporation as General Partner and guarantor, Banc One Capital Markets, Inc. and Wachovia Securities, Inc. (“Wachovia”) as lead arrangers and joint book runners, Wells Fargo Bank, National Association (“Wells Fargo”), as co-arranger, the First National Bank of Chicago as lender and administrative agent, Wells Fargo and Wachovia as co-syndication agents, First Union National Bank and PNC Bank as co-agents and lenders, is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 17, 2000.

10.17	Second Amended and Restated Revolving Credit Agreement by and among Duke-Weeks Realty Limited Partnership(the “Borrower”), Duke-Weeks Realty Corporation (the “General Partner” and the “Guarantor”), First Chicago Capital Markets, Inc. (“FCCM”) and Wells Fargo Bank, National Association (“Wells Fargo”) (collectively, the “Arrangers”), The First National Bank of Chicago (“First Chicago”) as a Lender and not individually, but as “Administrative Agent”, Wells Fargo as Syndication Agent, PNC Bank, National Association (“PNC”), as Documentation Agent, Commerzbank A.G. Chicago Branch (“Commerzbank”) and Bank of America National Trust and Savings Association (“Bank of America”) as Co-Agents, is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 17, 2000.

11.1	Statement of Computation of Ratios Earnings to Fixed Changes
11.2	Statement of Computation of Ratios Earnings to Debt Service
21.	List of Subsidiaries of Registrant.
23.	Consent of KPMG LLP.
24.	Executed powers of attorney of certain directors.
99.1	Selected Quarterly Financial Information

* Represents Management contract or compensatory plan or arrangement.

The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1999 Annual Meeting of the General Partner unitholders.

(B) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
	By:	Duke-Weeks Realty Corporation
Its General Partner

March 28, 2001	By:	/s/ Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

	By:	/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and
Chief Financial Officer

	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Executive Vice President and
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title

/s/ Thomas L. Hefner *	3/28/01	Chairman of the Board, President and Chief Executive Officer and Director
Thomas L. Hefner
/s/ Darell E. Zink, Jr. *	3/28/01	Executive Vice President and Chief Financial Officer and Director
Darell E. Zink, Jr.
/s/ Dennis D. Oklak *	3/28/01	Executive Vice President and Chief Administrative Officer
Dennis D. Oklak
/s/ Barrington Branch *	3/28/01	Director
Barrington Branch
/s/ Geoffrey Button *	3/28/01	Director
Geoffrey Button
/s/ William Cavanaugh, III *	3/28/01	Director
William Cavanaugh, III
/s/ Ngaire E. Cuneo *	3/28/01	Director
Ngaire E. Cuneo
/s/ Charles R. Eitel *	3/28/01	Director
Charles R. Eitel
/s/ Howard L. Feinsand *	3/28/01	Director
Howard L. Feinsand
/s/ L. Ben Lytle *	3/28/01	Director
L. Ben Lytle
/s/ William O. McCoy *	3/28/01	Director
William O. McCoy
/s/ John W. Nelley, Jr. *	3/28/01	Director
John W. Nelley, Jr.
/s/ James E. Rogers *	3/28/01	Director
James E. Rogers
/s/ Jay J. Strauss *	3/28/01	Director
Jay J. Strauss
/s/ A. Ray Weeks, Jr. *	3/28/01	Director
A. Ray Weeks, Jr.

* By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak