Form 10-Q
period 2001-03-31
DUKE WEEKS REALTY LIMITED PARTNERSHIP
filed 2001-05-15
CIK 1003410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________.

________________________________________________________________________

          Commission File Number: 0-20625

DUKE-WEEKS REALTY LIMITED PARTNERSHIP

State of Incorporation:	IRS Employer ID Number:
Indiana	35-1898425

Address of principal executive offices:
600 East 96th Street, Suite 100
Indianapolis, Indiana 46240
Telephone: (317) 808-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of Limited Partnership Units outstanding as of April 30, 2001 was 18,864,155.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2001	December 31, 2000
ASSETS	(Unaudited)
Real estate investments:
Land and improvements	$585,775	$581,530
Buildings and tenant improvements	4,014,221	3,989,033
Construction in progress	217,829	216,938
Investments in unconsolidated companies	389,396	367,581
Land held for development	266,474	257,779
	5,473,695	5,412,861
Accumulated depreciation	(363,555)	(338,426)

Net real estate investments	5,110,140	5,074,435

Cash	39,066	39,200
Accounts receivable, net of allowance of $1,955 and $1,540	17,712	19,454
Accrued straight-line rent receivable, net of allowance of $1,460	37,557	34,512
Receivables on construction contracts	39,636	45,394
Deferred financing costs, net of accumulated amortization of $14,859 and $13,288	14,832	12,475
Deferred leasing and other costs, net of accumulated amortization of $33,908 and $31,522	104,948	102,413
Escrow deposits and other assets	116,860	133,350
	$5,480,751	$5,461,233

LIABILITIES AND PARTNERS' EQUITY
Indebtedness:
Secured debt	$449,652	$466,624
Unsecured notes	1,461,537	1,286,591
Unsecured line of credit	15,000	220,000
	1,926,189	1,973,215
Construction payables and amounts due subcontractors	62,765	70,105
Accounts payable	3,143	4,312
Accrued expenses:
Accrued real estate taxes	53,516	51,328
Accrued interest	20,100	28,780
Other accrued expenses	47,605	61,028
Other liabilities	87,436	88,542
Tenant security deposits and prepaid rents	37,176	34,208
Total liabilities	2,237,930	2,311,518

Minority interest	3,478	2,117

Partners’ equity:
General partner
Common equity	2,150,483	2,128,138
Preferred equity (liquidation preference of $683,753)	658,527	586,261
	2,809,010	2,714,399
Limited partners' common equity	328,016	330,244
Limited partners’ preferred equity	102,955	102,955
Accumulated other comprehensive income	(638)	-
Total partners’ equity	3,239,343	3,147,598
	$5,480,751	$5,461,233

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2001	2000
RENTAL OPERATIONS:
Revenues:
Rental income	$173,998	$171,910
Equity in earnings of unconsolidated companies	9,970	2,824
	183,968	174,734
Operating expenses:
Rental expenses	30,768	28,842
Real estate taxes	17,857	18,520
Interest expense	29,613	32,681
Depreciation and amortization	40,314	39,367
	118,552	119,410

Earnings from rental operations	65,416	55,324

SERVICE OPERATIONS:
Revenues:
Property management, maintenance and leasing fees	6,598	5,683
Construction and development activity income	15,452	7,548
Other income	272	834
	22,322	14,065

Operating expenses	13,034	8,689
Earnings from service operations	9,288	5,376

General and administrative expenses	(4,027)	(5,164)

Operating income	70,677	55,536

OTHER INCOME (EXPENSE):
Interest income	1,435	1,620
Other expense	(939)	(122)
Earnings from land and depreciable property dispositions	12,517	14,274
Minority interest in earnings of subsidiaries	(911)	(661)
Net income	82,779	70,647
Dividends on preferred units	(15,374)	(14,354)

Net income available for common unitholders	$67,405	$56,293

Net income per common unit:
Basic	$.46	$.39
Diluted	$.45	$.39

Weighted average number of common units outstanding	147,240	145,125

Weighted average number of common and dilutive potential common units	151,031	146,326

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net income	$82,779	$70,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	35,860	35,714
Amortization of deferred leasing and other costs	4,454	3,653
Amortization of deferred financing costs	1,565	678
Minority interest in earnings	911	661
Straight-line rent adjustment	(3,634)	(3,676)
Earnings from land and depreciable property dispositions	(12,517)	(14,274)
Construction contracts, net	6,164	1,913
Other accrued revenues and expenses, net	(16,461)	3,640
Equity in earnings in (excess)/shortfall of distributions received from unconsolidated companies	(5,668)	168
Net cash provided by operating activities	93,453	99,124

Cash flows from investing activities:
Development of real estate investments	(108,581)	(190,141)
Acquisition of real estate investments	(13,927)	-
Acquisition of land held for development and infrastructure costs	(17,538)	(21,082)
Recurring tenant improvements	(3,529)	(7,411)
Recurring leasing costs	(2,824)	(5,387)
Recurring building improvements	(1,975)	(1,351)
Other deferred leasing costs	(5,400)	(10,027)
Other deferred costs and other assets	13,578	(3,762)
Tax deferred exchange escrow, net	(5,775)	(97,558)
Proceeds from land and depreciated property sales, net	93,518	163,783
Capital distributions from unconsolidated companies	6,810	-
Advances (from) unconsolidated companies, net	2,248	(9,120)
Net cash used by investing activities	(43,395)	(182,056)

Cash flows from financing activities:
Contributions from general partner	86,149	10,317
Proceeds from indebtedness	175,000	-
Payments on indebtedness including principal amortization	(28,446)	(5,383)
Borrowings/(repayments) on lines of credit, net	(199,679)	168,741
Distributions to partners	(63,264)	(56,561)
Distributions to preferred unitholders	(15,374)	(14,354)
Distributions to minority interest	(328)	(117)
Deferred financing costs	(4,250)	(369)
Net cash provided by (used for) financing activities	(50,192)	102,274

Net increase (decrease) in cash and cash equivalents	(134)	19,342

Cash and cash equivalents at beginning of period	39,200	18,514

Cash and cash equivalents at end of period	$39,066	$37,856

Other non-cash items:
Assumption of debt for real estate acquisitions	$6,379	$-
Contributions of land and depreciable property to unconsolidated companies	$15,812	$-
Conversion of Limited Partner Units to shares	$518	$(18)
Issuance of Limited Partner Units for real estate acquisitions	$526	$3,937

See accompanying Notes to Consolidated Financial Statements.

DUKE-WEEKS REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity
For the Three months Ended March 31, 2001
(in thousands)
(Unaudited)

	General Partner		Limited Partners' Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Common Equity	Preferred Equity
Balance at December 31, 2000	$2,128,138	$586,261	$330,244	$102,955	$-	$3,147,598
Comprehensive Income:
Net income	58,770	13,272	8,635	2,102	-	82,779
Distributions to preferred uniholders	-	(13,272)	-	(2,102)	-	(15,374)
Transition adjustments resulting from adoption of FASB 133	-	-	-	-	398	398
Gains (losses) on derivative instruments	-	-	-	-	(1,036)	(1,036)

Comprehensive income available for common unitholders	-	-	-	-	-	66,767
Capital contribution from (repayments to) General Partner	14,932	72,266	-	-	-	87,198
Acquisition of partnership interest for common stock of General Partner	3,802	-	(3,284)	-	-	518
Acquisition of property in exchange for Limited Partner Units	-	-	526	-	-	526
Distributions to partners ($.43 per Common Unit)	(55,159)	-	(8,105)	-	-	(63,264)

Balance at March 31, 2001	$2,150,483	$658,527	$328,016	$102,955	$(638)	$3,239,343
Common units outstanding at March 31, 2001	128,791		18,848			147,639

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke-Weeks Realty Limited Partnership (the “Partnership”) without audit. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Financial Statements.

The Partnership

The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 87.2% of the Partnership at March 31, 2001. The remaining limited partnership interest (“Limited Partner Units”) (together with the units of general partner interests, the (“Common Units”)) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner's common stock on the date of acquisition.

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

2.          Lines of Credit

The Partnership has the following lines of credit available (in thousands):
Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$15,000
Unsecured Line of Credit	150,000	June 2001	LIBOR + .775%	-
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	57,434

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2001 are at LIBOR + .65%.

3.          Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling approximately $519,000 and $536,000 for such services for the three months ended March 31, 2001 and 2000, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers’ interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31:
	2001	2000

Net income available for common unitholders	$67,405	$56,293
Joint venture partner convertible ownership	$729	$-
Diluted net income available for common unitholders	$68,134	$56,293

Weighted average partnership common units outstanding	147,240	145,125
Joint venture partner convertible ownership common unit equivalents	2,101	-
Dilutive units for long-term compensation plans	1,690	1,201
Weighted average number of common units and dilutive
potential common units	151,031	146,326

The Preferred D Series Convertible equity and Preferred G Convertible units were both anti-dilutive at March 31, 2001; therefore, no conversion to common units is included in weighted dilutive potential common units.

A joint venture partner in one of the Partnership's unconsolidated ventures has the option to convert a portion of its ownership to General Partners common shares. The effects of the option on earnings per unit was dilutive at March 31, 2001; therefore, additional equity in earnings is included in diluted net income available for common unitholders and conversion to common units is included in weighted dilutive potential common units.

5.          Segment Reporting

The Partnership is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners (“Service Operations”). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Partnership assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments for the three months ended March 31, 2001 and 2000 and the assets for each of the reportable segments as of March 31, 2001 and December 31, 2000 are summarized as follows:
	Three Months Ended March 31
	2001	2000
Revenues
Rental Operations:
Office	$92,452	$80,254
Industrial	73,434	83,743
Retail	7,004	7,123
Service Operations	22,322	14,065
Total Segment Revenues	195,212	185,185
Non-Segment Revenue	11,078	3,614
Consolidated Revenue	$206,290	$188,799

Funds From Operations
Rental Operations:
Office	$62,546	$54,178
Industrial	56,610	65,158
Retail	5,723	5,512
Service Operations	9,288	5,376
Total Segment FFO	134,167	130,224

Non-Segment FFO:
Interest expense	(29,613)	(32,681)
Interest income	1,435	1,620
General and administrative expense	(4,027)	(5,164)
Gain on land sales	677	3,616
Other expenses	(526)	(469)
Minority interest in earnings of subsidiaries	(911)	(661)
Joint venture FFO	11,188	4,288
Dividends on preferred units	(15,374)	(14,354)
Consolidated FFO	97,016	86,419

Depreciation and amortization	(40,314)	(39,367)
Share of joint venture adjustments	(1,137)	(1,417)
Earnings from depreciated property sales	11,840	10,658

Net Income Available for Common Unitholders	$67,405	$56,293

	March 31,	December 31,
	2001	2000
Assets
Rental Operations:
Office	$2,501,196	$2,473,191
Industrial	2,261,267	2,265,237
Retail	184,701	186,389
Service Operations	126,918	128,249
Total Non-Segment Assets	5,074,082	5,053,066
Non-Segment Assets	406,669	408,167
Consolidated Assets	$5,480,751	$5,461,233

6. Real Estate Assets Held for Sale

In order to redeploy capital, the Partnership has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that do not meet long-term investment objectives of the Partnership. At March 31, 2001, the Partnership had 25 industrial, 6 office and three retail properties comprising approximately 4.1 million square feet held for sale. Of these properties, six build-to-suit industrial, four build-to-suit office and two build-to-suit retail properties were under development at March 31, 2001. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the three months ended March 31, 2001, was approximately $2.3 million. Net book value of the properties were $152.1 million. There can be no assurances that such properties will be sold.

7.          Partners’ Equity

The following series of preferred equity are outstanding as of March 31, 2001 (in thousands, except percentages):
Description	Units Outstanding	Dividend Rate	Redemption Date	Liquidation Preference	Convertible
Preferred A Series	300	9.100%	August 31, 2001	$75,000	No
Preferred B Series	300	7.990%	September 30, 2007	150,000	No
Preferred D Series	539	7.375%	December 31, 2003	134,883	Yes
Preferred E Series	400	8.250%	January 20, 2004	100,000	No
Preferred F Series	600	8.000%	October 10, 2002	150,000	No
Preferred I Series	300	8.450%	February 6, 2006	75,000	No

All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital contributions of the General Partner, which may include other classes or series of preferred equity.

The Preferred I Series equity was issued in February 2001.

The Preferred D Series equity is convertible at a conversion rate of 9.3677 common units for each preferred unit outstanding.

The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

The Partnership intends to redeem the Preferred A Series shares in September 2001.

8.          Other Matters

Reclassifications

Certain 2000 balances have been reclassified to conform to 2001 presentation.

9.          Derivative Instruments

The Partnership adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. One of the Partnership's interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. The Partnership recorded a net loss of $1.0 million in other comprehensive income for its interest rate swap contracts qualifying for hedge accounting and a net loss of $659,000 in other expense for the interest rate swap contract that did not qualify for hedge accounting for the three month period ended March 31, 2001.

10.        Subsequent Events

The Board of Directors of the General Partner declared the following distributions on April 25, 2001:
	Quarterly
Class	Amount/Unit	Record Date	Payment Date
Common	$0.43	May 15, 2001	May 31, 2001
Preferred:
Series A	$0.56875	May 17, 2001	May 31, 2001
Series B	$0.99875	June 15, 2001	June 29, 2001
Series D	$0.46094	June 15, 2001	June 29, 2001
Series E	$0.51563	June 15, 2001	June 29, 2001
Series F	$0.50000	July 17, 2001	July 31, 2001
Series I	$0.52813	June 15, 2001	June 29, 2001

Independent Accountants’ Review Report

The Partners
Duke-Weeks Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of March 31, 2001, the related condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, the related condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, and the related condensed consolidated statement of partners’ equity for the three months ended March 31, 2001. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke-Weeks Realty Limited Partnership and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Indianapolis, Indiana
April 25, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Partnership’s operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership’s rental space in its primary markets. In addition, the Partnership’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio and to continue development and acquisition of additional rental properties.

The Partnership’s primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. The Partnership expects to continue to maintain its overall occupancy levels and also expects to be able to maintain rental rates as leases are renewed or new leases are executed. This combination should improve the Partnership’s results of operations from its in-service properties. The Partnership’s strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

The Partnership tracks Same Property performance which compares those properties that were in-service for all of a two year period. The net operating income from the same property portfolio increased 7.58% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of March 31, 2001 and 2000 (in thousands, except percentages):
	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2001	2000	2001	2000	2001	2000
Industrial
Service Centers	13,667	12,870	13.5%	14.0%	90.7%	93.1%
Bulk	63,408	57,749	62.5%	62.7%	93.5%	90.5%
Office
Suburban	21,054	17,982	20.8%	19.5%	90.4%	90.9%
CBD	861	861.8%		.9%	94.1%	93.6%
Retail	2,463	2,703	2.4%	2.9%	96.7%	96.5%
Total	101,453	92,165	100.0%	100.0%	92.6%	91.2%

The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of March 31, 2001 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total
	Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent		Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Percent	Feet	Revenue	Feet	Revenue	Feet	Revenue
2001	6,614	$41,046	6%	5,258	$24,496	1,308	$15,963	48	$587
2002	10,167	63,036	10%	8,211	39,248	1,882	22,755	74	1,033
2003	10,379	68,465	11%	8,284	41,313	1,976	25,709	119	1,443
2004	11,135	75,233	12%	8,653	41,456	2,388	32,466	94	1,311
2005	13,908	97,369	15%	10,633	51,139	2,981	43,252	294	2,978
2006	9,783	64,747	10%	7,731	36,047	2,010	28,130	42	570
2007	5,819	40,688	6%	4,739	25,151	1,031	14,947	49	590
2008	5,761	36,592	6%	4,639	21,324	1,065	14,635	57	633
2009	6,248	38,238	6%	5,125	21,941	1,040	15,086	83	1,211
2010	5,886	48,454	8%	3,902	19,145	1,697	26,845	287	2,464
2011 and Thereafter	8,230	70,100	10%	4,526	21,416	2,470	36,703	1,234	11,981
Total Leased	93,930	$643,968	100%	71,701	$342,676	19,848	$276,491	2,381	$24,801

Total Portfolio Square Feet	101,453			77,075		21,915		2,463

Annualized net effective rent per square foot		$6.86			$4.78		$13.93		$10.42

The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 8.9 million square feet of properties under development at March 31, 2001 over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):
Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Stabilized Return

Held for Rental:

2nd Quarter 2001	1,500	14%	$105,355	11.66%
3rd Quarter 2001	1,841	20%	61,002	11.43%
4th Quarter 2001	1,553	25%	61,590	11.33%
Thereafter	346	38%	48,328	11.60%
	5,240	21%	$276,275	11.53%
Build-to-Suit for Sale:

2nd Quarter 2001	559	59%	$38,423
3rd Quarter 2001	1,704	92%	101,347
4th Quarter 2001	1,035	100%	46,927
Thereafter	402	100%	33,535
	3,700	90%	$220,232
Total	8,940	49%	$496,507

Results of Operations

Following is a summary of the Partnership’s operating results and property statistics for the three months ended March 31, 2001 and 2000 (in thousands, except number of properties and per unit amounts):

	2001	2000

Rental Operations revenue	$183,968	$174,734
Service Operations revenue	22,322	14,065
Earnings from Rental Operations	65,416	55,324
Earnings from Service Operations	9,288	5,376
Operating income	70,677	55,536
Net income available for common unitholders	67,405	56,293
Weighted average common units outstanding	147,240	145,125
Weighted average common and dilutive potential common units	151,031	146,326
Basic income per common unit	$.46	$.39
Diluted income per common unit	$.45	$.39
Number of in-service properties at end of period	912	871
In-service square footage at end of period	101,453	92,165
Under development square footage at end of period	8,940	9,876

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000

Rental Operations

Rental Operations revenue increased to $184.0 million from $174.7 million for the three months ended March 31, 2001, compared to the same period in 2000.  This increase is primarily due to the increase in the number of in-service properties during the respective periods.  As of March 31, 2001, the Partnership had 912 properties in service compared to 871 properties at March 31, 2000.  The following is a summary of the Partnership's acquisition and development activity since January 1, 2000:

		Square
	Buildings	Feet
Properties owned as of:
January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture Partners	24	3,331
December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	13	2,356
Dispositions	(19)	2,123
March 31, 2001	912	101,453

Rental property and depreciation and amortization expenses increased for the three months ended March 31, 2001, compared to the same period in 2000, due to the increase in the number of in-service properties during the respective periods.

The $3.1 million decrease in interest expense is primarily attributable to lower outstanding debt balances on the Partnership's lines of credit associated with the financing of the Partnership's investment activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $10.1 million from $55.3 million for the three months ended March 31, 2000, to $65.4 million for the three months ended March 31, 2001.

             Service Operations

Service Operations revenues increased by $8.2 million from $14.1 million for the three months ended March 31, 2000, to $22.3 million for the three months ended March 31, 2001, primarily as a result of increases in construction and development income from increased third-party construction.

Service Operations operating expenses increased from $8.7 million for the three months ended March 31, 2000, to $13.0 million for the three months ended March 31, 2001, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

As a result, earnings from Service Operations increased from $5.4 million for the three months ended March 31, 2000, to $9.3 million for the three months ended March 31, 2001.

             Other Income and Expenses

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $93.5 million and a net gain of $12.5 million during the three months ended March 31, 2001. In conjunction with this disposition strategy, included in net real estate investments are 34 buildings with a net book value of $152.1 million which were classified as held for sale by the Partnership at March 31, 2001. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

The Partnership adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001. A net loss of $659,000 was recorded in other expense for an interest rate swap contract which did not qualify for hedge accounting for the three month period ended March 31, 2001.

          Net Income Available for Common Unitholders

Net income available for common unitholders for the three months ended March 31, 2001, was $67.4 million compared to $56.3 million for the three months ended March 31, 2000. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

          Liquidity and Capital Resources

Net cash provided by operating activities totaling $93.5 million and $99.1 million for the three months ended March 31, 2001 and 2000, respectively, represents the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership’s properties.

Net cash used by investing activities totaling $43.4 million and $182.1 million for the three months ended March 31, 2001 and 2000, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from land and depreciated property sales.

Net cash used for financing activities of $50.2 million for the three months ended March 31, 2001 compared to $102.3 million for the three months ended March 31, 2000, is comprised of debt and equity issuances, net of distributions to unitholders and repayment on outstanding indebtedness. During the first three months of 2001, the Partnership received $72.3 million of net proceeds from the issuance of preferred stock and $175.0 million of proceeds from the issuance of 10 year 6.95% unsecured debt.

The Partnership has the following lines of credit available (in thousands):
Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$15,000
Unsecured Line of Credit	150,000	June 2001	LIBOR + .775%	-
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	57,434

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2001 are at LIBOR + .65%.

The General Partners and the Partnership currently have on file one Form S-3 Registration Statement with the Securities and Exchange Commission (“Shelf Registration”) which had remaining availability as of March 31, 2001 of approximately $718.0 million to issue common stock, preferred stock or unsecured debt securities. The General Partners and the Partnership intend to issue additional equity or debt under the Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties. The General Partners and the Partnership also plan to file additional shelf registrations as necessary.

The total debt outstanding at March 31, 2001 consists of notes totaling $1.9 billion with a weighted average interest rate of 7.19% maturing at various dates through 2028. The Partnership has $1.5 billion of unsecured debt and $449.7 million of secured debt outstanding at March 31, 2001. Scheduled principal amortization of such debt totaled $3.1 million for the three months ended March 31, 2001.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at March 31, 2001 (in thousands):

	Future Repayments
	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments

2001	$8,226	$193,013	$201,239	7.21%
2002	11,095	50,000	61,095	7.29%
2003	10,931	338,647	349,578	7.37%
2004	9,212	176,186	185,398	7.39%
2005	7,824	219,642	227,466	7.17%
2006	6,730	146,178	152,908	7.10%
2007	4,910	116,555	121,465	7.10%
2008	3,605	100,000	103,605	6.75%
2009	3,863	150,000	153,863	7.73%
2010	4,190	-	4,190	6.87%
Thereafter	15,382	350,000	365,382	6.87%
Total	$85,968	$1,840,220	$1,926,189	7.19%

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

The following table reflects the calculation of the Partnership’s FFO for the three months ended March 31 as follows (in thousands):
	2001	2000

Net income available for common unitholders	$67,405	$56,293
Add back (deduct):
Depreciation and amortization	40,314	39,367
Share of joint venture adjustments	1,137	1,417
Earnings from depreciated property sales	(11,840)	(10,658)
Funds From Operations	$97,016	$86,419
Cash flow provided by (used by):
Operating activities	$93,453	$99,124
Investing activities	(43,395)	(182,056)
Financing activities	(50,192)	102,274

The increase in FFO for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 results primarily from the increased in-service rental property portfolio as discussed above under “Results of Operations.”

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

Date: May 15, 2001
/s/ Thomas L. Hefner

President and
Chief Executive Officer

/s/ Darell E. Zink, Jr.
Executive Vice President and
Chief Financial Officer

/s/ Dennis D. Oklak

Executive Vice President and
Chief Administrative Officer
(Chief Accounting Officer)