Form 10-Q
period 2001-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2001-08-14
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number: 1-9044

DUKE-WEEKS REALTY LIMITED PARTNERSHIP

Indiana	35-1898425

(State of Incorporation)	(IRS Employer ID Number:)

600 East 96th Street, Suite 100 Indianapolis, Indiana	46240

(Address of principal executive offices:)	(zip code)

Telephone: (317) 808-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

The number of Common Units outstanding as of August 10, 2001 was 18,607,473 ($.01 par value).

DUKE-WEEKS REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
DUKE-WEEKS REALTY LIMITED PARTNERSHIP
Condensed Consolidated Balance Sheets
(in thousands, except per unit amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$595,284	$581,530
Buildings and tenant improvements	4,033,278	3,989,033
Construction in progress	226,240	216,938
Investments in unconsolidated companies	326,608	367,581
Land held for development	256,856	257,779

	5,438,266	5,412,861
Accumulated depreciation	(390,624)	(338,426)

Net real estate investments	5,047,642	5,074,435

Cash and cash equivalents	99,869	39,200
Accounts receivable, net of allowance of $2,201 and $1,540	18,908	19,454
Straight-line rent receivable, net of allowance of $1,460	39,611	34,512
Receivables on construction contracts	58,310	45,394
Deferred financing costs, net of accumulated amortization of $15,313 and $13,288	13,938	12,475
Deferred leasing and other costs, net of accumulated amortization of $36,614 and $31,522	97,890	102,413
Escrow deposits and other assets	115,025	133,350

	$5,491,193	$5,461,233

LIABILITIES AND PARTNERS’ EQUITY
Indebtedness:
Secured debt	$442,287	$466,624
Unsecured notes	1,461,483	1,286,591
Unsecured lines of credit	-	220,000

	1,903,770	1,973,215
Construction payables and amounts due subcontractors	72,571	70,105
Accounts payable	2,358	4,312
Accrued expenses:
Real estate taxes	55,193	51,328
Interest	26,184	28,780
Other	47,555	61,028
Other liabilities	93,780	88,542
Tenant security deposits and prepaid rents	35,223	34,208

Total liabilities	2,236,634	2,311,518

Minority interest	2,331	2,117

Partners’ equity:
General Partner
Common equity	2,165,347	2,128,138
Preferred equity (liquidation preference of $683,753)	658,526	586,261

	2,823,873	2,714,399
Limited partners’ common equity	326,236	330,244
Limited partners’ preferred equity	102,955	102,955
Accumulated other comprehensive income	(836)	-

Total Partners’ equity	3,252,228	3,147,598

	$5,491,193	$5,461,233

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
Condensed Consolidated Statements of Operations
 For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

RENTAL OPERATIONS:
Revenues:
Rental income	$174,453	$174,182	$348,451	$346,092
Equity in earnings of unconsolidated companies	7,315	4,226	17,285	7,050

	181,768	178,408	365,736	353,142

Operating expenses:
Rental expenses	29,736	28,264	60,504	57,106
Real estate taxes	18,066	19,064	35,923	37,584
Interest expense	28,671	36,253	58,284	68,934
Depreciation and amortization	37,995	38,748	78,309	78,115

	114,468	122,329	233,020	241,739

Earnings from rental operations	67,300	56,079	132,716	111,403

SERVICE OPERATIONS:
Revenues:
Property management, maintenance and leasing fees	7,896	6,582	14,494	12,265
Construction and development activity income	15,316	18,399	30,768	25,947
Other income	415	60	687	894

	23,627	25,041	45,949	39,106

Operating expenses	14,400	14,088	27,434	22,777

Earnings from service operations	9,227	10,953	18,515	16,329

General and administrative expense	(4,688)	(4,510)	(8,715)	(9,674)

Operating income	71,839	62,522	142,516	118,058

OTHER INCOME (EXPENSE):
Interest income	1,567	2,283	3,002	3,903
Earnings from land and depreciated property dispositions	146	2,387	12,663	16,661
Other expense	(428)	(128)	(1,367)	(250)
Other minority interest in earnings of subsidiaries	(330)	(311)	(1,241)	(972)

Net income	$72,794	$66,753	$155,573	$137,400
Dividends on preferred units	(15,917)	(14,351)	(31,291)	(28,705)

Net income available for common unitholders	$56,877	$52,402	$124,282	$108,695

Net income per common unit:
Basic	$0.39	$0.36	$0.84	$0.75

Diluted	$0.38	$0.36	$0.83	$0.74

Weighted average number of common units outstanding	147,899	145,719	147,569	145,422

Weighted average number of common and dilutive potential common units	149,572	147,181	151,369	146,754

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30
(in thousands)
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$155,573	$137,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	69,223	71,378
Amortization of deferred leasing and other costs	9,086	6,737
Amortization of deferred financing costs	2,609	1,553
Minority interest in earnings	1,241	972
Straight-line rent adjustment	(6,320)	(8,145)
Earnings from land and depreciated property dispositions	(12,663)	(16,661)
Construction contracts, net	235	(36,887)
Other accrued revenues and expenses, net	(6,557)	19,839
Equity in earnings in (excess)/shortfall of operating distributions received from unconsolidated companies	6,692	(1,621

Net cash provided by operating activities	219,119	174,565

Cash flows from investing activities:
Development of real estate investments	(222,910)	(268,388)
Acquisition of real estate investments	(13,927)	(5,932)
Acquisition of land held for development and infrastructure costs	(22,953)	(32,140)
Recurring tenant improvements	(7,819)	(16,204)
Recurring leasing costs	(6,394)	(10,830)
Recurring building improvements	(3,911)	(3,275)
Other deferred leasing costs	(608)	(21,735)
Other deferred costs and other assets	(13,958)	(9,671)
Tax deferred exchange escrow, net	25,202	(87,940)
Proceeds from land and depreciated property sales, net	187,605	214,299
Capital distributions from unconsolidated companies	59,899	-
Advances from (to) unconsolidated companies	(2,544)	(16,652)

Net cash used by investing activities	(22,318)	(258,468)

Cash flows from financing activities:
Contributions from General Partner	102,913	13,589
Proceeds from indebtedness	175,000	-
Payments on indebtedness including principal amortization	(46,019)	(8,230)
Borrowings/ (repayments) on lines of credit, net	(204,247)	245,227
Distributions to partners	(126,793)	(113,378)
Distributions to preferred unitholders	(31,291)	(28,705)
Distributions to minority interest	(1,147)	(813)
Deferred financing costs	(4,548)	(898)

Net cash provided by (used for) financing activities	(136,132)	106,792

Net increase (decrease) in cash and cash equivalents	60,669	22,889

Cash and cash equivalents at beginning of period	39,200	18,514

Cash and cash equivalents at end of period	$99,869	$41,403

Other non-cash items:
Assumption of debt for real estate acquisitions	$6,379	$-

Contributions of property to unconsolidated companies	$15,812	$-

Conversion of Limited Partner Units to units	$1,674	$953

Issuance of Limited Partner Units for real estate acquisitions	$2,487	$3,937

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
Condensed Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2001
(in thousands,  except per unit data)
(Unaudited)

	General Partner		Limited	Limited	Accumulated
			Partners’	Partners’	Other
	Common	Preferred	Common	Preferred	Comprehensive
	Equity	Equity	Equity	Equity	Income (Loss)	Total

Balance at December 31, 2000	$2,128,138	$586,261	$330,244	$102,955	$-	$3,147,598

Comprehensive income:

Net income	108,445	27,087	15,837	4,204	-	155,573

Distributions to preferred unitholders	-	(27,087)	-	(4,204)	-	(31,291)

Transition adjustment resulting from adoption of FASB 133	-	-	-	-	398	398

Gains (losses on derivative instruments)	-	-	-	-	(1,234)	(1,234)

Comprehensive income available for common unitholders						123,446

Capital contribution from (repayments to General Partner)	31,551	72,265	-	-	-	103,816

Acquisition of partnership interest for common stock of General Partner	7,847	-	(6,173)	-	-	1,674

Acquisition of property in exchange for Limited Partner Units	-	-	2,487	-	-	2,487

Distributions to partners ($.43 per Common Unit)	(110,634)	-	(16,159)	-	-	(126,793)

Balance at June 30, 2001	$2,165,347	$658,526	$326,236	$102,955	$(836)	$3,252,228

Common units outstanding at June 30, 2001	129,797		15,757			145,554

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke-Weeks Realty Limited Partnership (the “Partnership”) without audit. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnerships Annual Financial Statements.

The Partnership

The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities along with the net proceeds from the issuance of an additional 14,000,833 units through a common stock offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a real estate investment trust under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership and owns 87.2% of the Partnership at June 30, 2001. The remaining limited partnership interest (“Limited Partner Units”) (together with the units of general partner interests, the (“Common Units”)) are mainly owned by the previous partners of Duke Associates. The Limited Partner Units are exchangeable for units of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner periodically acquires a portion of the minority interest in the Partnership through the issuance of shares of common stock for a like number of Common Units. The acquisition of the minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the General Partner’s common stock on the date of acquisition.

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

2.          Lines of Credit

The Partnership has the following lines of credit available:
	Borrowing			Outstanding
	Capacity	Maturity	Interest	at June 30, 2001
Description	(in 000’s)	Date	Rate	(in 000’s)

Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$0
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	68,409

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions.

The Partnership renewed its $150 million unsecured line of credit, reducing the interest rate from LIBOR + .775% to LIBOR + .675% and extending the maturity date to July 2002.

3.          Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Partnership was paid fees totaling $943,000 and $993,000 for such services for the six months ended June 30, 2001 and 2000, respectively. Management believes the terms for such services are equivalent to those available in the market. The Partnership has an option to purchase the executive officers’ interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.          Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income available for common unitholders by the weighted average number of common units outstanding for the period. Diluted net income per unit is computed by dividing the sum of net income available for common unitholders and minority interest in earnings of unitholders, by the sum of the weighted average number of common units and dilutive potential common units outstanding for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and six months ended June 30:
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income available for common unitholders	$56,877	$52,402	$124,282	$108,695
Joint venture partner convertible ownership net income	-	-	1,666	-

Diluted net income available for common unitholders	$56,877	$52,402	$125,948	$108,695

Weighted average common partnership units outstanding	147,899	145,719	147,569	145,422
Joint venture partner convertible ownership common unit equivalents	-	-	2,118	-
Dilutive units for long-term compensation plans	1,673	1,462	1,682	1,332

Weighted average number of common units and dilutive potential common units	149,572	147,181	151,369	146,754

The Preferred D Series Convertible equity and the Series G preferred limited partner units were anti-dilutive for the three and six months ended June 30, 2001; therefore, no conversion to common units is included in weighted dilutive potential common units.

A joint venture partner in one of the Partnership’s unconsolidated ventures that has the option to convert a portion of its ownership to General Partner’s common shares. The effects of the option on earnings per unit was dilutive for the six months ended June 30, 2001; therefore conversion to common units is included in weighted dilutive potential common units. The effect of this same option was anti-dilutive for the three months ended June 30, 2001; therefore, no conversion to common units is included in dilutive potential common units.

5.          Segment Reporting

The Partnership is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners  (“Service Operations”). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Partnership assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2001 and 2000, and the assets for each of the reportable segments as of June 30, 2001 and December 31, 2000, are summarized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
Rental Operations:
Office	$96,360	$83,720	$188,812	$163,974
Industrial	72,718	84,776	146,152	168,519
Retail	6,579	7,768	13,583	14,891
Service Operations	23,627	25,041	45,949	39,106

Total Segment Revenues	199,284	201,305	394,496	386,490
Non-Segment Revenue	6,111	2,144	17,189	5,758

Consolidated Revenue	$205,395	$203,449	$411,685	$392,248

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Funds From Operations
Rental Operations:
Office	$65,306	$55,925	$127,852	$110,103
Industrial	56,348	64,617	112,959	129,775
Retail	5,486	6,520	11,208	12,032
Services Operations	9,227	10,953	18,515	16,329

Total Segment FFO	136,367	138,015	270,534	268,239

Non-Segment FFO:
Interest expense	(28,671)	(36,253)	(58,284)	(68,934)
Interest income	1,567	2,283	3,002	3,903
General and administrative expense	(4,688)	(4,510)	(8,715)	(9,674)
Gain on land sales	2,643	297	3,320	3,913
Other expenses	(890)	(642)	(1,416)	(1,111)
Minority interest in earnings of subsidiaries	(330)	(311)	(1,241)	(972)
Joint venture FFO	11,564	6,165	22,752	10,453
Dividends on preferred units	(15,917)	(14,351)	(31,291)	(28,705)

Consolidated FFO	101,645	90,693	198,661	177,112
Depreciation and amortization	(37,995)	(38,748)	(78,309)	(78,115)
Share of joint venture adjustments	(4,276)	(1,633)	(5,413)	(3,050)
Earnings from depreciated property sales	(2,497)	2,090	9,343	12,748

Net Income Available for Common Unitholders	$56,877	$52,402	$124,282	$108,695

	June 30,	December 31,
	2001	2000

Assets
Rental Operations:
Office	$2,537,679	$2,473,191
Industrial	2,217,316	2,265,237
Retail	191,568	186,389
Service Operations	157,649	128,249

Total Segment Assets	5,104,212	5,053,066
Non-Segment Assets	386,981	408,167

Consolidated Assets	$5,491,193	$5,461,233

6.          Real Estate Assets Held for Sale

In order to redeploy capital, the Partnership has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership. At June 30, 2001, the Partnership had 42 industrial, 6 office and 10 retail properties comprising approximately 6.3 million square feet held for sale. Of these properties, four build-to-suit office, six build-to-suit industrial and one build-to-suit retail properties were under development at June 30, 2001. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2001 and 2000, is approximately $10.3 million and $8.3 million, respectively. Net book value of the properties held for sale at June 30, 2001, is $215.3 million. There can be no assurances that such properties will be sold.

7.          Partners’ Equity

The following series of preferred equity are outstanding as of June 30, 2001 (in thousands, except percentages):
	Units	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible

Preferred A Series	300	9.100%	August 31, 2001	$75,000	No
Preferred B Series	300	7.990%	September 30, 2007	150,000	No
Preferred D Series	535	7.375%	December 31, 2003	133,750	Yes
Preferred E Series	400	8.250%	January 20, 2004	100,000	No
Preferred F Series	600	8.000%	October 10, 2002	150,000	No
Preferred I Series	300	8.450%	February 6, 2006	75,000	No

All series of preferred equity require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital units of the General Partner, which may include other classes or series of preferred equity.

The Preferred I Series equity was issued in February 2001.

The Preferred Series D equity is convertible at a conversion rate of 9.3677 common units for each preferred unit outstanding.

The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

The General Partner intends to redeem the Preferred A Series equity in September 2001.

8.          Other Matters

Reclassifications

Certain 2000 balances have been reclassified to conform to 2001 presentation.

9.          Derivative Instruments

The Partnership adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. One of the Partnership’s interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. As of June 30, 2001, the Partnership recorded a net loss of $1.2 million in other comprehensive income for its interest rate swap contracts qualifying for hedge accounting and a net loss of $721,000 in other expense for the interest rate swap contract that did not qualify for hedge accounting.

In July 2001, the Partnership terminated its interest rate swaps that qualified for hedge accounting in conjunction with the pay-off of the loan to which the swaps were hedged. The cost to terminate these swaps was approximately $500,000.

10.        Subsequent Events

The Board of Directors of the General Partner declared the following distributions July 25, 2001:
	Quarterly
Class	Amount/Unit	Record Date	Payment Date

Common	$0.45	August 16, 2001	August 31, 2001
Preferred (per depositary unit):
Series A	$0.56875	August 17, 2001	August 31, 2001
Series B	$0.99875	September 14, 2001	September 28, 2001
Series D	$0.46094	September 14, 2001	September 28, 2001
Series E	$0.51563	September 14, 2001	September 28, 2001
Series F	$0.50000	October 17, 2001	October 31, 2001
Series I	$0.52813	September 14, 2001	September 28, 2001

To the Partners

Duke-Weeks Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Limited Partnership as of June 30, 2001, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and the related condensed consolidated statement of partners’ equity for the six months ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke-Weeks Realty Limited Partnership as of December 31, 2000, and the related consolidated statements of operations, Partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Indianapolis, Indiana
July 25, 2001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Partnership’s operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Partnership’s rental space in its primary markets. In addition, the Partnership’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio. The Partnership’s strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

The Partnership tracks Same Property performance which compares those properties that were in-service for all of a two year period. The net operating income from the same property portfolio increased 6.4% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of June 30, 2001 and 2000 (in thousands, except percentages):
	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied

Type	2001	2000	2001	2000	2001	2000

Industrial
Service Centers	13,878	12,962	13.70%	13.52%	90.20%	93.04%
Bulk	62,274	60,433	61.48%	63.06%	92.83%	92.41%

Office	22,687	19,728	22.40%	20.59%	88.49%	92.74%

Retail	2,448	2,708	2.42%	2.83%	95.55%	96.52%

Total	101,287	95,831	100.00%	100.00%	91.56%	92.68%

The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of June 30, 2001, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):
	Total
	Portfolio			Industrial		Office		Retail

Year of	Square	Ann. Rent		Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Percent	Feet	Revenue	Feet	Revenue	Feet	Revenue

2001	4,715	$27,721	4%	3,869	$17,455	823	$9,970	23	$296
2002	9,869	62,129	10%	7,944	38,652	1,856	22,496	69	981
2003	10,372	68,679	11%	8,260	41,430	1,997	25,825	115	1,424
2004	11,321	76,848	12%	8,781	42,328	2,446	33,209	94	1,311
2005	13,420	94,488	14%	10,257	49,675	2,881	41,968	282	2,845
2006	11,040	76,165	12%	8,552	40,830	2,426	34,567	62	768
2007	5,632	39,257	6%	4,596	24,529	981	14,052	55	676
2008	5,852	38,409	6%	4,633	21,460	1,162	16,316	57	633
2009	6,268	38,474	6%	5,125	21,984	1,060	15,279	83	1,211
2010	5,707	46,467	7%	3,796	18,612	1,624	25,391	287	2,464
2011 and Thereafter	8,543	75,518	12%	4,511	21,078	2,820	42,655	1,212	11,785

Total Leased	92,739	$644,155	100%	70,324	$338,033	20,076	$281,728	2,339	$24,394

Total Portfolio Square Feet	101,287			76,152		22,687		2,448

Annualized net effective rent per square foot		$6.95			$4.81		$14.03		$10.43

The Partnership also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 7.6 million square feet of properties under development by the Partnership at June 30, 2001, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth for the Partnership as they are placed in service as follows (in thousands, except percent leased and stabilized returns):
Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return

Held For Rental:

3rd Quarter 2001	2,089	27%	$115,958	11.4%
4th Quarter 2001	1,930	21%	83,354	11.5%
1st Quarter 2002	669	36%	64,393	11.6%
Thereafter	345	52%	42,255	11.2%

	5,033	27%	$305,960	11.4%

Build-to-Suit for Sale:

3rd Quarter 2001	931	100%	$47,179
4th Quarter 2001	1,437	100%	80,805
1st Quarter 2002	--	-	-
Thereafter	184	-	14,955

	2,552	93%	$142,939

Total	7,585	49%	$448,899

Results of Operations

Following is a summary of the Partnership’s operating results and property statistics for the three and six months ended June 30, 2001 and 2000 (in thousands, except number of properties and per unit amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Rental Operations revenue	$181,768	$178,408	$365,736	$353,142
Service Operations revenue	23,627	25,041	45,949	39,106
Earnings from Rental Operations	67,300	56,079	132,716	111,403
Earnings from Service Operations	9,227	10,953	18,515	16,329
Operating income	71,839	62,522	142,516	118,058
Net income available for common units	$56,877	$52,402	$124,282	$108,695
Weighted average common units outstanding	147,899	145,719	147,569	145,422
Weighted average common and dilutive potential common units	149,572	147,181	151,369	146,754
Basic income per common unit	$0.39	$0.36	$0.84	$0.75
Diluted income per common unit	$0.38	$0.36	$0.83	$0.74

Number of in-service properties at end of period	905	886	905	886
In-service square footage at end of period	101,287	95,831	101,287	95,831
Under development square footage at end of period	7,585	7,455	7,585	7,455

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000

Rental Operations

Rental Operations revenue increased to $181.8 million from $178.4 million for the three months ended June 30, 2001, compared to the same period in 2000 primarily due to equity in earnings of unconsolidated companies increasing from $4.2 million for the three months ended June 30, 2000, to $7.3 million for the same period in 2001. This increase is the result of the Partnership contributing $469 million of property to a joint venture in October 2000. The Partnership holds a 50% interest in this venture. Additionally, the Partnership increased its in-service portfolio from 886 properties at June 30, 2000, to 905 properties at June 30, 2001. The following summary of the Partnership’s acquisition and development activity since January 1, 2000:
		Square
	Buildings	Feet

Properties owned as of:
January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture Partners	24	3,331

December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	27	4,301
Dispositions	(40)	(4,234)

June 30, 2001	905	101,287

Rental, real estate and depreciation and amortization expenses remained consistent during the three months ended June 30, 2000 and 2001, as the Partnership’s portfolio of in-service property has not changed significantly over the past year. Additionally, the Partnership has placed a greater emphasis on cost cutting measures within its in-service portfolio over the past year in an effort to control operating expenses.

The $7.6 million decrease in interest expense is primarily attributable to lower outstanding balances on the Partnership’s lines of credit associated with the financing of the Partnership’s investment and operating activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $11.2 million from $56.1 million for the three months ended June 30, 2000, to $67.3 million for the three months ended June 30, 2001.

Service Operations

Service Operations revenues decreased by $1.4 million from $25.0 million for the three months ended June 30, 2000, to $23.6 million for the three months ended June 30, 2001, primarily as a result of decreases in construction and development income from third party construction.

Service Operations expenses increased slightly for the three months ended June 30, 2001, compared to the same period in 2000 as the Partnership has reduced overhead and employee related costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity.

As a result, earnings from Service Operations decreased from $11.0 million for the three months ended June 30, 2000, to $9.2 million for the three months ended June 30, 2001.

Other Income and Expenses

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $94.1 million and a net gain of $146,000 during the three months ended June 30, 2001. While the Partnership continues to pursue favorable disposition opportunities, specific buildings were sold for minimal profits or losses in order to exit less strategic markets and less profitable sectors of larger markets.

In conjunction with this disposition strategy, included in net real estate investments are 58 buildings with a net book value of $215.3 million which were classified as held for sale by the Partnership at June 30, 2001. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Net Income Available for Common Unitholders

Net income available for common unitholders for the three months ended June 30, 2001, was $56.9 million compared to net income available for common unitholders of $52.4 million for the three months ended June 30, 2000. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

Rental Operations

Rental Operations revenue increased to $365.7 million from $353.1 million for the six months ended June 30, 2001, compared to the same period in 2000.  This increase is due to a $10.2 million increase in equity in earnings of unconsolidated companies attributable to the Partnership’s significant contribution of property to a 50% owned joint venture in October 2000 as discussed earlier in the analysis of the three month rental operations results.

Rental, real estate and depreciation and amortization expenses remained consistent during the six months ended June 30, 2000 and 2001, due to minor changes in the Partnership’s portfolio of in-service properties from 2000 and concentrated efforts by the Partnership to reduce operational expenses within its rental properties.

The $10.7 million decrease in interest expense is primarily attributable to lower outstanding debt balances on the Partnership’s lines of credit associated with the financing of the Partnership’s investment and operating activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $21.3 million from $111.4 million for the six months ended June 30, 2000, to $132.7 million for the six months ended June 30, 2001.

Service Operations

Service Operations revenues increased by $6.8 million from $39.1 million for the six months ended June 30, 2000, to $45.9 million for the six months ended June 30, 2001, primarily as a result of increases in construction and development income from third party construction.

Service Operations operating expenses increased from $22.8 million for the six months ended June 30, 2000, to $27.4 million for the six months ended June 30, 2001, primarily due to the overall growth of the Partnership and the increased portfolio of buildings associated with this growth.

As a result, earnings from Service Operations increased from $16.3 million for the six months ended June 30, 2000, to $18.5 million for the six months ended June 30, 2001.

Other Income and Expenses

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $187.6 million and a net gain of $12.7 million during the six months ended June 30, 2001.

Net Income Available for Common Unitholders

Net income available for common unitholders for the six months ended June 30, 2001, was $124.3 million compared to net income available for common unitholders of $108.7 million for the six months ended June 30, 2000. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

Liquidity and Capital Resources

Net cash provided by operating activities totaling $219.1 million and $174.6 million for the six months ended June 30, 2001 and 2000, respectively, represents the primary source of liquidity to fund distributions to unitholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership’s properties.

Net cash used by investing activities totaling $22.3 million and $258.5 million for the six months ended June 30, 2001 and 2000, respectively, represents the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

Net cash provided by (used for) financing activities totaling ($136.1) million and $106.8 million for the six months ended June 30, 2001 and 2000, respectively, is comprised of contributions for the General Partner’s debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In the first six months of 2001, the Partnership received $30.6 million of net proceeds from the General Partner’s issuance of common shares and $72.3 million of net proceeds from the General Partner’s issuance of preferred shares. Additionally, the Partnership received $175.0 million of proceeds from the issuance of unsecured debt. All proceeds were used to reduce amounts outstanding under the Partnership’s lines of credit and to fund the development and acquisition of additional rental properties.

In the first six months of 2000, the Partnership received $13.9 million of net proceeds from the General Partner’s issuance of common shares which was used to reduce amounts outstanding under the Partnership’s lines of credit and to fund the development and acquisition of additional rental properties.

The Partnership has the following lines of credit available:
	Borrowing			Outstanding
	Capacity	Maturity	Interest	at June 30, 2001
Description	(in 000’s)	Date	Rate	(in 000’s)

Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$0
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	$0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	$68,409

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions.

The Partnership renewed its $150 million unsecured line of credit, reducing the interest rate from LIBOR + .775% to LIBOR + .675% and extended the maturity date to July 2002.

The General Partner and the Partnership currently have on file one Form S-3 Registration Statement with the Securities and Exchange Commission (“Shelf Registration”) which had remaining availability as of June 30, 2001, of approximately $692.9 million to issue common stock, preferred stock or unsecured debt securities. The General Partner and the Partnership intend to issue additional equity or debt under this Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also plan to file additional shelf registrations as necessary.

The total debt outstanding at June 30, 2001, consists of notes totaling approximately $1.9 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Partnership has $1.5 billion of unsecured debt and $442.3 million of secured debt outstanding at June 30, 2001. Scheduled principal amortization of such debt totaled $4.9 million for the six months ended June 30, 2001.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at June 30, 2001 (in thousands):
	Future Repayments
				Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2001	$5,565	$162,279	$167,844	7.24%
2002	11,095	50,000	61,095	7.29%
2003	10,931	349,622	360,553	7.23%
2004	9,212	176,186	185,398	7.39%
2005	7,824	219,642	227,466	7.17%
2006	6,730	146,179	152,909	7.09%
2007	4,910	116,554	121,464	7.09%
2008	3,605	100,000	103,605	6.75%
2009	3,863	275,000	278,863	7.31%
2010	4,190	-	4,190	6.79%
Thereafter	15,383	225,000	240,383	6.90%

Total	$83,308	$1,820,462	$1,903,770	7.16%

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

The following table reflects the calculation of the Partnership’s FFO for the three and six months ended June 30 as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income available for common units	$56,877	$52,402	$124,282	$108,695
Add back:
Depreciation and amortization	37,995	38,748	78,309	78,115
Share of joint venture adjustments	4,276	1,633	5,413	3,050
(Earnings loss from depreciated operating property dispositions)	2,497	(2,090)	(9,343)	(12,748)

Funds From Operations	$101,645	$90,693	$198,661	$177,112

Cash flow provided by (used by):
Operating activities	$125,666	$75,441	$219,119	$174,565
Investing activities	21,077	(76,412)	(22,318)	(258,468)
Financing activities	(85,940)	4,518	(136,132)	106,792

The increase in FFO for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, results primarily from the increases in rental operations discussed above under “Results of Operations.”

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the shareholders of the General Partner, holders of 118,92,753 common shares were represented in person or by proxy at said meeting, there were 128,294,812 common shares which could be voted at said meeting and that the votes were as follows:
1.	Regarding the proposal to elect five (5) Directors of the General Partner:

		FOR	AGAINST

	Geoffrey Button	115,558,686	3,364,063
	William Cavanaugh III	113,524,454	5,398,294
	Ngaire E. Cuneo	113,504,649	5,418,099
	Charles R. Eitel	115,553,065	3,369,683
	Darell E. Zink, Jr.	115,538,937	3,383,811

2.	Regarding the proposal to approve the 2000 Performance Share Plan of Duke-Weeks Realty Limited Partnership

	FOR	AGAINST	ABSTAIN

	115,241,636	3,147,901	509,925

3.	Regarding the proposal to approve an amendment to the 1995 Dividend Increase Share Plan of Duke-Weeks Realty Services Limited Partnership authorizing the issuance of an additional 1,000,000 shares of the General Partner’s common stock under the Plan.

	FOR	AGAINST	ABSTAIN

	115,745,397	2,756,701	402,473

4.	Regarding the proposal to approve the amendment to the 1999 Director’s Stock Option and Dividend Increase Share Plan of The General Partner.

	FOR	AGAINST	ABSTAIN

	109,622,232	8,652,291	629,306

5.	To consider and act upon a proposal by a shareholder requesting that the Board of Directors of the General Partner repeal the Shareholders Rights Plan unless such Plan is approved by the shareholders.

	FOR	AGAINST	ABSTAIN

	50,702,996	48,744,777	1,649,859

Item 5.  Other Information

When used in this Form 10-Q, the words “believes,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Partnership’s Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 28, 1996 for additional information concerning these risks.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit 15.           Letter regarding unaudited interim financial information

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DUKE-WEEKS REALTY LIMITED PARTNERSHIP

Registrant

Date: August 13, 2001	/s/	Thomas L. Hefner

President and
Chief Executive Officer

	/s/	Darell E. Zink, Jr.

Executive Vice President and
Chief Financial Officer

	/s/	Dennis D. Oklak

Executive Vice President and
Chief Administrative Officer
(Chief Accounting Officer)