Form 10-K405
period 2001-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2002-03-26
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-20625

DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:	IRS Employer ID Number:
Indiana	35-1898425

600 East 96th Street, Suite 100
Indianapolis, Indiana 46240

Telephone: (317) 808-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

None	N/A

Securities registered pursuant to Section 12(g) of the Act:  Limited Partner Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $357.5 million based on the last reported sale price of the common shares of Duke Realty Corporation into which Limited Partner Units are exchangeable, on March 1, 2002.

The number of Limited Partnership Units outstanding as of March 1, 2002, was 16,930,124.

TABLE OF CONTENTS

Form 10-K

Item No.

PART I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the General Partner
PART II

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Consolidated Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
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

Signatures

PART I

Item 1.  Business

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “Predecessor” or the “General Partner”) contributed all of its properties and related assets and liabilities along with the net proceeds of $309.3 million from the issuance of an additional 14,000,833 shares through an offering (the “1993 Offering”) to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 88.5% of the partnership interest as of December 31, 2001 (“General Partner Units”). The remaining 13.1% of the Partnership is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”).  As of December 31, 2001, the Partnership’s diversified portfolio of 913 rental properties (including 25 properties totaling 4.7 million square feet under development) encompass over 107 million rentable square feet and are leased by a diverse and stable base of approximately 4,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Partnership also owns or controls more than 4,200 acres of unencumbered land ready for development.

The Partnership, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, build-to-suit, and other tenant-related services for approximately 400 tenants in over 8 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Partnership concentrates its activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. The Partnership conducts its Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”). All references to the “Partnership” in this Annual Report Form 10-K include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise.

The Partnership’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Partnership had 1,050 employees as of December 31, 2001.

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

The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets where it owns properties. The Partnership also expects to utilize its more than 4,200 acres of unencumbered land and its many business relationships with nearly 4,500 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

The Partnership’s policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership’s industrial and suburban office development focuses on business parks and mixed-use developments suitable for development of multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities that the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership’s retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

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

Financing Strategy

The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the General Partner and the Partnership to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Partnership has $650 million in unsecured lines of credit and a $100 million secured line of credit available for short-term fundings of development and acquisition of additional rental properties. In addition, the Partnership has developed a strategy to pursue favorable opportunities to dispose of assets that no longer meet long-term investment criteria and re-deploy the proceeds into new investments that the Partnership believes have long-term growth prospects. See additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Partnership’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common Units and Preferred equity plus outstanding indebtedness) at December 31, 2001 was 29.5%. The Partnership’s ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2001, were 2.82x and 1.95x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred equity dividend requirements.

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

Item 2.  Properties

Product Review

As of December 31, 2001, the Partnership owns an interest in a diversified portfolio of 913 commercial  properties encompassing over 107 million net rentable square feet (including 25 properties comprising 4.7 million square feet under development) and more than 4,200 acres of land for future development.

Industrial Properties: The Partnership owns interests in 663 industrial properties encompassing approximately 81.8 million square feet (76% of total square feet) more specifically described as follows:

•                Bulk Warehouses - Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Partnership owns 435 buildings totaling 67.8 million square feet of such properties.

•                Service Centers - Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Partnership owns 228 buildings totaling 14.0 million square feet of such properties.

Office Properties:  The Partnership owns interests in 239 office buildings totaling approximately 25.0 million square feet (23% of total square feet) more specifically described as follows:

•                Suburban Office - The Partnership owns 235 suburban office buildings totaling 24.1 million square feet.

•                CBD Office - The Partnership owns four downtown office projects totaling approximately 861,000 square feet.

Retail Properties:  The Partnership owns interests in 11 retail projects totaling approximately 840,000 square feet (1% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  The Partnership owns or controls more than 4,200 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 64 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

Service Operations:  The Partnership provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Partnership’s current property management base for third parties includes over 8.6 million square feet of properties serving approximately 400 tenants.

Property Descriptions

The Partnership’s properties are described on the following pages:

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
In-Service

Industrial

Lake Mary, FL
Technology Park I	Fee	100%	1986	5.51	60,711	94%
Technology Park II	Fee	100%	1998	6.20	67,185	100%
Technology Park III	Fee	100%	1998	5.16	54,590	100%
Technology Park IV	Fee	100%	1999	6.00	68,726	100%
Technology Park V	Fee	100%	1999	5.00	46,481	100%

Lakeland, FL
Lakeland Interstate Park I	Fee	100%	2001	9.95	166,800	0%

Miami, FL
Beacon Station #22	Fee	50%[1]	1999	10.75	179,832	100%
Beacon Station #23	Fee	50%[1]	1999	10.75	179,832	100%
Beacon Station #24	Fee	50%[1]	1999	10.75	179,672	100%

Orlando, FL
Lee Vista Distribution Ctr I	Fee	100%	1998	7.26	84,650	100%
Lee Vista Distribution Ctr II	Fee	100%	1999	7.04	86,316	84%
Lee Vista Service Center I	Fee	100%	2000	5.30	52,800	0%
Parksouth Dist. Ctr-Bldg B	Fee	100%	1996	7.50	140,015	100%
Parksouth Dist. Ctr-Bldg A	Fee	100%	1997	5.58	101,800	100%
Parksouth Dist. Ctr-Bldg D	Fee	100%	1998	6.32	118,250	100%
Parksouth Dist. Ctr-Bldg E	Fee	100%	1997	7.05	126,818	100%
Parksouth Dist. Ctr-Bldg F	Fee	100%	1999	10.88	203,900	100%
Parksouth Dist. Ctr-Bldg H	Fee	100%	2000	6.79	134,600	47%
Chase BTS-Orlando	Fee	100%	2000	5.60	61,413	100%

Tampa, FL
Fairfield Distribution Ctr I	Fee	100%	1998	4.06	68,413	100%
Fairfield Distribution Ctr II	Fee	100%	1998	10.23	173,514	100%
Fairfield Distribution Ctr III	Fee	100%	1999	4.45	92,200	100%
Fairfield Distribution Ctr IV	Fee	100%	1999	6.00	86,458	100%
Fairfield Distribution Ctr V	Fee	100%	2000	6.72	101,100	56%
Fairfield Distribution Ctr VI	Fee	100%	2001	7.80	156,500	46%
Fairfield Distribution Ctr VII	Fee	100%	2001	4.81	90,640	36%

Alpharetta, GA
NMeadow SC I @ Founders	Fee	100%	1999	9.10	112,559	86%
NMeadow SC II @ Founders	Fee	100%	2001	7.96	89,618	0%
11800 Wills Road	Fee	100%	1987	3.79	42,691	100%
11810 Wills Road	Fee	100%	1987	3.68	59,334	100%
11820 Wills Road	Fee	100%	1987	6.06	103,222	100%
11415 Old Roswell Road	Fee	100%	1991	8.08	80,000	100%
1350 Northmeadow Parkway	Fee	100%	1994	6.40	64,500	100%
1320 Ridgeland Pkwy	Fee	100%	1999	10.39	125,000	100%
Ridgeland Business Dist I	Fee	100%	1999	6.03	73,600	100%
Ridgeland Business Dist. II	Fee	100%	1999	7.15	78,400	83%

Braselton, GA
Braselton II	Fee	100%	2001	23.64	520,570	0%

Duluth, GA
2475 Meadowbrook Parkway	Fee	100%	1986	6.07	59,086	100%
2505 Meadowbrook Parkway	Fee	100%	1990	3.36	53,481	100%
2450 Meadowbrook Parkway	Fee	50%[1]	1989	4.26	68,400	100%
2500 Meadowbrook Parkway	Fee	50%[1]	1987	4.50	68,800	100%
2825 Breckinridge Blvd	Fee	100%	1986	6.80	45,442	67%
2875 Breckinridge Blvd	Fee	100%	1986	8.75	57,918	100%
2885 Breckinridge Blvd	Fee	100%	1997	8.85	80,450	100%
2625 Pinemeadow Court	Fee	50%[1]	1994	9.57	139,540	100%
2660 Pinemeadow Court	Fee	50%[1]	1996	6.00	104,000	100%
3450 River Green Court	Fee	100%	1989	4.20	33,600	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
2775 Premiere Parkway	Fee	100%	1997	6.20	79,110	100%
3079 Premiere Parkway	Fee	100%	1998	9.70	101,600	94%
Sugarloaf Office I	Fee	100%	1998	11.58	90,350	100%
2850 Premiere Parkway	Fee	50%[1]	1997	7.50	86,000	100%
Sugarloaf Office II	Fee	50%[1]	1999	8.85	56,251	100%
Sugarloaf Office III	Fee	50%[1]	1999	5.39	56,795	90%
2855 Premiere Parkway	Fee	100%	1999	7.20	89,636	100%
Sugarloaf Office IV	Fee	100%	2000	4.87	51,031	100%
Sugarloaf Office V	Fee	100%	2001	5.82	61,903	74%
6655 Sugarloaf	Fee	100%	1998	18.40	250,000	100%

East Point, GA
Camp Creek Bldg 1400	Fee	100%	1988	6.32	60,102	95%
Camp Creek Bldg 1800	Fee	100%	1989	3.70	44,846	100%
Camp Creek Bldg 2000	Fee	100%	1989	3.44	34,146	100%
Camp Creek Bldg 2400	Fee	100%	1988	4.81	61,318	100%
Camp Creek Bldg 2600	Fee	100%	1990	4.86	57,168	100%

Kennesaw, GA
1950 Vaughn Street	Fee	100%	1992	15.47	162,651	100%
240 Northpoint Parkway	Fee	50%[1]	1995/1997	12.78	222,900	100%

Marietta, GA
805 Franklin Court	Fee	100%	1983	3.13	40,410	100%
810 Franklin Court	Fee	100%	1983	2.42	27,386	100%
811 Livingston Court	Fee	100%	1983	1.58	20,780	100%
825 Franklin Court	Fee	100%	1983	3.58	55,259	100%
830 Franklin Court	Fee	100%	1983	1.03	14,340	100%
835 Franklin Court	Fee	100%	1983	3.93	60,772	100%
840 Franklin Court	Fee	100%	1983	2.42	35,908	100%
821 Livingston Court	Fee	100%	1983	1.59	15,558	83%
841 Livingston Court	Fee	100%	1983	2.75	35,908	100%
1335 Capital Circle	Fee	100%	1985	3.97	56,616	100%
1337-41-51 Capital Circle	Fee	100%	1985	7.38	80,164	87%
2260 Northwest Parkway	Fee	100%	1982	3.06	50,220	100%
2252 Northwest Parkway	Fee	100%	1982	0.95	14,435	84%
2242 Northwest Parkway	Fee	100%	1982	1.72	26,614	91%
2256 Northwest Parkway	Fee	100%	1982	0.84	13,265	85%
2244 Northwest Parkway	Fee	100%	1982	0.64	7,384	100%
2150 Northwest Parkway	Fee	100%	1982	2.90	46,214	89%
2152 Northwest Parkway	Fee	100%	1982	1.49	25,317	69%
2130 Northwest Parkway	Fee	100%	1982	3.51	55,325	100%
2270 Northwest Parkway	Fee	100%	1988	4.50	60,985	89%
2275 Northwest Parkway	Fee	100%	1988	2.60	35,786	90%

McDonough, GA
120 Declaration Drive	Fee	100%	1997	14.70	301,200	70%
Liberty III	Fee	100%	2001	31.28	759,300	30%

Norcross, GA
1750 Beaver Ruin	Fee	100%	1997	6.40	67,878	100%
4258 Communications Drive	Fee	100%	1981	3.00	57,000	0%
4261 Communications Drive	Fee	100%	1981	3.29	56,600	0%
4291 Communications Drive	Fee	100%	1981	1.76	31,500	100%
1826 Doan Way	Fee	100%	1984	3.90	57,200	100%
1857 Doan Way	Fee	100%	1970	5.00	16,000	100%
1650 International Blvd	Fee	100%	1984	3.79	52,461	4%
4245 International Blvd	Fee	100%	1985/1995	10.58	249,200	100%
4250 International Blvd	Fee	100%	1986	5.03	47,030	0%
4295 International Blvd	Fee	100%	1984	3.22	49,896	100%
4320 International Blvd	Fee	100%	1984	2.44	32,000	0%
4350 International Blvd	Fee	100%	1982	4.29	64,152	100%
4355 International Blvd	Fee	100%	1983	4.54	60,760	59%
4405A International Blvd	Fee	100%	1984	4.30	50,000	100%
4405B International Blvd	Fee	100%	1984	4.30	60,950	91%
4405C International Blvd	Fee	100%	1984	4.30	10,644	89%
1828 Meca Way	Fee	100%	1975	3.90	63,000	100%
1858 Meca Way	Fee	100%	1975	3.36	58,600	100%
4316 Park Drive	Fee	100%	1980	2.76	50,000	100%
4357 Park Drive	Fee	100%	1979	4.89	65,800	100%
4386 Park Drive	Fee	100%	1973	3.73	54,848	100%
4436 Park Drive	Fee	100%	1968	3.90	66,232	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
4437 Park Drive	Fee	100%	1978	4.40	73,456	100%
4467 Park Drive	Fee	100%	1978	4.68	66,203	100%
4487 Park Drive	Fee	100%	1978	4.68	89,204	100%
4274 Shackleford Road	Fee	100%	1974	6.18	80,822	100%
4344 Shackleford Road	Fee	100%	1975	3.85	52,924	100%
4355 Shackleford Road	Fee	100%	1972	8.12	137,100	100%
4364 Shackleford Road	Fee	100%	1973	2.12	31,040	100%
4366 Shackleford Road	Fee	100%	1981	3.30	56,709	100%
4388 Shackelford Road	Fee	100%	1981	5.40	89,612	100%
4400 Shackleford Road	Fee	100%	1981	2.30	39,004	100%
4444 Shackleford Road	Fee	100%	1979	5.20	85,200	100%
1505 Pavillion Place	Fee	100%	1988	5.11	78,400	100%
3883 Steve Reynolds Blvd.	Fee	100%	1990	7.00	137,061	100%
3890 Steve Reynolds Blvd	Fee	100%	1991	4.74	48,800	100%
3950 Steve Reynolds Blvd.	Fee	100%	1992	5.73	80,000	100%
2915 Courtyards Drive	Fee	100%	1986	3.82	40,058	87%
2925 Courtyards Drive	Fee	100%	1986	4.76	71,763	100%
2975 Courtyards Drive	Fee	100%	1986	2.05	27,342	100%
2995 Courtyards Drive	Fee	100%	1986	1.56	18,542	100%
2725 Northwoods Pkwy	Fee	100%	1984	4.40	76,686	56%
2755 Northwoods Pkwy	Fee	100%	1986	2.49	48,270	100%
2775 Northwoods Pkwy	Fee	100%	1986	3.22	32,192	100%
2850 Colonnades Court	Fee	100%	1988	8.03	102,128	100%
3040 Northwoods Pkwy	Fee	100%	1984	2.98	50,480	100%
3044 Northwoods Circle	Fee	100%	1984	2.38	24,367	100%
3055 Northwoods Pkwy	Fee	100%	1985	2.13	31,946	100%
3075 Northwoods Pkwy	Fee	100%	1985	3.74	41,400	100%
3100 Northwoods Pkwy	Fee	100%	1985	3.93	39,728	100%
3155 Northwoods Pkwy	Fee	100%	1985	3.31	40,530	100%
3175 Northwoods Pkwy	Fee	100%	1985	2.50	33,405	100%
6525-27 Jimmy Carter Blvd	Fee	100%	1983	5.62	92,735	55%
5765 Peachtree Industrial Blvd	Fee	100%	1997	4.73	60,000	100%
5775 Peachtree Industrial Blvd	Fee	100%	1997	4.73	60,000	100%
2450 Satellite Blvd	Fee	50%[1]	1994	6.18	102,862	100%
3170 Reps Miller Road	Fee	100%	1998	4.48	51,400	100%
3180 Reps Miller Road	Fee	100%	1998	4.48	51,400	33%
3190 Reps Miller Road	Fee	100%	1998	4.48	59,034	100%

Roswell, GA
11545 Wills Road	Fee	100%	1998	8.70	71,140	100%
105 Hembree Park Drive	Fee	100%	1988	3.61	45,490	100%
150 Hembree Park Drive	Fee	100%	1985	5.03	44,343	0%
200 Hembree Park Drive	Fee	100%	1985	1.97	43,559	100%
645 Hembree Parkway	Fee	100%	1986	3.08	45,037	100%
655 Hembree Parkway	Fee	100%	1986	3.09	43,956	18%
250 Hembree Park Drive	Fee	100%	1996	8.07	94,500	71%
660 Hembree Park Drive	Fee	100%	1998	9.23	94,500	100%
993 Mansell Road	Fee	100%	1987	1.69	21,600	100%
995 Mansell Road	Fee	100%	1987	0.97	16,800	100%
997 Mansell Road	Fee	100%	1987	0.86	14,400	100%
999 Mansell Road	Fee	100%	1987	1.32	19,200	100%
1003 Mansell Road	Fee	100%	1987	1.66	20,800	100%
1005 Mansell Road	Fee	100%	1987	0.94	16,800	100%
1007 Mansell Road	Fee	100%	1987	2.07	37,450	66%
1009 Mansell Road	Fee	100%	1986	3.26	38,082	100%
1011 Mansell Road	Fee	100%	1984	3.23	38,677	100%
Northbrook Business Dist II	Fee	100%	2000	4.84	64,000	0%
1100 Northmeadow Parkway	Fee	100%	1989	6.94	50,891	100%
1150 Northmeadow Parkway	Fee	100%	1988	3.98	52,050	100%
1125 Northmeadow Parkway	Fee	100%	1987	5.78	67,104	100%
1175 Northmeadow Parkway	Fee	100%	1987	4.06	71,264	100%
1250 Northmeadow Parkway	Fee	100%	1989	4.17	52,224	54%
1225 Northmeadow Parkway	Fee	100%	1989	3.89	37,520	79%
1325 Northmeadow Parkway	Fee	100%	1990	5.89	70,050	100%
1335 Northmeadow Parkway	Fee	100%	1996	8.60	88,784	93%
11390 Old Roswell Road	Fee	100%	1997	4.42	47,628	94%
1400 Hembree Road	Fee	100%	1998	3.68	34,615	100%
245 Hembree Park Drive	Fee	100%	1999	7.50	104,006	100%
Northmeadow BD IV	Fee	100%	1999	6.68	93,363	100%
Northmeadow Service Ctr V	Fee	100%	1999	4.68	38,845	100%
Northmeadow BD VI	Fee	100%	2000	4.96	63,112	100%

Project Name/ Location	Ownership Interest		Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Suwanee, GA
90 Horizon Drive	Fee		50%[1]	1992/2001	2.00	13,400	100%
225 Horizon Drive	Fee		50%[1]	1990	5.08	96,000	100%
250 Horizon Drive	Fee		50%[1]	1997	18.05	267,600	100%
70 Crestridge Drive	Fee		50%[1]	1998	10.62	132,128	100%
2775 Horizon Ridge	Fee		50%[1]	1996	12.20	223,219	100%
2780 Horizon Ridge	Fee		50%[1]	1997	12.70	222,643	100%
2800 Vista Ridge Drive	Fee		50%[1]	1995	17.30	252,092	100%
410 Horizon Dr.	Fee		50%[1]	1999	15.39	247,500	85%
100 Crestridge Drive	Fee		50%[1]	1999	8.03	99,822	100%
1000 Northbrook Parkway	Fee		50%[1]	1986	8.40	131,660	100%
675 Old Peachtree Rd	Fee		50%[1]	1988	10.06	176,820	100%
7250 McGinnis Ferry Road	Fee		100%	1996	6.22	70,600	100%

Aurora, IL
535 Exchange	Fee		100%	1984	4.63	25,943	100%
515-525 North Enterprise	Fee		100%	1984	3.39	66,017	100%
615 Enterprise	Fee		100%	1984	4.63	83,818	50%
3615 Exchange	Fee		100%	1986	4.06	64,755	100%
4000 Sussex	Fee		100%	1990	4.13	75,203	100%
3737 East Exchange	Fee		100%	1985	5.92	104,928	100%
444 North Commerce	Fee		100%	1985	7.15	92,692	100%
Meridian I	Fee		100%	1999	11.65	188,700	100%
Meridian II	Fee		100%	2001	5.03	46,050	0%

Bolingbrook, IL
Chapco Carton Company	Fee		100%	2000	7.58	145,000	100%
Crossroads 1	Fee		50%[1]	1998	11.34	289,920	79%
Crossroads 3	Fee		50%[1]	2000	10.64	187,000	62%

Carol Stream, IL
Carol Stream Building 1	Fee		50%[1]	1998	8.76	187,850	100%

Des Plaines, IL
Wolf Road Building	Fee		100%	1966/1969	2.70	60,922	0%
105 East Oakton	Fee		100%	1974	6.50	180,000	73%

Lake Forest, IL
Ballard Drive Building	Fee		100%	1985	3.33	54,274	100%
Laurel Drive Building	Fee		100%	1981	1.12	19,570	100%
13825 W. Laurel Dr.	Fee		100%	1978/1985	3.51	61,050	100%

Romeoville, IL
Crossroads 2	Fee		50%[1]	1999	23.50	460,800	100%

Westmont, IL
Oakmont Tech Center	Fee		100%	1989	6.30	111,659	81%

Carmel, IN
Hamilton Crossing Bldg 1	Fee		100%	1989/2000	4.70	103,209	89%

Fishers, IN
Exit 5 Bldg I	Fee	[3]	100%	1999	9.00	134,400	100%
Exit 5 Bldg. II	Fee		100%	1999	8.60	124,000	100%

Greenwood, IN
South Park Bldg 2	Fee		100%	1990	7.10	86,806	95%

Indianapolis, IN
3200 North Elizabeth	Fee		50%[1]	1973	4.50	99,350	100%
Franklin Road Bus. Ctr.	Fee		100%	1962/1998	28.00	488,925	95%
Georgetown Rd. Bldg 1	Fee		50%[1]	1987	5.85	111,883	100%
Georgetown Rd. Bldg 2	Fee		50%[1]	1987	5.81	72,120	100%
Georgetown Rd. Bldg 3	Fee		50%[1]	1987	5.10	45,896	100%
6061 Guion Rd	Fee		100%	1974	6.20	87,064	100%
6060 Guion Rd	Fee		100%	1968/1977	14.05	182,311	2%
Hillsdale Bldg 1	Fee		50%[1]	1986	9.16	73,866	100%
Hillsdale Bldg 2	Fee		50%[1]	1986	5.50	83,600	100%
Hillsdale Bldg 3	Fee		50%[1]	1987	5.50	84,050	100%
Hillsdale Bldg 4	Fee		100%	1987	7.85	73,874	100%
Hillsdale Bldg 5	Fee		100%	1987	5.44	66,505	100%
Hillsdale Bldg 6	Fee		100%	1987	4.25	64,000	22%
Hunter Creek Bldg 1	Fee		10-50%[2]	1989	5.97	86,500	85%
Hunter Creek Bldg 2	Fee		10-50%[2]	1989	8.86	202,561	62%
4750 Kentucky Avenue	Fee		100%	1974	11.01	125,000	100%
North Airport Park Bldg 1	Fee		50%[1]	1996/1998	64.02	1,339,195	100%
North Airport Park Bldg 2	Fee		50%[1]	1997	22.50	377,280	100%
Park 100 Bldg 111	Fee		50%[1]	1987	7.91	83,545	100%
Park 100 Bldg 112	Fee		50%[1]	1987	4.45	37,800	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Park 100 Bldg 128	Fee	50%[1]	1996	14.40	322,000	57%
Park 100 Bldg 129	Fee	50%[1]	1996/2000	16.00	457,600	100%
Vanstar	Fee	50%[1]	1997	21.00	415,680	100%
Park 100 Bldg 133	Fee	50%[1]	1997	1.30	20,530	100%
Park 100 Bldg 48	Fee	50%[1]	1984	8.63	127,410	100%
Park 100 Bldg 49	Fee	50%[1]	1982	4.55	89,600	86%
Park 100 Bldg 50	Fee	50%[1]	1982	4.09	51,200	100%
Park 100 Bldg 52	Fee	50%[1]	1983	2.70	34,800	100%
Park 100 Bldg 53	Fee	50%[1]	1984	4.23	76,800	42%
Park 100 Bldg 54	Fee	50%[1]	1984	4.42	76,800	100%
Park 100 Bldg 55	Fee	50%[1]	1984	3.83	43,200	77%
Park 100 Bldg 56	Fee	50%[1]	1984	15.94	300,000	67%
Park 100 Bldg 57	Fee	50%[1]	1984	7.70	128,800	100%
Park 100 Bldg 58	Fee	50%[1]	1984	8.03	128,800	100%
Park 100 Bldg 59	Fee	50%[1]	1985	5.14	83,200	100%
Park 100 Bldg 60	Fee	50%[1]	1985	4.78	83,200	92%
Park 100 Bldg 62	Fee	50%[1]	1986	7.70	128,800	100%
Park 100 Bldg 67	Fee	50%[1]	1987	4.23	72,350	100%
Park 100 Bldg 68	Fee	50%[1]	1987	4.23	72,360	100%
Park 100 Bldg 71	Fee	50%[1]	1987	9.06	193,400	53%
Park 100 Bldg 74	Fee	10-50%[2]	1988	12.41	257,400	70%
Park 100 Bldg 76	Fee	10-50%[2]	1988	5.10	81,695	100%
Park 100 Bldg 78	Fee	10-50%[2]	1988	21.80	512,777	100%
Park 100 Bldg 85	Fee	10-50%[2]	1989	9.70	180,100	100%
Park 100 Bldg 89	Fee	10-50%[2]	1990	11.28	311,600	100%
Park 100 Bldg 91	Fee	10-50%[2]	1990/1996	7.53	196,800	27%
Park 100 Bldg 92	Fee	10-50%[2]	1991	4.38	45,917	100%
Silver Burdett	Fee	100%	1994/1997	27.69	737,850	100%
Park 100 Bldg 98	Fee	100%	1968/1995	37.34	508,300	100%
Park 100 Bldg 100	Fee	100%	1995	7.00	117,500	75%
Park 100 Bldg 101	Fee	50%[1]	1983	4.37	45,000	90%
Park 100 Bldg 105	Fee	50%[1]	1983	4.64	41,400	83%
Park 100 Bldg 106	Fee	50%[1]	1978	4.64	41,400	96%
Park 100 Bldg 107	Fee	100%	1984	3.56	58,783	100%
Park 100 Bldg 108	Fee	50%[1]	1983	6.36	60,300	91%
Park 100 Bldg 109	Fee	100%	1985	4.80	46,000	89%
Park 100 Bldg 113	Fee	50%[1]	1987	6.20	72,166	100%
Park 100 Bldg 114	Fee	50%[1]	1987	6.20	56,700	100%
Park 100 Bldg 117	Fee	10-50%[2]	1988	13.36	135,461	98%
Park 100 Bldg 120	Fee	10-50%[2]	1989	4.54	54,982	87%
Park 100 Bldg 122	Fee	100%	1990	6.17	73,274	100%
Park 100 Bldg 127	Fee	100%	1995	6.50	93,600	100%
Park 100 Bldg 39	Fee	50%[1]	1987	7.85	128,000	100%
Park 100 Bldg 63	Fee	50%[1]	1987	4.85	83,200	40%
Park 100 Bldg 64	Fee	50%[1]	1987	4.86	83,200	100%
Park 100 Bldg 65	Fee	50%[1]	1987	12.20	257,600	100%
Park 100 Bldg 66	Fee	50%[1]	1987	5.30	64,800	100%
Park 100 Bldg 79	Fee	50%[1]	1988	4.47	66,000	85%
Park 100 Bldg 80	Fee	50%[1]	1988	4.47	66,000	90%
Park 100 Bldg 83	Fee	50%[1]	1989	5.34	96,000	78%
Park 100 Bldg 84	Fee	50%[1]	1989	5.34	96,000	75%
Park 100 Bldg 87	Fee	50%[1]	1989	14.20	462,000	100%
Park 100 Building 97	Fee	50%[1]	1994	13.38	280,800	79%
Park Fletcher Bldg 2	Fee	50%[1]	1970	1.31	20,160	100%
Park Fletcher Bldg 4	Fee	50%[1]	1974	1.73	23,000	100%
Park Fletcher Bldg 6	Fee	50%[1]	1971	3.13	36,180	100%
Park Fletcher Bldg 7	Fee	50%[1]	1974	3.00	41,900	43%
Park Fletcher Bldg 8	Fee	50%[1]	1974	2.11	18,000	60%
Park Fletcher Bldg 14	Fee	100%	1978	1.39	19,480	100%
Park Fletcher Bldg 15	Fee	50%[1]	1979	5.74	72,800	100%
Park Fletcher Bldg 16	Fee	50%[1]	1979	3.17	35,200	78%
Park Fletcher Bldg 18	Fee	50%[1]	1980	5.52	43,950	82%
Park Fletcher Bldg 21	Fee	50%[1]	1983	2.95	37,224	100%
Park Fletcher Bldg 22	Fee	50%[1]	1983	2.96	48,635	100%
Park Fletcher Bldg 26	Fee	50%[1]	1983	2.91	28,340	100%
Park Fletcher Bldg 27	Fee	25%[1]	1985	3.01	39,178	100%
Park Fletcher Bldg 28	Fee	25%[1]	1985	7.22	93,880	100%
Park Fletcher Bldg 29	Fee	50%[1]	1987	7.16	92,044	100%
Park Fletcher Bldg 30	Fee	50%[1]	1989	5.93	78,568	92%
Park Fletcher Bldg 31	Fee	50%[1]	1990	2.62	33,029	100%
Park Fletcher Bldg 32	Fee	50%[1]	1990	5.43	67,297	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Park Fletcher Bldg 33	Fee	50%[1]	1997	7.50	112,710	100%
Park Fletcher Bldg 34	Fee	50%[1]	1997	13.00	230,400	100%
Park Fletcher Bldg 35	Fee	50%[1]	1997	8.10	96,427	100%
Park Fletcher Bldg 36	Fee	50%[1]	1997	3.90	52,800	100%
Park Fletcher Bldg 37	Fee	50%[1]	1998	1.90	14,850	100%
Park Fletcher Bldg 38	Fee	50%[1]	1999	13.70	253,866	100%
Park Fletcher Bldg 39	Fee	50%[1]	1999	5.40	91,122	100%
Park Fletcher Bldg 40	Fee	50%[1]	1999	5.40	89,508	100%
4316 West Minnesota	Fee	100%	1970	10.40	121,250	100%

Lebanon, IN
Lebanon Building 2	Fee	50%[1]	1996	31.60	500,455	100%
Lebanon Building 4	Fee	100%	1997/2000	14.90	418,400	100%
Lebanon Building 9	Fee	100%	1999	26.80	395,679	64%
Lebanon Building 1	Fee	50%[1]	1996	10.40	153,600	100%
Pearson	Fee	100%	1997/2001	49.18	1,091,435	100%
Lebanon Building 6	Fee	50%[1]	1998	23.30	395,472	100%

Plainfield, IN
Plainfield Building 1	Fee	100%	2000	21.25	450,000	100%
Plainfield Building 2	Fee	100%	2000	26.70	481,874	100%

Florence, KY
Empire Commerce Center	Fee	50%[1]	1973/1980	11.62	148,445	100%
7910 Kentucky Drive	Fee	50%[1]	1980	3.78	38,329	100%
7920 Kentucky Drive	Fee	50%[1]	1974	9.33	93,945	51%

Hebron, KY
Skyport Building 1	Fee	50%[1]	1997	15.10	316,800	100%
Skyport Building 2	Fee	50%[1]	1998	20.00	453,300	100%
Skyport Building 3	Fee	50%[1]	2000	28.80	473,000	100%
Skyport Bldg 4	Fee	50%[1]	1999	6.76	72,600	55%
Ky. Southpark Bldg 4	Fee	100%	1994	28.79	166,400	0%
CR Services	Fee	100%	1994/1998	22.50	253,664	100%
KY. Southpark Bldg 1	Fee	50%[1]	1990	7.90	96,000	100%
Ky. Southpark Bldg 3	Fee	50%[1]	1991	10.79	192,000	100%

Louisville, KY
Dayco	Fee	50%[1]	1995	30.00	282,539	100%

Bloomington, MN
Alpha Business Ctr III&IV	Fee	100%	1980	4.68	50,400	100%
Alpha Business Ctr V	Fee	100%	1980	5.96	80,640	100%
Bloomington Industrial Center	Fee	100%	1963	7.40	100,850	100%
Lyndale Commons I	Fee	100%	1981	2.60	43,770	98%
Lyndale Commons II	Fee	100%	1985	2.51	34,816	79%
Hampshire Dist Center North	Fee	100%	1979	9.26	159,200	100%
Hampshire Dist Center South	Fee	100%	1979	9.40	157,000	84%
Hampshire Tech Center	Fee	100%	1998	14.22	142,526	63%
Penn Corporate Bldg	Fee	100%	1977	2.08	40,844	100%

Brooklyn Park, MN
Crosstown North Bus. Ctr. 1	Fee	100%	1998	12.09	157,453	100%
Crosstown North Bus. Ctr. 2	Fee	100%	1998	5.00	67,837	94%
Crosstown North Bus. Ctr. 3	Fee	100%	1999	5.00	67,961	92%
Crosstown North Bus. Ctr. 4	Fee	100%	1999	16.90	213,641	100%
Crosstown North Bus Ctr 5	Fee	100%	1999	8.87	142,708	100%
Crosstown North Bus Ctr 6	Fee	100%	2000	5.57	73,109	27%
7300 Northland Drive	Fee	100%	1980/1999	10.98	185,500	100%

Burnsville, MN
Professional Plaza IV	Fee	100%	1980	2.79	37,528	100%
Cliff Road Industrial Ctr	Fee	100%	1972	3.31	49,857	97%
Professional Plaza III	Fee	100%	1985	2.24	35,987	59%
Professional Plaza II	Fee	100%	1984	2.41	35,619	93%
Larc Industrial Park I	Fee	100%	1977	4.59	67,200	95%
Larc Industrial Park II	Fee	100%	1976	3.70	54,180	80%
Larc Industrial Park III	Fee	100%	1980	2.38	30,800	100%
Larc Industrial Park IV	Fee	100%	1980	1.06	13,800	100%
Larc Industrial Park V	Fee	100%	1980	1.54	22,880	100%
Larc Industrial Park VI	Fee	100%	1975	3.91	63,600	99%
Larc Industrial Park VII	Fee	100%	1973	2.65	41,088	100%

Chanhassen, MN
Chanhassen Lakes I	Fee	100%	1983	5.40	49,072	74%
Chanhassen Lakes II	Fee	100%	1986	6.36	56,670	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Crystal, MN
Crystal Industrial Center	Fee	100%	1974	3.23	72,000	99%

Eagan, MN
Apollo Industrial Ctr I	Fee	100%	1997	11.05	168,480	100%
Apollo Industrial Ctr II	Fee	100%	2000	4.30	70,089	100%
Apollo Industrial Ctr III	Fee	100%	2000	13.00	240,439	100%
Eagandale Crossing	Fee	100%	1998	6.60	80,104	100%
Eagan Pointe Business Center I	Fee	100%	2001	6.32	128,000	100%
Eagandale Tech Center	Fee	100%	1998	7.61	76,520	35%
Lunar Pointe	Fee	100%	2001	8.00	115,200	0%
Silverbell Commons	Fee	100%	1999	16.62	235,120	100%
Sibley Industrial Center I	Fee	100%	1973	2.88	54,612	100%
Sibley Industrial Center II	Fee	100%	1972	2.58	37,800	100%
Sibley Industrial Center III	Fee	100%	1968	4.10	32,810	100%
Trapp Road Commerce I	Fee	100%	1996	6.50	96,800	100%
Trapp Road Commerce II	Fee	100%	1998	11.86	180,480	100%
Yankee Place	Fee	100%	1986	19.03	221,075	42%

Eden Prairie, MN
Edenvale Executive Center	Fee	100%	1987	9.82	111,485	97%
Golden Triangle Tech Ctr	Fee	100%	1997	11.10	90,704	76%
Valley Gate North	Fee	100%	1986	4.17	53,079	65%

Edina, MN
Cahill Business Center	Fee	100%	1980	3.90	60,082	100%
Edina Interchange I	Fee	100%	1995	4.73	73,817	100%
Edina Interchange II	Fee	100%	1980	3.46	55,006	100%
Edina Interchange III	Fee	100%	1981	6.39	62,784	100%
Edina Interchange IV	Fee	100%	1974	1.99	22,440	100%
Edina Interchange V	Fee	100%	1974	4.92	139,101	100%
Edina Interchange VII	Fee	100%	1970	2.36	30,655	87%
Pakwa I	Fee	100%	1979	1.67	38,196	100%
Pakwa II	Fee	100%	1979	1.67	21,254	90%

Fridley, MN
River Road Business Ctr. S.	Fee	100%	1986	8.91	119,860	100%
University Center I&II	Fee	100%	1983	4.70	51,893	85%

Golden Valley, MN
Golden Hills 1	Fee	100%	1996	7.50	91,368	100%
Golden Hills 2	Fee	100%	1999	7.50	79,294	100%
Golden Hills 3	Fee	100%	1999	7.20	87,456	100%
Sandburg Industrial Center	Fee	100%	1973	5.68	94,612	100%

Hopkins, MN
Cornerstone Business Center	Fee	100%	1996	13.49	222,494	100%
Westside Business Park	Fee	100%	1987	9.10	114,800	100%

Mendota Heights, MN
Enterprise Industrial Center	Fee	100%	1979	10.88	165,755	100%

Minneapolis, MN
Broadway Business Ctr III	Fee	100%	1983	2.77	21,600	100%
Broadway Business Ctr IV	Fee	100%	1983	2.77	29,920	100%
Broadway Business Ctr VI	Fee	100%	1983	2.77	66,961	100%
Broadway Business Ctr VII	Fee	100%	1983	2.78	36,000	100%

Minnetonka, MN
Encore Park	Fee	100%	1977	14.50	126,858	85%

New Hope, MN
Bass Lake Business Bldg	Fee	100%	1981	5.33	47,368	59%

Plymouth, MN
Medicine Lake Indus. Center	Fee	100%	1970	16.37	222,893	100%
Plymouth Office/Tech Center	Fee	100%	1986	3.77	52,487	100%
Plymouth Service Center	Fee	100%	1978	6.00	74,042	87%
Westpoint Bldg B&C	Fee	100%	1978	4.92	65,539	93%
Westpoint Bldg D&E	Fee	100%	1978	6.34	81,030	100%

St. Louis Park, MN
Cedar Lake Business Center	Fee	100%	1976	3.05	50,400	100%
Novartis Warehouse	Fee	100%	1960	14.40	355,798	100%

St. Paul, MN
University Crossing	Fee	100%	1990	5.65	83,470	97%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Bridgeton, MO
Dukeport 1	Fee	50%[1]	1996	21.24	403,200	100%
Dukeport 2	Fee	50%[1]	1997	14.70	244,800	100%
Dukeport V	Fee	50%[1]	1998	6.00	95,280	100%
Dukeport VI	Fee	50%[1]	1999	16.64	320,000	100%
Dukeport VII	Fee	50%[1]	1999	8.34	123,480	100%
Dukeport VIII	Fee	50%[1]	1999	16.64	260,160	100%
Dukeport 9	Fee	50%[1]	2001	24.75	448,975	54%

Earth City, MO
Corporate Center, Earth City	Fee	100%	2000	6.93	73,200	100%

Fenton, MO
Fenton Interstate Building C	Fee	100%	1986	5.50	95,519	100%
Fenton Interstate Building D	Fee	100%	1987	5.85	105,651	100%
Fenton Industrial Bldg A	Fee	100%	1987	3.44	67,200	100%
Fenton Industrial Bldg B	Fee	100%	1986	5.20	101,366	100%
Southport I	Fee	100%	1977	1.36	20,810	100%
Southport II	Fee	100%	1978	1.53	22,400	100%
Southport Commerce Ctr	Fee	100%	1978	2.65	34,873	100%

Maryland Heights, MO
Riverport Distribution A	Fee	100%	1990	5.96	100,000	100%
Express Scripts Service Center	Fee	100%	1992	10.81	119,000	100%
Riverport 1	Fee	100%	1999	6.64	72,000	100%
Riverport 2	Fee	100%	2000	9.51	104,800	100%
Riverport 3	Fee	100%	2001	8.68	129,400	0%
Westport Center I	Fee	100%	1998	11.90	177,600	100%
Westport Center II	Fee	100%	1998	5.25	51,053	100%
Westport Center III	Fee	100%	1998	8.70	91,000	100%

Olivette, MO
I-170 Center	Fee	100%	1986	4.57	76,415	89%
Warson Commerce Center	Fee	100%	1987/1997	8.83	122,886	90%

St. Louis, MO
Craig Park Center	Fee	100%	1984	3.19	42,210	78%
St. Louis Business Center A	Fee	100%	1987	2.49	47,876	71%
St. Louis Business Center B	Fee	100%	1986	3.14	58,986	100%
St. Louis Business Center C	Fee	100%	1986	2.10	38,628	100%
St. Louis Business Center D	Fee	100%	1987	1.81	33,953	100%
Westport Center IV	Fee	100%	2000	14.71	173,400	100%
Westport Center V	Fee	100%	1999	5.09	35,000	100%

St. Peters, MO
Horizon Business Center	Fee	100%	1985	5.31	75,746	72%

Morrisville, NC
507 Airport Blvd	Fee	100%	1993	7.15	106,862	94%
5151 McCrimmon Pkwy	Fee	100%	1995	7.67	104,806	100%
2600 Perimeter Park Dr	Fee	100%	1997	6.07	70,848	100%
5150 McCrimmon Pkwy	Fee	100%	1998	12.32	143,737	100%
3000 Perimeter Park Dr	Fee	100%	1989	5.76	75,000	100%
2900 Perimeter Park Dr	Fee	100%	1990	4.52	59,912	100%
2800 Perimeter Park Dr	Fee	100%	1992	8.22	136,370	100%
100 Perimeter Park Drive	Fee	100%	1987	5.30	55,666	88%
200 Perimeter Park Drive	Fee	100%	1987	6.30	55,664	100%
300 Perimeter Park Drive	Fee	100%	1986	6.30	55,664	100%
400 Perimeter Park Drive	Fee	100%	1983	5.40	74,088	100%
500 Perimeter Park Drive	Fee	100%	1985	5.80	74,107	100%
800 Perimeter Park Drive	Fee	100%	1984	4.50	55,637	100%
900 Perimeter Park Drive	Fee	100%	1982	4.00	48,307	79%
1000 Perimeter Park Drive	Fee	100%	1982	4.50	55,420	100%
1100 Perimeter Park Drive	Fee	100%	1990	9.50	83,755	85%
2700 Perimeter Park	Fee	100%	2001	6.00	86,400	0%
409 Airport Blvd Bldg A	Fee	100%	1983	3.07	42,712	50%
409 Airport Blvd Bldg B	Fee	100%	1986	1.89	26,215	50%
409 Airport Blvd bldg C	Fee	100%	1982	3.07	84,702	100%
100 Innovation Avenue	Fee	100%	1994	7.51	108,000	100%
101 Innovation Ave	Fee	100%	1997	7.94	97,500	100%
200 Innovation Drive	Fee	100%	1999	5.26	96,000	100%
501 Innovation Ave.	Fee	100%	1999	8.00	140,400	100%

Raleigh, NC
3200 Spring Forest Road	Fee	100%	1986	5.61	59,971	98%
3100 Spring Forest Road	Fee	100%	1992	9.16	50,306	100%
Walnut Creek Business Park #1	Fee	100%	2001	4.19	65,000	50%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Walnut Creek Business Park #2	Fee	100%	2001	5.79	106,000	69%
Walnut Creek Business Park #3	Fee	100%	2001	7.20	132,000	0%

Blue Ash, OH
Cornell Commerce Center	Fee	100%	1989	9.91	167,695	84%
Creek Road Bldg 1	Fee	100%	1971	2.05	38,715	100%
Creek Road Bldg 2	Fee	100%	1971	2.63	53,210	100%

Canal Winchester, OH
Nifco at Canal Winchester	Fee	100%	2000	6.82	124,800	100%

Cincinnati, OH
U.S. Post Office	Fee	40%[1]	1992	2.60	57,886	100%
Cincinnati Bell Supply	Fee	100%	1999	9.00	80,100	100%
World Park Bldg 30	Fee	50%[1]	1999	33.23	615,600	100%
World Park Bldg 5	Fee	100%	1987	5.00	59,690	74%
World Park Bldg 6	Fee	100%	1987	7.26	92,400	100%
World Park Bldg 7	Fee	100%	1987	8.63	96,000	100%
World Park Bldg 17	Fee	50%[1]	1994	15.10	304,000	100%
World Park Bldg 8	Fee	50%[1]	1989	14.60	192,000	100%
World Park Bldg 9	Fee	50%[1]	1989	4.47	58,800	87%
World Park Bldg 11	Fee	50%[1]	1989	8.98	96,000	100%
World Park Bldg 14	Fee	50%[1]	1989	8.91	166,400	100%
World Park Bldg 15	Fee	50%[1]	1990	6.50	93,600	100%
World Park Bldg 16	Fee	50%[1]	1989	7.00	93,600	69%
World Park Bldg 18	Fee	50%[1]	1997	16.90	252,000	100%
World Park Bldg 28	Fee	50%[1]	1998	11.60	220,160	100%
World Park Bldg 29	Fee	50%[1]	1998	21.40	452,000	100%
World Park Bldg 31	Fee	50%[1]	1998	7.10	122,120	100%

Columbus, OH
2190-2200 Westbelt Drive	Fee	100%	1986	6.12	95,516	100%
Westbelt West #1	Fee	100%	1999	9.53	132,800	100%
Westbelt West #2	Fee	100%	1999	11.24	184,152	100%
3800 Zane Trace Drive	Fee	100%	1978	3.98	83,167	100%
3635 Zane Trace Drive	Fee	100%	1980	5.24	98,880	100%

Fairfield, OH
Fairfield Bus. Ctr. D	Fee	100%	1990	3.23	40,223	65%
Fairfield Bus. Ctr. E	Fee	100%	1990	6.07	75,356	100%
University Moving	Fee	100%	1991	4.95	70,000	100%

Glenwillow, OH
Royal Appliance	Fee	50%[1]	1997	35.00	458,000	100%
Emerald Valley Bldg I	Fee	100%	1999	11.50	200,928	100%

Grove City, OH
South Pointe Bldg A	Fee	50%[1]	1995	14.06	293,824	100%
South Pointe Bldg B	Fee	50%[1]	1996	13.16	307,200	100%
South Pointe Bldg C	Fee	50%[1]	1996	12.57	322,000	100%
South Pointe Bldg D	Fee	100%	1997	6.55	116,590	94%
South Pointe Bldg E	Fee	100%	1997	6.55	82,520	100%

Groveport, OH
Groveport Comm Ctr #1	Fee	50%[1]	1998	17.78	354,814	75%
Groveport Comm Ctr #2	Fee	100%	1999	21.80	437,000	100%
Groveport Comm Ctr #3	Fee	100%	1999	10.60	168,000	0%
Groveport Comm Ctr #4	Fee	100%	2000	22.95	427,432	100%
Groveport Commerce Ctr. #345	Fee	100%	2000	20.47	345,000	0%
6600 Port Road	Fee	100%	1995/1998	45.42	1,019,312	100%

Lewis Center, OH
Orange Point #73	Fee	100%	2001	6.22	74,237	26%
Orange Point 144	Fee	100%	2001	9.94	145,712	45%

Mason, OH
Governor’s Pointe 4700	Fee	100%	1987	5.51	77,890	92%
Governor’s Pointe 4900	Fee	100%	1987	9.41	79,034	89%

Middletown, OH
Monroe Business Center 2	Fee	100%	2000	25.89	525,000	100%

Milford, OH
Park 50 Bldg 20	Fee	100%	1987	8.37	96,714	78%
Park 50 Bldg 25	Fee	100%	1989	12.20	78,328	84%

Monroe, OH
Monroe Business Center Bldg. 1	Fee	100%	1992	24.50	399,600	100%

Sharonville, OH
Enterprise Bldg 1	Fee	100%	1990	7.52	87,400	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Enterprise Bldg 2	Fee	100%	1990	7.52	84,963	91%
Enterprise Bldg A	Fee	100%	1987	2.65	20,887	80%
Enterprise Bldg B	Fee	100%	1988	2.65	34,940	64%
Enterprise Bldg D	Fee	100%	1989	5.40	60,329	100%
Mosteller Distribution Ctr I	Fee	100%	1957/1996	25.80	357,796	43%
Mosteller Distribution Ctr II	Fee	100%	1997	12.20	261,440	74%
Perimeter Park Bldg A	Fee	100%	1991	2.92	28,100	100%
Perimeter Park Bldg B	Fee	100%	1991	3.84	30,000	100%

Solon, OH
Fountain Parkway Bldg 2	Fee	100%	1998	12.90	224,600	100%
Fountain Parkway Bldg 1	Fee	100%	1997	6.50	108,700	100%
30600 Carter	Fee	100%	1971	11.30	190,188	100%
6230 Cochran	Fee	100%	1977	7.20	100,365	100%
5821 Harper	Fee	100%	1970	5.80	66,638	95%
6161 Cochran	Fee	100%	1978	6.10	62,400	78%
5901 Harper	Fee	100%	1970	4.10	55,263	100%
29125 Solon	Fee	100%	1980	5.90	47,329	100%
6661 Cochran	Fee	100%	1979	4.70	39,000	62%
6521 Davis	Fee	100%	1979	3.20	21,600	100%
30301 Carter Street	Fee	100%	1972	12.58	219,574	100%

Strongsville, OH
Park 82 Bldg 2	Fee	100%	1998	7.10	105,150	100%
Park 82 Bldg 1	Fee	100%	1998	4.50	67,540	100%
Park 82 Bldg 3	Fee	100%	1999	6.37	85,912	100%
Park 82 Bldg 4	Fee	100%	2000	8.24	170,705	100%
Park 82 Bldg 5	Fee	100%	2000	8.05	161,984	65%
Johnson Controls	Fee	100%	1972	14.56	85,410	100%
Mohawk Dr. Bldg. 1	Fee	100%	2000	9.50	77,500	100%
Dyment	Fee	100%	1988	12.00	246,140	100%

Twinsburg, OH
Enterprise Parkway #1	Fee	100%	1974/1995	7.40	66,109	100%
Enterprise Parkway Bldg 2	Fee	100%	2000	12.00	197,565	100%

West Chester, OH
World Park at Union Ctr 12	Fee	100%	2000	4.70	55,000	100%
World Park at Union Ctr 1	Fee	50%[1]	1998	4.00	59,400	100%
World Park at Union Ctr 2	Fee	50%[1]	1999	3.82	64,800	100%
World Park at Union Ctr 3	Fee	50%[1]	1998	15.00	321,200	100%
World Park at Union Ctr 4	Fee	50%[1]	1999	4.46	48,400	100%
World Park at Union Ctr 5	Fee	50%[1]	1999	6.43	86,400	100%
World Park at Union Ctr 6	Fee	50%[1]	1999	16.25	321,464	100%
World Park at Union Ctr 8	Fee	50%[1]	1999	15.47	340,560	100%
World Park at Union Centre 9	Fee	50%[1]	2001	15.85	316,800	34%

Falls Township, PA
GM-Philadelphia	Fee	100%	2001	43.54	394,450	100%

Antioch, TN
Keebler	Fee	100%	1985	4.39	36,150	100%

Brentwood, TN
7104 Crossroads Blvd	Fee	100%	1987	7.00	103,200	100%
7106 Crossroads Blvd	Fee	100%	1987	6.70	103,200	100%
7108 Crossroads Blvd	Fee	100%	1989	6.60	99,000	61%

Franklin, TN
277 Mallory Station	Fee	100%	1996	8.69	127,318	81%
320 Premier Court	Fee	100%	1996	7.26	106,368	100%
305 Seaboard Lane	Fee	100%	1998	14.23	122,094	100%
416 Mary Lindsay Polk Dr	Fee	100%	1996	10.00	161,037	100%
318 Seaboard Lane Bldg 200	Fee	100%	1999	4.07	29,276	100%
318 Seaboard Lane Bldg 100	Fee	100%	1999	3.25	37,019	100%
Aspen Grove Flex Ctr III	Fee	100%	2001	4.02	37,766	0%
Aspen Grove Flex Ctr IV	Fee	100%	2001	2.52	23,704	97%
119 Seaboard Lane	Fee	100%	1990	5.40	90,024	100%
121 Seaboard Lane	Fee	100%	1990	3.10	45,224	100%
123 Seaboard Lane	Fee	100%	1990	4.10	63,360	100%

Nashville, TN
1420 Donelson Pike	Fee	100%	1985	7.20	90,000	79%
1410 Donelson Pike	Fee	100%	1986	9.30	108,300	95%
1400 Donelson Pike	Fee	100%	1996	7.70	102,519	100%
400 Airpark Center	Fee	100%	1989	3.20	52,748	100%
500 Airpark Center Dr.	Fee	100%	1988	5.40	90,150	95%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
600 Airport Center Dr.	Fee	100%	1990	4.70	78,639	72%
700 Airpark Center Dr.	Fee	100%	1992	4.50	77,401	96%
800 Airpark Center Dr.	Fee	100%	1995	6.00	93,928	92%
900 Airpark Center Dr.	Fee	100%	1995	6.00	84,307	74%
1000 Airpark Center Dr.	Fee	100%	1997	8.00	106,122	100%
5270 Harding place	Fee	100%	1996	4.01	51,960	100%
1415 Donelson Pike	Fee	100%	1996	12.40	156,933	100%
1413 Donelson Pike	Fee	100%	1996	5.15	66,737	100%
5233 Harding Place	Fee	100%	1998	4.01	47,938	100%
Cumberland Business Center I	Fee	100%	1999	19.29	166,137	100%
700 Melrose Avenue	Fee	100%	1997	8.32	165,776	100%
684 Melrose Ave.	Fee	100%	1998	10.75	137,479	100%
782 Melrose Avenue	Fee	100%	1997	8.10	103,600	100%
784 Melrose Ave.	Fee	100%	1999	2.89	32,863	100%
Greenbriar Business Park	Fee	100%	1986	10.73	134,759	79%
Haywood Oaks Bldg 2	Fee	100%	1988	2.94	50,400	100%
Haywood Oaks Bldg 3	Fee	100%	1988	2.94	53,698	60%
Haywood Oaks Bldg 4	Fee	100%	1988	5.23	46,800	86%
Haywood Oaks Bldg 5	Fee	100%	1988	5.23	61,172	62%
Haywood Oaks Bldg 6	Fee	100%	1989	10.53	113,691	75%
Haywood Oaks Bldg 7	Fee	100%	1995	8.24	66,873	100%
Haywood Oaks Bldg 8	Fee	100%	1997	15.44	71,615	83%
Haywood Oaks East	Fee	100%	2000	13.00	120,657	53%
Metro Airport Center Bldg 1	Fee	100%	1999	6.37	80,675	94%
Metro Airport Bus Ctr C	Fee	100%	2001	7.25	85,000	83%
566 Mainstream Dr.	Fee	100%	1982	6.92	95,644	88%
621 Mainstream Dr.	Fee	100%	1984	7.18	52,302	79%
Riverview Business Center I	Fee	100%	2000	8.26	42,015	100%
Riverview Business Center II	Fee	100%	2001	4.84	59,398	20%
3300 Briley Park Blvd	Fee	100%	1997	18.27	195,379	100%
2515 Perimeter Park	Fee	100%	1990	4.46	71,031	100%
500 Royal Parkway	Fee	100%	1990	4.70	75,000	100%

Carrollton, TX
Trinity Mills VI	Fee	50%[1]	1986	11.70	241,477	100%
Trinity Mills VII	Fee	50%[1]	1986	4.97	106,472	100%
Frankford Distribution I	Fee	50%[1]	1994	7.26	153,200	100%
Frankford Distribution II	Fee	50%[1]	1995	5.54	123,200	100%
Frankford III	Fee	50%[1]	1996	9.96	221,400	100%
Dickerson Service Center	Fee	50%[1]	1995	2.32	42,225	100%
Frankford Interchange	Fee	50%[1]	1997	21.03	380,002	100%
McDaniel	Fee	50%[1]	1981	4.85	125,000	100%
Hutton Drive	Fee	50%[1]	1981	4.86	97,921	100%

Coppell, TX
Freeport IX	Fee	50%[1]	2001	26.66	559,582	72%
Freeport II	Fee	50%[1]	1996	14.40	280,000	100%
Freeport III	Fee	50%[1]	1996	15.59	297,903	100%
Freeport IV	Fee	50%[1]	1996	12.26	125,103	100%
Freeport V	Fee	50%[1]	2000	9.55	115,950	45%
Freeport VI	Fee	50%[1]	2000	12.09	228,210	100%
Freeport VII	Fee	50%[1]	2001	17.82	383,449	0%

Farmers Branch, TX
One Valwood Park	Fee	50%[1]	1991	12.20	113,000	100%
Two Valwood Park	Fee	50%[1]	1996	5.27	126,800	100%

Fort Worth, TX
14900 Trinity Blvd.	Fee	50%[1]	1984	14.30	310,000	100%

Garland, TX
Garland Business Center II	Fee	50%[1]	1999	15.15	143,598	100%
International I	Fee	50%[1]	1996	7.70	151,200	100%
International II	Fee	50%[1]	1996	12.70	283,600	100%

Grand Prairie, TX
1252 Avenue T	Fee	50%[1]	1983	5.86	50,000	100%
1302 Avenue T	Fee	50%[1]	1983	5.81	70,000	100%
Carrier Warehouse	Fee	50%[1]	1980	5.11	110,880	100%
Regency	Fee	50%[1]	1980	7.85	132,521	100%

Irving, TX
Texas Plaza I	Fee	50%[1]	1997	9.10	115,926	93%
Texas Plaza II	Fee	50%[1]	1999	5.22	71,550	100%

Project Name/ Location	Ownership Interest	Partnership’s Interest		Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Lewisville, TX
1550 Lakeway Drive	Fee	50%[1]		1997	11.92	200,515	100%
501 E Corporate Dr	Fee	50%[1]		1998	9.72	159,000	100%

Roanoke, TX
General Motors at Alliance	Fee	100%		2001	26.00	394,450	100%

Milwaukee, WI
San Francisco Music Box	Fee	33.33%[1]		1993	8.90	153,600	100%

Office

Brandon, FL
Regency I	Fee	100%		2000	5.72	58,210	100%

Celebration, FL
Celebration Business Center I	Fee	100%		1997	5.78	62,876	100%
Celebration Business Center II	Fee	100%		1997	4.00	43,020	100%
Celebration Office Center I	Fee	100%		2000	6.08	80,736	94%
Celebration Office Center II	Fee	100%		2001	6.08	80,736	6%

Ft. Lauderdale, FL
Sawgrass - Building 1	Fee	84.5%[1]		1999	8.55	83,374	100%
Beacon Pointe at Weston Bldg 1	Fee	50%[1]		1999	6.88	97,579	95%

Jacksonville, FL
7011 A.C. Skinner Pkwy	Fee	100%		1999	4.76	59,448	100%

Lake Mary, FL
Northpoint Center I	Fee	85%[1]		1998	8.49	108,272	100%
Northpoint Center II	Fee	94.75%[1]		1999	8.76	108,499	50%
Northpoint III	Fee	100%		2001	8.79	108,499	100%

Sunrise, FL
Sawgrass Commerce Ctr Phase II	Fee	94.7%[1]		2000	7.73	69,872	36%

Tampa, FL
Highland Oaks I	Fee	100%		1999	10.70	124,597	100%
Highland Oaks II	Fee	100%		1999	10.70	124,997	31%

Weston, FL
Beacon Pointe at Weston Ph II	Fee	50	[1]%	2000	5.82	97,178	18%

Alpharetta, GA
3925 Brookside Parkway	Fee	100%		1998	9.98	106,631	100%
3625 Brookside Parkway	Fee	100%		1999	10.75	133,355	86%
Radiant II	Fee	100%		2000	5.60	80,314	100%
Brookside II	Fee	100%		2000	10.80	133,442	17%
2550 Northwinds Parkway	Fee	100%		1998	14.22	148,509	93%

Atlanta, GA
6 W. Druid Hills Drive	Fee	100%		1968	2.83	80,757	100%
2801 Buford Highway	Fee	100%		1977	5.82	115,712	98%
1190 W. Druid Hills Drive	Fee	100%		1980	5.56	79,384	94%

Duluth, GA
3805 Crestwood Parkway	Fee	100%		1997	7.20	104,947	81%
3885 Crestwood Parkway	Fee	100%		1998	6.33	103,607	100%
Hampton Green Off I	Fee	100%		2000	10.11	122,809	82%

Kennesaw, GA
3391 Town Point Drive	Fee	100%		1999	7.35	93,849	92%

Lawrenceville, GA
Huntcrest I	Fee	100%		2000	7.19	103,650	100%
Huntcrest II	Fee	100%		2000	6.18	103,712	98%

Norcross, GA
4366 Park Drive	Fee	100%		1981	1.00	9,481	34%
1835 Shackleford Court	Fee	100%		1990	3.29	56,576	87%
1854 Shackleford Road	Fee	100%		1985/1995	6.30	94,677	83%
4275 Shackleford Court	Fee	100%		1985	2.86	32,280	98%
5755 Peachtree Industrial Blvd	Fee	100%		1997	6.00	50,000	100%

Roswell, GA
1357 Hembree Road	Fee	100%		1999	5.62	51,189	100%
10745 Westside Parkway	Fee	100%		1995	5.00	58,093	100%

Arlington Heights, IL
Atrium II	Fee	100%		1986	6.55	100,952	100%

Project Name/ Location	Ownership Interest		Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Downers Grove, IL
Executive Towers I	Fee		100%	1983	6.33	204,701	89%
Executive Towers II	Fee		100%	1984	6.33	224,206	65%
Executive Towers III	Fee		100%	1987	6.33	222,400	38%

Lake Forest, IL
One Conway Park	Fee		100%	1989	8.97	102,579	100%

Lisle, IL
Central Park of Lisle 1	Fee		50%[1]	1990	8.88	345,200	96%
Central Park of Lisle 2	Fee		50%[1]	1999	8.36	303,246	93%

Westmont, IL
Oakmont Circle Office	Fee		100%	1990	6.90	115,737	97%

Carmel, IN
Hamilton Crossing Bldg 2	Fee		100%	1997	5.10	33,784	100%
Hamilton Crossing Bldg 3	Fee		100%	2000	8.63	141,812	93%
Hamilton Crossing Bldg 4	Fee		100%	1999	5.80	84,374	100%

Greenwood, IN
South Park Bldg 1	Fee		100%	1989	5.40	39,715	82%
South Park Bldg 3	Fee		100%	1990	3.25	36,023	100%

Indianapolis, IN
8465 Katc 2-story	Fee		100%	1983	1.31	28,532	97%
F.C. Tucker	Fee	[3]	100%	1978	4.70	4,840	100%
8555 Katc 4-story	Fee	[3]	100%	1985	5.42	75,545	100%
3520 Commerce Crossing	Fee		100%	1976	2.69	30,900	72%
Park 100 Bldg 110	Fee		50%[1]	1987	4.70	35,700	7%
One North Capitol	Fee	[4]	100%	1980	0.34	161,984	90%
Park 100 Bldg 116	Fee		100%	1988	5.28	35,713	100%
Park 100 Bldg 118	Fee		100%	1988	6.50	35,700	46%
Park 100 Bldg 119	Fee		100%	1989	6.50	53,300	100%
Park 100 Bldg 124	Fee		50%[1]	1992	3.88	48,000	100%
Park 100 Bldg 132	Fee		100%	1997	4.40	27,600	100%
Woodland Corporate Park I	Fee		100%	1998	6.00	77,186	100%
Woodland Corporate Park II	Fee		100%	1999	5.25	61,700	92%
One Parkwood	Fee		100%	1989	5.93	109,170	97%
Two Parkwood	Fee		100%	1996	5.96	94,177	91%
Three Parkwood	Fee		100%	1997	6.24	122,839	100%
Four Parkwood	Fee		100%	1998	5.90	133,086	96%
Five Parkwood	Fee		100%	1999	3.37	133,758	100%
Six Parkwood	Fee		100%	2000	6.10	199,284	94%
Seven Parkwood	Fee		50%[1]	2000	4.40	89,259	94%
Software Artistry	Fee		100%	1997	6.90	108,273	100%
Woodland Corporate Park III	Fee		100%	1999	6.03	65,500	98%
Woodland Corporate Park IV	Fee		100%	2000	6.40	91,067	100%
Two Woodfield Crossing	Fee		100%	1987	7.50	119,552	74%
Three Woodfield Crossing	Fee		100%	1989	13.30	259,777	87%

Bloomington, MN
Alpha Business Ctr I&II	Fee		100%	1980	2.93	41,581	88%
Norman Center 2	Fee		100%	1970	6.23	62,301	100%
Norman Center 4	Fee		100%	1967	4.27	45,332	100%
Norman Pointe I	Fee		100%	2000	4.00	210,000	28%

Burnsville, MN
Professional Plaza I	Fee		100%	1986	2.80	38,033	88%

Edina, MN
Pakwa III	Fee		100%	1979	1.67	19,978	90%

Golden Valley, MN
Edina Realty	Fee		100%	1965	1.93	24,080	100%
5075 Building	Fee		100%	1965	3.41	42,479	36%
Tyrol West	Fee		100%	1968	2.98	37,098	76%

Minnetonka, MN
10801 Red Circle Dr.	Fee		100%	1977	4.00	60,078	100%

Plymouth, MN
Westpoint Business Ctr	Fee		100%	1978	1.28	16,708	100%

St. Louis Park, MN
5219 Building	Fee		100%	1965	0.73	9,141	90%
North Plaza	Fee		100%	1966	2.26	28,693	94%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
1600 Tower	Fee	100%	2000	3.00	248,541	54%
South Plaza	Fee	100%	1966	2.68	33,370	80%
Travelers Express Tower	Fee	100%	1987	5.40	237,643	85%

Creve Couer, MO
Twin Oaks	Fee	100%	1995	5.91	85,070	100%

Earth City, MO
3322 NGIC	Fee	100%[4]	1987	6.61	112,000	100%

Maryland Heights, MO
Riverport Tower	Fee	100%	1991	20.40	317,891	67%
Express Scripts HQ	Fee	100%	1999	11.40	141,774	100%

St. Louis, MO
3300 Pointe 70	Fee	100%[4]	1989	6.61	104,583	100%
Laumeier I	Fee	100%	1987	4.26	114,037	100%
Laumeier II	Fee	100%	1988	4.64	113,308	99%
Laumeier IV	Fee	100%	1987	2.24	61,340	67%
500-510 Maryville Centre	Fee	100%	1984	9.27	165,544	91%
530 Maryville Centre	Fee	100%	1990	5.31	107,962	98%
550 Maryville Centre	Fee	100%	1988	4.55	97,106	95%
635-645 Maryville Centre	Fee	100%	1987	8.78	151,564	98%
655 Maryville Centre	Fee	100%	1994	6.26	93,527	100%
540 Maryville Centre	Fee	100%	1990	5.23	107,972	89%
625 Maryville Centre	Fee	49%[1]	1994	6.26	104,990	83%
520 Maryville Centre	Fee	100%	1998	5.30	115,453	100%
700 Maryville Centre	Fee	100%	1999	5.70	215,564	100%
533 Maryville Centre	Fee	100%	2000	5.44	125,296	100%
555 Maryville Centre	Fee	100%	2000	5.43	127,082	34%
Westmark	Fee	100%	1987	6.95	132,736	100%
Westport Place	Fee	100%	1999	6.03	94,006	100%
Westview Place	Fee	100%	1988	2.69	124,381	90%

Cary, NC
One Gateway Centre	Fee	[6]	2001	5.85	75,528	44%
Two Gateway Centre	Fee	[6]	2001	5.90	70,340	0%
200 Regency Forest Dr.	Fee	100%	1999	16.94	102,561	100%
100 Regency Forest Dr.	Fee	100%	1997	11.90	103,597	99%
Regency Forest III	Fee	100%	2000	8.47	109,570	100%
6501 Weston Parkway	Fee	100%	1996	8.52	93,990	100%

Chapel Hill, NC
Governors Village	Fee	100%	2000	3.88	54,400	36%

Morrisville, NC
2400 Perimeter Park Dr.	Fee	100%	1999	5.50	59,629	100%
1400 Perimeter Park Drive	Fee	100%	1991	3.33	44,916	100%
1500 Perimeter Park Drive	Fee	100%	1996	5.47	79,745	100%
1600 Perimeter Park Drive	Fee	100%	1994	5.70	94,897	75%
1800 Perimeter Park Drive	Fee	100%	1994	3.94	54,434	88%
2000 Perimeter Park Drive	Fee	100%	1997	4.25	55,906	100%
1700 Perimeter Center West	Fee	100%	1997	5.08	77,239	100%
3900 N. Paramount Parkway	Fee	100%	1998	5.88	100,987	100%
3900 S.Paramount Pkwy	Fee	100%	2000	5.88	119,170	100%
5200 East Paramount	Fee	100%	1999	12.19	154,853	100%
3500 Paramount Pkwy	Fee	100%	1999	3.36	61,603	100%
5200 West Paramount	Fee	100%	2000	12.36	160,747	100%

Raleigh, NC
5520 Capital Ctr Dr	Fee	100%	1993	3.67	37,630	100%
801 Jones Franklin Rd	Fee	100%	1995	4.09	69,217	71%
Brook Forest I	Fee	100%	2000	4.88	65,721	36%
Crabtree Overlook	Fee	100%	2000	8.70	154,475	35%

Beachwood, OH
One Corporate Exchange	Fee	100%	1989	5.30	88,376	97%
Corporate Place	Fee	100%	1988	4.50	85,845	92%

Blue Ash, OH
Alliance Woods	Fee	100%	2000	7.10	190,733	68%
Huntington Bank Building	Fee	100%	1986	0.94	3,235	100%
Lake Forest Place	Fee	100%	1985	13.50	217,264	92%
Westlake Center	Fee	100%	1981	11.76	179,850	88%

Cincinnati, OH
One Ashview Place	Fee	100%	1989	6.88	120,924	76%
Blue Ash Office Ctr VI	Fee	100%	1989	2.96	36,138	59%

Project Name/ Location	Ownership Interest		Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Zussman Bldg	Fee	[5]	100%	1986	0.69	90,127	95%
312 Elm	Fee		100%	1992	1.10	378,786	84%
Executive Plaza I	Fee		100%	1980	5.83	88,481	75%
Executive Plaza II	Fee		100%	1981	5.02	88,885	100%
Executive Plaza III	Fee		100%	1998	5.60	89,341	94%
Dun & Bradstreet Bldg	Fee		100%	1972	8.34	38,000	100%
8790 Governor’s Hill	Fee		100%	1985	5.00	58,177	67%
8800 Governor’s Hill	Fee		100%	1985	2.13	28,700	82%
8600 Governor’s Hill	Fee		100%	1986	10.79	202,106	100%
Kenwood Executive Center	Fee		100%	1981	3.46	54,207	75%
8230 Kenwood Commons	Fee		75%[1]	1986	2.09	46,145	98%
8280 Kenwood Commons	Fee		75%[1]	1986	2.09	46,434	83%
Kenwood MOB	Fee		100%	1999	7.50	80,074	100%
Pfeiffer Woods	Fee		100%	1998	11.30	116,364	100%
Pfeiffer Place	Fee		100%	2001	8.05	157,566	52%
312 Plum	Fee		100%	1987	0.69	230,489	98%
Remington Park Bldg A	Fee		100%	1982	3.20	38,473	100%
Remington Park Bldg B	Fee		100%	1982	3.20	38,278	52%
Triangle Office Park	Fee		100%	1965/1985	15.64	172,650	82%

Columbus, OH
One Easton Oval	Fee		100%	1998	7.69	125,031	100%
Two Easton Oval	Fee		100%	1996	7.66	128,690	100%
Easton Way One	Fee		100%	2000	5.12	106,765	100%
Easton Way Two	Fee		100%	2001	5.17	114,548	0%
1000 Polaris Parkway	Fee		100%	1992	8.42	72,588	100%

Dublin, OH
Metrocenter III	Fee		100%	1983	5.91	75,342	92%
Scioto Corporate Center	Fee		100%	1987	7.58	57,242	90%
Qwest	Fee		100%	1990	13.00	164,639	100%
Sterling 1	Fee		100%	1990	7.66	106,300	100%
4700 Lakehurst Ct.	Fee		100%	1994	3.86	49,809	84%
Sterling 2	Fee		100%	1995	3.33	57,660	100%
John Alden Life Ins.	Fee		100%	1995	6.51	104,016	92%
5555 Glendon Court	Fee		100%	1995	10.95	132,939	100%
Sterling 3	Fee		100%	1996	3.56	64,500	100%
Compmanagement	Fee		100%	1997	5.60	68,700	100%
Sterling 4	Fee		100%	1998	3.10	94,219	100%
Xerox Bldg-5555 Parkcenter Cir	Fee		100%	1992	6.09	84,167	100%
Parkwood Place	Fee		100%	1997	9.08	156,000	100%
Nationwide	Fee		100%	1996	17.90	315,102	100%
Emerald II	Fee		100%	1998	3.21	45,716	76%
Atrium II, Phase I	Fee		100%	1997	11.04	145,064	93%
Atrium II, Phase II	Fee		100%	1998	10.42	145,512	95%
Blazer I	Fee		100%	1999	5.65	71,491	100%
Parkwood II	Fee		100%	2000	8.98	164,900	100%
Blazer II	Fee		100%	2000	5.93	85,082	93%
Emerald III	Fee		100%	2001	8.17	128,280	26%

Independence, OH
Corporate Plaza I	Fee		100%	1989	6.10	112,907	88%
Corporate Plaza II	Fee		100%	1991	4.90	103,834	96%
Freedom Square I	Fee		100%	1980	2.59	40,710	93%
Freedom Square II	Fee		100%	1987	7.41	116,665	98%
Freedom Square III	Fee		100%	1997	2.00	71,025	100%
Oak Tree Place	Fee		100%	1979/1995	5.00	70,906	98%
Park Center Bldg I	Fee		100%	1998	6.68	135,542	97%
Park Center Bldg 2	Fee		100%	1999	6.67	142,150	97%
Park Center Bldg 3	Fee		100%	2000	6.67	133,958	48%

Mason, OH
Deerfield Crossing Bldg 1	Fee		100%	1999	8.50	159,624	97%
Deerfield Crossing Bldg 2	Fee		100%	2001	7.50	159,624	83%
Governor’s Pointe 4770	Fee		100%	1986	4.50	76,037	87%
Governor’s Pointe 4705	Fee		100%	1988	7.50	142,027	100%
Governor’s Pointe 4605	Fee		100%	1990	8.00	178,725	100%
Governor’s Pointe 8990	Fee		100%	1997	5.00	78,240	100%
Governor’s Pointe 4660	Fee		100%	1997	4.65	76,902	89%
Governor’s Pointe 4680	Fee		100%	1998	9.80	128,355	96%

Mayfield Heights, OH
Landerbrook Corp. Center I	Fee		100%	1997	8.00	112,886	99%
Landerbrook Corp. Center II	Fee		100%	1998	5.74	103,300	42%
Landerbrook Corp. Center III	Fee		100%	2000	6.17	103,311	0%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Milford, OH
Park 50 Bldg 17	Fee	100%	1985	8.19	70,644	89%

New Albany, OH
Express Med	Fee	50%[1]	1998	8.81	103,606	100%
Novus Services, Inc.	Fee	100%	1999	51.70	326,481	100%
6525 Campus Oval	Fee	100%	1999	4.40	66,575	100%

North Olmsted, OH
Great Northern Corp Center I	Fee	100%	1985	5.33	99,260	94%
Great Northern Corp Center II	Fee	100%	1987	5.32	104,402	97%
Great Northern Corp Center III	Fee	100%	1999	1.80	68,000	93%

Pepper Pike, OH
Corporate Circle	Fee	100%	1983	6.65	120,475	74%

Seven Hills, OH
Rock Run - North	Fee	100%	1984	5.00	62,565	99%
Rock Run - Center	Fee	100%	1985	5.00	62,223	100%
Rock Run - South	Fee	100%	1986	5.00	62,989	88%

Westerville, OH
Liebert	Fee	100%	1999	5.65	67,657	100%

Brentwood, TN
Creekside Crossing One	Fee	100%	1997	5.35	117,382	99%
Creekside Crossing Two	Fee	100%	1999	5.35	116,390	92%

Franklin, TN
341 Cool Springs Blvd	Fee	100%	1999	18.18	87,790	86%

Nashville, TN
Three Lakeview	Fee	100%	1999	7.11	149,700	67%
One Lakeview Place	Fee	100%	1986	6.46	114,972	67%
Two Lakeview Place	Fee	100%	1988	6.45	114,586	59%
545 Mainstream Dr.	Fee	100%	1983	8.91	86,676	86%

Plano, TX
Metasolv Building Phase I	Fee	100%	1997	9.56	52,000	100%
Metasolv Building Phase II	Fee	100%	1999	4.17	100,000	100%

Retail

Alpharetta, GA
11835 Alpharetta Highway	Fee	100%	1994	2.25	15,000	100%

Atlanta, GA
2071 N. Druid Hills Drive	Fee	100%	1968	0.59	4,115	100%

Carmel, IN
Hamilton Crossing Retail Bldg 1	Fee	100%	1999	9.00	82,374	96%

Indianapolis, IN
First Indiana Branch	Fee	100%	1988	1.00	2,400	100%
Park 100 Bldg 121	Fee	100%	1989	2.27	19,716	70%

Florence, KY
Sofa Express	Fee	100%	1997	1.78	20,250	100%

Cincinnati, OH
Fountain Place	Fee	14%[1]	1997	1.98	206,315	100%

Mason, OH
Bigg’s Supercenter	Fee	100%	1996/1998	14.00	198,940	100%
Lowes	Fee	100%	1997/1999	17.90	161,397	91%

Woodlawn, OH
Glenwood Crossing	Fee	100%	1999	14.06	34,885	100%
	Total In-Service			6,637.39	102,892,455	89%

Under Development

Industrial

Orlando, FL
Lee Vista Distrib. Center III	Fee	100%	2001	7.75	101,290	0%

Suwanee, GA
United Stationers BTS	Fee	50%[1]	2002	35.86	600,674	100%
90 Horizon Drive Expansion	Fee	50%[1]	2001	0.00	8,400	100%

Bolingbrook, IL
555 Joliet Road	Fee	100%	1967/2002	17.62	404,052	96%

Carol Stream, IL
Carol Stream Building 3	Fee	50%[1]	2002	13.19	305,094	0%

Project Name/ Location	Ownership Interest	Partnership’s Interest	Year Constructed/ Expanded	Land Area (Acres)	Net Rentable Area (Sq. Ft.)	Percent Leased 12/31/2001
Indianapolis, IN
Park Fletcher Bldg 41	Fee	50%[1]	2001	7.74	86,400	0%
Park Fletcher Bldg 42	Fee	50%[1]	2001	11.58	281,461	0%

Plainfield, IN
Plainfield Building 3	Fee	100%	2001	36.50	600,000	0%

St. Louis, MO
Lakeside Crossing I	Fee	100%	2001	3.33	38,850	0%
Lakeside Crossing 3	Fee	100%	2001	8.66	106,995	47%
Southridge Business Center	Fee	100%	2002	7.76	75,000	0%

Glenwillow, OH
Emerald Valley Bldg 2	Fee	100%	2001	10.20	144,000	0%

Solon, OH
Fountain Parkway Bldg 3	Fee	100%	2001	8.33	100,000	100%

Nashville, TN
Airpark East-Eagle Bldg	Fee	100%	2001	13.96	122,500	61%

Carrollton, TX
Eisenhower Distribution Center	Fee	50%[1]	2001	10.32	198,900	0%

Office

Brandon, FL
Regency II	Fee	100%	2001	5.67	58,210	100%

Lake Mary, FL
Northpoint IV	Fee	100%	2002	8.11	118,402	0%

Sunrise, FL
Sawgrass Pointe	Fee	100%	2001	16.96	235,890	0%

Weston, FL
Beacon Pointe at Weston Ph III	Fee	50%[1]	2001	5.82	97,178	0%

Duluth, GA
Huntcrest III	Fee	50%[1]	2001	9.50	132,533	0%

Warrenville, IL
Lakeview at Cantera	Fee	100%	2001	11.82	165,000	0%

Indianapolis, IN
Woodland Corporate Park V	Fee	100%	2002	10.00	120,000	100%

Morrisville, NC
2450 Perimeter Park	Fee	100%	2001	5.29	57,160	62%

Raleigh, NC
Spring Forest Business Ctr III	Fee	100%	2002	3.00	40,769	63%

Dublin, OH
Nationwide Bldg A	Fee	100%	2001	22.65	401,683	100%

Retail

Florence, KY
Turfway Crossing	Fee	100%	2001	8.18	100,773	78%
	Total Under Development			299.80	4,701,214	41%

	Total In-Service and Under Development			6,937.19	107,593,669	87%

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

[6] This building is owned by a partnership in which the Partnership’s ownership percentage will be between 60 and 65%.  The Partnership will receive a 12% preferred return on its equity, with any excess cash flow received in accordance  with the ownership interest.

Item 3.  Legal Proceedings

The Partnership is not party to any claims or litigation that it believes the results, individually or in the aggregate, will have a material adverse affect on its business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the General Partner during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the General Partner

Howard L. Feinsand, age 54.  Mr. Feinsand has served as the General Partner’s Executive Vice President, Acquisitions/Disposition, and General Counsel since 1999.  He directs the Partnership’s acquisition and disposition activities and oversees its legal department.  Mr. Feinsand has served on the General Partner’s Board of Directors since 1988 and has served on the Duke Investment Committee since 1999.  From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd.  From 1995 until 1996, he was Managing Director of Citicorp North America, Inc.  He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc., an aircraft leasing company, from 1989 to 1995.

Robert M. Chapman, age 48.  Mr. Chapman has served as the General Partner’s Executive Vice President, Southern Region, since 2000. He is responsible for the Partnership ‘s Atlanta, Orlando, Tampa, Raleigh and Dallas property portfolios.  Mr. Chapman was previously the General Partner’s Executive Vice President of the Atlanta/Texas region from 1999 to 2000, and its Executive Vice President of Acquisitions and Dispositions from 1997 to 1999. Before joining the Partnership in 1997, he served as Senior Vice President and Portfolio Manager for The RREEF Funds. Prior to that, Mr. Chapman was employed by Gerald Hines Interests and Lincoln Property Company.

Darell E. Zink, Jr., age 55  Mr. Zink joined the General Partner in 1982.  He is the Executive Vice President and Chief Financial Officer of the General Partner and is responsible for all accounting, administrative and financial reporting functions for the General Partner and the Partnership. He is a Director of the General Partner and has served on the Duke Investment Committee for 24 years.

Thomas L. Hefner, age 55.  Mr. Hefner has been Chairman of the General Partner since 1998, and its Chief Executive Officer since 1993. He joined the General Partner’s predecessor, Duke Associates, as Managing General Partner in 1981 and became President and Chief Executive Officer of the General Partner Investments, Inc. in 1993. Mr. Hefner is a member of the Board of Governors of the National Association of Real Estate Investments Trust, the Board of Directors of the Central Indiana Corporate Partnership, the Board of Directors of the Nature Conservancy of Indiana, the Dean’s Advisory Council of Purdue University’s Krannert School of Business and the Board of Directors of Project e.

Richard W. Horn, age 44.  Mr. Horn has been President of the General Partner since July 2000.  From 1997 to 1999, he was the General Partner’s Executive Vice President, Office. In this role, he was responsible for oversight of the Partnership’s office properties. From 1999 to 2000, Mr. Horn was the General Partner’s Executive Vice President of the Midwest Office, and from 1995 to 1997, he served as its Vice President of Acquisitions. Mr. Horn joined the Partnership as a leasing representative in 1984 and later served as Marketing Director for the Partnership ‘s Cincinnati, Ohio properties. In 1988, he was named Vice President of Michigan and Tennessee Operations and in 1993 he became Vice President of Acquisitions.

Gary A. Burk, age 50.  Mr. Burk is Executive Vice President of the General Partner, responsible for its construction operations. Since 1984, he has been responsible for directing all of the Partnership’s construction operating units, including pre-construction services, project management, field operations, tenant finish and other construction services throughout the Midwest and Southeast.  Mr. Burk has 27 years of construction and management experience.

Dennis D. Oklak, age 48.  Mr. Oklak has been Executive Vice President and Chief Administrative Officer of the General Partner since 1997.  In this role, he supervises the accounting and tax activities and also the information technology, human resources and tenant services.  From 1993 to 1997, he served as the General Partner’s Vice President and Treasurer.  Mr. Oklak joined the General Partner in 1986 as Tax Manager and was later named Controller of the Partnership’s development companies before being named Vice President and Treasurer. In that position, he served as the Chief Accounting Officer with responsibility for financial reporting in public offerings of securities, assisting the vice presidents of each business unit with deal structuring and supervising all financial aspects of the Partnership.

William E. Linville, III, age 47.  Mr. Linville has been Executive Vice President, Midwest Region, for the General Partner since March 2001. In this role, he has responsibility for the Partnership’s Indiana, Columbus, Cleveland, Cincinnati, Minneapolis and St. Louis operations. From 1994 until March 2001, Mr. Linville led the Partnership ‘s Midwest Industrial Group. In that role, he oversaw the creation, development and operations of nearly 50 development parks across the Midwest.  He originally joined the Partnership in 1987 as head of its Indiana Industrial Group.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. As of March 1, 2002, there were 11,053 record holders of Common Units.

On January 31, 2002, the Partnership declared a quarterly cash distribution of $0.45 per Common Unit payable on February 28, 2002, to Common Unitholders of record on February 12, 2002.

Quarter Ended	2001 Distributions per Common Unit	2000 Distributions per Common Unit
December 31	$.45	$.43
September 30.45		.43
June 30.43		.39
March 31.43		.39

Item 6.  Selected Consolidated Financial Data

The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 2001. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2001	2000	1999	1998	1997
Results of Operations:
Revenues:
Rental Operations	$723,349	$711,826	$535,563	$348,625	$229,702
Service Operations	80,459	82,799	54,031	24,716	22,378
Total Revenues	$803,808	$794,625	$589,594	$373, 341	$252,080

Net Income Available for Common Units	$262,430	$245,029	$159,447	$103,112	$72,780

Per Unit Data:
Net Income per Common Unit:
Basic	$1.77	$1.68	$1.33	$1.13	$.98
Diluted	1.75	1.66	1.32	1.12	.97
Dividends paid per Common Unit	1.76	1.64	1.46	1.28	1.10
Weighted Average Common Units Outstanding	147,961	145,906	119,467	91,576	74,142
Weighted Average Common and Dilutive Potential Common Units	151,710	147,441	120,511	92,468	74,993

Balance Sheet Data (at December 31):

Total Assets	$5,330,246	$5,461,233	$5,487,284	$2,854,062	$2,177,174
Total Debt	1,814,856	1,973,215	2,113,476	1,007,317	720,119
Total Preferred Equity	583,419	689,216	690,340	348,366	218,906
Total Partners’ Equity	3,176,232	3,147,598	3,101,989	1,677,988	1,324,780
Total Common Units Outstanding	148,438	146,911	144,803	96,853	87,054
Other Data:
Funds From Operations (1)	$395,693	$365,129	$267,243	$174,829	$118,828
Cash Flow Provided by (Used by):
Operating activities	$432,668	$449,390	$316,286	$220,529	$158,776
Investing activities	9,500	(97,752)	(740,847)	(703,575)	(597,015)
Financing activities	(470,915)	(330,952)	436,449	479,300	443,265

(1)               Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Partnership’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those related to the Partnership’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; continued qualification as a real estate investment trust; competition for tenants; increases in real estate construction costs; interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments. The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Partnership’s control. The Partnership undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Partnership to predict all such factors. Further, the Partnership cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Partnership’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties located in its primary markets. This rental income is substantially influenced by the supply and demand for the Partnership’s rental space in its primary markets. In addition, the Partnership’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio. The Partnership’s strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

For the year ended December 31, 2001, the Partnership’s rental revenue grew by only 2%, substantially below historical trends. This slowdown in growth resulted from a combination of a slower economy reducing overall portfolio occupancy and the sale of over $500 million of assets in 2001, which was used primarily to pay down debt. While these events have affected growth and related rental income, the Partnership has excellent liquidity and financial flexibility (See additional discussion under Liquidity and Capital Resources). With a debt to market capitalization ratio of 29.5% and only $120 million drawn on its $650 million unsecured lines of credit as of December 31, 2001, the Partnership is well positioned to make future opportunistic real estate investments. Additionally, the Partnership has experienced continued demand for third party construction services through its Service Operations and has significantly lowered its corporate general and administrative expenses to offset the reductions in rental income.

As noted above, the Partnership’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties. The following highlights the areas of Rental Operations that the Partnership considers critical for future revenue growth (all square footage totals and occupancy percentages reflect 100% of both wholly-owned properties and properties in joint ventures that the Partnership has ownership interests):

Same Property Performance: The Partnership tracks same property performance, which compares those properties that were in-service for all of a two-year period. In 2001, net operating income from the same property portfolio increased 4.4% over 2000, compared to 4.2% growth in 2000 over 1999.

Occupancy Analysis: The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of December 31, 2001 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
	2001	2000	2001	2000	2001	2000
Type
Industrial
Service Centers	13,833	13,519	13.4%	13.4%	88.7%	92.3%
Bulk	64,786	63,454	63.0%	62.8%	89.4%	94.6%
Office	23,528	21,505	22.9%	21.3%	86.0%	91.3%
Retail	745	2,484	0.7%	2.5%	96.8%	97.8%
Total	102,892	100,962	100%	100.0%	88.6%	93.6%

Lease Expiration: The following table reflects the Partnership’s in-service lease expiration schedule as of December 31, 2001, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Dollars	%	Square Feet	Dollars	Square Feet	Dollars	Square Feet	Dollars
2002	9,498	$58,246	9%	7,938	$39,695	1,550	$18,402	10	$149
2003	9,907	64,680	10%	7,865	38,590	2,042	26,090	—	—
2004	11,309	76,915	12%	8,719	41,831	2,567	34,677	23	407
2005	13,769	93,325	15%	10,918	51,884	2,813	40,939	38	502
2006	11,841	81,689	12%	9,324	45,670	2,510	35,910	7	109
2007	6,838	50,778	8%	5,173	27,561	1,633	22,775	32	442
2008	5,943	38,441	6%	4,725	21,687	1,199	16,464	19	290
2009	5,902	36,668	6%	4,755	20,122	1,128	16,177	19	369
2010	5,571	44,521	7%	3,908	18,511	1,644	25,696	19	314
2011	4,652	41,115	7%	3,360	20,590	1,276	20,280	16	245
2012 and Thereafter	5,941	47,985	8%	3,524	15,875	1,879	28,085	538	4,025
	91,171	$634,363	100%	70,209	$342,016	20,241	$285,495	721	$6,852
Total Portfolio Square Feet	102,892			78,619		23,528		745
Percent Occupied	88.61%			89.30%		86.03%		96.78%

Future Development: The Partnership also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 4.7 million square feet of properties under development at December 31, 2001. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held for Rental:

1st Quarter 2002	1,326	13%	$83,637	10.5%
2nd Quarter 2002	2,011	22%	87,117	11.1%
3rd Quarter 2002	—	—	—	—
Thereafter	120	100%	12,352	11.7%
	3,457	21%	$183,106	10.9%
Held for Sale:

1st Quarter 2002	402	100%	$33,439	10.9%
2nd Quarter 2002	241	84%	20,205	11.7%
3rd Quarter 2002	601	100%	8,230	10.1%
Thereafter	—	—	—	—
	1,244	97%	$61,874	11.0%
Total	4,701	41%	$244,980	10.9%

Lease Renewals:  The Partnership renewed 70.1 percent of leases up for renewal in 2001, totaling 7.4 million square feet on which it attained an 11.6 percent growth in net effective rent.  This compares to renewals of 76.8 percent in 2000, totaling 8.9 million square feet and 7.4 percent growth in net effective rent.

Results of Operations

A summary of the Partnership’s operating results and property statistics for each of the years in the three-year period ended December 31, 2001, is as follows (in thousands, except number of properties and per unit amounts):

	2001	2000	1999
Rental Operations revenues	$723,349	$711,826	$535,563
Service Operations revenues	80,459	82,799	54,031
Earnings from Rental Operations	257,701	226,352	195,394
Earnings from Service Operations	35,115	32,760	17,872
Operating income	277,257	237,968	196,710
Net income available for common units	$262,430	$245,029	$159,447

Weighted average common units outstanding	147,961	145,906	119,467

Weighted average common and dilutive potential common units	151,710	147,441	120,511

Basic net income per common unit	$1.77	$1.68	$1.33
Diluted net income per common unit	$1.75	$1.66	$1.32

Number of in-service properties at end of year	888	913	865
In-service square footage at end of year	102,892	100,962	92,502
Under development square footage at end of year	4,701	8,056	9,876

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Rental Operations

Rental Operations revenue increased to $723.3 million from $711.8 million for the year ended December 31, 2001, compared to the same period in 2000. Rental Operations revenue is driven by rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income decreased from $697.3 million in 2000 to $692.0 million in 2001. This decrease is the result of an overall decrease in occupancy of in-service properties from 93.6 percent at December 31, 2000, to 88.6 percent at December 31, 2001. Also contributing to the decline in Rental Income is the effects of the Partnership’s property dispositions. During 2000 and 2001, the Partnership sold approximately $1 billion of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period were leased at lower percentages and, therefore, the Partnership realized less rental income. The effects of the decreased occupancy and property sales were somewhat mitigated by the Partnership recognizing $17.5 million of lease termination fees in 2001, compared to $7.0 million in 2000.

Equity in earnings increased from $14.6 million in 2000 to $31.4 million for 2001.  This increase is mainly the result of the Partnership selling a significant number of properties to two 50% owned joint ventures in the fourth quarter of 2000. The Partnership recognized $14.8 million of additional equity in earnings in 2001 associated with these two ventures.

The following is a summary of the Partnership’s in-service portfolio since January 1, 2000:

	Buildings	Square Feet (in thousands)
Properties owned as of:

January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Contributions from joint venture partners	24	3,331
Dispositions	(53)	(6,586)

December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892

Rental and real estate tax expenses increased in 2001 over 2000 generally due to increasing operating costs of the Partnership’s properties. These increases were mitigated by the timing of sales of properties throughout the year.

The $20.1 million decrease in interest expense is primarily attributable to lower outstanding balances on the Partnership’s lines of credit associated with the financing of the Partnership’s investment and operating activities. The Partnership has maintained a significantly lower balance on its lines of credit throughout 2001 compared to 2000, as a result of its property dispositions proceeds used to fund future development, combined with a lower development level as a result of the slower economy. Additionally, the Partnership paid off $128.5 million of secured mortgage loans throughout 2001, as well as an $85 million unsecured term loan. These decreases were partially offset by an increase in interest expense on unsecured debt as a result of the Partnership issuing $175.0 million of debt in February 2001, as well as a decrease in the amount of interest capitalized in 2001 versus 2000, due to the decrease in development activity by the Partnership.

As a result of the above-mentioned items, earnings from Rental Operations increased $31.3 million from $226.4 million for the year ended December 31, 2000, to $257.7 million for the year ended December 31, 2001.

Service Operations

Service Operations revenues decreased from $82.8 million for the year ended December 31, 2000, to $80.5 million for the year ended December 31, 2001. The Partnership experienced a decrease of $4.3 million in net general contractor revenues from third party jobs due to a decrease in the volume of construction in 2001, compared to 2000, as well as slightly lower profit margins. This decrease is the effect of businesses delaying or terminating plans to expand in the wake of the slowed economy as noted above in the Business Overview section.

Property management, maintenance and leasing fee revenues decreased approximately $2.7 million due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001 (see discussion below).

Construction management and development activity income represent construction and development fees earned on projects where the Partnership acts as the construction manager, and profits from the Partnership’s held for sale program whereby the Partnership develops a property in DCLP, and, upon completion, sells the property to a third party. The increase in revenues of $2.2 million in 2001 is primarily due to an increase in profits on the sale of properties from the held for sale program.

Other income increased approximately $2.4 million in 2001 over 2000, due to a $1.8 million gain the Partnership recognized on the sale of its landscape business in the third quarter of 2001. The sale of the landscape business resulted in a total net profit of over $9 million after deducting all related expenses. This gain will be recognized in varying amounts over the next seven years due to the Partnership’s on-going contract to provide future services to the buyer.

Service Operations expenses decreased by $4.7 million for the year ended December 31, 2001, compared to the same period in 2000, as the Partnership reduced total overhead costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity. The primary savings were experienced in employee salary and related costs due to personnel reductions and reduced overhead costs from the sale of the landscaping business.

As a result, earnings from Service Operations increased from $32.8 million for the year ended December 31, 2000, to $35.1 million for the year ended December 31, 2001.

General and Administrative Expense

General and Administrative Expense decreased from $21.1 million in 2000 to $15.6 million for the year ended December 31, 2001, due to overhead cost reduction efforts. In late 2000 and continuing throughout 2001, the Partnership introduced several cost cutting measures to reduce the amount of overhead, including headcount reduction, centralization of responsibilities and streamlining of employee costs such as travel and entertainment.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment allowance, is comprised of the following amounts in 2001 and 2000:

	2001	2000
Gain on sales of depreciable properties	$45,428	$52,067
Gain on land sales	5,080	9,165
Impairment allowance	(4,800)	(540)

Total	$45,708	$60,692

Gain on sales of depreciable properties represent sales of previously held for investment rental properties. Beginning in 2000 and continuing into 2001, the Partnership has pursued favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives. In conjunction with this disposition strategy, included in net real estate investments are 12 buildings with a net book value of $122.8 million that were classified as held for sale by the Partnership at December 31, 2001. The Partnership expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

The Partnership recorded a $4.8 million asset impairment adjustment in 2001 on a single property that is expected to be sold in early 2002. The Partnership has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made as of December 31, 2001.  The Partnership will evaluate its in-service portfolio on a continuing basis.

Other expense for the year ended December 31, 2001, includes a $1.4 million expense related to an interest rate swap that does not qualify for hedge accounting under FASB SFAS 133.

Net Income Available for Common Units

Net income available for common units for the year ended December 31, 2001, was $262.4 million compared to $245.0 million for the year ended December 31, 2000. This increase results primarily from the operating result fluctuations in Rental and Service Operations and earnings from sales of real estate assets explained above.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Rental Operations

Rental Operations revenue increased to $711.8 million from $535.6 million for the year ended December 31, 2000, compared to the same period in 1999.  This increase is primarily due to the increase in the number of in-service properties during the respective periods.  As of December 31, 2000, the Partnership had 913 properties in service compared to 865 properties at December 31, 1999. The following is a summary of the Partnership’s acquisition and development activity since January 1, 1999:

	Buildings	Square Feet (in thousands)
Properties owned as of:

January 1, 1999	453	52,028
Weeks merger	335	28,569
Acquisitions	30	2,867
Developments placed in service	68	10,928
Dispositions	(21)	(1,890)

December 31, 1999	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture partners	24	3,331

December 31, 2000	913	100,962

Rental property, real estate tax and depreciation and amortization expenses increased for the year ended December 31, 2000, compared to the same period in 1999, due to the increase in the number of in-service properties during the respective periods.

The $47.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Partnership’s investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Partnership’s lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $31.0 million from $195.4 million for the year ended December 31, 1999, to $226.4 million for the year ended December 31, 2000.

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

General and Administrative Expense

General and Administrative Expense increased from $16.6 million in 1999 to $21.1 million for the year ended December 31, 2000, due to an increase in corporate expenses associated with overall growth of the Partnership and effects of a full year’s operations resulting from the merger with Weeks Corporation in July 1999.

Other Income and Expenses

Interest income increased from $2.7 million for the year ended December 31, 1999, to $6.9 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $3.6 million.

The Partnership has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Partnership, which resulted in net sales proceeds of $413.8 million and a net gain of $60.7 million for the year ended December 31, 2000. In conjunction with this disposition strategy, included in net real estate investments are 28 buildings with a net book value of $112.0 million that were classified as held for sale by the Partnership at December 31, 2000.

Net Income Available for Common Units

Net income available for common units for the year ended December 31, 2000 was $245.0 million compared to $159.4 million for the year ended December 31, 1999. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from sales of real estate assets explained above.

Summary of Critical Accounting Policies

Management of the Partnership considers the following accounting policies to be critical to the reported operations of the Partnership:

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

Investments in entities that the Partnership does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies. Control is demonstrated by the ability of the Partnership to manage day-to-day operations, refinance debt and sell the assets of the Partnership without the consent of the limited partner and inability of the limited partner to replace the Partnership.

Real Estate Investments

All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

The Partnership evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

Service Operations Revenue

The Partnership recognizes income on long-term construction contracts on the percentage of completion method. Using this method, profits are recorded on the basis of the Partnership’s estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the estimated earnings is accrued on the basis of the Partnership’s estimates of the percentage of completion based on contract expenditures incurred and work performed.

Valuation of Receivables

The Partnership is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Partnership performs credit review and analysis on all tenants and all significant leases before they are executed. The Partnership evaluates the collectibility of outstanding receivables and records allowances as appropriate.

Liquidity and Capital Resources

Financial Flexibility

During 2000 and continuing into 2001, the real estate industry experienced a reduced supply of new common equity capital, which generally decreased the level of new investment activity by real estate companies. While the General Partner and the Partnership have been subject to these capital market conditions, management believes the Partnership’s financial and liquidity position is strong. Over the years, the Partnership has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management’s view, this should provide a competitive advantage in the current capital constrained market over many of its competitors. Following are three key indicators that demonstrate the overall strength of the Partnership’s financial position.

First, the Partnership believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund necessary requirements. The Partnership believes that this cash based revenue stream is properly aligned with revenue recognition as cash receipts for rental properties are generally received in a short time following the actual revenue recognition. The Partnership is subject to risks of decreased occupancy due to market conditions as well as tenant defaults and bankruptcies.  However, management believes that these risks are mitigated by the Partnership’s strong market presence in most of its locations and the fact that the Partnership performs in-house credit review and analysis on all tenants and all significant leases before they are executed. This latter point is supported by the fact that in 2001, the Partnership’s bad debt expense totaled only one-half of one percent of total rental revenues. Secondly, the Partnership has maintained a conservative balance sheet with a debt-to-total market capitalization of 29.5% at December 31, 2001. Thirdly, as of December 31, 2001, the Partnership has a total of $530.0 million of undrawn capacity on its existing unsecured lines of credit to meet its short-term obligations. The de-leveraging of the balance sheet over the past two years has strengthened the Partnership’s debt and other compliance ratios required to maintain its unsecured lines of credit, further allowing the Partnership the opportunity to obtain additional debt capacity should the need arise in the course of business opportunities. The Partnership also amended both its $500 million and $150 million unsecured lines of credit in 2001, which extended the maturity dates to 2004 and 2002, respectively.

Management believes that these key factors will provide the Partnership with substantial financial flexibility to capitalize on investment opportunities that may not be available to other real estate companies with more limited financial resources.

Operating Activities

Net cash flow provided by operating activities was $432.7 million in 2001, compared to $449.4 million and $316.3 million in 2000 and 1999, respectively. Operating activity cash flows represent the primary source of liquidity to fund distributions to unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership’s properties.

Investing Activities

Net cash provided by  (used) by investing activities totaled $9.5 million, $(97.8) million and $(740.8) million for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities represent the investment of funds by the Partnership to expand its portfolio of rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the comparison of 2001 to 2000, the Partnership has sold a significant amount of held for rental property in 2001 and 2000, which has generated proceeds of $436.1 million and $413.8 million in 2001 and 2000, respectively. In addition, the

Partnership has received $59.2 million and $158.4 million of distributions from unconsolidated companies in 2001 and 2000, respectively, which represents a return of the Partnership’s investment in unconsolidated companies generated by financing proceeds from leveraging activities by the unconsolidated companies. The effect of property sales and distributions from unconsolidated companies has significantly reduced the amount of cash used by investing activities in 2001 and 2000, compared to 1999.

The recurring capital needs of the Partnership are funded primarily through the undistributed net cash provided by operating activities. A summary of the Partnership’s recurring capital expenditures is as follows (in thousands):

	2001	2000	1999
Tenant improvements	$18,416	$31,955	$21,144
Leasing costs	13,845	17,530	12,326
Building improvements	10,873	6,804	3,751
Total	$43,134	$56,289	$37,221

Financing Activities

Net cash (used for)/provided by financing activities totaling ($470.9) million, ($331.0) million and $436.4 million for the years ended 2001, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to unitholders and minority interests and repayments of outstanding indebtedness. In 2001, the Partnership received $36.5 million of net proceeds from the General Partner’s issuance of common shares, $72.2 million of net proceeds from the General Partner’s issuance of preferred shares, and $175.0 million of proceeds from the issuance of unsecured debt. All proceeds were used to reduce amounts outstanding under the Partnership’s lines of credit and to fund the development and acquisition of additional rental properties.

Also in 2001, the Partnership redeemed its Series A Preferred equity at a cost of $75.0 million, and paid off $128.5 million of secured mortgage debt and an $85.0 million unsecured term loan.

The General Partner and the Partnership currently have on file with the Securities and Exchange Commission (the “SEC”), a Form S-3 Registration Statement (the “Shelf Registration Statement”), which, as of December 31, 2001, has remaining availability of $542.8 million to issue additional common shares, preferred shares, and unsecured debt securities. The General Partner and the Partnership may from time-to-time issue additional securities under this Shelf Registration Statement to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also have a Shelf Registration Statement on file for at-the-market offerings of 1.5 million common shares of the General Partner.

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$120,000
Unsecured Line of Credit	$150,000	July 2002	LIBOR + .675%	$—
Secured Line of Credit	$100,000	January 2003	LIBOR + 1.05%	$27,590

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2001 are at LIBOR + .65%.

The debt outstanding at December 31, 2001, totals $1.8 billion with a weighted average interest rate of 6.81% maturing at various dates through 2028. The Partnership has $1.5 billion of unsecured debt and $318.5 million of secured debt outstanding at December 31, 2001. Scheduled principal amortization of such debt totaled $10.0 million for the year ended December 31, 2001.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at December 31, 2001 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
2002	$11,362	$56,486	$67,848	7.25%
2003	10,212	305,719	315,931	7.22%
2004	8,497	296,186	304,683	5.36%
2005	7,057	219,642	226,699	7.17%
2006	5,908	146,179	152,087	7.08%
2007	4,015	116,554	120,569	7.08%
2008	3,605	100,000	103,605	6.74%
2009	3,863	275,000	278,863	7.31%
2010	4,190	—	4,190	6.37%
Thereafter	15,381	225,000	240,381	6.82%
	$74,090	$1,740,766	$1,814,856	6.81%

Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10-50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. The combined assets and debt of these unconsolidated companies at December 31, 2001, totaled $1.3 billion and $557 million, respectively. The Partnership has guaranteed $90 million of secured mortgage debt and agreed to provide additional capital contributions to pay all sums due under an additional $260 million of secured mortgage debt outstanding at December 31, 2001. This total $350 million of debt is collateralized by rental properties of a joint venture with net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Partnership will receive proportionately increased ownership in the respective collateralized properties. The Partnership does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations.

In October 2000, the Partnership expanded an existing joint venture with an institutional real estate investor. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to the Partnership in exchange for common shares of the General Partner or cash, subject to timing and other restrictions. As a result of this put option, the Partnership deferred $10.2 million of gain on sale of depreciated property to the joint venture and recorded a $50 million liability.

Related Party Transactions

The Partnership provides property management, leasing, construction and other tenant related services to properties in which certain executives of the General Partner have ownership interests. The Partnership has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Partnership received fees totaling $1.7 million, $1.9 million and $2.4 million in 2001, 2000 and 1999, respectively, for services provided to the Option Properties. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

On June 27, 2001, A. Ray Weeks, Jr. resigned his position as a director and Vice Chairman of the General Partner. On August 17, 2001, the Partnership redeemed 620,156 Common Units beneficially owned by Mr. Weeks and certain members of his immediate and extended family (the “Weeks Affiliates”). The deemed value of the units redeemed was $15.7 million, which was based on the average closing share price of the General Partner’s common stock for a certain period of days preceding the redemption date. As consideration for the redemption, the Weeks Affiliates received a distribution of seven industrial rental properties and one undeveloped tract of land located in the Atlanta, Georgia metropolitan area with a value of $31.7 million. The Weeks Affiliates also assumed a loan in the amount of $16 million from Wachovia Bank, N.A. to the Partnership. The value of the properties distributed to the Weeks Affiliates was based on negotiations between Mr. Weeks and members of the Partnership’s executive committee, and was approved by the unaffiliated members of the General Partner’s Board of Directors.

The Partnership has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

Commitments and Contingencies

The Partnership has the following commitments and contingencies in addition to those previously disclosed:

In 1998 and 1999, members of management and the General Partner’s Board of Directors purchased $69 million of common shares of the General Partner in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2001, the outstanding balance on these loans is $40.5 million as some participants have exited the program and repaid their principal balance. As a condition of the financing agreement with the financial institution, the Partnership has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Partnership will be required to satisfy these guarantees.

The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $10.1 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash or Common Units.

Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty, L.P. (“Weeks Operating Partnership”) merged with and into the Partnership. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

The following reflects the calculation of the Partnership’s FFO for the years ended December 31 (in thousands):

	2001	2000	1999
Net income available for common units	$262,430	$245,029	$159,447
Add back (deduct):
Depreciation and amortization	159,714	162,523	110,763
Share of adjustments for unconsolidated companies	14,177	9,104	5,268
Earnings from depreciated property sales	(40,628)	(51,527)	(8,235)
Funds From Operations	$395,693	$365,129	$267,243

Cash flow provided by (used by):
Operating activities	$432,668	$449,390	$316,286
Investing activities	9,500	(97,752)	(740,847)
Financing activities	(470,915)	(330,952)	436,449

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

Accounting Changes

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS 144 supersedes and provides additional clarification under the guidelines established by SFAS 121. The Partnership does not anticipate that the adoption of SFAS 144 will have a material impact on its financial statements.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate secured debt	$16,948	$112,404	$33,707	$25,731	$51,066	$34,502	$274,358	$288,620
Weighted average interest rate	7.46%	8.18%	7.99%	7.17%	7.24%	7.80%

Variable rate LIBOR based secured debt	$—	$27,590	$—	$—	$—	$—	$27,590	$27,590
Weighted average interest rate	N/A	3.00%	N/A	N/A	N/A	N/A

Variable rate Treasury based secured debt	$665	$686	$711	$741	$781	$12,952	$16,536	$16,536
Weighted average interest rate	1.66%	1.65%	1.65%	1.64%	1.64%	1.53%

Unsecured notes	$50,234	$175,251	$150,264	$200,227	$100,240	$700,156	$1,376,372	$1,416,019
Weighted average interest rate	7.25%	7.30%	7.01%	7.19%	7.05%	7.09%

Unsecured lines of credit	$—	$—	$120,000	$—	$—	$—	$120,000	$120,000
Weighted average interest rate	N/A	N/A	2.58%	N/A	N/A	N/A

The Partnership has an interest rate swap agreement in conjunction with a $40 million mortgage loan that matures January 2003, along with the swap agreement. The fair market value of the swap at December 31, 2001, is $(1.6) million.

As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. As a result, the Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership’s hedging strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial

              Disclosure

None.

Part III

Item 10.  Trustees and Executive Officers of the Registrant

The Partnership does not have any directors or officers. The information required by Item 10 for Directors and Certain Executive Officers is contained in a definitive proxy statement of the General Partner, which was filed on March 13, 2002, and herein is incorporated by reference.

Item 11.  Executive Compensation

The information required by Item 11 is contained in a definitive proxy statement for the General Partner that was filed on March 13, 2002 and herein is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in a definitive proxy statement for the General Partner that was filed on March 13, 2002, and herein is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is contained in a definitive proxy statement for the General Partner that was filed on March 13, 2002 and herein is incorporated by reference.

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following documents are filed as part of this Form 10-K:

1.      Consolidated Financial Statements

The following Consolidated Financial Statements of the Partnership, together with the Independent Auditors’ Report, are listed below:

Independent Auditors’ Report

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Operations, Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Partners’ Equity, Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2.      Consolidated Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

3.      Exhibits

The following exhibits are filed with this Annual Report Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description
4.1	Second Amended and Restated Agreement of Limited Partnership of the Partnership, incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on July 16, 1999.

4.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership, incorporated by reference from Exhibit 10.2 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership, incorporated by reference to Exhibit 10.3 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.4

Third Amendment To Second Amended and Restated Agreement of Limited Partnership of the Partnership, incorporated by reference to Exhibit 10.4 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.5

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership, incorporated by reference to Exhibit 10.5 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.6

Indenture between the Partnership and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the General Partner’s Current Report on Form 8-K filed September 22, 1995.

4.7	First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the General Partner’s Current Report on Form 8-K filed September 22, 1995.

4.8	Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed July 12, 1996.

4.9	Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed May 20, 1997.

4.10	Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the General Partner’s Form S-4 Registration Statement No. 333-77645 dated May 4, 1999 (Merger Registration Statement).

4.11	Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed June 1, 1998.

4.12	Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed February 12, 1999.

4.13	Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed June 29, 1999.

4.14	Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed November 15, 1999.

4.15	Ninth supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed March 2, 2001.

4.16	1998 Shareholder Rights Agreement, incorporated herein by reference to Exhibit 7.1 to the General Partner’s Current Report on Form 8-K dated July 31, 1998.

4.17	First Amendment to 1998 Shareholder Rights Agreement, incorporated by reference to Exhibit 7.1 to the General Partner’s Current Report on Form 8-K filed December 3, 2001.

10.1

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”) incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference to Exhibit 10.7 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference to Exhibit 10.8 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.4

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference to Exhibit 10.9 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5

Promissory Note of the Services Partnership incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-2 Registration Statement No 33-64038 filed June 8, 1993 (the “1993 Registration Statement”).

10.6	Services Partnership 1993 Stock Option Plan incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.#

10.7

Amendment One to Services Partnership 1993 Stock Option Plan incorporated by reference to Exhibit 10.12 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.8

Amendment Two to Services Partnership 1993 Stock Option Plan incorporated by reference to Exhibit 10.13 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.9

Amendment Three to Services Partnership 1993 Stock Option Plan incorporated by reference to Exhibit 10.14 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.10

Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”) incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.11	Management Agreement relating to the Excluded Properties incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.12	Indemnification Agreement incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.13	1995 Key Employee Stock Option Plan of the Company incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.#

10.14

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.19 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.15

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.20 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.16

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.21 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.17

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.22 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.18

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.19

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.24 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.20

Amended and Restated Dividend Increase Unit Plan of the Services Partnership. incorporated by reference to Exhibit 10.25 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.21

Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference to Exhibit 10.26 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.22

Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference to Exhibit 10.27 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.23

1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.24

Amendment One to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference to Exhibit 10.29 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.25

Amendment Two to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference to Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.26

Amendment Three to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference to Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.27	1998 Duke Realty Severance Pay Plan incorporated herein by reference to Exhibit 10.18 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.#

10.28	1999 Directors’ Stock Option and Dividend Increase Unit Plan incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.29	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.30

Third Amended and Restated Revolving Credit Agreement dated February 28, 2001, among  the Partnership as borrower, the General Partner as General Partner and Guarantor and Bank One as Administrative Agent and Lender incorporated by reference to Exhibit 10.35 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.31

Revolving Credit Agreement dated July 9, 2001, among the Partnership as borrower, the General Partner as General Partner an Bank One as Administrative Agent and Lender incorporated by reference to Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

11.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.	List of the Company’s Subsidiaries.*

23.	Consent of KPMG LLP.*

24.	Executed powers of attorney of certain directors.*

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

The Partnership will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders of the General Partner.

(b)           Reports on Form 8-K

None

(c)           Exhibits

The exhibits required to be filed with this Annual Report Form 10-K pursuant to Item 601 of Regulation S-K or listed under “Exhibits” in Part IV, Item 14(a)(3) of Form 10-K, which are incorporated herein by reference.

(d)           Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Annual Report Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 14(a)(2) of this Form 10-K, and is incorporated herein by reference.

Independent Auditors’ Report

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana

January 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2001	2000
	(in thousands)
ASSETS

Real estate investments:
Land and improvements	$583,909	$581,530
Buildings and tenant improvements	4,068,944	3,989,033
Construction in progress	154,086	216,938
Investments in unconsolidated companies	323,682	367,581
Land held for development	322,528	257,779
	5,453,149	5,412,861
Accumulated depreciation	(425,721)	(338,426)

Net real estate investments	5,027,428	5,074,435

Cash and cash equivalents	10,453	39,200
Accounts receivable, net of allowance of $2,820 and $1,540	23,142	19,454
Straight-line rent receivable, net of allowance of $841 and $1,460	42,751	34,512
Receivables on construction contracts	30,077	45,394
Deferred financing costs, net of accumulated amortization of $17,459 and $13,288	12,489	12,475
Deferred leasing and other costs, net of accumulated amortization of $41,284 and $31,522	97,117	102,413
Escrow deposits and other assets	86,789	133,350
	$5,330,246	$5,461,233
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$318,484	$466,624
Unsecured notes	1,376,372	1,286,591
Unsecured lines of credit	120,000	220,000
	1,814,856	1,973,215
Construction payables and amounts due subcontractors	54,735	70,105
Accounts payable	2,274	4,312
Accrued expenses:
Real estate taxes	51,462	51,328
Interest	24,313	28,780
Other	48,678	61,028
Other liabilities	117,577	88,542
Tenant security deposits and prepaid rents	34,644	34,208
Total liabilities	2,148,539	2,311,518

Minority interest	5,475	2,117

Partners’ equity:
General Partner
Common equity	2,203,291	2,128,138
Preferred equity (liquidation preference of $608,664)	583,419	586,261
	2,786,710	2,714,399
Limited partners’ common equity	286,759	330,244
Limited partners’ preferred equity	102,955	102,955
Accumulated other comprehensive income	(192)	—
	3,176,232	3,147,598
	$5,330,246	$5,461,233

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per unit amounts)

	2001	2000	1999
RENTAL OPERATIONS:
Revenues:
Rental income	$691,958	$697,270	$523,950
Equity in earnings of unconsolidated companies	31,391	14,556	11,613
	723,349	711,826	535,563
Operating expenses:
Rental expenses	121,439	118,040	88,403
Real estate taxes	70,665	70,963	54,246
Interest expense	113,830	133,948	86,757
Depreciation and amortization	159,714	162,523	110,763
	465,648	485,474	340,169
Earnings from rental operations	257,701	226,352	195,394

SERVICE OPERATIONS:
Revenues:
General contractor gross revenue	264,455	292,661	216,079
General contractor costs	(229,845)	(253,763)	(188,021)

Net general contractor revenue	34,610	38,898	28,058

Property management, maintenance and leasing fees	22,824	25,477	21,941
Construction management and development activity income	19,142	16,965	2,870
Other income	3,883	1,459	1,162

Total revenue	80,459	82,799	54,031

Operating expenses	45,344	50,039	36,159

Earnings from service operations	35,115	32,760	17,872

General and administrative expense	(15,559)	(21,144)	(16,556)

Operating income	277,257	237,968	196,710

OTHER INCOME (EXPENSE):
Interest income	5,308	6,866	2,674
Earnings from land and depreciated property dispositions, net of impairment allowance	45,708	60,692	10,012
Other expense	(2,582)	(963)	(1,091)
Minority interest in earnings of subsidiaries	(2,411)	(2,145)	(2,050)

Net income	323,280	302,418	206,255
Dividends on preferred units	(60,850)	(57,389)	(46,808)
Net income available for common units	$262,430	$245,029	$159,447

Net income per common unit:
Basic	$1.77	$1.68	$1.33

Diluted	$1.75	$1.66	$1.32

Weighted average number of common units outstanding	147,961	145,906	119,467

Weighted average number of common and dilutive potential common units	151,710	147,441	120,511

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$323,280	$302,418	$206,255
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of buildings and tenant improvements	138,723	143,800	99,350
Amortization of deferred leasing and other costs	20,991	18,723	11,413
Amortization of deferred financing costs	4,589	3,527	1,879
Minority interest in earnings	2,411	2,145	2,050
Straight-line rent adjustment	(12, 593)	(14,519)	(10,676)
Earnings from land and depreciated property sales	(45,708)	(60,692)	(10,012)
Construction contracts, net	9,651	3,252	2,252
Other accrued revenues and expenses, net	(6,832)	53,247	13,963
Equity in earnings in excess of operating distributions received
from unconsolidated companies	(1,844)	(2,511)	(188)
Net cash provided by operating activities	432,668	449,390	316,286

Cash flows from investing activities:
Development of real estate investments	(335,393)	(392,127)	(479,642)
Acquisition of real estate investments	(13,927)	(5,932)	(159,917)
Acquisition of land held for development and infrastructure costs	(92,203)	(99,470)	(72,877)
Recurring tenant improvements	(18,416)	(31,955)	(21,144)
Recurring leasing costs	(13,845)	(17,530)	(12,326)
Recurring building improvements	(10,873)	(6,804)	(3,751)
Other deferred leasing costs	(10,621)	(39,018)	(31,360)
Other deferred costs and other assets	3,223	(12,042)	(19,990)
Tax deferred exchange escrow, net	27,260	(16,207)	—
Proceeds from land and depreciated property sales, net	436,113	413,752	76,401
Capital distributions from unconsolidated companies	59,249	158,351	16,802
Net investment in and advances to unconsolidated companies	(21,067)	(48,770)	(33,043)
Net cash provide by (used by) investing activities	9,500	(97,752)	(740,847)

Cash flows from financing activities:
Contribution from General Partner	108,693	29,966	311,297
Proceeds from indebtedness	175,000	—	450,000
Payment for redemption of preferred equity	(75,018)	—	—
Payments on indebtedness including principal amortization	(223,578)	(75,689)	(259,891)
Borrowings (payments) on lines of credit, net	(125,067)	14,658	167,000
Distributions to partners	(262,236)	(239,250)	(175,568)
Distributions to preferred unitholders	(61,418)	(57,389)	(46,808)
Distributions to minority interest	(2,024)	(1,888)	(1,958)
Deferred financing costs	(5,267)	(1,360)	(7,623)
Net cash provided by (used for) financing activities	(470,915)	(330,952)	436,449

Net increase (decrease) in cash and cash equivalents	(28,747)	20,686	11,888

Cash and cash equivalents at beginning of year	39,200	18,514	6,626

Cash and cash equivalents at end of year	$10,453	$39,200	$18,514

Other non-cash items:
Assumption of debt for real estate acquisitions	$16,403	$—	$26,186
Contributions of property to unconsolidated companies	$4,501	$245,502	$—
Conversion of Limited Partner Units to common shares of General Partner	$4,259	$1,317	$49,940
Issuance of Limited Partner Units for real estate acquisitions	$3,787	$7,615	$3,146
Transfer of mortgage debt in sale of depreciated property	$16,000	$72,650	$—
Redemption of Limited Partner Units for sale of depreciated property	$13,445	$—	$—

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Partners’ Equity

(in thousands, except for per unit amounts)

	General Partner
	Common Equity	Preferred Equity	Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1998	$1,223,260	$	$106,362	$—	$—	$1,677,988
Net income	139,636	42,604		4,204	—	206,255

Capital contribution from General Partner	215,672	96,519	—	—	—	312,191

Acquisition of partnership interest for common stock of General Partner	49,472	—	468	—	—	49,940

Acquisition of property in exchange for Limited Partner Units	—	—	3,146	—	—	3,146

Merger with Weeks Corporation	608,749	142,500	220,641	102,955	—	1,074,845

Distributions to preferred unitholders	—	(42,604)	—	(4,204)	—	(46,808)

Distributions to partners ($1.46 per Common Unit)	(154,069)	—	(21,499)	—	—	(175,568)

Balance at December 31, 1999	2,082,720	587,385	328,929	102,955	—	3,101,989
Net income	212,958	48,981	32,071	8,408	—	302,418

Capital contribution from General Partner	32,022	(1,124)	—	—	—	30,898

Acquisition of partnership interest for common stock of General Partner	8,347	—	(7,030)	—	—	1,317

Acquisition of property in exchange for Limited Partner Units	—	—	7,615	—	—	7,615

Distributions to preferred unitholders	—	(48,981)	—	(8,408)	—	(57,389)

Distributions to partners ($1.64 per Common Unit)	(207,909)	—	(31,341)	—	—	(239,250)

Balance at December 31, 2000	2,128,138	586,261	330,244	102,955	—	3,147,598
Comprehensive income:
Net income	229,399	53,010	32,463	8,408	—	323,280
Distributions to preferred unitholders	—	(53,010)	—	(8,408)	—	(61,418)
Transition adjustment resulting from adoption of FASB No. 133	—	—	—	—	398	398
Gains (losses) on derivative instruments	—	—	—	—	(1,138)	(1,138)

Settlement of derivative instrument	—	—	—	—	548	548

Comprehensive income available for common unitholders						261,670

Capital contribution from General Partner	37,845	72,210	—	—	—	110,055

Acquisition of partnership interest for common stock of General Partner	36,351	—	(32,092)	—	—	4,259

Acquisition of partnership interest for real estate investments	—	—	(13,445)	—	—	(13,445)

Acquisition of property in exchange for Limited Partner Units	—	—	3,787	—	—	3,787

General Partner’s redemption of Series A Preferred stock	—	(75,018)	—	—	—	(75,018)

Conversion of Series D Preferred equity to common units	34	(34)	—	—	—	—

Retirement of common units	(437)	—	—	—	—	(437)

Distributions to partners ($1.76 per Common Unit)	(228,039)	—	(34,198)	—	—	(262,237)
Balance at December 31, 2001	$2,203,291	$583,419	$286,759	$102,955	$(192)	$3,176,232
Common Units outstanding at December 31, 2001	131,416		17,072			148,438

Common Units outstanding at December 31, 2000	127,932		18,979			146,911

Common Units outstanding at December 31, 1999	125,823		18,980			144,803

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares through an offering (the “1993 Offering”) to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code.  In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common shares. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest (“General Partner Units”) in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest (“Limited Partner Units”) (together with the General Partner Units, the (“Common Units”)) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The Partnership conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”). The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that the Partnership does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies.

Reclassifications

Certain 1999 and 2000 balances have been reclassified to conform to 2001 presentation.

Real Estate Investments

Real estate investments to be held for rental are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

All direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property.  Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

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

The acquisitions of the Partnership’s interests are recorded under the purchase method with assets acquired reflected at the fair market value of the General Partner’s common stock on the date of acquisition, net of the retirement of any minority interest liabilities. The acquisition amounts are allocated to rental property based on their estimated fair values.

The Partnership has equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

Cash Equivalents

Highy liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the rental of real estate investments owned by the Partnership are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Revenues

Rental Operations

Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees for third party contracts are recognized as earned based on the terms of the contract.

The Partnership recognizes income on long-term construction contracts where the Partnership serves as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of the Partnership’s estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the estimated earnings is accrued on the basis of the Partnership’s estimates of the percentage of completion based on contract expenditures incurred and work performed.

Property Sales

Gains from sales of depreciated property are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, and are included in earnings from sales of land and depreciable property dispositions, net of impairment allowance, in the Statement of Operations.

Gains or losses from the sale of property which is considered held for sale in DCLP are recognized in accordance with SFAS 66 and are included in construction management and development activity income in the Statement of Operations.

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

The following table reconciles the components of basic and diluted net income per unit:

	2001	2000	1999
Basic net income available for common shares	$262,430	$245,029	$159,447
Joint venture partner convertible ownership net income	3,423	—	—
Diluted net income available for common shares and dilutive potential common shares	$265,853	$245,029	$159,447

Weighted average of common partnership units outstanding	147,961	145,906	119,467
Joint venture partner convertible ownership common unit equivalents	2,092	—	—
Dilutive units for long-term compensation plans	1,657	1,535	1,044
Weighted average number of common shares and dilutive potential common shares	151,710	147,441	120,511

The Series D Convertible Preferred equity and the Series G Convertible Preferred limited partner units were anti-dilutive for the years ended December 31, 2001, 2000 and 1999; therefore, no conversion to common units is included in weighted dilutive potential common units.

A joint venture partner in one of the Partnership’s unconsolidated companies has the option to convert a portion of its ownership to the General Partner’s common shares (see discussion in Investments in Unconsolidated Companies section). The effect of the option on earnings per unit was dilutive for the year ended December 31, 2001; therefore, conversion to common units is included in weighted dilutive potential common units.

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

Derivative Financial Instruments

The Partnership adopted SAFS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

Use Of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(3)           Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically REIT which operated primarily in the southeastern United States, was merged with and into the General Partner, pursuant to which Weeks Realty, L.P. (“Weeks Operating Partnership”) merged with and into the Partnership. The total purchase price of Weeks Operating Partnership aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks Operating Partnership of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

(4)           Related Party Transactions

The Partnership provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Partnership has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Partnership received fees totaling $1.7 million, $1.9 million and $2.4 million in 2001, 2000 and 1999, respectively, for services provided to the Option Properties. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

On June 27, 2001, A. Ray Weeks, Jr. resigned his position as a director and Vice Chairman of the General Partner.  On August 17, 2001, the Partnership redeemed 620,156 Common Units beneficially owned by Mr. Weeks and certain members of his immediate and extended family (the “Weeks Affiliates”). The deemed value of the units redeemed was $15.7 million, which was based on the average closing share price of the General Partner’s common stock for a certain period of days preceding the redemption date. As consideration for the redemption, the Weeks Affiliates received a distribution of seven industrial rental properties and one undeveloped tract of land located in the Atlanta, Georgia metropolitan area with a value of $31.7 million. The Weeks Affiliates also assumed a loan in the amount of $16 million from Wachovia Bank, N.A. to the Partnership. The value of the properties distributed to the Weeks Affiliates was based on negotiations between Mr. Weeks and members of the Partnership’s executive committee, and was approved by the unaffiliated members of the General Partner’s Board of Directors.

The Partnership has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

(5)           Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10 – 50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Partnership does not have the ability to exercise significant influence. The difference between the cost and equity methods for such ventures does not significantly affect the financial position or results of operations of the Partnership.

Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000, and 1999, are as follows (in thousands)

	2001	2000	1999
Land, buildings and tenant improvements, net	$1,214,709	$1,159,198
Land held for development	41,962	54,951
Other assets	62,384	83,534
	$1,319,055	$1,297,683

Property indebtedness	$556,817	$436,914
Other liabilities	60,101	65,554
	616,918	502,468
Owners’ equity	702,137	795,215
	$1,319,055	$1,297,683

Rental income	$160,170	$80,686	$54,662

Net income	$56,820	$28,299	$20,515

The following significant transactions involving unconsolidated companies in which the Partnership has an equity interest in have occurred over the past three years:

In 2001, the Partnership received approximately $50 million in cash distributions resulting from secured debt financing within two joint ventures. The Partnership has a 50% interest in both ventures. The debt is entirely collaterized by rental properties within the ventures and the Partnership is not a guarantor on the debt.

Also in 2001, the Partnership recognized a gain of $2.9 million from the sale of a building out of a joint venture in which the Partnership owned a 50% interest. The gain is recorded in equity in earnings in the Statement of Operations.

In October 2000, the Partnership sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Partnership has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Partnership received $363.9 million of proceeds. The joint venture financed this transaction with $350 million of secured mortgage debt of which the Partnership has guaranteed $90 million and agreed to provide additional capital contributions to pay all sums due under the remaining $260 million. At December 31, 2001, this $350 million of debt is collateralized by rental properties with net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Partnership will receive proportionately increased ownership in the respective collateralized properties. The Partnership does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations. In connection with this transaction, the joint venture partners were given an option to put up to $50 million interest in the joint venture to the Partnership in exchange for common stock of the General Partner or cash, subject to timing and other restrictions. As a result of this put option, the Partnership deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability. At December 31, 2001, the joint venture owns 131 buildings totaling more than 23 million square feet with a value of approximately $800 million. The Partnership provides real estate related services to the venture through its Service Operations.

In December 2000, the Partnership contributed 14 industrial properties, including five under development, totaling approximately three million square feet to a joint venture (Dugan Texas LLC) in which the Partnership has a 50% interest. The Partnership also contributed 145 acres of undeveloped land. The Partnership received $33.1 million of proceeds and recorded a net gain of $686,000 as a result of the transaction. At December 31, 2001, the joint venture owns 31 buildings totaling more than 5 million square feet with a value of over $226 million. The Partnership provides real estate related services to the venture through its Service Operations.

(6)           Real Estate Held for Sale

At December 31, 2001, the Partnership had seven industrial, four office and one retail property comprising approximately 2.6 million square feet held for sale. Of these properties, three build-to-suit office, three build-to-suit industrial and one build-to-suit retail property were under development at December 31, 2001. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 2001, 2000 and 1999 is approximately $5.7 million, $5.1 million, and $4.5 million, respectively. Net book value of the properties held for sale at December 31, 2001 is approximately $122.8 million. There can be no assurance that such properties held for sale will be sold.

The Partnership recorded a $4.8 million asset impairment adjustment in 2001 on a single property that is expected to be sold in 2002. The Partnership has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made at December 31, 2001.

(7)           Indebtedness

Indebtedness at December 31 consists of the following  (in thousands)

	2001	2000
Fixed rate secured debt, weighted average interest rate of 7.79% at December 31, 2001, and 8.02% at December 31, 2000, maturity dates ranging from 2003 to 2017	$274,358	$357,199

Variable rate secured debt, weighted average interest rate of 2.46% at December 31, 2001, and 7.36% at December 31, 2000, maturity dates ranging from 2003 to 2025	44,126	109,425

Fixed rate unsecured notes, weighted average interest rate of 7.13% at December 31, 2001, And 7.09% at December 31, 2000, maturity dates ranging from 2002 to 2028	1,376,372	1,286,591

Unsecured line of credit, interest rate of 2.58% at December 31, 2001, and 7.35% at December 31, 2000, maturity date of 2004	120,000	220,000
	$1,814,856	$1,973,215

As of December 31, 2001, the $318.4 million of secured debt is collateralized by rental properties with a net carrying value of $582.9 million.

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$120,000
Unsecured Line of Credit	$150,000	July 2002	LIBOR + .675%	$—
Secured Line of Credit	$100,000	January 2003	LIBOR + 1.05%	$27,590

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2001 are at LIBOR +.65%.

At December 31, 2001, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands)

Year	Amount
2002	$67,848
2003	315,931
2004	304,683
2005	226,699
2006	152,087
Thereafter	747,608
$1,814,856

Cash paid for interest in 2001, 2000, and 1999 was $140.5 million, $156.5 million and $100.3 million, respectively. Total interest capitalized in 2001, 2000 and 1999 was $25.9 million, $33.0 million and $26.0 million, respectively.

(8)                                 Segment Reporting

The Partnership is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, landscaping, leasing, and construction management to third-party property owners (“Service Operations"). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

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

The revenues and FFO for each of the reportable segments are summarized as follows for the years ended December 31, 2000, 1999, and 1998, and the assets of each reportable segment as of December 31, 2000 and 1999 (in thousands)

	2001	2000	1999
Revenues
Rental Operations:
Office	$386,755	$336,271	$272,009
Industrial	286,704	328,302	220,295
Retail	18,723	28,935	26,467
Service Operations	80,459	82,799	54,031
Total Segment Revenues	772,641	776,307	572,802
Non-Segment Revenue	31,167	18,318	16,792
Consolidated Revenue	$803,808	$794,625	$589,594

Funds From Operations
Rental Operations:
Office	$262,191	$229,427	$187,541
Industrial	223,548	256,813	172,629
Retail	15,430	23,368	21,506
Services Operations	35,115	32,760	17,872
Total Segment FFO	536,284	542,368	399,548
Non-Segment FFO:
Interest expense	(113,830)	(133,948)	(86,757)
Interest income	5,308	6,866	2,674
General and administrative expense	(15,559)	(21,144)	(16,556)
Gain on land sales	5,080	9,165	1,777
Other expenses	(3,899)	(2,826)	(1,540)
Other minority interest in earnings of subsidiaries	(2,411)	(2,145)	(2,050)
Joint Venture FFO	45,570	24,182	16,955
Dividends on preferred units	(60,850)	(57,389)	(46,808)
Consolidated FFO	400,515	365,129	267,243

Depreciation and amortization	(159,714)	(162,523)	(110,703)
Share of joint venture adjustments	(14,177)	(9,104)	(5,268)
Earnings from depreciated property sales	40,628	51,527	8,235

Net income available for common units	$262,430	$245,029	$159,447
Assets
Rental Operations
Office	$2,626,015	$2,473,191	$2,252,795
Industrial	2,184,234	2,265,237	2,707,028
Retail	64,946	186,389	205,993
Service Operations	101,501	128,249	62,335
Total Segment Assets	4,966,696	5,053,066	5,228,151
Non-Segment Assets	363,550	408,167	259,133
Consolidated Assets	$5,330,246	$5,461,233	$5,487,284

(9)           Leasing Activity

Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 2001 are as follows

Year	Amount

2002	$530,635
2003	492,693
2004	432,611
2005	353,811
2006	279,036
Thereafter	888,757
$2,977,543

In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $115.7 million, $114.2 million, and $85.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(10)         Employee Benefit Plans

The Partnership maintains a 401(k) plan for the benefit of its full-time employees. The Partnership matches the employees’ contributions up to three percent of the employees’ salary and may also make annual discretionary contributions. Total expense recognized by the Partnership was $1.3 million, $3.2 million and $2.3 million for the years ended 2001, 2000 and 1999, respectively.

The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Partnership related to this plan was $5.6 million, $6.0 million and $2.7 million for 2001, 2000 and 1999, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

(11)         Partner’s Equity

The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties.

The following series of preferred equity are outstanding as of December 31, 2001 (in thousands, except percentages):

Description	Units Outstanding	Dividend Rate	Redemption Date	Liquidation Preference	Convertible

Series B Preferred	300	7.990%	September 30, 2007	$150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,874	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 1, 2006	75,000	No

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

The dividend rate on the Series B Preferred equity increases to 9.99% after September 12, 2012.

The Partnership redeemed its $75.0 million Series A Preferred equity in August 2001.

Under a shareholder rights plan (“Rights Agreement”), each common unitholder has one right for each share of the General Partner’s common stock prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of such events, each right entitles the registered holder to purchase from the General Partner one one-thousandth of a share of Series C Junior Preferred Stock which has substantially the same economic attributes and carries substantially the same voting rights as one share of the General Partner’s common stock. As of December 31, 2001, no events have triggered execution of the Rights Agreement.

(12)                          Stock Based Compensation

The General Partner and the Partnership have nine stock based compensation plans, including fixed stock option plans and performance based stock plans, which are described below. The General Partner and the Partnership are authorized to issue up to 13,804,738 shares of the General Partner’s common stock under these plans. The Partnership applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the General Partner’s common stock on the date of grant. The Partnership charges compensation costs against its income for its performance based stock plans. If compensation cost for the Partnership’s fixed stock option plans had been determined consistent with SFAS Statement No. 123, the Partnership’s net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per unit amounts):

		2001	2000	1999

Net income	As reported	$262,430	$245,029	$159,447
	Pro forma	$261,194	$244,436	$158,932
Basic net income per unit	As reported	$1.77	$1.68	$1.33
	Pro forma	$1.76	$1.67	$1.33
Diluted net income per unit	As reported	$1.75	$1.66	$1.32
	Pro forma	$1.74	$1.65	$1.32

Because the Statement does not apply to awards prior to 1995, and the options have up to a 5-year vesting period, the pro forma effect was not fully reflected until 2000.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	7.5%	7.0%	7.0%
Volatility	20.2%	20.2%	20.1%
Risk-free interest rate	5.0%	5.8%	4.9%
Expected life	6 years	6 years	6.5 years

Fixed Stock Option Plans

The General Partner and the Partnership have options outstanding under six fixed stock option plans as of December 31, 2001. Additional grants may be made under three of those plans.

A summary of the status of the Partnership’s fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates follows:

	2001		2000		1999
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding, beginning of year	5,235,464	$19.52	5,043,965	$19.00	2,047,972	$16.70
Granted	718,230	24.98	958,786	20.04	615,003	22.96
Weeks Corporation options	0	0	0	0	2,617,076	20.01
Exercised	(982,243)	15.21	(440,924)	13.66	(56,371)	14.11
Forfeited	(279,882)	21.84	(326,363)	20.95	(179,715)	22.79
Outstanding, end of year	4,691,659	$21.12	5,235,464	$19.52	5,043,965	$19.00
Options exercisable, end of year	2,965,930		3,112,706		2,596,660

Weighted-average fair value of options granted during the year	$2.19		$2.18		$2.20

The options outstanding at December 31, 2001, under the fixed stock option plans have a range of exercise prices from $11.87 to $24.98 with a weighted average exercise price of $21.12 and a weighted average remaining contractual life of 6.58 years. The options exercisable at December 31, 2001 have a weighted average exercise price of $20.21.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Partnership.

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

The value of each DIU when exercised is equal to the increase in the General Partner’s annualized dividend per share from the date of grant to the date of exercise, divided by the “dividend yield.” Dividend yield is the annualized dividend per share divided by the market price per share of the General Partner’s common stock at the date of grant. DIUs are generally subject to a 20% per year vesting schedule.

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

Awards made under the 2000 Performance Share Plan vest 20% per year if the General Partner and the Partnership attain a certain predefined level of earnings growth for such vesting period. The payments are made in the form of “performance shares”, with each performance share economically equivalent to one share of the General Partner’s common stock.  Performance shares will ultimately be paid to the participants in the form of cash or the General Partner’s common stock upon the retirement or termination of employment of the participant.  At December 31, 2001, plan participants had the right to receive up to 82,074 performance shares, of which 29,436 were vested and 52,638 were contingent upon earnings achievement.

The Partnership believes that it is not possible to reasonably estimate the fair value of the awards to be paid under these performance compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $6.2 million, $7.7 million and $5.9 million for 2001, 2000 and 1999, respectively.

(13)         Derivative Instruments

One of the Partnership’s interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. As of December 31, 2001, the Partnership recorded a net loss of $1.4 million in other expense due to the interest rate swap contract not qualifying for hedge accounting.

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

(14)         Commitments and Contingencies

In 1998 and 1999, members of management and the General Partner’s Board of Directors purchased $69 million of the General Partner’s common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2001, the outstanding balance on these loans is $40.5 million as some participants have exited the program and repaid their principal balance. As a condition of the financing agreement with the financial institution, the Partnership has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Partnership will be required to satisfy these guarantees.

The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $10.1 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash or Common Units.

DUKE REALTY LIMITED PARTNERSHIP	Schedule 3

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2001

(IN THOUSANDS)

		Building		Initial Cost		Cost Capitalized Subsequent to Acquisition
Development	Name	Type	Encumbrances	Land	Buildings	(1)

ALPHARETTA, GEORGIA
Brookside Office Park	3925 Brookside Parkway	Office	—	1,269	14,719	6
Brookside Office Park	3625 Brookside Parkway	Office	—	1,625	10,919	2,579
Brookside Office Park	Radiant II	Office	—	831	7,229	—
Brookside Office Park	Brookside II	Office	—	1,381	10,890	—
Hembree Crest	11800 Wills Road	Industrial	—	304	2,146	314
Hembree Crest	11810 Wills Road	Industrial	—	296	2,254	228
Hembree Crest	11820 Wills Road	Industrial	—	488	2,277	850
Hembree Crest	11415 Old Roswell Road	Industrial	—	648	2,454	474
Hembree Park	NMeadow SC I @ Founders	Industrial	—	1,936	7,998	—
Hembree Park	NMeadow SC II @ Founders	Industrial	—	1,369	3,591	—
North Meadow	1350 Northmeadow Parkway	Industrial	—	672	3,648	259
North Meadow	11835 Alpharetta Highway	Retail	—	524	2,861	5
Northwinds Pointe	2550 Northwinds Parkway	Office	—	2,271	20,017	142
Ridgeland	1320 Ridgeland Pkwy	Industrial	—	998	5,874	37
Ridgeland	Ridgeland Business Dist I	Industrial	—	488	2,910	1,331
Ridgeland	Ridgeland Business Dist. II	Industrial	—	579	2,509	-

ANTIOCH, TENNESSEE
Jackson Business Center	Keebler	Industrial	—	307	1,299	9

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	—	776	7,170	1,083

ATLANTA, GEORGIA
Druid Chase	6 W. Druid Hills Drive	Office	—	473	6,758	341
Druid Chase	2801 Buford Highway	Office	—	794	9,905	965
Druid Chase	1190 W. Druid Hills Drive	Office	—	689	6,631	366
Druid Chase	2071 N. Druid Hills Drive	Retail	—	98	321	—

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	—	386	920	—
Meridian Business Campus	515-525 North Enterprise	Industrial	—	342	1,668	90
Meridian Business Campus	615 Enterprise	Industrial	—	468	2,824	138
Meridian Business Campus	3615 Exchange	Industrial	—	410	1,603	45
Meridian Business Campus	4000 Sussex	Industrial	—	417	1,929	5
Meridian Business Campus	3737 East Exchange	Industrial	—	598	2,531	4
Meridian Business Campus	444 North Commerce	Industrial	—	722	5,367	403
Meridian Business Campus	Meridian I	Industrial	—	1,150	6,635	—
Meridian Business Campus	Meridian II	Industrial	—	567	1,489	—
Meridian Business Campus	Michael Jordan Golf Center	Grounds	—	1,412	-	111
Meridian Business Campus	Meridian Outlot	Grounds	—	894	-	—

BEACHWOOD, OHIO
Corporate Exchange	One Corporate Exchange	Office	5,371	1,287	8,674	1,095
Corporate Place	Corporate Place	Office	—	1,161	7,792	678

BLOOMINGTON, MINNESOTA
Alpha Buildings	Alpha Business Ctr I&II	Office	—	280	1,598	217
Alpha Buildings	Alpha Business Ctr III&IV	Industrial	—	341	1,948	178
Alpha Buildings	Alpha Business Ctr V	Industrial	—	537	3,065	157
Bloomington Industrial Center	Bloomington Industrial Center	Industrial	1,640	621	3,626	764
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	2,398	779	4,483	56
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	2,852	901	5,215	262
Hampshire Tech Center	Hampshire Tech Center	Industrial	—	2,124	13,066	630
Lyndale Commons	Lyndale Commons I	Industrial	—	247	1,431	245
Lyndale Commons	Lyndale Commons II	Industrial	—	181	1,048	206
Norman Center	Norman Center 2	Office	—	782	4,442	139
Norman Center	Norman Center 4	Office	—	562	3,251	300

	Gross Book Value 12/31/01
Development	Land/Land Imp	Bldgs/TI	Total	Accumulated Depreciation (2)	Year Constructed	Year Acquired

ALPHARETTA, GEORGIA
Brookside Office Park	1,269	14,725	15,994	927	1998	1999
Brookside Office Park	1,625	13,498	15,123	1,182	1999	1999
Brookside Office Park	831	7,229	8,060	146	2000	2000
Brookside Office Park	1,381	10,890	12,271	121	2000	2001
Hembree Crest	304	2,460	2,764	172	1987	1999
Hembree Crest	296	2,482	2,778	203	1987	1999
Hembree Crest	488	3,127	3,615	193	1987	1999
Hembree Crest	648	2,928	3,576	256	1991	1999
Hembree Park	1,936	7,998	9,934	696	1999	2000
Hembree Park	1,369	3,591	4,960	32	2001	2001
North Meadow	672	3,907	4,579	278	1994	1999
North Meadow	524	2,866	3,390	177	1994	1999
Northwinds Pointe	2,271	20,159	22,430	1,282	1998	1999
Ridgeland	998	5,911	6,909	360	1999	1999
Ridgeland	488	4,241	4,729	634	1999	1999
Ridgeland	579	2,509	3,088	174	1999	2000

ANTIOCH, TENNESSEE
Jackson Business Center	307	1,308	1,615	219	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	776	8,253	9,029	862	1986	1998

ATLANTA, GEORGIA
Druid Chase	473	7,099	7,572	434	1968	1999
Druid Chase	794	10,870	11,664	717	1977	1999
Druid Chase	689	6,997	7,686	410	1980	1999
Druid Chase	98	321	419	20	1968	1999

AURORA, ILLINOIS
Meridian Business Campus	386	920	1,306	82	1984	1999
Meridian Business Campus	342	1,758	2,100	165	1984	1999
Meridian Business Campus	468	2,962	3,430	250	1984	1999
Meridian Business Campus	410	1,648	2,058	142	1986	1999
Meridian Business Campus	417	1,934	2,351	163	1990	1999
Meridian Business Campus	598	2,535	3,133	208	1985	1999
Meridian Business Campus	722	5,770	6,492	459	1985	1999
Meridian Business Campus	1,150	6,635	7,785	614	1999	2000
Meridian Business Campus	567	1,489	2,056	—	2001	2001
Meridian Business Campus	1,523	—	1,523	—	N/A	1999
Meridian Business Campus	894	—	894	1	N/A	2000

BEACHWOOD, OHIO
Corporate Exchange	1,287	9,769	11,056	1,695	1989	1996
Corporate Place	1,163	8,468	9,631	1,143	1988	1996

BLOOMINGTON, MINNESOTA
Alpha Buildings	280	1,815	2,095	167	1980	1999
Alpha Buildings	341	2,126	2,467	174	1980	1999
Alpha Buildings	538	3,221	3,759	218	1980	1999
Bloomington Industrial Center	621	4,390	5,011	640	1963	1997
Hampshire Dist Center	779	4,539	5,318	469	1979	1997
Hampshire Dist Center	901	5,477	6,378	569	1979	1997
Hampshire Tech Center	2,223	13,597	15,820	1,477	1998	1998
Lyndale Commons	247	1,676	1,923	249	1981	1998
Lyndale Commons	183	1,252	1,435	151	1985	1998
Norman Center	807	4,556	5,363	408	1970	1998
Norman Center	579	3,534	4,113	370	1967	1998

		Building		Initial Cost		Cost Capitalized Subsequent to Acquisition
Development	Name	Type	Encumbrances	Land	Buildings	(1)

Norman Center Plaza	Norman Pointe I	Office	—	3,660	26,072	—
Penn Corporate Building	Penn Corporate Bldg	Industrial	—	312	1,801	43

BLUE ASH, OHIO
Alliance Woods	Alliance Woods	Office	—	2,331	16,829	—
Cornell Commerce Center	Cornell Commerce Center	Industrial	—	495	4,755	200
Creek Road	Creek Road Bldg 1	Industrial	—	103	833	37
Creek Road	Creek Road Bldg 2	Industrial	—	132	1,149	42
Huntington Bank Building	Huntington Bank Building	Office	—	175	241	—
Lake Forest/Westlake	Lake Forest Place	Office	—	1,953	20,098	1,705
Lake Forest/Westlake	Westlake Center	Office	—	2,459	16,790	1,161

BOLINGBROOK, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	—	914	4,401	—

BRANDON, FLORIDA
Regency Park North	Regency I	Office	—	1,048	4,203	—

BRASELTON, GEORGIA
Braselton	Braselton II	Industrial	—	1,365	8,374	—

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial	—	1,065	5,994	128
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial	—	1,065	2,836	924
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial	—	848	4,141	56
Creekside Crossing	Creekside Crossing One	Office	—	1,900	8,377	1,012
Creekside Crossing	Creekside Crossing Two	Office	—	2,087	9,579	—

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	—	700	6,598	29
Crosstown North	Crosstown North Bus. Ctr. 1	Industrial	—	835	5,443	815
Crosstown North	Crosstown North Bus. Ctr. 2	Industrial	—	449	2,946	266
Crosstown North	Crosstown North Bus. Ctr. 3	Industrial	—	758	2,819	—
Crosstown North	Crosstown North Bus. Ctr. 4	Industrial	—	2,079	8,098	478
Crosstown North	Crosstown North Bus Ctr 5	Industrial	—	1,079	5,566	—
Crosstown North	Crosstown North Bus Ctr 6	Industrial	—	788	3,634	—

BURNSVILLE, MINNESOTA
Cliff Road Industrial Center	Cliff Road Industrial Ctr	Industrial	—	256	1,481	58
Larc Industrial Park	Larc Industrial Park I	Industrial	—	280	1,631	111
Larc Industrial Park	Larc Industrial Park II	Industrial	—	224	1,315	143
Larc Industrial Park	Larc Industrial Park III	Industrial	—	135	800	—
Larc Industrial Park	Larc Industrial Park IV	Industrial	—	90	539	6
Larc Industrial Park	Larc Industrial Park V	Industrial	—	96	555	168
Larc Industrial Park	Larc Industrial Park VI	Industrial	—	373	2,149	268
Larc Industrial Park	Larc Industrial Park VII	Industrial	—	242	1,394	249
Professional Plaza	Professional Plaza IV	Industrial	—	248	1,425	78
Professional Plaza	Professional Plaza III	Industrial	—	237	1,359	260
Professional Plaza	Professional Plaza II	Industrial	—	216	1,261	280
SE Submarket—Burnsville	Professional Plaza I	Office	—	467	2,716	260

CANAL WINCHESTER, OHIO
Nifco at Canal Winchester	Nifco at Canal Winchester	Industrial	—	400	3,365	—

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing Bldg 1	Industrial	—	835	4,839	1,371
Hamilton Crossing	Hamilton Crossing Bldg 2	Office	—	313	1,393	833
Hamilton Crossing	Hamilton Crossing Bldg 3	Office	—	890	9,958	—
Hamilton Crossing	Hamilton Crossing Bldg 4	Office	—	515	6,439	45
Hamilton Crossing Retail	Hamilton Crossing Retail Bld 1	Retail	—	728	6,708	266

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total

Norman Center Plaza	3,660	26,072	29,732	64	2000	2000
Penn Corporate Building	312	1,844	2,156	191	1977	1997

BLUE ASH, OHIO
Alliance Woods	2,331	16,829	19,160	61	2000	2001
Cornell Commerce Center	495	4,955	5,450	772	1989	1996
Creek Road	103	870	973	113	1971	1996
Creek Road	132	1,191	1,323	154	1971	1996
Huntington Bank Building	175	241	416	31	1986	1996
Lake Forest/Westlake	1,953	21,803	23,756	3,421	1985	1996
Lake Forest/Westlake	2,459	17,951	20,410	2,860	1981	1996

BOLINGBROOK, ILLINOIS
Crossroads Business Park	914	4,401	5,315	137	2000	2000

BRANDON, FLORIDA
Regency Park North	1,048	4,203	5,251	179	2000	2000

BRASELTON, GEORGIA
Braselton	1,365	8,374	9,739	1	2001	2001

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	1,065	6,122	7,187	383	1987	1999
Brentwood South Bus. Center	1,065	3,760	4,825	238	1987	1999
Brentwood South Bus. Center	848	4,197	5,045	264	1989	1999
Creekside Crossing	1,901	9,388	11,289	1,712	1997	1998
Creekside Crossing	2,087	9,579	11,666	795	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	703	6,624	7,327	823	1980	1998
Crosstown North	1,091	6,002	7,093	550	1998	1999
Crosstown North	525	3,136	3,661	291	1998	1999
Crosstown North	784	2,793	3,577	433	1999	1999
Crosstown North	2,206	8,449	10,655	814	1999	1999
Crosstown North	1,079	5,566	6,645	472	1999	2000
Crosstown North	788	3,634	4,422	215	2000	2000

BURNSVILLE, MINNESOTA
Cliff Road Industrial Center	256	1,539	1,795	167	1972	1998
Larc Industrial Park	280	1,742	2,022	198	1977	1997
Larc Industrial Park	224	1,458	1,682	160	1976	1997
Larc Industrial Park	135	800	935	83	1980	1997
Larc Industrial Park	90	545	635	61	1980	1997
Larc Industrial Park	96	723	819	88	1980	1997
Larc Industrial Park	373	2,417	2,790	267	1975	1997
Larc Industrial Park	242	1,643	1,885	265	1973	1997
Professional Plaza	248	1,503	1,751	155	1980	1998
Professional Plaza	241	1,615	1,856	208	1985	1998
Professional Plaza	216	1,541	1,757	208	1984	1998
SE Submarket-Burnsville	467	2,976	3,443	330	1986	1998

CANAL WINCHESTER, OHIO
Nifco at Canal Winchester	400	3,365	3,765	113	2000	2000

CARMEL, INDIANA
Hamilton Crossing	847	6,198	7,045	1,027	1989	1993
Hamilton Crossing	384	2,155	2,539	407	1997	1997
Hamilton Crossing	890	9,958	10,848	457	2000	2000
Hamilton Crossing	598	6,401	6,999	962	1999	1999
Hamilton Crossing Retail	898	6,804	7,702	550	1999	1999

				Initial Cost
Development	Name	Building Type	Encumbrances	Land	Buildings
Hamilton Crossing Retail	Hampton Inn Land Lease	Grounds	—	137	—
Hamilton Crossing Retail	Max & Ermas	Grounds	—	167	—

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	—	1,230	13,501
Regency Forest	100 Regency Forest Dr.	Office	—	1,538	10,756
Regency Forest	Regency Forest III	Office	—	1,134	9,604
Weston Parkway	6501 Weston Parkway	Office	7,599	1,775	10,668

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	—	1,102	4,843
Celebration Business Center	Celebration Business Center II	Office	—	771	3,590
Celebration Business Center	Celebration Office Center I	Office	—	1,011	7,691
Celebration Business Center	Celebration Office Center II	Office	—	1,011	5,663

CHANHASSEN, MINNESOTA
Chanhassen Lakes	Chanhassen Lakes I	Industrial	—	357	2,067
Chanhassen Lakes	Chanhassen Lakes II	Industrial	—	438	2,542

CHAPEL HILL, NORTH CAROLINA
Governors Village	Governors Village	Office	—	515	5,164

CHICAGO, ILLINOIS
King's Mall	Applebee's Ground Lease	Grounds	—	309	29

CINCINNATI, OHIO
312 Elm	312 Elm	Office	39,187	4,750	47,125
312 Plum	312 Plum	Office	—	2,539	24,730
Blue Ash Office Center	Blue Ash Office Ctr VI	Office	—	518	2,852
Executive Plaza	Executive Plaza I	Office	—	728	5,504
Executive Plaza	Executive Plaza II	Office	—	728	5,613
Executive Plaza	Executive Plaza III	Office	—	509	4,945
Governors Hill	8790 Governor's Hill	Office	—	400	4,774
Governors Hill	8800 Governor's Hill	Office	—	225	2,375
Governors Hill	8600 Governor's Hill	Office	—	1,220	18,967
Iams Industrial Park	Cincinnati Bell Supply	Industrial	—	606	3,218
Kenwood Commons	8230 Kenwood Commons	Office	4,775	638	3,281
Kenwood Commons	8280 Kenwood Commons	Office	2,525	638	1,835
Kenwood Executive Center	Kenwood Executive Center	Office	—	606	4,006
Kenwood MOB	Kenwood MOB	Office	—	—	7,331
One Ashview Place	One Ashview Place	Office	—	1,204	12,630
Park 50	Dun & Bradstreet Bldg	Office	1,598	270	2,701
Pfeiffer Place	Pfeiffer Place	Office	—	3,608	11,956
Pfeiffer Woods	Pfeiffer Woods	Office	6,487	1,450	12,253
Remington Office Park	Remington Park Bldg A	Office	—	560	1,469
Remington Office Park	Remington Park Bldg B	Office	—	560	1,523
Triangle Office Park	Triangle Office Park	Office	4,158	1,000	10,824
World Park	World Park Bldg 5	Industrial	1,824	270	3,506
World Park	World Park Bldg 6	Industrial	2,091	378	3,825
World Park	World Park Bldg 7	Industrial	2,416	525	4,500
World Park	World Park Bldg 30	Industrial	—	—	—
Zussman Building	Zussman Bldg	Office	—	339	6,834

COLUMBUS, OHIO
Easton	Easton Way One	Office	—	1,874	10,259
Easton	Easton Way Two	Office	—	2,005	7,327
Easton Oval	One Easton Oval	Office	—	2,789	12,017
Easton Oval	Two Easton Oval	Office	—	2,489	16,753
Polaris	1000 Polaris Parkway	Office	4,475	1,200	6,618
Tuttle Crossing	BMW Parking Expansion	Grounds	—	—	—

		Gross Book Value 12/31/01
Development	Cost Capitalized Subsequent to Acquisition (1)	Land/Land Imp	Bldgs/TI	Total	Accumulated Depreciation (2)	Year Constructed	Year Acquired
Hamilton Crossing Retail	72	209	—	209	13	N/A	1999
Hamilton Crossing Retail	—	167	—	167	—	N/A	2000

CARY, NORTH CAROLINA
Regency Forest	283	1,230	13,784	15,014	963	1999	1999
Regency Forest	1,667	1,618	12,343	13,961	1,203	1997	1999
Regency Forest	—	1,134	9,604	10,738	206	2000	2001
Weston Parkway	—	1,775	10,668	12,443	676	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	685	1,118	5,512	6,630	506	1997	1999
Celebration Business Center	—	771	3,590	4,361	223	1997	1999
Celebration Business Center	—	1,011	7,691	8,702	424	2000	2000
Celebration Business Center	—	1,011	5,663	6,674	8	2001	2001

CHANHASSEN, MINNESOTA
Chanhassen Lakes	469	370	2,523	2,893	260	1983	1998
Chanhassen Lakes	134	453	2,661	3,114	243	1986	1998

CHAPEL HILL, NORTH CAROLINA
Governors Village	—	515	5,164	5,679	5	2000	2001

CHICAGO, ILLINOIS
King's Mall	—	338	—	338	38	N/A	1997

CINCINNATI, OHIO
312 Elm	4,794	5,428	51,241	56,669	11,849	1992	1993
312 Plum	2,388	2,590	27,067	29,657	6,488	1987	1993
Blue Ash Office Center	233	518	3,085	3,603	341	1989	1997
Executive Plaza	9	728	5,513	6,241	724	1980	1996
Executive Plaza	97	728	5,710	6,438	772	1981	1996
Executive Plaza	1,403	509	6,348	6,857	1,134	1998	1998
Governors Hill	486	408	5,252	5,660	1,147	1985	1993
Governors Hill	6	231	2,375	2,606	953	1985	1986
Governors Hill	788	1,245	19,730	20,975	4,063	1986	1993
Iams Industrial Park	—	606	3,218	3,824	150	1999	2000
Kenwood Commons	761	638	4,042	4,680	1,811	1986	1986
Kenwood Commons	—	638	1,835	2,473	835	1986	1986
Kenwood Executive Center	404	606	4,410	5,016	494	1981	1997
Kenwood MOB	139	—	7,470	7,470	409	1999	1999
One Ashview Place	549	1,204	13,179	14,383	1,498	1989	1997
Park 50	382	466	2,887	3,353	1,126	1972	1986
Pfeiffer Place	—	3,608	11,956	15,564	14	2001	2001
Pfeiffer Woods	172	1,450	12,425	13,875	752	1998	1999
Remington Office Park	154	560	1,623	2,183	192	1982	1997
Remington Office Park	54	560	1,577	2,137	169	1982	1997
Triangle Office Park	600	1,018	11,406	12,424	4,486	1965	1986
World Park	22	276	3,522	3,798	1,230	1987	1988
World Park	109	385	3,927	4,312	1,231	1987	1988
World Park	143	537	4,631	5,168	1,484	1987	1988
World Park	—	—	—	—	—	1999	2000
Zussman Building	870	346	7,697	8,043	2,450	1986	1993

COLUMBUS, OHIO
Easton	—	1,874	10,259	12,133	552	2000	2000
Easton	—	2,005	7,327	9,332	2	2001	2001
Easton Oval	193	2,789	12,210	14,999	1,645	1998	1999
Easton Oval	291	2,489	17,044	19,533	1,576	1996	1998
Polaris	726	1,200	7,344	8,544	504	1992	1999
Tuttle Crossing	—	—	—	—	18	N/A	1997

				Initial Cost
Development	Name	Building Type	Encumbrances	Land	Buildings
Tuttle Crossing	Qwest Parking Expansion	Grounds	—	—	—
Westbelt Drive	2190-2200 Westbelt Drive	Industrial	—	300	1,951
Westbelt West	Westbelt West #1	Industrial	—	432	4,133
Westbelt West	Westbelt West #2	Industrial	—	509	5,209
Zane Trace	3800 Zane Trace Drive	Industrial	—	170	2,086
Zane Trace	3635 Zane Trace Drive	Industrial	—	236	1,800

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks	Office	—	566	8,269

CRYSTAL, MINNESOTA
Crystal Industrial Center	Crystal Industrial Center	Industrial	—	456	2,621

DES PLAINES, ILLINOIS
105 East Oakton	105 East Oakton	Industrial	—	1,132	4,253
Deckbrand Building	Wolf Road Building	Industrial	—	179	1,632

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	—	2,652	24,356
Executive Towers	Executive Towers II	Office	—	3,386	31,791
Executive Towers	Executive Towers III	Office	—	3,512	32,955

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	—	1,100	3,336
Tuttle Crossing	Metrocenter III	Office	—	887	2,965
Tuttle Crossing	Qwest	Office	—	2,618	18,877
Tuttle Crossing	Sterling 1	Office	—	1,494	12,799
Tuttle Crossing	4700 Lakehurst Ct.	Office	—	717	2,442
Tuttle Crossing	Sterling 2	Office	—	605	5,836
Tuttle Crossing	John Alden Life Ins.	Office	—	1,066	7,656
Tuttle Crossing	5555 Glendon Court	Office	—	1,600	10,760
Tuttle Crossing	Sterling 3	Office	—	1,601	8,668
Tuttle Crossing	Compmanagement	Office	—	867	4,366
Tuttle Crossing	Sterling 4	Office	—	483	9,284
Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir	Office	—	1,580	9,333
Tuttle Crossing	Parkwood Place	Office	—	1,690	11,477
Tuttle Crossing	Nationwide	Office	—	4,815	19,030
Tuttle Crossing	Emerald II	Office	—	495	3,452
Tuttle Crossing	Atrium II, Phase I	Office	—	1,649	11,438
Tuttle Crossing	Atrium II, Phase II	Office	—	1,597	10,212
Tuttle Crossing	Blazer I	Office	—	904	5,688
Tuttle Crossing	Parkwood II	Office	—	1,848	13,952
Tuttle Crossing	Blazer II	Office	—	1,016	6,854
Tuttle Crossing	Emerald III	Office	—	1,685	7,774

DULUTH, GEORGIA
Breckinridge	2825 Breckinridge Blvd	Industrial	—	317	3,626
Breckinridge	2875 Breckinridge Blvd	Industrial	—	476	4,797
Breckinridge	2885 Breckinridge Blvd	Industrial	—	487	6,893
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	—	560	4,697
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	—	776	6,520
Business Park At Sugarloaf	Sugarloaf Office I	Industrial	—	1,042	8,685
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	—	765	3,941
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	—	—	—
Business Park At Sugarloaf	Sugarloaf Office IV	Industrial	—	623	4,157
Business Park At Sugarloaf	6655 Sugarloaf(Innotrac)	Industrial	—	1,651	6,449
Crestwood Pointe	3805 Crestwood Parkway	Office	—	877	15,158
Crestwood Pointe	3885 Crestwood Parkway	Office	—	878	14,153
Hampton Green	Hampton Green Off I	Office	—	1,388	11,268
Meadowbrook	2475 Meadowbrook Parkway	Industrial	—	529	3,477

		Gross Book Value 12/31/01
Development	Cost Capitalized Subsequent to Acquisition (1)	Land/Land Imp	Bldgs/TI	Total	Accumulated Depreciation (2)	Year Constructed	Year Acquired
Tuttle Crossing	—	—	—	—	39	N/A	1998
Westbelt Drive	84	300	2,035	2,335	167	1986	1998
Westbelt West	873	432	5,006	5,438	469	1999	1999
Westbelt West	—	509	5,209	5,718	260	1999	2000
Zane Trace	371	170	2,457	2,627	471	1978	1994
Zane Trace	257	236	2,057	2,293	227	1980	1998

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	940	566	9,209	9,775	1,154	1995	1997

CRYSTAL, MINNESOTA
Crystal Industrial Center	552	480	3,149	3,629	514	1974	1997

DES PLAINES, ILLINOIS
105 East Oakton	278	1,132	4,531	5,663	397	1974	1999
Deckbrand Building	292	179	1,924	2,103	214	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	2,262	2,652	26,618	29,270	3,141	1983	1997
Executive Towers	4,255	3,386	36,046	39,432	4,391	1984	1997
Executive Towers	2,038	3,512	34,993	38,505	4,155	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	497	1,100	3,833	4,933	518	1987	1996
Tuttle Crossing	429	887	3,394	4,281	478	1983	1996
Tuttle Crossing	916	2,670	19,741	22,411	4,055	1990	1993
Tuttle Crossing	331	1,524	13,100	14,624	2,658	1990	1993
Tuttle Crossing	409	717	2,851	3,568	704	1994	1994
Tuttle Crossing	61	605	5,897	6,502	976	1995	1995
Tuttle Crossing	—	1,066	7,656	8,722	1,261	1995	1995
Tuttle Crossing	1,082	1,773	11,669	13,442	3,660	1995	1995
Tuttle Crossing	72	1,601	8,740	10,341	1,865	1996	1996
Tuttle Crossing	534	867	4,900	5,767	683	1997	1997
Tuttle Crossing	892	483	10,176	10,659	1,305	1998	1998
Tuttle Crossing	487	1,580	9,820	11,400	1,930	1992	1994
Tuttle Crossing	807	1,690	12,284	13,974	1,952	1997	1997
Tuttle Crossing	68	4,815	19,098	23,913	4,112	1996	1996
Tuttle Crossing	—	495	3,452	3,947	676	1998	1998
Tuttle Crossing	—	1,649	11,438	13,087	2,260	1997	1998
Tuttle Crossing	986	1,597	11,198	12,795	2,002	1998	1999
Tuttle Crossing	562	904	6,250	7,154	968	1999	1999
Tuttle Crossing	—	1,848	13,952	15,800	782	2000	2000
Tuttle Crossing	—	1,016	6,854	7,870	414	2000	2000
Tuttle Crossing	—	1,685	7,774	9,459	71	2001	2001

DULUTH, GEORGIA
Breckinridge	117	317	3,743	4,060	256	1986	1999
Breckinridge	—	476	4,797	5,273	297	1986	1999
Breckinridge	308	487	7,201	7,688	439	1997	1999
Business Park At Sugarloaf	22	560	4,719	5,279	295	1997	1999
Business Park At Sugarloaf	296	776	6,816	7,592	438	1998	1999
Business Park At Sugarloaf	40	1,042	8,725	9,767	546	1998	1999
Business Park At Sugarloaf	187	765	4,128	4,893	282	1999	1999
Business Park At Sugarloaf	—	—	—	—	14	1998	1999
Business Park At Sugarloaf	—	623	4,157	4,780	417	2000	2000
Business Park At Sugarloaf	—	1,651	6,449	8,100	—	1998	2001
Crestwood Pointe	120	877	15,278	16,155	1,011	1997	1999
Crestwood Pointe	1,000	878	15,153	16,031	1,266	1998	1999
Hampton Green	—	1,388	11,268	12,656	340	2000	2000
Meadowbrook	155	529	3,632	4,161	285	1986	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Meadowbrook	2505 Meadowbrook Parkway	Industrial	—	606	2,395	4
River Green	3450 River Green Court	Industrial	—	194	2,191	195
Sugarloaf	Sugarloaf Office V	Industrial	—	744	3,797	—

EAGAN, MINNESOTA
Apollo Distribution Center	Apollo Industrial Ctr I	Industrial	—	866	4,956	675
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial	—	474	3,125	—
Apollo Distribution Center	Apollo Industrial Ctr III	Industrial	—	1,432	6,868	—
Eagan Point Industrial Park	Eagan Pointe Business Center I	Industrial	—	1,046	3,927	—
Eagandale Crossing	Eagandale Crossing	Industrial	—	974	4,780	12
Eagandale Tech Center	Eagandale Tech Center	Industrial	—	987	5,681	696
Not Applicated	Lunar Pointe	Industrial	—	982	2,805	—
Sibley Industrial Center	Sibley Industrial Center I	Industrial	—	356	2,050	234
Sibley Industrial Center	Sibley Industrial Center II	Industrial	—	225	1,343	104
Sibley Industrial Center	Sibley Industrial Center III	Industrial	—	213	1,223	238
Silverbell Commons	Silverbell Commons	Industrial	—	1,807	7,103	126
Trapp Road	Trapp Road Commerce I	Industrial	—	671	3,879	347
Trapp Road	Trapp Road Commerce II	Industrial	—	1,250	7,022	459
Yankee Place	Yankee Place	Industrial	—	2,797	12,146	—

EARTH CITY, MISSOURI
Earth City	3322 NGIC	Office	6,493	2,615	10,809	809
Earth City	Corporate Center, Earth City	Industrial	—	783	4,481	—

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Industrial	—	561	3,200	—
Camp Creek	Camp Creek Bldg 1800	Industrial	—	462	2,963	—
Camp Creek	Camp Creek Bldg 2000	Industrial	—	395	2,256	—
Camp Creek	Camp Creek Bldg 2400	Industrial	—	296	1,686	—
Camp Creek	Camp Creek Bldg 2600	Industrial	—	364	2,075	—

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	Edenvale Executive Center	Industrial	—	1,184	6,699	405
Golden Triangle Tech Center	Golden Triangle Tech Ctr	Industrial	—	1,446	8,258	258
Valley Gate/Green	Valley Gate North	Industrial	—	548	3,133	506

EDINA, MINNESOTA
Cahill Business Center	Cahill Business Center	Industrial	—	507	2,945	337
Edina Interchange	Edina Interchange I	Industrial	1,771	630	3,646	408
Edina Interchange	Edina Interchange II	Industrial	1,138	432	2,501	60
Edina Interchange	Edina Interchange III	Industrial	1,272	487	2,821	59
Edina Interchange	Edina Interchange IV	Industrial	—	228	1,322	344
Edina Interchange	Edina Interchange V	Industrial	—	971	5,637	353
Edina Interchange	Edina Interchange VII	Industrial	—	180	1,060	217
Pakwa	Pakwa I	Industrial	—	347	2,018	342
Pakwa	Pakwa II	Industrial	—	215	1,241	155
Pakwa	Pakwa III	Office	—	248	1,433	95

FAIRFIELD, OHIO
Faifield Business Center	Fairfield Bus. Ctr. D	Industrial	—	135	1,732	65
Faifield Business Center	Fairfield Bus. Ctr. E	Industrial	—	398	2,583	75
University Moving	University Moving	Industrial	—	248	1,760	24

FALLS TOWNSHIP, PENNSYLVANIA
Cabot Industrial Park	GM—Philadelphia	Industrial	—	6,781	23,233	—

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	—	519	1,967	20
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	—	1,286	5,144	41
Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial	—	603	2,609	—

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Meadowbrook	606	2,399	3,005	149	1990	1999
River Green	194	2,386	2,580	165	1989	1999
Sugarloaf	744	3,797	4,541	48	2001	2001

EAGAN, MINNESOTA
Apollo Distribution Center	882	5,615	6,497	806	1997	1997
Apollo Distribution Center	474	3,125	3,599	218	2000	2000
Apollo Distribution Center	1,432	6,868	8,300	294	2000	2000
Eagan Point Industrial Park	1,046	3,927	4,973	—	2001	2001
Eagandale Crossing	987	4,779	5,766	1,122	1998	1998
Eagandale Tech Center	987	6,377	7,364	838	1998	1998
Not Applicated	982	2,805	3,787	—	2001	2001
Sibley Industrial Center	380	2,260	2,640	331	1973	1997
Sibley Industrial Center	225	1,447	1,672	271	1972	1997
Sibley Industrial Center	217	1,457	1,674	205	1968	1997
Silverbell Commons	1,807	7,229	9,036	863	1999	1999
Trapp Road	691	4,206	4,897	469	1996	1998
Trapp Road	1,250	7,481	8,731	829	1998	1998
Yankee Place	2,797	12,146	14,943	2,041	1986	1997

EARTH CITY, MISSOURI
Earth City	2,615	11,618	14,233	1,376	1987	1997
Earth City	783	4,481	5,264	246	2000	2000

EAST POINTE, GEORGIA
Camp Creek	561	3,200	3,761	81	1988	2001
Camp Creek	462	2,963	3,425	82	1989	2001
Camp Creek	395	2,256	2,651	57	1989	2001
Camp Creek	296	1,686	1,982	43	1988	2001
Camp Creek	364	2,075	2,439	53	1990	2001

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	1,185	7,103	8,288	444	1987	1999
Golden Triangle Tech Center	1,458	8,504	9,962	756	1997	1998
Valley Gate/Green	556	3,632	4,188	301	1986	1999

EDINA, MINNESOTA
Cahill Business Center	507	3,282	3,789	428	1980	1997
Edina Interchange	630	4,054	4,684	468	1995	1997
Edina Interchange	432	2,561	2,993	264	1980	1997
Edina Interchange	487	2,880	3,367	302	1981	1997
Edina Interchange	228	1,666	1,894	273	1974	1997
Edina Interchange	971	5,990	6,961	688	1974	1997
Edina Interchange	180	1,277	1,457	166	1970	1998
Pakwa	347	2,360	2,707	381	1979	1997
Pakwa	215	1,396	1,611	177	1979	1997
Pakwa	248	1,528	1,776	185	1979	1997

FAIRFIELD, OHIO
Faifield Business Center	135	1,797	1,932	290	1990	1995
Faifield Business Center	398	2,658	3,056	440	1990	1995
University Moving	248	1,784	2,032	297	1991	1995

FALLS TOWNSHIP, PENNSYLVANIA
Cabot Industrial Park	6,781	23,233	30,014	—	2001	2001

FENTON, MISSOURI
Fenton Interstate Buildings	519	1,987	2,506	143	1986	1999
Fenton Interstate Buildings	1,286	5,185	6,471	400	1987	1999
Fenton Interstate Buildings	603	2,609	3,212	159	1987	2000

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial	—	702	2,305	—
Southport	Southport I	Industrial	—	192	834	46
Southport	Southport II	Industrial	—	151	659	52
Southport	Southport Commerce Ctr	Industrial	—	233	1,016	165

FISHERS, INDIANA
Exit 5	Exit 5 Bldg I	Industrial	—	833	2,680	113
Exit 5	Exit 5 Bldg. II	Industrial	—	760	4,579	—

FLORENCE, KENTUCKY
Florence	Sofa Express — Florence	Retail	—	735	771	342

FRANKLIN, TENNESSEE
Aspen Grove Business Center	277 Mallory Station	Industrial	—	936	6,539	25
Aspen Grove Business Center	320 Premier Court	Industrial	—	1,151	6,521	303
Aspen Grove Business Center	305 Seaboard Lane	Industrial	—	970	6,318	584
Aspen Grove Business Center	416 Mary Lindsay Polk Dr	Industrial	—	943	5,288	657
Aspen Grove Business Center	318 Seaboard Lane Bldg 200	Industrial	—	240	1,385	523
Aspen Grove Business Center	341 Cool Springs Blvd	Office	—	950	7,429	1,468
Aspen Grove Business Center	318 Seaboard Lane Bldg 100	Industrial	—	301	1,684	742
Aspen Grove Business Center	Aspen Grove Flex Ctr III	Industrial	—	327	1,787	—
Aspen Grove Business Center	Aspen Grove Flex Ctr IV	Industrial	—	205	1,337	—
Brentwood South Bus. Center	119 Seaboard Lane	Industrial	—	569	2,435	22
Brentwood South Bus. Center	121 Seaboard Lane	Industrial	—	445	1,932	7
Brentwood South Bus. Center	123 Seaboard Lane	Industrial	—	489	1,243	408

FRIDLEY, MINNESOTA
River Road	River Road Business Ctr. S.	Industrial	3,600	1,083	6,346	433
University Center	University Center I&II	Industrial	—	220	1,258	370

FT. LAUDERDALE, FLORIDA
Sawgrass	Sawgrass — Building 1	Office	—	1,211	6,424	—

GLENWILLOW, OHIO
Emerald Valley	Emerald Valley Bldg I	Industrial	—	555	6,350	131

GOLDEN VALLEY, MINNESOTA
Edina Realty	Edina Realty	Office	—	330	1,862	186
Golden Hills	Golden Hills 1	Industrial	—	1,081	6,257	238
Golden Hills	Golden Hills 2	Industrial	—	1,741	4,282	388
Golden Hills	Golden Hills 3	Industrial	—	1,813	4,805	367
5075 Building	5075 Building	Office	—	506	2,911	319
Tyrol West	Tyrol West	Office	—	350	2,016	345
Sandburg Industrial Center	Sandburg Industrial Center	Industrial	—	451	2,616	379

GREENWOOD, INDIANA
South Park—Indiana	South Park Bldg 1	Office	—	287	2,556	239
South Park—Indiana	South Park Bldg 2	Industrial	—	334	3,395	737
South Park—Indiana	South Park Bldg 3	Office	1,002	208	2,360	396
South Park—Indiana	Brylane Parking Lot	Grounds	—	54	—	3

GROVE CITY, OHIO
South Pointe	South Pointe Bldg D	Industrial	—	276	3,154	614
South Pointe	South Pointe Bldg E	Industrial	—	279	2,427	889

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	—	2,725	23,424	110
Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial	—	1,049	7,559	833
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial	—	510	3,863	—
Groveport Commerce Ctr	Groveport Comm Ctr #4	Industrial	—	1,114	8,641	—

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Fenton Interstate Buildings	702	2,305	3,007	107	1986	2000
Southport	192	880	1,072	97	1977	1997
Southport	151	711	862	84	1978	1997
Southport	233	1,181	1,414	158	1978	1997

FISHERS, INDIANA	833	2,793	3,626	229	1999	1999
Exit 5	760	4,579	5,339	329	1999	2000
Exit 5
	735	1,113	1,848	122	1997	1997
FLORENCE, KENTUCKY
Florence	936	6,564	7,500	409	1996	1999
	1,151	6,824	7,975	430	1996	1999
FRANKLIN, TENNESSEE	970	6,902	7,872	804	1998	1999
Aspen Grove Business Center	943	5,945	6,888	419	1996	1999
Aspen Grove Business Center	240	1,908	2,148	223	1999	1999
Aspen Grove Business Center	950	8,897	9,847	633	1999	1999
Aspen Grove Business Center	301	2,426	2,727	323	1999	1999
Aspen Grove Business Center	327	1,787	2,114	—	2001	2001
Aspen Grove Business Center	205	1,337	1,542	—	2001	2001
Aspen Grove Business Center	569	2,457	3,026	151	1990	1999
Aspen Grove Business Center	445	1,939	2,384	128	1990	1999
Aspen Grove Business Center	489	1,651	2,140	111	1990	1999
Brentwood South Bus. Center
Brentwood South Bus. Center	1,112	6,750	7,862	614	1986	1999
Brentwood South Bus. Center	226	1,622	1,848	189	1983	1999

FRIDLEY, MINNESOTA	1,211	6,424	7,635	638	1999	2000
River Road
University Center	555	6,481	7,036	357	1999	1999

FT. LAUDERDALE, FLORIDA	349	2,029	2,378	180	1965	1998
Sawgrass	1,105	6,471	7,576	585	1996	1998
	1,742	4,669	6,411	731	1999	1999
GLENWILLOW, OHIO	1,815	5,170	6,985	693	1999	1999
Emerald Valley	539	3,197	3,736	305	1965	1998
	380	2,331	2,711	260	1968	1998
GOLDEN VALLEY, MINNESOTA	451	2,995	3,446	304	1973	1997
Edina Realty
Golden Hills	292	2,790	3,082	543	1989	1993
Golden Hills	341	4,125	4,466	1,057	1990	1993
Golden Hills	212	2,752	2,964	651	1990	1993
5075 Building	57	—	57	15	N/A	1994
Tyrol West
Sandburg Industrial Center	276	3,768	4,044	760	1997	1997
	279	3,316	3,595	610	1997	1997
GREENWOOD, INDIANA
South Park—Indiana	2,725	23,534	26,259	2,827	1995	1997
South Park—Indiana	1,049	8,392	9,441	461	1999	1999
South Park—Indiana	510	3,863	4,373	228	1999	2000
South Park—Indiana	1,114	8,641	9,755	441	2000	2000

GROVE CITY, OHIO
South Pointe	276	3,768	4,044	760	1997	1997
South Pointe	279	3,316	3,595	610	1997	1997

GROVEPORT, OHIO
6600 Port Road	2,725	23,534	26,259	2,827	1995	1997
Groveport Commerce Ctr	1,049	8,392	9,441	461	1999	1999
Groveport Commerce Ctr	510	3,863	4,373	228	1999	2000
Groveport Commerce Ctr	1,114	8,641	9,755	441	2000	2000

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial	—	1,045	7,318	—

HEBRON, KENTUCKY
KY, Southpark	Ky. Southpark Bldg 4	Industrial	—	779	3,360	110
KY, Southpark	CR Services	Industrial	—	1,085	4,189	1,147

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	6,164	1,469	8,422	191
Westside Business Park	Westside Business Park	Industrial	—	1,176	6,810	554

INDEPENDENCE, OHIO
6111 Oak Tree	Oak Tree Place	Office	—	703	4,637	417
Corporate Plaza	Corporate Plaza I	Office	8,113	2,116	14,182	592
Corporate Plaza	Corporate Plaza II	Office	7,163	1,841	12,322	749
Freedom Square	Freedom Square I	Office	—	595	3,975	330
Freedom Square	Freedom Square II	Office	6,854	1,746	11,702	821
Freedom Square	Freedom Square III	Office	—	701	6,497	425
Park Center	Park Center Bldg I	Office	—	2,193	13,848	—
Park Center	Park Center Bldg 2	Office	—	2,190	13,619	387
Park Center	Park Center Bldg 3	Office	—	2,190	12,714	—

INDIANAPOLIS, INDIANA
First Indiana Branch	First Indiana Branch	Retail	—	46	274	—
Franklin Road Business Park	Franklin Road Bus. Ctr.	Industrial	—	594	11,089	13
Hillsdale	Hillsdale Bldg 4	Industrial	—	366	5,087	215
Hillsdale	Hillsdale Bldg 5	Industrial	—	251	3,235	669
Hillsdale	Hillsdale Bldg 6	Industrial	—	315	4,320	47
KATC — North	3520 Commerce Crossing	Office	—	950	2,063	—
KATC — South	8465 Katc 2—story	Office	—	89	1,369	133
KATC — South	F.C. Tucker	Office	—	—	290	—
Keystone Crossing	8555 Katc 4—story	Office	—	—	5,999	540
Nampac Building	6061 Guion Rd	Industrial	—	274	1,782	124
4750 Kentucky Avenue	4750 Kentucky Avenue	Industrial	—	246	2,372	220
Software Artistry	Software Artistry	Office	—	856	7,661	116
4316 West Minnesota	4316 West Minnesota	Industrial	—	287	2,272	295
One North Capital	One North Capitol	Office	—	1,439	8,177	1,238
Park 100	6060 Guion Rd	Industrial	—	411	2,837	765
Park 100	Silver Burdett	Industrial	—	1,414	13,748	62
Park 100	Park 100 Bldg 98	Industrial	—	273	8,236	1,448
Park 100	Park 100 Bldg 100	Industrial	1,475	103	2,447	486
Park 100	Park 100 Bldg 107	Industrial	—	99	1,688	40
Park 100	Park 100 Bldg 109	Industrial	1,012	240	1,890	3
Park 100	Park 100 Bldg 116	Office	—	341	3,204	—
Park 100	Park 100 Bldg 118	Office	—	226	2,412	282
Park 100	Park 100 Bldg 119	Office	—	388	3,698	1,205
Park 100	Park 100 Bldg 121, Retail	Retail	—	592	1,074	66
Park 100	Park 100 Bldg 122	Industrial	—	284	3,733	337
Park 100	Park 100 Bldg 127	Industrial	—	96	1,920	298
Park 100	Park 100 Bldg 132	Office	—	446	1,217	456
Park 100	Norco Windows Parking Lot	Grounds	—	37	—	—
Park 100	Ups Parking	Grounds	—	270	—	—
Park 100	Norgate Ground Lease	Grounds	—	51	—	—
Park 100	Zollman Ground Lease	Grounds	—	115	—	—
Park 100	Becton Dickinson Lot	Grounds	—	—	—	13
Park Fletcher	Park Fletcher Bldg 14	Industrial	—	76	740	1
Parkwood Crossing	One Parkwood	Office	—	1,018	10,153	286
Parkwood Crossing	Two Parkwood	Office	—	861	7,601	—
Parkwood Crossing	Three Parkwood	Office	—	1,377	9,701	—
Parkwood Crossing	Four Parkwood	Office	—	1,489	11,627	811
Parkwood Crossing	Five Parkwood	Office	—	1,485	13,548	543

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Groveport Commerce Ctr	1,045	7,318	8,363	199	2000	2000

HEBRON, KENTUCKY
KY, Southpark	779	3,470	4,249	658	1994	1994
KY, Southpark	1,085	5,336	6,421	987	1994	1994

HOPKINS, MINNESOTA
Cornerstone Business Center	1,543	8,539	10,082	896	1996	1997
Westside Business Park	1,170	7,370	8,540	798	1987	1997

INDEPENDENCE, OHIO
6111 Oak Tree	703	5,054	5,757	671	1979	1997
Corporate Plaza	2,116	14,774	16,890	2,345	1989	1996
Corporate Plaza	1,841	13,071	14,912	2,053	1991	1996
Freedom Square	595	4,305	4,900	728	1980	1996
Freedom Square	1,746	12,523	14,269	2,058	1987	1996
Freedom Square	701	6,922	7,623	1,606	1997	1997
Park Center	2,193	13,848	16,041	2,137	1998	1998
Park Center	2,190	14,006	16,196	1,638	1999	1999
Park Center	2,190	12,714	14,904	670	2000	2000

INDIANAPOLIS, INDIANA
First Indiana Branch	47	273	320	54	1988	1993
Franklin Road Business Park	594	11,102	11,696	2,287	1962	1995
Hillsdale	366	5,302	5,668	1,107	1987	1993
Hillsdale	251	3,904	4,155	835	1987	1993
Hillsdale	315	4,367	4,682	879	1987	1993
KATC — North	950	2,063	3,013	350	1976	1993
KATC — South	89	1,502	1,591	258	1983	1995
KATC — South	—	290	290	58	1978	1993
Keystone Crossing	—	6,539	6,539	927	1985	1997
Nampac Building	274	1,906	2,180	327	1974	1995
4750 Kentucky Avenue	246	2,592	2,838	335	1974	1996
Software Artistry	856	7,777	8,633	1,090	1997	1998
4316 West Minnesota	287	2,567	2,854	332	1970	1996
One North Capital	1,439	9,415	10,854	774	1980	1998
Park 100	511	3,502	4,013	602	1968	1996
Park 100	1,436	13,788	15,224	2,827	1994	1995
Park 100	273	9,684	9,957	1,646	1968	1994
Park 100	103	2,933	3,036	612	1995	1995
Park 100	99	1,728	1,827	298	1984	1995
Park 100	246	1,887	2,133	699	1985	1986
Park 100	348	3,197	3,545	1,049	1988	1988
Park 100	230	2,690	2,920	580	1988	1993
Park 100	395	4,896	5,291	873	1989	1993
Park 100	604	1,128	1,732	224	1989	1993
Park 100	290	4,064	4,354	898	1990	1993
Park 100	96	2,218	2,314	464	1995	1995
Park 100	446	1,673	2,119	399	1997	1997
Park 100	37	—	37	11	N/A	1999
Park 100	270	—	270	31	N/A	1997
Park 100	51	—	51	—	N/A	1995
Park 100	115	—	115	—	N/A	1994
Park 100	13	—	13	1	N/A	1993
Park Fletcher	76	741	817	116	1978	1996
Parkwood Crossing	1,028	10,429	11,457	1,675	1989	1995
Parkwood Crossing	871	7,591	8,462	1,820	1996	1996
Parkwood Crossing	1,387	9,691	11,078	1,659	1997	1997
Parkwood Crossing	1,499	12,428	13,927	2,205	1998	1998
Parkwood Crossing	1,528	14,048	15,576	1,559	1999	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Parkwood Crossing	Six Parkwood	Office	—	1,960	15,415	—
Woodfield	Two Woodfield Crossing	Office	—	719	9,431	913
Woodfield	Three Woodfield Crossing	Office	—	3,767	21,142	2,593
Woodland Corporate Park	Woodland Corporate Park I	Office	—	290	4,550	602
Woodland Corporate Park	Woodland Corporate Park II	Office	—	271	3,582	733
Woodland Corporate Park	Woodland Corporate Park III	Office	—	1,227	4,400	—
Woodland Corporate Park	Woodland Corporate Park IV	Office	—	715	7,189	—

JACKSONVILLE, FLORIDA
7011 A.C. Skinner Pkwy	7011 A.C. Skinner Pkwy	Office	—	1,007	4,171	—

KENNESAW, GEORGIA
Northwest I75	1950 Vaughn Street	Industrial	2,713	—	4,593	—
Town Point	3391 Town Point Drive	Office	—	797	8,379	886

LAKE FOREST, ILLINOIS
Bradley Business Center	Ballard Drive Building	Industrial	—	186	1,738	89
Bradley Business Center	Laurel Drive Building	Industrial	—	98	913	52
Bradley Business Center	13825 W. Laurel Dr.	Industrial	—	750	1,859	630
Conway Park	One Conway Park	Office	—	1,901	18,311	1,100

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	—	1,087	11,546	—
Northpoint	Northpoint Center II	Office	—	1,202	10,891	—
Northpoint	Northpoint III	Office	—	1,552	10,392	—
Technology Park	Technology Park I	Industrial	—	641	3,519	171
Technology Park	Technology Park II	Industrial	—	835	4,306	275
Technology Park	Technology Park III	Industrial	—	477	3,859	119
Technology Park	Technology Park IV	Industrial	—	669	2,885	281
Technology Park	Technology Park V	Industrial	—	547	2,861	243

LAKELAND, FLORIDA
Lakeland Interstate Park	Lakeland Interstate Park I	Industrial	—	864	3,854	—

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	—	1,193	9,906	—
Hillside at Huntcrest	Huntcrest II	Office	—	927	10,497	—

LEBANON, INDIANA
Lebanon Bus. Park	Lebanon Building 4	Industrial	—	305	9,612	28
Lebanon Bus. Park	Lebanon Building 9	Industrial	—	554	6,837	470
Lebanon Bus. Park	Pearson	Industrial	—	965	26,696	—

LEWIS CENTER, OHIO
Orange Point Commerce Park	Orange Point #73	Industrial	—	551	3,156	—
Orange Point Commerce Park	Orange Point 144	Industrial	—	886	4,527	—

MARIETTA, GEORGIA
Franklin Forest	805 Franklin Court	Industrial	—	313	1,932	53
Franklin Forest	810 Franklin Court	Industrial	—	255	1,653	53
Franklin Forest	811 Livingston Court	Industrial	—	193	1,424	252
Franklin Forest	825 Franklin Court	Industrial	—	358	558	1,164
Franklin Forest	830 Franklin Court	Industrial	—	133	757	63
Franklin Forest	835 Franklin Court	Industrial	—	393	633	996
Franklin Forest	840 Franklin Court	Industrial	—	242	890	1
Franklin Forest	821 Livingston Court	Industrial	—	145	973	11
Franklin Forest	841 Livingston Court	Industrial	—	275	2,729	—
Northwest Business Center	1335 Capital Circle	Industrial	—	416	2,112	86
Northwest Business Center	1337—41—51 Capital Circle	Industrial	—	558	5,364	237
Northwest Business Center	2260 Northwest Parkway	Industrial	—	320	1,826	450

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Parkwood Crossing	1,960	15,415	17,375	859	2000	2000
Woodfield	733	10,330	11,063	2,285	1987	1993
Woodfield	3,843	23,659	27,502	5,017	1989	1993
Woodland Corporate Park	320	5,122	5,442	823	1998	1998
Woodland Corporate Park	297	4,289	4,586	384	1999	1999
Woodland Corporate Park	1,227	4,400	5,627	312	1999	2000
Woodland Corporate Park	715	7,189	7,904	271	2000	2000

JACKSONVILLE, FLORIDA
7011 A.C. Skinner Pkwy	1,007	4,171	5,178	485	1999	1999

KENNESAW, GEORGIA
Northwest I75	—	4,593	4,593	664	1992	1999
Town Point	797	9,265	10,062	789	1999	1999

LAKE FOREST, ILLINOIS
Bradley Business Center	186	1,827	2,013	185	1985	1998
Bradley Business Center	98	965	1,063	92	1981	1998
Bradley Business Center	750	2,489	3,239	200	1978	1999
Conway Park	1,901	19,411	21,312	2,043	1989	1998

LAKE MARY, FLORIDA
Northpoint	1,087	11,546	12,633	1,262	1998	1999
Northpoint	1,202	10,891	12,093	531	1999	2000
Northpoint	1,552	10,392	11,944	3	2001	2001
Technology Park	641	3,690	4,331	251	1986	1999
Technology Park	835	4,581	5,416	290	1998	1999
Technology Park	477	3,978	4,455	256	1998	1999
Technology Park	669	3,166	3,835	200	1999	1999
Technology Park	547	3,104	3,651	193	1999	1999

LAKELAND, FLORIDA
Lakeland Interstate Park	864	3,854	4,718	30	2001	2001

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	1,193	9,906	11,099	156	2000	2001
Hillside at Huntcrest	927	10,497	11,424	183	2000	2001

LEBANON, INDIANA
Lebanon Bus. Park	305	9,640	9,945	982	1997	1997
Lebanon Bus. Park	554	7,307	7,861	466	1999	1999
Lebanon Bus. Park	965	26,696	27,661	—	1997	1998

LEWIS CENTER, OHIO
Orange Point Commerce Park	551	3,156	3,707	47	2001	2001
Orange Point Commerce Park	886	4,527	5,413	61	2001	2001

MARIETTA, GEORGIA
Franklin Forest	313	1,985	2,298	137	1983	1999
Franklin Forest	255	1,706	1,961	112	1983	1999
Franklin Forest	193	1,676	1,869	107	1983	1999
Franklin Forest	358	1,722	2,080	140	1983	1999
Franklin Forest	133	820	953	81	1983	1999
Franklin Forest	393	1,629	2,022	136	1983	1999
Franklin Forest	242	891	1,133	55	1983	1999
Franklin Forest	145	984	1,129	62	1983	1999
Franklin Forest	275	2,729	3,004	169	1983	1999
Northwest Business Center	416	2,198	2,614	139	1985	1999
Northwest Business Center	558	5,601	6,159	395	1985	1999
Northwest Business Center	320	2,276	2,596	154	1982	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Northwest Business Center	2252 Northwest Parkway	Industrial	—	92	982	34
Northwest Business Center	2242 Northwest Parkway	Industrial	—	175	1,444	74
Northwest Business Center	2256 Northwest Parkway	Industrial	—	85	916	83
Northwest Business Center	2244 Northwest Parkway	Industrial	—	47	492	14
Northwest Business Center	2150 Northwest Parkway	Industrial	—	294	3,087	110
Northwest Business Center	2152 Northwest Parkway	Industrial	—	161	1,637	61
Northwest Business Center	2130 Northwest Parkway	Industrial	—	353	2,885	221
Northwest Business Center	2270 Northwest Parkway	Industrial	1,803	483	3,887	60
Northwest Business Center	2275 Northwest Parkway	Industrial	1,240	327	2,641	49

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	—	3,549	30,083	845
Riverport Business Park	Riverport Distribution A	Industrial	—	242	2,223	104
Riverport Business Park	Express Scripts HQ	Office	—	2,285	12,358	155
Riverport Business Park	Riverport 1	Industrial	—	900	4,362	92
Riverport Business Park	Riverport 2	Industrial	—	1,238	6,997	—
Riverport Business Park	Riverport 3	Industrial	—	1,188	3,711	—
Riverport Distribution	Express Scripts Service Center	Industrial	—	1,197	8,716	172
West Port Center	Westport Center I	Industrial	—	1,707	6,196	793
West Port Center	Westport Center II	Industrial	—	915	2,854	246
West Port Center	Westport Center III	Industrial	—	1,207	2,963	442

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Bldg 1	Office	—	1,493	14,260	495
Deerfield Crossing	Deerfield Crossing Bldg 2	Office	—	1,069	13,243	—
Governor's Pointe	Governor's Pointe 4770	Office	4,086	586	7,952	—
Governor's Pointe	Governor's Pointe 4700	Industrial	3,150	584	5,810	132
Governor's Pointe	Governor's Pointe 4900	Industrial	2,415	654	4,308	15
Governor's Pointe	Governor's Pointe 4705	Office	—	719	7,793	2,242
Governor's Pointe	Governor's Pointe 4605	Office	—	630	17,566	1,157
Governor's Pointe	Governor's Pointe 8990	Office	—	594	6,096	428
Governor's Pointe	Governor's Pointe 4660	Office	—	385	4,782	409
Governor's Pointe	Governor's Pointe 4680	Office	—	1,115	8,550	810
Governors Pointe Retail	Bigg's Supercenter	Retail	—	2,107	9,942	24
Governors Pointe Retail	Lowes	Retail	—	3,750	6,477	137

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	Landerbrook Corp. Center I	Office	—	1,807	10,775	421
Landerbrook Corporate Ctr	Landerbrook Corp. Center II	Office	—	1,382	10,063	1,003
Landerbrook Corporate Ctr	Landerbrook Corp. Center III	Office	—	1,528	8,505	—

MCDONOUGH, GEORGIA
Liberty Dist. Center	120 Declaration Drive	Industrial	—	615	8,582	—
Liberty Dist. Center	Liberty III	Industrial	—	2,273	13,582	—

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	2,283	864	5,016	631

MIDDLETOWN, OHIO
Monroe Business Center	Monroe Business Center 2	Industrial	—	767	11,542	—

MILFORD, OHIO
Park 50	Park 50 Bldg 17	Office	—	500	5,473	133
Park 50	Park 50 Bldg 20	Industrial	3,625	461	7,144	—
Park 50	Park 50 Bldg 25	Industrial	—	1,161	4,128	988

MINNEAPOLIS, MINNESOTA
Broadway Business Center	Broadway Business Ctr III	Industrial	—	140	813	53
Broadway Business Center	Broadway Business Ctr IV	Industrial	—	194	1,142	194
Broadway Business Center	Broadway Business Ctr VI	Industrial	—	433	2,504	249

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Northwest Business Center	92	1,016	1,108	64	1982	1999
Northwest Business Center	175	1,518	1,693	109	1982	1999
Northwest Business Center	85	999	1,084	64	1982	1999
Northwest Business Center	47	506	553	33	1982	1999
Northwest Business Center	294	3,197	3,491	202	1982	1999
Northwest Business Center	161	1,698	1,859	112	1982	1999
Northwest Business Center	353	3,106	3,459	224	1982	1999
Northwest Business Center	483	3,947	4,430	256	1988	1999
Northwest Business Center	327	2,690	3,017	179	1988	1999

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	3,549	30,928	34,477	3,451	1991	1997
Riverport Business Park	242	2,327	2,569	248	1990	1997
Riverport Business Park	2,285	12,513	14,798	1,844	1999	1999
Riverport Business Park	900	4,454	5,354	851	1999	1999
Riverport Business Park	1,238	6,997	8,235	849	2000	2000
Riverport Business Park	1,188	3,711	4,899	28	2001	2001
Riverport Distribution	1,197	8,888	10,085	987	1992	1997
West Port Center	1,707	6,989	8,696	1,396	1998	1998
West Port Center	914	3,101	4,015	672	1998	1998
West Port Center	1,206	3,406	4,612	403	1998	1999

MASON, OHIO
Deerfield Crossing	1,493	14,755	16,248	1,775	1999	1999
Deerfield Crossing	1,069	13,243	14,312	253	2001	2001
Governor's Pointe	596	7,942	8,538	2,644	1986	1988
Governor's Pointe	595	5,931	6,526	2,047	1987	1988
Governor's Pointe	673	4,304	4,977	1,307	1987	1989
Governor's Pointe	987	9,767	10,754	2,445	1988	1993
Governor's Pointe	909	18,444	19,353	3,990	1990	1993
Governor's Pointe	594	6,524	7,118	1,357	1997	1997
Governor's Pointe	529	5,047	5,576	1,104	1997	1997
Governor's Pointe	1,115	9,360	10,475	1,812	1998	1998
Governors Pointe Retail	4,227	7,846	12,073	1,573	1996	1996
Governors Pointe Retail	3,750	6,614	10,364	1,166	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	1,808	11,195	13,003	2,164	1997	1997
Landerbrook Corporate Ctr	1,382	11,066	12,448	1,359	1998	1998
Landerbrook Corporate Ctr	1,528	8,505	10,033	59	2000	2001

MCDONOUGH, GEORGIA
Liberty Dist. Center	615	8,582	9,197	532	1997	1999
Liberty Dist. Center	2,273	13,582	15,855	147	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	864	5,647	6,511	865	1979	1997

MIDDLETOWN, OHIO
Monroe Business Center	767	11,542	12,309	129	2000	2001

MILFORD, OHIO
Park 50	510	5,596	6,106	2,181	1985	1986
Park 50	469	7,136	7,605	2,848	1987	1988
Park 50	1,184	5,093	6,277	1,401	1989	1993

MINNEAPOLIS, MINNESOTA
Broadway Business Center	144	862	1,006	83	1983	1998
Broadway Business Center	200	1,330	1,530	152	1983	1998
Broadway Business Center	447	2,739	3,186	284	1983	1998

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Broadway Business Center	Broadway Business Ctr VII	Industrial	—	233	1,355	170
Minneapolis	Chilies Ground Lease	Grounds	—	921	—	69
Minneapolis	Knox Land Lease	Grounds	—	1,067	—	—
Minneapolis	Olive Garden Ground Lease	Grounds	—	921	—	—
10801 Red Circle Drive	10801 Red Circle Dr.	Office	—	527	3,448	740
Encore Park	Encore Park	Industrial	—	947	5,649	297

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	—	660	5,403	238

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	5,492	1,327	8,442	363
Perimeter Park	5151 McCrimmon Pkwy	Industrial	—	1,318	8,219	412
Perimeter Park	2600 Perimeter Park Dr	Industrial	—	975	5,392	143
Perimeter Park	5150 McCrimmon Pkwy	Industrial	—	1,739	12,249	136
Perimeter Park	2400 Perimeter Park Dr.	Office	—	760	6,305	203
Perimeter Park	3000 Perimeter Park Dr	Industrial	1,921	482	3,156	421
Perimeter Park	2900 Perimeter Park Dr	Industrial	1,510	235	2,340	563
Perimeter Park	2800 Perimeter Park Dr	Industrial	2,784	777	4,927	173
Perimeter Park	100 Perimeter Park Drive	Industrial	—	477	3,239	71
Perimeter Park	200 Perimeter Park Drive	Industrial	—	567	3,149	70
Perimeter Park	300 Perimeter Park Drive	Industrial	—	567	3,148	130
Perimeter Park	400 Perimeter Park Drive	Industrial	3,966	486	4,455	105
Perimeter Park	500 Perimeter Park Drive	Industrial	—	522	4,421	71
Perimeter Park	800 Perimeter Park Drive	Industrial	2,932	405	3,309	127
Perimeter Park	900 Perimeter Park Drive	Industrial	—	629	1,908	651
Perimeter Park	1000 Perimeter Park Drive	Industrial	—	405	3,259	115
Perimeter Park	1100 Perimeter Park Drive	Industrial	—	777	6,037	201
Perimeter Park	1400 Perimeter Park Drive	Office	—	666	4,603	53
Perimeter Park	1500 Perimeter Park Drive	Office	—	1,148	10,397	356
Perimeter Park	1600 Perimeter Park Drive	Office	6,402	1,463	10,134	286
Perimeter Park	1800 Perimeter Park Drive	Office	3,637	907	5,751	58
Perimeter Park	2000 Perimeter Park Drive	Office	—	788	8,210	76
Perimeter Park	1700 Perimeter Center West	Office	—	1,230	10,780	42
Perimeter Park	3900 N. Paramount Parkway	Office	—	540	13,296	110
Perimeter Park	3900 S.Paramount Pkwy	Office	—	1,575	12,398	648
Perimeter Park	5200 East Paramount	Office	—	1,748	17,667	242
Perimeter Park	3500 Paramount Pkwy	Office	—	755	12,894	—
Perimeter Park	2700 Perimeter Park	Industrial	—	662	2,848	—
Perimeter Park	5200 West Paramount	Office	—	1,831	12,899	—
Research Triangle Ind. Ctr	409 Airport Blvd Bldg A	Industrial	871	296	1,286	—
Research Triangle Ind. Ctr	409 Airport Blvd Bldg B	Industrial	536	175	769	12
Research Triangle Ind. Ctr	409 Airport Blvd bldg C	Industrial	1,812	185	2,849	198
Woodlake Center	100 Innovation Avenue	Industrial	—	633	4,003	261
Woodlake Center	101 Innovation Ave	Industrial	—	615	4,095	98
Woodlake Center	200 Innovation Drive	Industrial	—	357	4,521	—
Woodlake Center	501 Innovation Ave.	Industrial	—	640	7,029	67

NASHVILLE, TENNESSEE
Airpark Business Center	1420 Donelson Pike	Industrial	579	1,331	5,401	368
Airpark Business Center	1410 Donelson Pike	Industrial	685	1,411	6,898	115
Airpark Business Center	1400 Donelson Pike	Industrial	539	1,276	5,042	270
Airpark Business Center	400 Airpark Center	Industrial	1,957	419	2,182	8
Airpark Business Center	500 Airpark Center Dr.	Industrial	3,151	923	2,456	850
Airpark Business Center	600 Airport Center Dr.	Industrial	3,038	729	3,331	13
Airpark Business Center	700 Airpark Center Dr.	Industrial	2,934	801	2,840	283
Airpark Business Center	800 Airpark Center Dr.	Industrial	2,558	924	4,010	221
Airpark Business Center	900 Airpark Center Dr.	Industrial	2,161	798	3,414	194
Airpark Business Center	1000 Airpark Center Dr.	Industrial	—	1,300	9,624	18
Airpark Business Center	5270 Harding Place	Industrial	1,201	535	2,494	8

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Broadway Business Center	241	1,517	1,758	212	1983	1998
Minneapolis	990	—	990	1	N/A	1998
Minneapolis	1,067	—	1,067	—	N/A	1997
Minneapolis	921	—	921	—	N/A	1998
10801 Red Circle Drive	527	4,188	4,715	872	1977	1997
Encore Park	974	5,919	6,893	668	1977	1997

MONROE, OHIO
Monroe Business Center	660	5,641	6,301	457	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	1,351	8,781	10,132	635	1993	1999
Perimeter Park	1,342	8,607	9,949	603	1995	1999
Perimeter Park	991	5,519	6,510	344	1997	1999
Perimeter Park	1,773	12,351	14,124	753	1998	1999
Perimeter Park	778	6,490	7,268	424	1999	1999
Perimeter Park	491	3,568	4,059	263	1989	1999
Perimeter Park	241	2,897	3,138	216	1990	1999
Perimeter Park	791	5,086	5,877	340	1992	1999
Perimeter Park	477	3,310	3,787	232	1987	1999
Perimeter Park	567	3,219	3,786	220	1987	1999
Perimeter Park	567	3,278	3,845	222	1986	1999
Perimeter Park	486	4,560	5,046	308	1983	1999
Perimeter Park	522	4,492	5,014	320	1985	1999
Perimeter Park	405	3,436	3,841	241	1984	1999
Perimeter Park	629	2,559	3,188	178	1982	1999
Perimeter Park	405	3,374	3,779	239	1982	1999
Perimeter Park	794	6,221	7,015	433	1990	1999
Perimeter Park	679	4,643	5,322	286	1991	1999
Perimeter Park	1,177	10,724	11,901	780	1996	1999
Perimeter Park	1,492	10,391	11,883	670	1994	1999
Perimeter Park	923	5,793	6,716	355	1994	1999
Perimeter Park	810	8,264	9,074	513	1997	1999
Perimeter Park	1,260	10,792	12,052	683	1997	1999
Perimeter Park	574	13,372	13,946	839	1998	1999
Perimeter Park	1,612	13,009	14,621	1,015	2000	1999
Perimeter Park	1,797	17,860	19,657	1,405	1999	1999
Perimeter Park	755	12,894	13,649	630	1999	2000
Perimeter Park	662	2,848	3,510	18	2001	2001
Perimeter Park	1,831	12,899	14,730	—	2000	2001
Research Triangle Ind. Ctr	300	1,282	1,582	84	1983	1999
Research Triangle Ind. Ctr	177	779	956	51	1986	1999
Research Triangle Ind. Ctr	193	3,039	3,232	254	1982	1999
Woodlake Center	633	4,264	4,897	307	1994	1999
Woodlake Center	615	4,193	4,808	267	1997	1999
Woodlake Center	357	4,521	4,878	491	1999	1999
Woodlake Center	640	7,096	7,736	794	1999	1999

NASHVILLE, TENNESSEE
Airpark Business Center	1,357	5,743	7,100	360	1985	1999
Airpark Business Center	1,411	7,013	8,424	443	1986	1999
Airpark Business Center	1,276	5,312	6,588	367	1996	1999
Airpark Business Center	419	2,190	2,609	139	1989	1999
Airpark Business Center	923	3,306	4,229	252	1988	1999
Airpark Business Center	729	3,344	4,073	207	1990	1999
Airpark Business Center	801	3,123	3,924	199	1992	1999
Airpark Business Center	924	4,231	5,155	296	1995	1999
Airpark Business Center	798	3,608	4,406	210	1995	1999
Airpark Business Center	1,300	9,642	10,942	599	1997	1999
Airpark Business Center	535	2,502	3,037	155	1996	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Airpark Business Center	1415 Donelson Pike	Industrial	4,030	1,308	8,799	56
Airpark Business Center	1413 Donelson Pike	Industrial	1,302	549	2,743	—
Airpark Business Center	5233 Harding Place	Industrial	—	628	3,108	—
Cumberland Business Center	Cumberland Business Center I	Industrial	—	1,461	6,938	—
Four-Forty Business Center	700 Melrose Avenue	Industrial	3,596	938	6,464	—
Four-Forty Business Center	684 Melrose Avenue	Industrial	—	1,812	7,583	191
Four-Forty Business Center	782 Melrose Avenue	Industrial	—	1,522	5,750	205
Four-Forty Business Center	784 Melrose Avenue	Industrial	—	471	3,321	257
Greenbriar	Greenbriar Business Park	Industrial	—	1,445	5,085	573
Haywood Oaks	Haywood Oaks Bldg 2	Industrial	—	395	1,928	62
Haywood Oaks	Haywood Oaks Bldg 3	Industrial	—	346	1,741	356
Haywood Oaks	Haywood Oaks Bldg 4	Industrial	—	435	2,083	279
Haywood Oaks	Haywood Oaks Bldg 5	Industrial	—	629	3,041	149
Haywood Oaks	Haywood Oaks Bldg 6	Industrial	—	924	6,323	527
Haywood Oaks	Haywood Oaks Bldg 7	Industrial	—	456	1,844	247
Haywood Oaks	Haywood Oaks Bldg 8	Industrial	—	617	3,481	741
Haywood Oaks East	Haywood Oaks East	Industrial	—	969	5,837	—
Lakeview Place	Three Lakeview	Office	—	2,126	13,853	926
Lakeview Place	One Lakeview Place	Office	—	2,046	11,807	608
Lakeview Place	Two Lakeview Place	Office	—	2,046	11,838	827
Metro Center	545 Mainstream Dr.	Office	2,697	847	6,310	136
Metro Center	566 Mainstream Dr.	Industrial	—	454	3,927	209
Metro Center	621 Mainstream Dr.	Industrial	—	428	2,860	16
Metro Center	Riverview Business Center I	Industrial	—	497	2,830	—
Metro Center	Riverview Business Center II	Industrial	—	685	2,435	—
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial	—	1,180	4,776	98
Metropolitan Airport Center	Metro Airport Bus Ctr C	Industrial	—	1,053	4,925	—
Nashville Business Center	3300 Briley Park Blvd.	Industrial	—	936	7,138	2
Royal Parkway Center	2515 Perimeter Parkway	Industrial	—	731	4,753	192
Royal Parkway Center	500 Royal Parkway	Industrial	—	599	4,636	—

NEW ALBANY, OHIO
New Albany	Novus Services, Inc.	Office	—	9,000	46,150	—
New Albany	6525 Campus Oval	Office	—	881	5,469	—

NEW HOPE, MINNESOTA
Bass Lake Business Building	Bass Lake Business Bldg	Industrial	931	298	1,715	68

NORCROSS, GEORGIA
Gwinnett Park	1750 Beaver Ruin	Industrial	—	640	6,793	17
Gwinnett Park	4258 Communications Drive	Industrial	—	29	2,388	—
Gwinnett Park	4261 Communications Drive	Industrial	—	254	1,916	99
Gwinnett Park	4291 Communications Drive	Industrial	—	4	1,467	—
Gwinnett Park	1826 Doan Way	Industrial	—	51	3,065	66
Gwinnett Park	1857 Doan Way	Industrial	—	23	397	44
Gwinnett Park	1650 International Blvd	Industrial	—	69	2,211	27
Gwinnett Park	4245 International Blvd	Industrial	—	192	10,848	1
Gwinnett Park	4250 International Blvd	Industrial	—	193	3,042	23
Gwinnett Park	4295 International Blvd	Industrial	—	58	2,330	45
Gwinnett Park	4320 International Blvd	Industrial	—	44	2,058	37
Gwinnett Park	4350 International Blvd	Industrial	—	78	3,061	225
Gwinnett Park	4355 International Blvd	Industrial	—	233	2,969	180
Gwinnett Park	4405A International Blvd	Industrial	—	97	2,680	86
Gwinnett Park	4405B International Blvd	Industrial	—	118	3,900	143
Gwinnett Park	4405C International Blvd	Industrial	—	21	800	43
Gwinnett Park	1828 Meca Way	Industrial	—	16	2,621	109
Gwinnett Park	1858 Meca Way	Industrial	—	20	1,828	170
Gwinnett Park	4316 Park Drive	Industrial	—	262	1,420	273
Gwinnett Park	4357 Park Drive	Industrial	—	12	2,251	219
Gwinnett Park	4366 Park Drive	Office	—	6	205	292

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Airpark Business Center	1,308	8,855	10,163	532	1996	1999
Airpark Business Center	549	2,743	3,292	170	1996	1999
Airpark Business Center	628	3,108	3,736	300	1998	1999
Cumberland Business Center	1,461	6,938	8,399	692	1999	1999
Four—Forty Business Center	938	6,464	7,402	399	1997	1999
Four—Forty Business Center	1,812	7,774	9,586	555	1998	1999
Four—Forty Business Center	1,522	5,955	7,477	373	1997	1999
Four—Forty Business Center	471	3,578	4,049	310	1999	1999
Greenbriar	1,445	5,658	7,103	1,067	1986	1994
Haywood Oaks	395	1,990	2,385	405	1988	1993
Haywood Oaks	346	2,097	2,443	398	1988	1993
Haywood Oaks	435	2,362	2,797	567	1988	1993
Haywood Oaks	629	3,190	3,819	704	1988	1993
Haywood Oaks	946	6,828	7,774	1,406	1989	1993
Haywood Oaks	456	2,091	2,547	376	1995	1995
Haywood Oaks	751	4,088	4,839	1,224	1997	1997
Haywood Oaks East	969	5,837	6,806	388	2000	2000
Lakeview Place	2,126	14,779	16,905	1,011	1999	1999
Lakeview Place	2,063	12,398	14,461	1,071	1986	1998
Lakeview Place	2,046	12,665	14,711	1,069	1988	1998
Metro Center	847	6,446	7,293	440	1983	1999
Metro Center	454	4,136	4,590	321	1982	1999
Metro Center	428	2,876	3,304	178	1984	1999
Metro Center	497	2,830	3,327	158	2000	2000
Metro Center	685	2,435	3,120	16	2001	2001
Metropolitan Airport Center	1,190	4,864	6,054	665	1999	1999
Metropolitan Airport Center	1,053	4,925	5,978	9	2001	2001
Nashville Business Center	936	7,140	8,076	892	1997	1999
Royal Parkway Center	734	4,942	5,676	307	1990	1999
Royal Parkway Center	603	4,632	5,235	288	1990	1999

NEW ALBANY, OHIO
New Albany	9,000	46,150	55,150	1,945	1999	2000
New Albany	881	5,469	6,350	—	1999	2001

NEW HOPE, MINNESOTA
Bass Lake Business Building	298	1,783	2,081	194	1981	1997

NORCROSS, GEORGIA
Gwinnett Park	640	6,810	7,450	424	1997	1999
Gwinnett Park	29	2,388	2,417	152	1981	1999
Gwinnett Park	254	2,015	2,269	122	1981	1999
Gwinnett Park	16	1,455	1,471	92	1981	1999
Gwinnett Park	51	3,131	3,182	201	1984	1999
Gwinnett Park	56	408	464	31	1970	1999
Gwinnett Park	69	2,238	2,307	138	1984	1999
Gwinnett Park	192	10,849	11,041	673	1985	1999
Gwinnett Park	216	3,042	3,258	192	1986	1999
Gwinnett Park	58	2,375	2,433	157	1984	1999
Gwinnett Park	44	2,095	2,139	129	1984	1999
Gwinnett Park	78	3,286	3,364	206	1982	1999
Gwinnett Park	233	3,149	3,382	203	1983	1999
Gwinnett Park	97	2,766	2,863	175	1984	1999
Gwinnett Park	118	4,043	4,161	302	1984	1999
Gwinnett Park	21	843	864	51	1984	1999
Gwinnett Park	16	2,730	2,746	227	1975	1999
Gwinnett Park	27	1,991	2,018	132	1975	1999
Gwinnett Park	262	1,693	1,955	119	1980	1999
Gwinnett Park	12	2,470	2,482	173	1979	1999
Gwinnett Park	22	481	503	32	1981	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Gwinnett Park	4386 Park Drive	Industrial	—	17	986	411
Gwinnett Park	4436 Park Drive	Industrial	—	18	2,279	27
Gwinnett Park	4437 Park Drive	Industrial	—	21	2,644	108
Gwinnett Park	4467 Park Drive	Industrial	—	6	1,630	48
Gwinnett Park	4487 Park Drive	Industrial	—	6	3,407	342
Gwinnett Park	1835 Shackleford Court	Office	—	29	6,309	152
Gwinnett Park	1854 Shackleford Road	Office	—	52	10,387	590
Gwinnett Park	4274 Shackleford Road	Industrial	—	27	3,626	120
Gwinnett Park	4275 Shackleford Court	Office	477	8	2,125	243
Gwinnett Park	4344 Shackleford Road	Industrial	—	286	2,221	166
Gwinnett Park	4355 Shackleford Road	Industrial	—	7	6,856	63
Gwinnett Park	4364 Shackleford Road	Industrial	—	9	982	—
Gwinnett Park	4366 Shackleford Road	Industrial	—	20	2,567	314
Gwinnett Park	4388 Shackelford Road	Industrial	—	33	4,002	192
Gwinnett Park	4400 Shackleford Road	Industrial	—	14	1,567	—
Gwinnett Park	4444 Shackleford Road	Industrial	—	31	2,632	327
Gwinnett Pavilion	1505 Pavillion Place	Industrial	—	448	3,996	414
Gwinnett Pavilion	3883 Steve Reynolds Blvd.	Industrial	—	612	4,928	4
Gwinnett Pavilion	3890 Steve Reynolds Blvd	Industrial	—	519	3,028	—
Gwinnett Pavilion	3950 Steve Reynolds Blvd.	Industrial	—	684	2,825	3
Northeast I85	6525—27 Jimmy Carter Blvd	Industrial	—	509	4,233	203
Northeast I85	5755 Peachtree Industrial Blvd	Office	—	800	3,652	231
Northeast I85	5765 Peachtree Industrial Blvd	Industrial	—	521	4,674	—
Northeast I85	5775 Peachtree Industrial Blvd	Industrial	—	521	4,695	42
Northwoods	2915 Courtyards Drive	Industrial	—	268	1,961	44
Northwoods	2925 Courtyards Drive	Industrial	—	333	3,235	—
Northwoods	2975 Courtyards Drive	Industrial	—	144	1,264	94
Northwoods	2995 Courtyards Drive	Industrial	—	109	892	—
Northwoods	2725 Northwoods Pkwy	Industrial	—	440	2,568	539
Northwoods	2755 Northwoods Pkwy	Industrial	—	249	2,880	37
Northwoods	2775 Northwoods Pkwy	Industrial	—	322	2,425	—
Northwoods	2850 Colonnades Court	Industrial	—	562	5,280	—
Northwoods	3040 Northwoods Pkwy	Industrial	—	298	1,801	155
Northwoods	3044 Northwoods Circle	Industrial	—	167	718	34
Northwoods	3055 Northwoods Pkwy	Industrial	—	213	1,556	90
Northwoods	3075 Northwoods Pkwy	Industrial	—	374	2,865	185
Northwoods	3100 Northwoods Pkwy	Industrial	—	393	2,543	6
Northwoods	3155 Northwoods Pkwy	Industrial	—	331	2,504	—
Northwoods	3175 Northwoods Pkwy	Industrial	—	250	2,071	6
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial	—	500	3,662	18
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial	—	500	2,943	38
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial	—	525	2,363	222

NORTH OLMSTED, OHIO
Great Northern Corp Center	Great Northern Corp Center I	Office	—	1,048	7,088	513
Great Northern Corp Center	Great Northern Corp Center II	Office	—	1,048	7,169	1,180
Great Northern Corp Center	Great Northern Corp Center III	Office	—	604	5,642	863

OLIVETTE, MISSOURI
I—170 Center	I—170 Center	Industrial	—	950	4,151	577
Warson Commerce Center	Warson Commerce Center	Industrial	—	749	5,372	340

ORLANDO, FLORIDA
Business Centre at Lee Vista	Lee Vista Distribution Ctr I	Industrial	—	819	4,545	450
Business Centre at Lee Vista	Lee Vista Distribution Ctr II	Industrial	—	740	3,887	—
Business Centre at Lee Vista	Lee Vista Service Center I	Industrial	—	926	2,344	—
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg B	Industrial	—	565	4,893	—
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg A	Industrial	—	493	4,545	—
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg D	Industrial	—	593	4,131	—
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg E	Industrial	—	649	4,654	—

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Gwinnett Park	17	1,397	1,414	105	1973	1999
Gwinnett Park	18	2,306	2,324	141	1968	1999
Gwinnett Park	21	2,752	2,773	171	1978	1999
Gwinnett Park	6	1,678	1,684	112	1978	1999
Gwinnett Park	6	3,749	3,755	248	1978	1999
Gwinnett Park	29	6,461	6,490	439	1990	1999
Gwinnett Park	52	10,977	11,029	756	1985	1999
Gwinnett Park	27	3,746	3,773	233	1974	1999
Gwinnett Park	12	2,364	2,376	151	1985	1999
Gwinnett Park	286	2,387	2,673	192	1975	1999
Gwinnett Park	70	6,856	6,926	425	1972	1999
Gwinnett Park	9	982	991	61	1973	1999
Gwinnett Park	26	2,875	2,901	213	1981	1999
Gwinnett Park	43	4,184	4,227	259	1981	1999
Gwinnett Park	18	1,563	1,581	98	1981	1999
Gwinnett Park	31	2,959	2,990	240	1979	1999
Gwinnett Pavilion	448	4,410	4,858	441	1988	1999
Gwinnett Pavilion	612	4,932	5,544	305	1990	1999
Gwinnett Pavilion	519	3,028	3,547	190	1991	1999
Gwinnett Pavilion	684	2,828	3,512	175	1992	1999
Northeast I85	509	4,436	4,945	303	1983	1999
Northeast I85	800	3,883	4,683	240	1997	1999
Northeast I85	521	4,674	5,195	290	1997	1999
Northeast I85	521	4,737	5,258	298	1997	1999
Northwoods	268	2,005	2,273	143	1986	1999
Northwoods	333	3,235	3,568	200	1986	1999
Northwoods	144	1,358	1,502	88	1986	1999
Northwoods	109	892	1,001	55	1986	1999
Northwoods	440	3,107	3,547	209	1984	1999
Northwoods	249	2,917	3,166	181	1986	1999
Northwoods	322	2,425	2,747	150	1986	1999
Northwoods	562	5,280	5,842	327	1988	1999
Northwoods	298	1,956	2,254	140	1984	1999
Northwoods	167	752	919	47	1984	1999
Northwoods	213	1,646	1,859	115	1985	1999
Northwoods	374	3,050	3,424	251	1985	1999
Northwoods	393	2,549	2,942	158	1985	1999
Northwoods	331	2,504	2,835	155	1985	1999
Northwoods	250	2,077	2,327	128	1985	1999
Peachtree Corners Tech Center	500	3,680	4,180	228	1998	1999
Peachtree Corners Tech Center	500	2,981	3,481	186	1998	1999
Peachtree Corners Tech Center	525	2,585	3,110	176	1998	1999

NORTH OLMSTED, OHIO
Great Northern Corp Center	1,040	7,609	8,649	1,129	1985	1996
Great Northern Corp Center	1,048	8,349	9,397	1,589	1987	1996
Great Northern Corp Center	604	6,505	7,109	882	1999	1999

OLIVETTE, MISSOURI
I—170 Center	1,018	4,660	5,678	696	1986	1996
Warson Commerce Center	749	5,712	6,461	582	1987	1998

ORLANDO, FLORIDA
Business Centre at Lee Vista	819	4,995	5,814	767	1998	1999
Business Centre at Lee Vista	740	3,887	4,627	282	1999	2000
Business Centre at Lee Vista	926	2,344	3,270	17	2000	2001
Parksouth Dist. Center	565	4,893	5,458	303	1996	1999
Parksouth Dist. Center	493	4,545	5,038	289	1997	1999
Parksouth Dist. Center	593	4,131	4,724	273	1998	1999
Parksouth Dist. Center	649	4,654	5,303	311	1997	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg F	Industrial	—	1,030	5,525	688
Parksouth Dist. Center	Parksouth Dist. Ctr—Bldg H	Industrial	—	725	3,575	—
Parksouth Dist. Center	Chase BTS—Orlando	Industrial	—	598	2,046	—

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office	—	1,696	11,368	1,368

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	6,332	1,104	11,103	—
Plainfield Business Park	Plainfield Building 2	Industrial	—	1,387	9,688	—

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office	—	1,527	5,831	707
Legacy Business Park	Metasolv Building Phase II	Office	—	1,181	11,182	65

PLYMOUTH, MINNESOTA
Medicine Lake	Medicine Lake Indus. Center	Industrial	3,902	1,158	6,645	283
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial	—	428	2,430	299
Plymouth Service Center	Plymouth Service Center	Industrial	—	345	1,971	720
Westpoint Buildings	Westpoint Business Ctr	Office	—	98	569	225
Westpoint Buildings	Westpoint Bldg B&C	Industrial	—	370	2,115	362
Westpoint Buildings	Westpoint Bldg D&E	Industrial	—	362	2,071	542

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	—	935	5,227	—
Crabtree Overlook	Crabtree Overlook	Office	—	2,164	17,367	—
Interchange Plaza	5520 Capital Ctr Dr.	Office	2,736	842	3,796	535
Interchange Plaza	801 Jones Franklin Road	Office	5,311	1,351	7,778	30
Spring Forest Business Center	3200 Spring Forest Road	Industrial	—	561	5,240	108
Spring Forest Business Center	3100 Spring Forest Road	Industrial	—	616	4,220	102
Walnut Creek	Walnut Creek Business Park #1	Industrial	—	419	2,351	—
Walnut Creek	Walnut Creek Business Park #2	Industrial	—	456	3,069	—
Walnut Creek	Walnut Creek Business Park #3	Industrial	—	679	3,801	—

ROANOKE, TEXAS
Alliance Gateway North	General Motors at Alliance	Industrial	—	3,338	16,101	—

ROSWELL, GEORGIA
Hembree Crest	11545 Wills Road	Industrial	—	1,225	6,461	147
Hembree Park	105 Hembree Park Drive	Industrial	—	288	1,791	312
Hembree Park	150 Hembree Park Drive	Industrial	—	824	3,751	63
Hembree Park	200 Hembree Park Drive	Industrial	—	160	2,059	110
Hembree Park	645 Hembree Parkway	Industrial	—	248	2,620	296
Hembree Park	655 Hembree Parkway	Industrial	—	248	2,755	29
Hembree Park	250 Hembree Park Drive	Industrial	—	686	5,255	—
Hembree Park	660 Hembree Park Drive	Industrial	—	785	5,070	185
Hembree Park	245 Hembree Park Drive	Industrial	—	616	6,375	575
Mansell Commons	993 Mansell Road	Industrial	—	136	1,285	—
Mansell Commons	995 Mansell Road	Industrial	—	80	915	47
Mansell Commons	997 Mansell Road	Industrial	—	72	664	99
Mansell Commons	999 Mansell Road	Industrial	—	104	960	—
Mansell Commons	1003 Mansell Road	Industrial	—	136	1,362	120
Mansell Commons	1005 Mansell Road	Industrial	—	72	946	4
Mansell Commons	1007 Mansell Road	Industrial	—	168	2,129	80
Mansell Commons	1009 Mansell Road	Industrial	—	264	2,539	252
Mansell Commons	1011 Mansell Road	Industrial	—	256	2,655	352
North Meadow	1100 Northmeadow Parkway	Industrial	—	552	3,955	227
North Meadow	1150 Northmeadow Parkway	Industrial	—	464	3,230	143
North Meadow	1125 Northmeadow Parkway	Industrial	—	320	3,638	309
North Meadow	1175 Northmeadow Parkway	Industrial	—	328	3,409	541

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Parksouth Dist. Center	1,030	6,213	7,243	489	1999	1999
Parksouth Dist. Center	725	3,575	4,300	116	2000	2000
Parksouth Dist. Center	598	2,046	2,644	18	2000	2001

PEPPER PIKE, OHIO
Corporate Circle	1,698	12,734	14,432	1,718	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	1,104	11,103	12,207	500	2000	2000
Plainfield Business Park	1,387	9,688	11,075	564	2000	2000

PLANO, TEXAS
Legacy Business Park	1,527	6,538	8,065	437	1997	1999
Legacy Business Park	1,181	11,247	12,428	743	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake	1,145	6,941	8,086	718	1970	1997
Plymouth Office/Tech Center	431	2,726	3,157	285	1986	1998
Plymouth Service Center	351	2,685	3,036	304	1978	1999
Westpoint Buildings	114	778	892	128	1978	1999
Westpoint Buildings	370	2,477	2,847	233	1978	1999
Westpoint Buildings	362	2,613	2,975	303	1978	1999

RALEIGH, NORTH CAROLINA
Brook Forest	935	5,227	6,162	208	2000	2000
Crabtree Overlook	2,164	17,367	19,531	194	2000	2001
Interchange Plaza	842	4,331	5,173	294	1993	1999
Interchange Plaza	1,351	7,808	9,159	489	1995	1999
Spring Forest Business Center	561	5,348	5,909	353	1986	1999
Spring Forest Business Center	616	4,322	4,938	284	1992	1999
Walnut Creek	419	2,351	2,770	15	2001	2001
Walnut Creek	456	3,069	3,525	26	2001	2001
Walnut Creek	679	3,801	4,480	—	2001	2001

ROANOKE, TEXAS
Alliance Gateway North	3,338	16,101	19,439	—	2001	2001

ROSWELL, GEORGIA
Hembree Crest	1,225	6,608	7,833	401	1998	1999
Hembree Park	288	2,103	2,391	141	1988	1999
Hembree Park	824	3,814	4,638	267	1985	1999
Hembree Park	160	2,169	2,329	142	1985	1999
Hembree Park	248	2,916	3,164	201	1986	1999
Hembree Park	248	2,784	3,032	175	1986	1999
Hembree Park	686	5,255	5,941	329	1996	1999
Hembree Park	785	5,255	6,040	319	1998	1999
Hembree Park	616	6,950	7,566	643	1999	1999
Mansell Commons	136	1,285	1,421	79	1987	1999
Mansell Commons	80	962	1,042	77	1987	1999
Mansell Commons	72	763	835	68	1987	1999
Mansell Commons	104	960	1,064	63	1987	1999
Mansell Commons	136	1,482	1,618	101	1987	1999
Mansell Commons	72	950	1,022	60	1987	1999
Mansell Commons	168	2,209	2,377	146	1987	1999
Mansell Commons	264	2,791	3,055	182	1986	1999
Mansell Commons	256	3,007	3,263	196	1984	1999
North Meadow	552	4,182	4,734	273	1989	1999
North Meadow	464	3,373	3,837	222	1988	1999
North Meadow	320	3,947	4,267	330	1987	1999
North Meadow	328	3,950	4,278	300	1987	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
North Meadow	1250 Northmeadow Parkway	Industrial	—	312	4,359	300
North Meadow	1225 Northmeadow Parkway	Industrial	—	336	3,518	192
North Meadow	1325 Northmeadow Parkway	Industrial	—	472	6,432	307
North Meadow	1335 Northmeadow Parkway	Industrial	—	946	8,174	30
North Meadow	11390 Old Roswell Road	Industrial	—	530	3,597	—
North Meadow	1400 Hembree Road	Industrial	—	545	3,258	—
North Meadow	1357 Hembree Road	Office	—	471	4,534	417
North Meadow	Northmeadow BD IV	Industrial	—	694	5,671	—
North Meadow	Northmeadow Service Ctr V	Industrial	—	705	3,237	—
North Meadow	Northmeadow BD VI	Industrial	—	423	3,025	—
Northbrook	Northbrook Business Dist II	Industrial	—	267	2,211	—
Other North Central Prop.	10745 Westside Parkway	Office	—	925	7,177	323

SEVEN HILLS, OHIO
Rock Run	Rock Run — North	Office	3,228	837	5,609	298
Rock Run	Rock Run — Center	Office	4,344	1,046	6,967	987
Rock Run	Rock Run — South	Office	3,364	877	5,888	290

SHARONVILLE, OHIO
Enterprise Park	Enterprise Bldg 1	Industrial	—	1,030	5,997	380
Enterprise Park	Enterprise Bldg 2	Industrial	—	733	3,864	704
Enterprise Park	Enterprise Bldg A	Industrial	—	119	728	74
Enterprise Park	Enterprise Bldg B	Industrial	—	119	1,227	67
Enterprise Park	Enterprise Bldg D	Industrial	—	243	1,967	451
Mosteller Dist. Center	Mosteller Distribution Ctr I	Industrial	—	1,327	6,280	1,000
Mosteller Dist. Center	Mosteller Distribution Ctr II	Industrial	—	828	4,726	1,068
Perimeter Park	Perimeter Park Bldg A	Industrial	—	229	1,343	175
Perimeter Park	Perimeter Park Bldg B	Industrial	—	244	1,063	134

SOLON, OHIO
Fountain Parkway	Fountain Parkway Bldg 2	Industrial	—	1,138	8,661	38
Fountain Parkway	Fountain Parkway Bldg 1	Industrial	—	527	2,889	41
Solon	30600 Carter	Industrial	—	819	3,388	302
Solon	6230 Cochran	Industrial	—	600	2,482	693
Solon	5821 Harper	Industrial	—	554	2,285	269
Solon	6161 Cochran	Industrial	—	395	1,624	226
Solon	5901 Harper	Industrial	—	349	1,441	163
Solon	29125 Solon	Industrial	—	504	2,072	417
Solon	6661 Cochran	Industrial	—	244	1,012	98
Solon	6521 Davis	Industrial	—	128	529	42
Solon	30301 Carter Street	Industrial	—	650	5,205	225

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	Cedar Lake Business Center	Industrial	—	332	1,920	95
Minneapolis—West	1600 Tower	Office	—	2,321	31,776	—
North Plaza	North Plaza	Office	—	374	1,662	205
South Plaza	South Plaza	Office	—	397	2,306	65
Travelers Express Tower	Travelers Express Tower	Office	—	3,039	35,964	533
Novartis	Novartis Warehouse	Industrial	—	2,005	10,914	443
SW Submkt—Minneapolis West BC	5219 Building	Office	—	99	574	43

ST. LOUIS, MISSOURI
Craig Park Center	Craig Park Center	Industrial	—	254	2,291	199
Earth City	3300 Pointe 70	Office	4,183	1,186	7,526	323
Laumeier Office Park	Laumeier I	Office	—	1,384	9,992	418
Laumeier Office Park	Laumeier II	Office	—	1,421	9,971	577
Laumeier Office Park	Laumeier IV	Office	—	1,029	7,368	468
Maryville Center	500—510 Maryville Centre	Office	—	3,402	24,719	386
Maryville Center	530 Maryville Centre	Office	7,493	2,219	15,683	1,026
Maryville Center	550 Maryville Centre	Office	9,858	1,996	12,501	12

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
North Meadow	312	4,659	4,971	335	1989	1999
North Meadow	336	3,710	4,046	236	1989	1999
North Meadow	472	6,739	7,211	504	1990	1999
North Meadow	946	8,204	9,150	507	1996	1999
North Meadow	530	3,597	4,127	227	1997	1999
North Meadow	545	3,258	3,803	208	1998	1999
North Meadow	471	4,951	5,422	919	1999	1999
North Meadow	694	5,671	6,365	323	1999	1999
North Meadow	705	3,237	3,942	207	1999	1999
North Meadow	423	3,025	3,448	170	2000	2000
Northbrook	267	2,211	2,478	72	2000	2000
Other North Central Prop.	925	7,500	8,425	474	1995	1999

SEVEN HILLS, OHIO
Rock Run	837	5,907	6,744	910	1984	1996
Rock Run	1,046	7,954	9,000	1,450	1985	1996
Rock Run	877	6,178	7,055	949	1986	1996

SHARONVILLE, OHIO
Enterprise Park	1,051	6,356	7,407	1,386	1990	1993
Enterprise Park	747	4,554	5,301	1,097	1990	1993
Enterprise Park	119	802	921	140	1987	1995
Enterprise Park	119	1,294	1,413	234	1988	1995
Enterprise Park	243	2,418	2,661	702	1989	1995
Mosteller Dist. Center	1,327	7,280	8,607	1,939	1957	1996
Mosteller Dist. Center	828	5,794	6,622	1,038	1997	1997
Perimeter Park	229	1,518	1,747	202	1991	1996
Perimeter Park	244	1,197	1,441	186	1991	1996

SOLON, OHIO
Fountain Parkway	1,138	8,699	9,837	707	1998	1999
Fountain Parkway	527	2,930	3,457	300	1997	1998
Solon	821	3,688	4,509	408	1971	1997
Solon	602	3,173	3,775	472	1977	1997
Solon	555	2,553	3,108	344	1970	1997
Solon	396	1,849	2,245	225	1978	1997
Solon	350	1,603	1,953	178	1970	1997
Solon	505	2,488	2,993	238	1980	1997
Solon	245	1,109	1,354	128	1979	1997
Solon	128	571	699	62	1979	1997
Solon	650	5,430	6,080	724	1972	1999

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	332	2,015	2,347	228	1976	1997
Minneapolis—West	2,321	31,776	34,097	1,432	2000	2000
North Plaza	374	1,867	2,241	202	1966	1998
South Plaza	397	2,371	2,768	210	1966	1998
Travelers Express Tower	3,091	36,445	39,536	2,379	1987	1999
Novartis	2,005	11,357	13,362	1,025	1960	1998
SW Submkt—Minneapolis West BC	102	614	716	55	1965	1998

ST. LOUIS, MISSOURI
Craig Park Center	254	2,490	2,744	215	1984	1998
Earth City	1,186	7,849	9,035	952	1989	1997
Laumeier Office Park	1,384	10,410	11,794	2,075	1987	1995
Laumeier Office Park	1,421	10,548	11,969	2,029	1988	1995
Laumeier Office Park	1,029	7,836	8,865	719	1987	1998
Maryville Center	3,402	25,105	28,507	2,758	1984	1997
Maryville Center	2,219	16,709	18,928	1,919	1990	1997
Maryville Center	1,996	12,513	14,509	1,322	1988	1997

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
Maryville Center	635—645 Maryville Centre	Office	11,556	3,048	18,371	438
Maryville Center	655 Maryville Centre	Office	8,120	1,860	13,213	15
Maryville Center	540 Maryville Centre	Office	—	2,219	14,870	—
Maryville Center	520 Maryville Centre	Office	—	2,404	15,923	81
Maryville Center	700 Maryville Centre	Office	—	4,556	28,444	—
Maryville Center	533 Maryville Centre	Office	—	3,230	21,008	—
Maryville Center	555 Maryville Centre	Office	—	—	11,971	—
Maryville Center	Maryville Center Grounds	Grounds	—	3,226	—	—
St. Louis Business Center	St. Louis Business Center A	Industrial	—	194	1,749	293
St. Louis Business Center	St. Louis Business Center B	Industrial	—	250	2,255	1,092
St. Louis Business Center	St. Louis Business Center C	Industrial	—	166	1,498	384
St. Louis Business Center	St. Louis Business Center D	Industrial	—	168	1,518	383
West Port Center	Westport Center IV	Industrial	—	1,440	5,490	—
West Port Center	Westport Center V	Industrial	—	493	1,577	—
West Port Center	Westport Place	Office	—	1,990	7,773	—
Westmark	Westmark	Office	—	1,497	10,777	1,775
Westview Place	Westview Place	Office	—	669	9,276	1,320

ST. PAUL, MINNESOTA
University Crossing	University Crossing	Industrial	—	874	5,013	733

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial	—	344	2,470	127

STRONGSVILLE, OHIO
Dymet	Dyment	Industrial	—	816	5,337	39
Johnson Controlls	Johnson Controls	Industrial	—	364	2,389	75
Park 82	Park 82 Bldg 2	Industrial	—	322	2,873	606
Park 82	Park 82 Bldg 1	Industrial	—	243	1,955	281
Park 82	Park 82 Bldg 3	Industrial	—	298	2,650	342
Park 82	Park 82 Bldg 4	Industrial	—	360	5,432	—
Park 82	Park 82 Bldg 5	Industrial	—	351	4,390	—
Srague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial	—	564	4,447	—

SUNRISE, FLORIDA
Sawgrass	Sawgrass Commerce Ctr Phase II	Office	—	1,143	3,674	—

SUWANEE, GEORGIA
North Central Prop.	7250 McGinnis Ferry Road	Industrial	—	498	4,795	—

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	—	483	2,671	3
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	—	530	4,990	11
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	—	334	2,771	39
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	—	600	2,521	878
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	—	488	2,863	—
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	—	555	4,174	—
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	—	394	2,571	—
Highland Oaks	Highland Oaks I	Office	—	1,525	14,176	369
Highland Oaks	Highland Oaks II	Office	—	1,605	10,168	—

TWINSBURG, OHIO
Enterprise Parkway	Enterprise Parkway #1	Industrial	—	198	1,573	193
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial	—	610	7,345	—

WEST CHESTER, OHIO
World Park Union Centre	World Park at Union Ctr 12	Industrial	—	306	3,081	—

WESTERVILLE, OHIO
Westerville Executive Campus	Liebert	Office	—	755	4,475	890

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
Maryville Center	3,048	18,809	21,857	2,301	1987	1997
Maryville Center	1,860	13,228	15,088	1,393	1994	1997
Maryville Center	2,219	14,870	17,089	1,730	1990	1997
Maryville Center	2,404	16,004	18,408	1,937	1998	1999
Maryville Center	4,556	28,444	33,000	1,742	1999	2000
Maryville Center	3,230	21,008	24,238	525	2000	2000
Maryville Center	—	11,971	11,971	—	2000	2001
Maryville Center	3,226	—	3,226	22	N/A	1999
St. Louis Business Center	194	2,042	2,236	183	1987	1998
St. Louis Business Center	250	3,347	3,597	406	1986	1998
St. Louis Business Center	166	1,882	2,048	204	1986	1998
St. Louis Business Center	168	1,901	2,069	213	1987	1998
West Port Center	1,440	5,490	6,930	435	2000	2000
West Port Center	493	1,577	2,070	136	1999	2000
West Port Center	1,990	7,773	9,763	828	1999	2000
Westmark	1,488	12,561	14,049	2,231	1987	1995
Westview Place	669	10,596	11,265	2,042	1988	1995

ST. PAUL, MINNESOTA
University Crossing	911	5,709	6,620	556	1990	1998

ST. PETERS, MISSOURI
Horizon Business Ctr	344	2,597	2,941	251	1985	1998

STRONGSVILLE, OHIO
Dymet	816	5,376	6,192	620	1988	1997
Johnson Controlls	364	2,464	2,828	285	1972	1997
Park 82	294	3,507	3,801	481	1998	1998
Park 82	215	2,264	2,479	289	1998	1998
Park 82	272	3,018	3,290	233	1999	1999
Park 82	360	5,432	5,792	254	2000	2000
Park 82	351	4,390	4,741	53	2000	2000
Srague Rd. Industrial	564	4,447	5,011	113	2000	2000

SUNRISE, FLORIDA
Sawgrass	1,143	3,674	4,817	108	2000	2001

SUWANEE, GEORGIA
North Central Prop.	498	4,795	5,293	267	1996	1999

TAMPA, FLORIDA
Fairfield Distribution Center	487	2,670	3,157	168	1998	1999
Fairfield Distribution Center	534	4,997	5,531	311	1998	1999
Fairfield Distribution Center	338	2,806	3,144	171	1999	1999
Fairfield Distribution Center	604	3,395	3,999	348	1999	1999
Fairfield Distribution Center	488	2,863	3,351	91	2000	2000
Fairfield Distribution Center	555	4,174	4,729	31	2001	2001
Fairfield Distribution Center	394	2,571	2,965	16	2001	2001
Highland Oaks	1,525	14,545	16,070	1,324	1999	1999
Highland Oaks	1,605	10,168	11,773	400	1999	2000

TWINSBURG, OHIO
Enterprise Parkway	198	1,766	1,964	160	1974	1998
Enterprise Parkway	610	7,345	7,955	348	2000	2000

WEST CHESTER, OHIO
World Park Union Centre	306	3,081	3,387	148	2000	2000

WESTERVILLE, OHIO
Westerville Executive Campus	755	5,365	6,120	839	1999	1999

Development	Name	Building Type	Encumbrances	Initial Cost Land	Buildings	Cost Capitalized Subsequent to Acquisition (1)
WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial	—	1,501	8,650	125
Oakmont Corporate Center	Oakmont Circle Office	Office	—	3,177	14,124	664

WOODLAWN, OHIO
Glenwood Crossing	Glenwood Crossing	Retail	—	3,651	1,361	—
	McDonalds Ground Lease	Grounds	—	480	—	—
	Eliminations			—	—	(34,903
	MV Construction Loan Payable		27,590
			318,484	576,985	3,916,831	159,037

Development	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Constructed	Year Acquired
	Land/Land Imp	Bldgs/TI	Total
WESTMONT, ILLINOIS
Oakmont Corporate Center	1,501	8,775	10,276	685	1989	1998
Oakmont Corporate Center	3,177	14,788	17,965	1,250	1990	1998

WOODLAWN, OHIO
Glenwood Crossing	3,651	1,361	5,012	127	1999	2000
	480	—	480	—	N/A	2000
	(399)	(34,505)	(34,903)	(6,730)
	583,909	4,068,944	4,652,853	425,721

(1)     Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2)     Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2001	2000	1999	2001	2000	1999
Balance at beginning of year	$4,570,563	$4,726,906	$2,403,779	$338,426	$254,574	$179,887
Acquisitions	13,927	6,104	162,876	—	—	—
Merger with Weeks Corporation	—		1,659,578
Construction costs and tenant improvements	467,285	603,194	549,568	—	—	—
Depreciation expense	—	—	—	138,723	143,800	99,350
Acquisition of minority interest	4,259	1,317	49,472	—	—	—
	5,056,034	5,337,521	4,825,273	477,149	398,374	279,237

Deductions during year:
Cost of real estate sold or contributed	(386,495)	(745,554)	(86,664)	(39,542)	(39,085)	(12,960)
Impairment Allowance	(4,800)	(541)	—
Write—off of fully amortized assets	(11,886)	(20,863)	(11,703)	(11,886)	(20,863)	(11,703)
Balance at end of year	$4,652,853	$4,570,563	$4,726,906	$425,721	$338,426	$254,574

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
			By:	Duke Realty Corporation
Its General Partner

March 26	, 2002	By:	/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman of the Board,
President and Chief Executive Officer

		By:	/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Executive Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas L. Hefner *	3/26/02	Chairman of the Board,
Thomas L. Hefner		President and Chief Executive
Officer and Director

/s/ Darell E. Zink, Jr. *	3/26/02	Executive Vice President and Chief
Darell E. Zink, Jr.		Financial Officer and Director

/s/ Dennis D. Oklak *	3/26/02	Executive Vice President and
Dennis D. Oklak		Chief Administrative Officer

/s/ Dennis D. Oklak *	3/26/02	Executive Vice President and
Dennis D. Oklak		Chief Administrative Officer

/s/ Barrington H. Branch*	3/26/02	Director
Barrington H. Branch

/s/ Geoffrey Button *	3/26/02	Director
Geoffrey Button

/s/ William Cavanaugh, III*	3/26/02	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/26/02	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	3/26/02	Director
Charles R. Eitel

/s/ Howard L. Feinsand *	3/26/02	Director
Howard L. Feinsand

/s/ L. Ben Lytle *	3/26/02	Director
L. Ben Lytle

/s/ William O. McCoy *	3/26/02	Director
William O. McCoy

/s/ John W. Nelley, Jr. *	3/26/02	Director
John W. Nelley, Jr.

/s/ James E. Rogers *	3/26/02	Director
James E. Rogers

* By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak