Form 10-Q
period 2002-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2002-05-14
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-9044

DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:	IRS Employer Identification Number:
Indiana	35-1740409

600 East 96th Street, Suite 100 Indianapolis, Indiana 46240

Telephone: (317) 808-6000
(Address, including zip code and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒        No       ☐

The number of Common Units outstanding as of May 8, 2002 was 15,019,038 ($.01 par value).

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per unit amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$585,273	$583,909
Buildings and tenant improvements	4,081,974	4,068,944
Construction in progress	100,764	154,086
Investments in unconsolidated companies	321,452	323,682
Land held for development	317,967	322,528
	5,407,430	5,453,149
Accumulated depreciation	(458,568)	(425,721)

Net real estate investments	4,948,862	5,027,428

Cash and cash equivalents	13,254	10,453
Accounts receivable, net of allowance of $2,674 and $2,820	14,644	23,142
Straight-line rent receivable, net of allowance of $1,929 and $841	44,612	42,751
Receivables on construction contracts	26,764	30,077
Deferred financing costs, net of accumulated amortization of $15,246 and $17,459	11,604	12,489
Deferred leasing and other costs, net of accumulated amortization of $43,991 and $41,284	95,475	97,117
Escrow deposits and other assets	91,314	86,789
	$5,246,529	$5,330,246
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$323,472	$318,484
Unsecured notes	1,376,315	1,376,372
Unsecured line of credit	38,000	120,000
	1,737,787	1,814,856

Construction payables and amounts due subcontractors	40,672	54,735
Accounts payable	2,388	2,274
Accrued expenses:
Real estate taxes	56,724	51,462
Interest	19,294	24,313
Other	45,540	48,678
Other liabilities	122,056	117,577
Tenant security deposits and prepaid rents	37,125	34,644
Total liabilities	2,061,586	2,148,539

Minority interest	5,730	5,475

Partners’ equity:
General Partner
Common equity	2,229,331	2,203,291
Preferred equity (liquidation preference of $608,664)	583,419	583,419
	2,812,750	2,786,710
Limited partners’ common equity	263,652	286,759
Limited partners’ preferred equity	102,955	102,955
Accumulated other comprehensive income (loss)	(144)	(192)
	3,179,213	3,176,232
	$5,246,529	$5,330,246

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31,

(in thousands, except per unit amounts)

(Unaudited)

	2002	2001
RENTAL OPERATIONS
Revenues:
Rental income	$168,380	$171,972
Equity in earnings of unconsolidated companies	6,296	9,970
	174,676	181,942
Operating expenses:
Rental expenses	31,216	30,601
Real estate taxes	19,100	17,759
Interest expense	27,720	29,613
Depreciation and amortization	42,397	40,021
	120,433	117,994

Earnings from rental operations	54,243	63,948

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	45,933	61,168
General contractor costs	(40,219)	(49,878)
Net general contractor revenue	5,714	11,290

Construction management and development activity income	20,393	4,162
Property management, maintenance and leasing fees	3,199	6,598
Other income	215	272
Total revenue	29,521	22,322

Operating expenses	13,989	13,034

Total earnings from service operations	15,532	9,288

General and administrative expense	(7,237)	(4,025)

Operating income	62,538	69,211

OTHER INCOME (EXPENSE)
Interest income	425	1,434
Earnings from land and depreciable property dispositions, net of impairment allowance	1,111	12,786
Other revenue (expense)	212	(939)
Other minority interest in earnings of subsidiaries	(385)	(911)
Income from continuing operations	63,901	81,581

Discontinued operations:
Net income from discontinued operations	1,352	1,198
Net income	65,253	82,779
Dividends on preferred units	(14,210)	(15,374)
Net income available for common unitholders	$51,043	$67,405

Basic net income per common unit:
Continuing operations	$.33	$.45
Discontinued operations	.01	.01
Total	$.34	$.46

Diluted net income per common unit
Continuing operations	$.33	$.44
Discontinued operations	.01	.01
Total	$.34	$.45

Weighted average number of common units outstanding	148,670	147,240
Weighted average number of common and dilutive potential common units	150,270	151,031

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$65,253	$82,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	37,186	36,129
Amortization of deferred leasing and other costs	5,633	4,454
Amortization of deferred financing costs	965	1,565
Minority interest in earnings	385	911
Straight-line rent adjustment	(1,386)	(3,634)
Earnings from land and depreciable property dispositions	(1,111)	(12,786)
Build-to-suit operations, net	101,178	(18,624)
Construction contracts, net	(10,598)	6,164
Other accrued revenues and expenses, net	8,473	(13,665)
Equity in earnings in (excess)/shortfall of operating distributions received from unconsolidated companies	5,288	(5,668)
Net cash provided by operating activities	211,266	77,625

Cash flows from investing activities:
Development of real estate investments	(36,733)	(92,633)
Acquisition of real estate investments	(8,375)	(13,927)
Acquisition of land held for development and infrastructure costs	(4,396)	(17,538)
Recurring tenant improvements	(5,952)	(3,529)
Recurring leasing costs	(4,274)	(2,824)
Recurring building improvements	(2,399)	(1,975)
Other deferred leasing costs	(3,586)	(5,400)
Other deferred costs and other assets	(315)	13,464
Tax deferred exchange escrow, net	—	(5,775)
Proceeds from land and depreciated property sales, net	25,395	93,518
Capital distributions from unconsolidated companies	—	6,810
Advances from (to) unconsolidated companies, net	(8,794)	2,248
Net cash used by investing activities	(49,429)	(27,561)

Cash flows from financing activities:

Contribution from General Partner	7,023	86,149
Proceeds from indebtedness	—	175,000
Payments on indebtedness including principal amortization	(5,193)	(28,446)
Repayments on lines of credit, net	(79,392)	(199,679)
Distributions to partners	(66,780)	(63,264)
Distributions to preferred unitholders	(14,210)	(15,374)
Distributions to minority interest	(330)	(328)
Deferred financing costs	(154)	(4,250)
Net cash used for financing activities	(159,036)	(50,192)

Net increase (decrease) in cash and cash equivalents	2,801	(128)

Cash and cash equivalents at beginning of period	10,453	39,200

Cash and cash equivalents at end of period	$13,254	$39,072

Other non-cash items:
Assumption of debt for real estate transactions	$7,791	$6,379
Contributions of land and depreciable property to unconsolidated companies	$—	$15,812
Conversion of Limited Partner Units to common shares of General Partner	$6,712	$518
Issuance of Limited Partner Units for real estate acquisitions	$4,687	$526

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2002

(in thousands, except per unit data)

(Unaudited)

	General Partner		Limited Partners’	Limited Partners’	Accumulated Other
	Common Equity	Preferred Equity	Common Equity	Preferred Equity	Comprehensive Income (Loss)	Total

Balance at December 31, 2001	$2,203,291	$583,419	$286,759	$102,955	$(192)	$3,176,232

Comprehensive income:

Net income	45,295	12,108	5,748	2,102	—	65,253

Distributions to preferred unitholders	—	(12,108)	—	(2,102)	—	(14,210)

Gains (losses) on derivative instruments					48	48

Comprehensive income available for common unitholders	—	—	—	—	—	51,091

Capital contribution from General Partner	7,271	—	—	—	—	7,271

Acquisition of Partnership interest for common stock of General Partner	32,772	—	(26,060)	—	—	6,712

Acquisition of property in exchange for Limited Partner Units	—	—	4,687	—	—	4,687

Distributions to partners ($.45 per Common Unit)	(59,298)	—	(7,482)	—	—	(66,780)

Balance at March 31, 2002	$2,229,331	$583,419	$263,652	$102,955	$(144)	$3,179,213

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the balance sheet as of December 31, 2001). The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K.

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

2.     Lines of Credit

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$38,000
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	—
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	30,198

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2002 are at LIBOR + .65% (2.56% at March 31, 2002).

The Partnership terminated the $150 million unsecured line of credit on April 11, 2002.

3.     Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Partnership has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Partnership received fees totaling approximately $316,000 and $519,000 for services provided to the Option Properties for the three months ended March 31, 2002 and 2001, respectively. The Partnership believes that the fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

The Partnership has other related party transactions that are insignificant and that include terms that are considered by the Partnership to be at arm’s-length and equal to those negotiated with unaffiliated parties.

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

The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31 (in thousands):

	2002	2001

Basic net income available for common unitholders	$51,043	$67,405
Joint venture partner convertible ownership net income	—	729
Diluted net income available for common units and dilutive potential common units	$51,043	$68,134

Weighted average number of common units outstanding	148,670	147,240
Joint venture partner convertible ownership common unit equivalents	—	2,101
Dilutive units for long-term compensation plans	1,600	1,690
Weighted average number of common units and dilutive potential common units	150,270	151,031

The Preferred D Series Convertible equity and the G Series Convertible Preferred Limited Partner units were anti-dilutive at March 31, 2002 and 2001; therefore, no conversion to common units is included in weighted dilutive potential common units.

A joint venture partner in one of the Partnership’s unconsolidated ventures has the option to convert a portion of its ownership to General Partner common shares. The effect of the option on earnings per unit was anti-dilutive at March 31, 2002; therefore, no conversion to common units is included in weighted dilutive potential common units. At March 31, 2001, the effect of the option on earnings per unit was dilutive. Therefore, additional equity in earnings was included in diluted net income available for common unitholders and conversion to common units was included in weighted dilutive potential common units.

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

The Partnership assesses and measures segment operating results based on a performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments for the three months ended March 31, 2002 and 2001, and the assets for each of the reportable segments as of March 31, 2002 and December 31, 2001, are summarized as follows (in thousands):

	Three Months Ended March 31
	2002	2001
Revenues
Rental Operations:
Office	$97,064	$91,717
Industrial	69,014	73,236
Retail	1,728	7,004
Service Operations	29,521	22,322
Total Segment Revenues	197,327	194,279
Non-Segment Revenue	6,870	9,985
Consolidated Revenue from continuing operations	204,197	204,264
Discontinued Operations	2,042	2,026
Consolidated Revenue	$206,239	$206,290

	Three Months Ended March 31
	2002	2001
Funds From Operations
Rental Operations:
Office	$64,504	$61,136
Industrial	52,584	56,259
Retail	1,477	5,723
Service Operations	15,532	9,288
Total Segment FFO	134,097	132,406

Non-Segment FFO:
Interest expense	(27,720)	(29,613)
Interest income	425	1,434
General and administrative expense	(7,237)	(4,025)
Gain on land sales	1,208	677
Other expenses	(355)	(526)
Minority interest in earnings of subsidiaries	(385)	(911)
Joint venture FFO	10,776	11,188
Dividends on preferred units	(14,210)	(15,374)
Discontinued operations	1,774	1,760
Consolidated FFO	98,373	97,016

Depreciation and amortization on continuing operations	(42,397)	(40,021)
Depreciation and amortization on discontinued operations	(422)	(562)
Share of joint venture adjustments	(4,415)	(1,137)
Earnings (loss) from depreciated property sales	(96)	12,109

Net Income Available for Common Unitholders	$51,043	$67,405

	March 31, 2002	December 31, 2001
Assets
Rental Operations:
Office	$2,613,336	$2,625,015
Industrial	2,101,916	2,184,234
Retail	66,314	64,946
Service Operations	89,593	99,554
Total Non-Segment Assets	4,871,159	4,973,749
Non-Segment Assets	375,370	356,497
Consolidated Assets	$5,246,529	$5,330,246

6.     Real Estate Assets Held for Sale

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale, when certain conditions are met.

At March 31, 2002, the Partnership had seven industrial properties, seven office properties and one retail property comprising over 1.7 million square feet classified as held for sale. Of these properties, three build-to-suit office, one build-to-suit industrial property and one build-to-suit retail property were under development at March 31, 2002. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the three months ended March 31, 2002 and 2001, respectively, was $2.6 million and $2.4 million. Net book value of the properties was $126.4 million at March 31, 2002. There can be no assurances that such properties will be sold.

The Partnership classified the results of operations of five buildings in its held for sale portfolio as discontinued operations in accordance with SFAS 144. The results of operations for the remaining ten held for sale properties are included in continuing operations and these properties were identified for sale prior to the adoption of SFAS 144. During the three months ended March 31, 2002, the Partnership sold seven properties that were all identified as held for sale prior to adoption of SFAS 144 and, therefore, results of operations and any gains or losses on disposal are reported in continuing operations. The effect of the adoption of SFAS 144 resulted in net income of $1.4 million and $1.2 million being classified as discontinued operations for the three months ended March 31, 2002 and 2001, respectively.

7.     Partners’ Equity

The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional rental properties.

The following series of preferred equity outstanding as of March 31, 2002 (in thousands, except percentages):

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

The Preferred D Series equity are convertible at a conversion rate of 9.3677 common units for each preferred unit outstanding.

The dividend rate on the Preferred B Series equity increases to 9.99% after September 12, 2012.

8.     Other Matters

Reclassifications

Certain 2001 balances have been reclassified to conform to 2002 presentation.

9.              Derivative Instruments

The Partnership has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. During the three months ended March 31, 2002, the Partnership recognized income of $391,000 from this interest rate swap contract compared to an expense of $659,000 for the three months ended March 31, 2001.

10.       Subsequent Events

The Board of Directors of the General Partner declared the following distributions on April 24, 2002:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.45	May 15, 2002	May 31, 2002
Preferred:
Series B	$0.99875	June 15, 2002	June 29, 2002
Series D	$0.46094	June 15, 2002	June 29, 2002
Series E	$0.51563	June 15, 2002	June 29, 2002
Series F	$0.50000	July 17, 2002	July 31, 2002
Series I	$0.52813	June 15, 2002	June 29, 2002

Independent Accountants’ Review Report

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 2002, the related condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, the related condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and the related condensed consolidated statement of partners’ equity for the three months ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

April 24, 2002

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

For the three months ended March 31, 2002, the Partnership’s rental income decreased by 2% from the same period in 2001. This slowdown in growth resulted from a combination of a slower economy reducing overall portfolio occupancy and the sale of over $500 million of assets in 2001. While these events have affected growth and related rental income, the Partnership has a debt to market capitalization ratio of 27.5% and only $38 million drawn on its $650 million unsecured lines of credit as of March 31, 2002. Additionally, the Partnership has experienced continued demand for third party and build-to-suit construction services through its Service Operations and has continued to manage its corporate general and administrative expenses to offset the reductions in rental income.

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

Same Property Performance: The Partnership tracks Same Property performance, which compares those properties that were in-service for all of a two-year period. The net operating income from the same property portfolio increased 1.5% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

Occupancy Analysis: The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of March 31, 2002 and 2001 (square feet, in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,868	13,667	13.6%	13.5%	88.0%	90.7%
Bulk	63,450	63,407	62.1%	62.5%	88.8%	93.5%
Office	24,056	21,916	23.6%	21.6%	85.3%	90.6%
Retail	745	2,463.7%		2.4%	97.5%	96.7%

Total	102,119	101,453	100.0%	100.0%	87.9%	92.6%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of March 31, 2002, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2002	7,539	$44,878	7%	6,442	$31,828	1,095	$13,010	2	$40
2003	9,694	65,013	10%	7,512	37,292	2,182	27,721	—	—
2004	11,413	77,186	12%	8,827	42,109	2,563	34,670	23	407
2005	13,997	95,272	15%	11,132	53,612	2,827	41,158	38	502
2006	11,467	81,450	13%	8,954	45,643	2,506	35,698	7	109
2007	8,242	59,717	10%	6,270	32,573	1,934	26,602	38	542
2008	6,236	41,342	7%	4,819	21,983	1,391	18,952	26	407
2009	5,866	36,443	6%	4,781	20,849	1,066	15,225	19	369
2010	5,501	43,857	7%	3,878	18,265	1,604	25,278	19	314
2011	3,600	31,503	5%	2,325	11,224	1,259	20,034	16	245
2012 and Thereafter	6,217	51,824	8%	3,593	16,449	2,086	31,347	538	4,025
Total Leased	89,772	$628,485	100%	68,533	$331,827	20,513	$289,695	726	$6,960

Total Portfolio Square Feet	102,119			77,318		24,056		745

Percent Occupied	87.91%			88.64%		85.26%		97.50%

Future Development: The Partnership also expects to realize growth in earnings from Rental Operations through (i) the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.7 million square feet of properties under development at March 31, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Stabilized Return

Held for Rental:

2nd Quarter 2002	2,052	24%	$60,845	10.95%
3rd Quarter 2002	135	66%	10,067	11.75%
4th Quarter 2002	159	100%	3,731	9.90%
Thereafter	324	48%	35,550	11.54%
	2,670	34%	$110,193	11.18%

Build-to-Suit for Sale:

2nd Quarter 2002	404	50%	$43,589	11.01%
3rd Quarter 2002	601	100%	8,227	10.02%
4th Quarter 2002	—	—%	—	—
Thereafter	43	100%	4,482	10.39%
	1,048	81%	$56,298	10.81%

Total	3,718	47%	$166,491	11.06%

Lease Renewals: The Partnership renewed 70.0% of leases up for renewal in the three months ended March 31, 2002, totaling 2.0 million square feet on which it attained a 1.6% growth in net effective rent. This compares to renewals of 72.6% for the three months ended March 31, 2001, totaling 2.6 million square feet and 13.3% growth in net effective rent. The reduced growth in rent experienced in 2002 reflects a temporary operating strategy of price reductions to increase leasing activity and reduce overall vacancies.

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three months ended March 31, 2002 and 2001, is as follows (in thousands, except number of properties and per unit amounts):

	2002	2001

Rental Operations revenue	$174,676	$181,942
Service Operations revenue	29,521	22,322
Earnings from Rental Operations	54,243	63,948
Earnings from Service Operations	15,532	9,288
Operating income	62,538	69,211
Net income available for common units	$51,043	$67,405
Weighted average common units outstanding	148,670	147,240
Weighted average common and dilutive potential common units	150,270	151,031
Basic income per common unit:
Continuing operations	$.33	$.45
Discontinued operations	$.01	$.01
Diluted income per common unit:
Continuing operations	$.33	$.44
Discontinued operations	$.01	$.01

Number of in-service properties at end of period	894	912
In-service square footage at end of period	102,119	101,453
Under development square footage at end of period	3,718	8,940

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Rental Operations

Rental Operations revenue decreased to $174.7 million for the three months ended March 31, 2002, from $181.9 million for the three months ended March 31, 2001. Rental Operations revenue is primarily comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income decreased from $172.0 million in 2001 to $168.4 million in 2002. This decrease is the result of an overall decrease in occupancy of in-service properties from 92.6% at March 31, 2001, to 87.9% at March 31, 2002. Also contributing to the decline is the effects of the Partnership’s property dispositions.  Throughout 2001, the Partnership sold over $420 million of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period were leased at lower percentages and, therefore, the Partnership has realized less rental income. The effects of the decreased occupancy and significant property sales were somewhat mitigated by the Partnership recognizing $5.3 million of lease termination fees for the three months ended March 31, 2002, compared to approximately $900,000 for the three months ended March 31, 2001. The following is a summary of the Partnership’s in-service portfolio since January 1, 2001:

	Buildings	Square Feet
Properties owned as of:
January 1, 2001	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892
Acquisitions	2	297
Developments placed in service	10	1,411
Dispositions	(6)	(2,481)

March 31, 2002	894	102,119

Equity in earnings decreased to $6.3 million from approximately $10.0 million for the three months ended March 31, 2002, compared to the same period in 2001. In the first quarter of 2001, the Partnership recognized a $2.9 million gain resulting from the sale of a property in a joint venture that the Partnership had a 50% ownership interest. In addition, two of the Partnership’s 50% joint ventures acquired additional debt during 2001, resulting in increased interest expense in the first quarter of 2002.

Rental and real estate tax expenses increased for the three months ended March 31, 2002, compared to the same period in 2001.  Generally, these increases resulted from increasing operating costs of the Partnership’s properties with no individually significant fluctuations or variances.  The majority of these operating expenses are recovered from the tenants through increased renewal billings.  Depreciation and amortization expense for the period ended March 31, 2002, increased over the prior year as a result of additional investments in tenant improvements and write-offs associated with early terminations of tenants.

Interest expense decreased by $1.9 million for the three months ended March 31, 2002, compared to the same period in 2001. The decrease is attributable to a combination of lower outstanding balances on the Partnership’s lines of credit and payoffs of secured debt throughout 2001. The Partnership has maintained a lower balance on its unsecured lines of credit stemming from the effects of significant pay downs in 2001 from proceeds from property sales coupled with lower development volume. Additionally, the Partnership paid off $128.5 million of secured debt throughout 2001, resulting in lower interest expense in the first quarter of 2002. These decreases were offset by a decrease in the amount of interest capitalized by the Partnership in the first quarter of 2002, resulting from the decreased development volume compared to 2001.

As a result of the above-mentioned items, earnings from Rental Operations decreased $9.7 million from $63.9 million for the three months ended March 31, 2001, to $54.2 million for the three months ended March 31, 2002.

Service Operations

Service Operations revenues increased from $22.3 million for the three months ended March 31, 2001, to $29.5 million for the three months ended March 31, 2002. Overall, the Service Operations has experienced decreased levels of construction volume during the first three months of 2002 when compared to the same period in 2001, as the effects of a slowed economy have continued to affect businesses’ decisions to expand operations into new office or industrial buildings. However, the timing of completion of projects in the Partnership’s held for sale pipeline (see below) allowed for an increase in overall profits of the Service Operations.

The Partnership experienced a $5.6 million decrease in net general contractor revenues from third party jobs due to continued decreases in volume as the economy continues to be slower than in previous  years.

Construction management and development activity income represents construction and development fees earned on projects where the Partnership acts as the construction manager, and profits from the Partnership’s held for sale program whereby a property is developed in Duke Construction Limited Partnership (“DCLP”), and, upon completion, is sold to a third party. The significant increase for the first quarter of 2002 is attributable to the Partnership selling five properties from its held for sale portfolio compared to only two for the first quarter of 2001.

Property management, maintenance and leasing fee revenues decreased to $3.2 million from $6.6 million for the three months ended March 31, 2002, compared to the same period in 2001.  The $3.4 million decrease is due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001.

As a result, earnings from Service Operations increased from $9.3 million for the three months ended March 31, 2001, to $15.5 million for the three months ended March 31, 2002.

General and Administrative Expense

General and Administrative Expense increased from $4.0 million for the three months ended March 31, 2001 to $7.2 million for the three months ended March 31, 2002. While the Partnership continues to implement several initiatives that are reducing total operating and administration costs reduced construction and development activity cause a greater amount of overhead to be temporarily absorbed in Corporate General and Administrative expense.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment allowance, is comprised of the following amounts at March 31, 2002 and 2001 (in thousands):

	March 31, 2002	March 31, 2001

Gain (loss) on sales of depreciable properties	$(96)	$12,109
Gain on land sales	1,207	677

Total	$1,111	$12,786

Gain/(loss) on sales of depreciable properties represent sales of previously held for investment rental properties. The Partnership pursues favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives. In conjunction with this disposition strategy, the Partnership disposed of 11 properties for the three months ended March 31, 2001, compared to only two for the same period in 2002.

Gain on land sales represents sales of undeveloped land owned by the Partnership.  The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

Other revenue for the three months ended March 31, 2002, includes $391,000 of gain related to an interest rate swap that does not qualify for hedge accounting. During the three months ended March 31, 2001, the Partnership recognized a $659,000 loss on the same interest rate swap.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002.  In conjunction with the adoption of SFAS 144, the Partnership is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. The Partnership classified net income of $1.4 million and $1.2 million as discontinued operations for the three months ended March 31, 2002 and 2001, respectively, pertaining to five properties in its held for sale portfolio during the first quarter of 2002.

Net Income Available for Common Units

Net income available for common units for the three months ended March 31, 2002, was $51.0 million compared to $67.4 million for the same period in 2001. This decrease results primarily from the operating result fluctuations in Rental and Service Operations and earnings from sales of real estate investments explained above.

Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities totaled $211.3 million and $77.6 million for the three months ended March 31, 2002 and 2001, respectively.  Operating activity cash flows represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Partnership’s properties. The significant increase in 2002 is due to the Partnership receiving $101.2 million of net proceeds from the sale of five buildings in its build-to-suit portfolio.

Investing Activities

Net cash used by investing activities totaled $49.4 million and $27.6 million for the three months ended March 31, 2002 and 2001, respectively.  Investing activities represent the investment of funds by the Partnership to lease, improve and expand its portfolio of held for rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the comparison of 2002 to 2001, the Partnership sold a significant amount of held for rental property in 2001.  During the three months ended March 31, 2002, the Partnership generated proceeds of $25.4 million from property sales compared to $93.5 million for the same period in 2001.  The Partnership will continue as needed to sell non-strategic investment assets as an additional source of capital to find future investment needs.

Financing Activities

Net cash used for financing activities was $159.0 million for the three months ended March 31, 2002 compared to $50.2 million for the same period in 2001. During the first three months of 2002, the Partnership utilized proceeds from property sales and cash flows from operations to reduce the amounts outstanding on its unsecured lines of credit. During the first three months of 2001, the Partnership issued $75.0 million of preferred equity and $175.0 million of unsecured debt that was used to pay off outstanding balances on its unsecured lines of credit. The Partnership made a $.45 per share distribution to common unitholders during the first quarter of 2002, compared to a $.43 per share distribution in the first quarter of 2001.

The General Partner and the Partnership currently have on file with the Securities and Exchange Commission (the “SEC”) one Form S-3 Registration Statement (the “Shelf Registration”), which, as of March 31, 2002, has remaining availability of $542.8 million to issue additional common shares, preferred shares and unsecured debt securities. The General Partner and the Partnership may from time to time issue additional securities under this Shelf Registration Statement to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also have a Shelf Registration Statement on file for at-the-market offerings of 1.5 million common shares of the General Partner.

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$38,000
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	—
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	30,198

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2002 are at LIBOR + .65%.

The Partnership terminated the $150 million line of credit on April 11, 2002.

The total debt outstanding at March 31, 2002, totals $1.7 billion with a weighted average interest rate of 7.01% maturing at various dates through 2028. The Partnership has $1.4 billion of unsecured debt and $323.5 million of secured debt outstanding at March 31, 2002. Scheduled principal amortization of such debt totaled $2.5 million for the three months ended March 31, 2002.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at March 31, 2002 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
2002	$9,350	$53,749	$63,100	7.24%
2003	11,039	308,269	319,308	7.19%
2004	9,425	214,186	223,610	6.39%
2005	8,025	219,642	227,667	7.18%
2006	6,976	146,179	153,155	7.08%
2007	5,148	116,554	121,702	7.09%
2008	4,828	100,000	104,828	6.75%
2009	4,844	275,000	279,844	7.31%
2010	4,190	—	4,190	6.34%
2011	3,463	175,000	178,463	6.93%
Thereafter	11,920	50,000	61,920	6.49%
Total	$79,208	$1,658,579	$1,737,787	7.01%

Funds From Operations

Management believes that Funds From Operations (“FFO”), which is defined by the National Association of Real Estate Investment Trusts as GAAP net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis, is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Partnership’s FFO for the three months ended March 31 as follows (in thousands):

	2002	2001

Net income available for common units	$51,043	$67,405
Add back (deduct):
Depreciation and amortization	42,819	40,583
Share of joint venture adjustments	4,415	1,137
(Earnings) Loss from depreciable property dispositions	96	(12,109)
Funds From Operations	$98,373	$97,016
Cash flow provided by (used by):
Operating activities	$211,266	$77,625
Investing activities	(49,429)	(27,561)
Financing activities	(159,036)	(50,192)

The increase in FFO for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 results primarily from increased Service Operation earnings through the completed disposition of five held for sale properties along with other operating result fluctuations discussed above.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 15. Letter regarding unaudited interim financial information

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
	By:	Duke Realty Corporation
Its General Partner

Date: May 14, 2002	/s/	Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

	/s/	Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller