Form 10-Q
period 2002-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2002-08-14
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes    ☒      No    ☐

The number of Common Units outstanding as of August 8, 2002 was 14,993,355 ($.01 par value).

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per unit amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$588,138	$583,909
Buildings and tenant improvements	4,108,407	4,068,944
Construction in progress	65,383	154,086
Investments in unconsolidated companies	322,097	323,682
Land held for development	324,327	322,528
	5,408,352	5,453,149
Accumulated depreciation	(488,871)	(425,721)

Net real estate investments	4,919,481	5,027,428

Cash and cash equivalents	1,435	10,453
Accounts receivable, net of allowance of $3,690 and $2,820	17,535	23,142
Straight-line rent receivable, net of allowance of $3,266 and $841	46,621	42,751
Receivables on construction contracts	25,876	30,077
Deferred financing costs, net of accumulated amortization of $14,268 and $17,459	10,579	12,489
Deferred leasing and other costs, net of accumulated amortization of $46,396 and $41,284	98,695	97,117
Escrow deposits and other assets	116,456	86,789
	$5,236,678	$5,330,246
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$318,960	$318,484
Unsecured notes	1,376,257	1,376,372
Unsecured lines of credit	40,000	120,000
	1,735,217	1,814,856

Construction payables and amounts due subcontractors	37,585	54,735
Accounts payable	2,133	2,274
Accrued expenses:
Real estate taxes	57,279	51,462
Interest	30,996	24,313
Other	44,820	48,678
Other liabilities	111,272	117,577
Tenant security deposits and prepaid rents	28,513	34,644
Total liabilities	2,047,815	2,148,539

Minority interest	5,524	5,475

Partners’ equity:
General Partner
Common equity	2,253,576	2,203,291
Preferred equity (liquidation preference of $608,664)	583,419	583,419
	2,836,995	2,786,710
Limited partners’ common equity	243,485	286,759
Limited partners’ preferred equity	102,955	102,955
Accumulated other comprehensive income (loss)	(96)	(192)
	3,183,339	3,176,232
	$5,236,678	$5,330,246

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30,

 (in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
RENTAL OPERATIONS:
Revenues:
Rental income	$173,895	$172,906	$342,768	$345,357
Equity in earnings of unconsolidated companies	6,278	7,315	12,574	17,285
	180,173	180,221	355,342	362,642
Operating expenses:
Rental expenses	30,226	29,649	61,513	60,324
Real estate taxes	18,959	18,030	38,123	35,850
Interest expense	27,918	28,340	55,327	57,627
Depreciation and amortization	42,991	37,900	85,490	78,034
	120,094	113,919	240,453	231,835

Earnings from rental operations	60,079	66,302	114,889	130,807

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	40,980	64,035	86,913	125,203
General contractor costs	(36,658)	(56,482)	(76,877)	(106,360)
Net general contractor revenue	4,322	7,553	10,036	18,843

Construction management and development activity income	7,536	7,763	27,929	11,925
Property management, maintenance and leasing fees	3,429	7,896	6,628	14,494
Other income	77	415	52	687
Total revenue	15,364	23,627	44,645	45,949

Operating expenses	8,195	14,400	21,944	27,434

Total earnings from service operations	7,169	9,227	22,701	18,515

General and administrative expense	(6,798)	(4,688)	(14,036)	(8,715)

Operating income	60,450	70,841	123,554	140,607

OTHER INCOME (EXPENSE)
Interest income	1,333	1,566	1,760	3,000
Earnings from land and depreciable property dispositions	2,976	530	4,087	13,316
Other revenue (expense)	25	(428)	237	(1,367)
Other minority interest in earnings of subsidiaries	(251)	(330)	(636)	(1,241)
Income from continuing operations	64,533	72,179	129,002	154,315

Discontinued operations:
Net income from discontinued operations	968	615	1,752	1,258
Gain on sale of discontinued operations	2,723	—	2,723	—
Net income from discontinued operations	3,691	615	4,475	1,258

Net income	68,224	72,794	133,477	155,573
Dividends on preferred units	(14,209)	(15,917)	(28,419)	(31,291)
Net income available for common unitholders	$54,015	$56,877	$105,058	$124,282

Basic net income per common unit:
Continuing operations	$.34	$.39	$.67	$.83
Discontinued operations	.02	—	.03	.01
Total	$.36	$.39	$.70	$.84
Diluted net income per common unit:
Continuing operations	$.34	$.38	$.67	$.82
Discontinued operations	.02	—	.03	.01
Total	$.36	$.38	$.70	$.83

Weighted average number of common units outstanding	149,310	147,899	148,992	147,569
Weighted average number of common and dilutive potential common units	151,092	149,572	150,682	151,369

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30

(in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$133,477	$155,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	75,584	69,556
Amortization of deferred leasing and other costs	10,228	9,406
Amortization of deferred financing costs	1,923	2,609
Minority interest in earnings	636	1,241
Straight-line rent adjustment	(4,099)	(6,320)
Earnings from land and depreciated property dispositions	(5,545)	(13,316)
Build-to-suit operations, net	163,639	(123,466)
Construction contracts, net	(13,537)	235
Other accrued revenues and expenses, net	7,474	(3,040)
Equity in earnings in shortfall of operating distributions received from unconsolidated companies	5,308	6,692
Net cash provided by operating activities	375,088	99,170

Cash flows from investing activities:
Development of real estate investments	(63,914)	(98,007)
Acquisition of real estate investments	(32,941)	(13,927)
Acquisition of land held for development and infrastructure costs	(16,388)	(22,953)
Recurring tenant improvements	(13,959)	(7,819)
Recurring leasing costs	(8,556)	(6,394)
Recurring building improvements	(5,849)	(3,811)
Other deferred leasing costs	(8,603)	(7,704)
Other deferred costs and other assets	(19,076)	(11,916)
Tax deferred exchange escrow, net	—	25,202
Proceeds from land and depreciated property sales, net	35,023	187,605
Capital distributions from unconsolidated companies	—	59,899
Advances to unconsolidated companies	(18,224)	(2,544)
Net cash (used) provided by investing activities	(152,487)	97,631

Cash flows from financing activities:
Contribution from General Partner	18,201	102,913
Proceeds from indebtedness	—	175,000
Payments on indebtedness including principal amortization	(7,738)	(46,019)
Repayments on lines of credit, net	(78,488)	(204,247)
Distributions to partners	(134,433)	(126,793)
Distributions to preferred unitholders	(28,419)	(31,291)
Distributions to minority interest	(565)	(1,147)
Deferred financing costs	(177)	(4,548)
Net cash used for financing activities	(231,619)	(136,132)
Net increase (decrease) in cash and cash equivalents	(9,018)	60,669

Cash and cash equivalents at beginning of period	10,453	39,200
Cash and cash equivalents at end of period	$1,435	$99,869

Other non-cash items:
Assumption of debt for real estate acquisitions	$9,566	$6,379
Contributions of land and depreciable property to unconsolidated companies	$—	$15,812
Conversion of Limited Partner Units to common shares of General Partner	$12,480	$7,847
Transfer of debt in sale of depreciated property	$2,432	$—
Issuance of Limited Partner Units for real estate acquisitions	$5,440	$2,487

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2002

(in thousands,  except per unit data)

(Unaudited)

	General Partner		Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Common Equity	Preferred Equity

Balance at December 31, 2001	$2,203,291	$583,419	$286,759	$102,955	$(192)	$3,176,232

Comprehensive income:

Net income	93,830	24,215	11,228	4,204	—	133,477

Distributions to preferred unitholders	—	(24,215)	—	(4,204)	—	(28,419)

Gains (losses) on derivative instruments					96	96

Comprehensive income available for common unitholders	—	—	—	—	—	105,156

Capital contribution from General Partner	18,466	—	—	—	—	18,466

Acquisition of Partnership interest for common stock of General Partner	58,051	—	(45,571)	—	—	12,480

Acquisition of property in exchange for Limited Partner Units	—	—	5,440	—	—	5,440

Distributions to General Partner	(323)	—	—	—	—	(323)

Distributions to partners ($.90 er Common Unit)	(119,739)	—	(14,371)	—	—	(134,110)

Balance at June 30, 2002	$2,253,576	$583,419	$243,485	$102,955	$(96)	$3,183,339

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

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 units through an offering (the “1993 Offering”) to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code.  In connection with the 1993 Offering, the formation of the Partnership and the acquisition of Duke Associates, the General Partner effected a 1 for 4.2 reverse stock split of its existing common units. The General Partner is the sole general partner of the Partnership and received 16,046,144 units of partnership interest (“General Partner Units”) in exchange for its original contribution which represented a 78.36% interest in the Partnership. As part of the acquisition, Duke Associates received 4,432,109 units of limited partnership interest (“Limited Partner Units”) (together with the General Partner Units, the (“Common Units”)) which represented a 21.64% interest in the Partnership. The Limited Partner Units are exchangeable for units of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

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

2.     Lines of Credit

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity (in 000’s)	Maturity Date	Interest Rate			Outstanding at June 30, 2002 (in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR	+	.65%	$40,000
Secured Line of Credit	100,000	January 2003	LIBOR	+	1.05%	29,102

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2002, are at LIBOR + .65% (2.49% at June 30, 2002).

3.     Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Partnership has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Partnership received fees totaling approximately $650,000 and $943,000 for services provided to the Option Properties for the six months ended June 30, 2002 and 2001, respectively. The Partnership believes that the fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common unit for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Basic net income available for common unitholders	$54,015	$56,877	$105,058	$124,282
Joint venture partner convertible ownership net income	—	—	—	1,666
Diluted net income available for common units and dilutive potential common units	$54,015	$56,877	$105,058	$125,948

Weighted average number of common units outstanding	149,310	147,899	148,992	147,569
Joint venture partner convertible ownership common unit equivalents	—	—	—	2,118
Dilutive units for long-term compensation plans	1,782	1,673	1,690	1,682
Weighted average number of common units and dilutive potential common units	151,092	149,572	150,682	151,369

The Preferred D Series Convertible equity and the Series G preferred limited partner units were anti-dilutive for the three months and six months ended June 30, 2002 and 2001; therefore, no conversion to common units is included in weighted dilutive potential common units.

A joint venture partner in one of the Partnership’s unconsolidated ventures has the option to convert a portion of its ownership to General Partner common shares. The effects of the option on earnings per unit was anti-dilutive for the three and six months ended June 30, 2002; therefore no conversion to common units is included in weighted dilutive potential common units. During the six months ended June 30, 2001, the effect of the option on earnings per unit was dilutive. Therefore, additional equity in earnings was included in diluted net income available for common unitholders and conversion to common units was included in weighted dilutive potential common units. The effect of this same option was anti-dilutive for the three months ended June 30, 2002; therefore, no conversion to common units is included in dilutive potential common units.

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

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2002 and 2001, and the assets for each of the reportable segments as of June 30, 2002 and December 31, 2001, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Rental Operations:
Office	$103,051	$94,019	$200,116	$185,737
Industrial	68,817	72,428	138,332	146,152
Retail	1,755	6,569	3,474	13,564
Service Operations	15,364	23,627	44,645	45,949
Total Segment Revenues	188,987	196,643	386,567	391,402
Non-Segment Revenue	6,550	7,205	13,420	17,189
Consolidated Revenue from continuing operations	195,537	$203,848	$399,987	$408,591
Discontinued Operations	1,404	1,547	2,953	3,094
Consolidated Revenue	$196,941	$205,395	$402,940	$411,685

Funds From Operations
Rental Operations:
Office	$70,864	$63,892	$135,370	$125,029
Industrial	52,895	56,347	105,844	112,959
Retail	1,481	5,476	2,949	11,190
Services Operations	7,169	9,227	22,701	18,515
Total Segment FFO	132,409	134,942	266,864	267,693

Non-Segment FFO:
Interest expense	(27,918)	(28,340)	(55,327)	(57,627)
Interest income	1,333	1,566	1,760	3,000
General and administrative expense	(6,798)	(4,688)	(14,036)	(8,715)
Gain on land sales	1,883	2,643	3,091	3,320
Other expenses	(601)	(890)	(957)	(1,416)
Minority interest in earnings of subsidiaries	(251)	(330)	(636)	(1,241)
Joint venture FFO	10,758	11,564	21,534	22,752
Dividends on preferred units	(14,209)	(15,917)	(28,419)	(31,291)
Discontinued operations	2,235	1,095	3,340	2,186
Consolidated FFO	98,841	101,645	197,214	198,661

Depreciation and amortization on continuing operations	(42,991)	(37,900)	(85,490)	(78,034)
Depreciation and amortization on discontinued operations	(2)	(479)	(322)	(928)
Share of joint venture adjustments	(4,383)	(4,277)	(8,798)	(5,414)
Earnings (loss) from depreciated property sales	2,550	(2,112)	2,454	9,997

Net Income Available for Common Unitholders	$54,015	$56,877	$105,058	$124,282

	June 30, 2002	December 31, 2001
Assets
Rental Operations:
Office	$2,570,695	$2,625,015
Industrial	2,112,803	2,184,234
Retail	66,199	64,946
Service Operations	84,824	99,554
Total Segment Assets	4,834,521	4,973,749
Non-Segment Assets	402,157	356,497
Consolidated Assets	$5,236,678	$5,330,246

6.     Real Estate Assets Held for Sale

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a  property  that has either been disposed of or is classified as held for sale, unless certain conditions are met.

At June 30, 2002, the Partnership had one industrial property, five office properties and one retail property comprising a total of approximately 688,000 square feet classified as held for sale. Of these properties, two build-to-suit office properties were under development at June 30, 2002. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2002 and 2001, respectively, was $1.6 million and $2.6 million. Net book value of the properties was $49.7 million at June 30, 2002. There can be no assurances that such properties will be sold.

The Partnership classified the results of operations of one building in its June 30, 2002, held for sale portfolio as discontinued operations in accordance with SFAS 144. The results of operations for the remaining held for sale properties are included in continuing operations as these properties were identified for sale prior to the adoption of SFAS 144. In addition, two properties were sold during the six months ended June 30, 2002, that were identified as held for sale post adoption of SFAS 144; therefore, their results of operations and gains on disposal for these two properties are reported in discontinued operations. The results of operations and gains from disposal for all other properties sold during the six months ended June 30, 2002, are classified in continuing operations as these properties were identified as held for sale prior to the adoption of SFAS 144. The effect of the adoption of SFAS 144 resulted in net income of $4.5 million and $1.3 million being classified as discontinued operations for the six months ended June 30, 2002 and 2001, respectively.

7.     Partners’ Equity

The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional properties. The following series of preferred equity are outstanding as of June 30, 2002 (in thousands, except percentages):

Description	Units Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	300	7.990%	September 30, 2007	150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,750	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No

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

9.     Derivative Instruments

The Partnership has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the six months ended June 30, 2002, the Partnership recognized income of $549,000 from this interest rate swap contract compared to an expense of $721,000 for the six months ended June 30, 2001.

10.  Stock Based Compensation

The Partnership elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” effective January 1, 2002. As a result, the Partnership will expense stock options based upon estimated fair value of the options at the date of grant. Additionally, the Partnership will expense the discount given to employees under the employee stock purchase plan. The Partnership recorded expense of $200,000 for the first six months of 2002 related to stock compensation from this accounting change.

11.  Subsequent Events

The Board of Directors of the General Partner declared the following distributions at its July 31, 2002 regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.455	August 14, 2002	August 30, 2002
Preferred (per depositary unit):
Series B	$0.99875	September 16, 2002	September 30, 2002
Series D	$0.46094	September 16, 2002	September 30, 2002
Series E	$0.51563	September 16, 2002	September 30, 2002
Series F	$0.50000	October 17, 2002	October 31, 2002
Series I	$0.52813	September 16, 2002	September 30, 2002

At the same meeting, the Board authorized the following:

•      A resolution to amend the General Partner’s Shareholder Rights Plan by changing the termination date for the Plan to August 31, 2002;

•      The redemption of all the $150 million of the outstanding Series F Preferred equity, with the redemption date fixed for October 10, 2002.

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of June 30, 2002, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the related condensed consolidated statement of partners’ equity for the six months ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

July 31, 2002

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

The Partnership’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties located in its primary markets. This rental income is substantially influenced by the supply and demand for the Partnership’s rental space in its primary markets. In addition, the Partnership’s growth is dependent upon its ability to increase and maintain occupancy rates and increase rental rates of its in-service portfolio. The Partnership’s strategy for growth also includes developing and acquiring additional rental properties in its primary markets.

For the six months ended June 30, 2002, the Partnership’s rental income from continuing operations decreased by approximately 1% from the same period in 2001. This reduction resulted from a combination of a slower economy reducing overall portfolio occupancy by 1.7% since June 30, 2001, and the sale of over $500 million of assets in 2001. While these events have affected growth and related rental income, the Partnership has a debt to market capitalization ratio of 25.5% at June 30, 2002, and only $40 million drawn on its $500 million unsecured line of credit as of June 30, 2002.

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

Same Property Performance: The Partnership tracks Same Property performance, which compares those properties that were in-service for all reported portions of a two-year period. The net operating income from the same property portfolio increased 1.0% for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Occupancy Analysis: The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of June 30, 2002 and 2001 (square feet, in thousands):

Type	Total Square Feet		Percent of Total Square Feet		Percent Occupied
	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,832	13,878	13.42%	13.70%	87.8%	90.2%
Bulk	64,340	62,274	62.41%	61.48%	88.9%	92.8%
Office	24,080	22,687	23.36%	22.40%	85.4%	88.5%
Retail	837	2,448.81%		2.42%	97.4%	95.6%
Total	103,089	101,287	100.00%	100.00%	88.0%	91.6%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of June 30, 2002, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2002	5,347	$31,475	5%	4,647	$23,132	700	$8,343	–	$–
2003	9,882	65,572	10%	7,723	38,335	2,159	27,237	–	–
2004	11,352	76,751	12%	8,789	41,831	2,540	34,513	23	407
2005	13,707	95,957	15%	10,776	53,590	2,893	41,865	38	502
2006	11,441	81,234	13%	8,925	45,423	2,509	35,702	7	109
2007	10,034	68,780	11%	7,760	37,845	2,231	30,353	43	582
2008	6,541	42,796	7%	5,109	23,149	1,408	19,277	24	370
2009	5,912	36,739	6%	4,818	21,024	1,075	15,346	19	369
2010	5,587	44,460	7%	3,925	18,437	1,643	25,709	19	314
2011	3,607	31,610	5%	2,325	11,225	1,266	20,140	16	245
2012 and Thereafter	7,271	57,940	9%	4,510	20,349	2,134	32,345	627	5,246
Total Leased	90,681	$633,314	100%	69,307	$334,340	20,558	$290,830	816	$8,144

Total Portfolio Square Feet	103,089			78,173		24,079		837

Percent Occupied	87.96%			88.66%		85.38%		97.43%

Future Development: The Partnership also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.3 million square feet of properties under development at June 30, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

3rd Quarter 2002	1,039	9%	$30,580	11.0%
4th Quarter 2002	434	49%	19,289	11.1%
1st Quarter 2003	843	78%	33,598	10.7%
Thereafter	324	48%	35,550	11.5%
	2,640	42%	$119,017	11.1%
Build-to-Suit for Sale:

3rd Quarter 2002	642	98%	$12,288	10.6%
4th Quarter 2002	–	–	–	–
1st Quarter 2003	17	25%	2,335	12.2%
Thereafter	43	100%	4,483	10.4%
	702	96%	$19,106	10.8%
Total	3,342	53%	$138,123	11.0%

Lease Renewals: The Partnership renewed 72.4% of leases up for renewal in the three months ended June 30, 2002, totaling 2.1 million square feet on which it attained a 8.2% growth in net effective rent. This compares to renewals of 70.1% for the three months ended June 30, 2001, totaling 2.6 million square feet and 13.3% growth in net effective rent.

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three and six months ended June 30, 2002 and 2001, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Rental Operations revenue	$180,173	$180,221	$355,342	$362,642
Service Operations revenue	15,364	23,627	44,645	45,949
Earnings from Rental Operations	60,079	66,302	114,889	130,807
Earnings from Service Operations	7,169	9,227	22,701	18,515
Operating income	60,450	70,841	123,554	140,607
Net income available for common unitholders	$54,015	$56,877	$105,058	$124,282
Weighted average common units outstanding	149,310	147,899	148,992	147,569
Weighted average common and dilutive potential common units	151,092	149,572	150,682	151,369
Basic income per common unit:
Continuing operations	$.34	$.39	$.67	$.83
Discontinued operations	$.02	$.00	$.03	$.01
Diluted income per common unit:
Continuing operations	$.34	$.38	$.67	$.82
Discontinued operations	$.02	$.00	$.03	$.01

Number of in-service properties at end of period	899	905	899	905
In-service square footage at end of period	103,089	101,287	103,089	101,287
Under development square footage at end of period	3,342	7,585	3,342	7,585

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

Rental Operations

Rental Operations revenue remained consistent at $180.2 million for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Rental Operations revenue is primarily comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income increased from $172.9 million in 2001 to $173.9 million in 2002. This increase is the result of the Partnership recognizing $10.5 million of lease termination fees for the three months ended June 30, 2002, compared to $4.2 million for the three months ended June 30, 2001. The increase in lease termination fees was offset by an overall decrease in occupancy of in-service properties from 91.6% at June 30, 2001, to 88.0% at June 30, 2002. Also contributing to the decline in Rental Income is the effect of the Partnership’s property dispositions. Throughout 2001 and the first quarter 2002, the Partnership sold nearly $440 million of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period are currently leased at lower percentages and, therefore, the Partnership has realized less rental income. The following is a summary of the Partnership’s in-service portfolio since January 1, 2001:

	Buildings	Square Feet
Properties in service as of:
January 1, 2001	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892
Acquisitions	4	528
Developments placed in service	18	2,779
Dispositions	(11)	(3,110)

June 30, 2002	899	103,089

Equity in earnings decreased to $6.3 million from $7.3 million for the three months ended June 30, 2002, compared to the same period in 2001. In the second quarter of 2001, the Partnership recognized approximately $500,000 of lease termination fees compared to only $134,000 for the second quarter of 2002. In addition, two of the Partnership’s 50% joint ventures borrowed additional debt during 2001, resulting in increased interest expense in the second quarter of 2002.

Depreciation and amortization expense for the period ended June 30, 2002, increased over the prior year as a result of additional investments in tenant improvements and write-offs associated with early terminations of tenants.

As a result of the above-mentioned items, earnings from Rental Operations decreased $6.2 million from $66.3 million for the three months ended June 30, 2001, to $60.1 million for the three months ended June 30, 2002.

Service Operations

Service Operations revenues decreased from $23.6 million for the three months ended June 30, 2001, to $15.4 million for the three months ended June 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume as the effects of a slowed economy have continued to delay customer decisions to expand operations into new office or industrial buildings. As a result, the Partnership experienced a $3.4 million decrease in net general contractor revenues from third party jobs construction projects.

Property management, maintenance and leasing fee revenues decreased to $3.4 million from $7.9 million for the three months ended June 30, 2002, compared to the same period in 2001. The $4.5 million decrease is due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001.

As a result, earnings from Service Operations decreased from $9.2 million for the three months ended June 30, 2001, to $7.2 million for the three months ended June 30, 2002.

General and Administrative Expense

General and administrative expense increased from $4.7 million for the three months ended June 30, 2001 to $6.8 million for the three months ended June 30, 2002. While the Partnership continues to implement several initiatives that are reducing total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense during the second quarter 2002 instead of being capitalized into development projects.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In conjunction with the adoption of SFAS 144, the Partnership is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. The Partnership classified net income and gains as sales of properties of $3.7 million and $615,000, respectively,  as discontinued operations for the three months ended June 30, 2002 and 2001, respectively. These operations pertain to one property added to the held for sale portfolio post adoption of SFAS 144 and two properties which were sold during the three months ended June 30, 2002, that were identified as held for sale after the adoption of SFAS 144.

Net Income Available for Common Units

Net income available for common units for the three months ended June 30, 2002, was $54.0 million compared to $56.9 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations and general and administrative expenses as discussed above.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Rental Operations

Rental Operations revenue decreased to $355.3 million for the six months ended June 30, 2002, from $362.6 million for the six months ended June 30, 2002. Rental Operations revenue is primarily comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income decreased from $345.4 million in 2001 to $342.8 million in 2002. The Partnership continues to feel the impact of a slowed economy as businesses are delaying decisions to expand operations and, in some cases, are downsizing occupied space currently rented from the Partnership. Also contributing to the decline in occupancy is the effect of the Partnership’s property dispositions. Throughout 2001 and the first six months of 2002, the Partnership has sold over $440 million of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period have leased at lower percentages and, therefore, the Partnership has realized less rental income. The effect of these trends is a decrease of the occupancy of the in-service portfolio from 91.6% at June 30, 2001, to 88.0% at June 30, 2002. The Partnership has mitigated the decreased occupancy effects to Rental Income through the recognition of $15.8 million of lease termination fees for the six months ended June 30, 2002. These fees are the result of negotiated terms for tenants vacating or downsizing previously leased space from the Partnership. During the six months ended June 30, 2001, the Partnership recognized $5.1 million in lease termination fees.

Equity in earnings decreased to $12.6 million from $17.3 million for the six months ended June 30, 2002, compared to the same period in 2001. In the first quarter of 2001, the Partnership recognized a $2.9 million gain resulting from the sale of a property in a joint venture that the Partnership had a 50% ownership interest.  In addition, two of the Partnership’s 50% joint ventures acquired additional debt during 2001, resulting in increased interest expense for the six months ended June 30, 2002, compared to six months ended June 30, 2001.

Rental and real estate tax expenses increased for the six months ended June 30, 2002, compared to the same period in 2001. Generally, these increases resulted from increasing operating costs of the Partnership’s properties with no individually significant fluctuations or variances. The majority of the operating expenses are recovered from the tenants through increased renewal billings. Depreciation and amortization expense for the six months ended June 30, 2002, increased over the prior year, due to an increase in the Partnership’s investments in tenant improvements and write-offs associated with early terminations of tenants.

Interest expense decreased by $2.3 million for the six months ended June 30, 2002, compared to the same period in 2001. This decrease is attributable to the repayment of secured debt by the Partnership throughout 2001. In the third and fourth quarters of 2001 the Partnership paid off $116.6 million of secured debt, resulting in lower interest expense for the period ended June 30, 2002 compared to June 30, 2001. This decrease was offset by a decrease in the amount of interest capitalized by the Partnership for the six months ended June 30, 2002, compared to the same period in 2001, which was attributed to the decreased development volume in 2002.

As a result of the above-mentioned items, earnings from Rental Operations decreased $15.9 million from $130.8 million for the six months ended June 30, 2001, to $114.9 million for the six months ended June 30, 2002.

Service Operations

Service Operations revenues decreased slightly from $45.9 million for the six months ended June 30, 2001, to $44.6 million for the six months ended June 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume during the six months ended June 30, 2002, compared to the same period in 2001, as the effects of a slowed economy have continued to affect customer decisions to expand operations into new office or industrial buildings. However, the timing of completion of projects in the Partnership’s held for sale pipeline (see below) helped to offset the decrease in the Partnership’s construction volume.

The Partnership experienced an $8.8 million decrease in net general contractor revenues from third party projects due to continued decreases in volume as the economy continues to be slower than in previous  years.

Construction management and development activity income represents construction and development fees earned on projects where the Partnership acts as the construction manager, and profits from the Partnership’s held for sale program whereby a property is developed and sold upon completion to a third party. The significant increase for the six months ended June 30, 2002 is attributable to the Partnership selling eight properties from this portfolio compared to five for the same period in 2001.

Property management, maintenance and leasing fee revenues decreased to $6.6 million from $14.5 million for the six months ended June 30, 2002, compared to the same period in 2001. The $7.9 million decrease is due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001.

Service Operations expenses decreased by $5.5 million from $27.4 million for the six months ended June 30, 2001, to $21.9 million for the six months ended June 30, 2002. This decrease is attributable to the decrease in construction and development activity associated with the slowdown in the economy and the reduced overhead costs from the sale of the landscaping business in the third quarter of 2001.

As a result of the above, earnings from Service Operations increased from $18.5 million for the six months ended June 30, 2001, to $22.7 million for the six months ended June 30, 2002.

General and Administrative Expense

General and administrative expense increased from $8.7 million for the six months ended June 30, 2001 to $14.0 million for the six months ended June 30, 2002. While the Partnership continues to implement several initiatives that are reducing total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Partnership actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $10 million of gain on sales of depreciable property during the fist six months of 2001, compared to only $2.5 million in the same six month period of 2002, in conjunction with the Partnership’s decision to slow dispositions in 2002 in light of the economy and current business climate.

Other revenue for the six months ended June 30, 2002, includes $549,000 of gain related to an interest rate swap that does not qualify for hedge accounting. During the six months ended June 30, 2001, the Partnership recognized a $721,000 loss on the same interest rate swap.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002.  In conjunction with the adoption of SFAS 144, the Partnership is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. The Partnership classified net income of $4.5 million and $1.3 as discontinued operations for the six months ended June 30, 2002 and 2001, respectively.  These operations pertain to one property added to the held for sale portfolio post adoption of SFAS 144 and two properties which were sold during the six months ended June 30, 2002, that were identified as held for sale after adoption of SFAS 144.

Net Income Available for Common Units

Net income available for common units for the six months ended June 30, 2002, was $105.1 million compared to $124.3 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and earnings from sales of real estate investments explained above.

Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities totaled $375.1 million and $99.2 million for the six months ended June 30, 2002 and 2001, respectively. Operating activity cash flows represents the primary source of liquidity to fund distributions to unitholders and the other minority interests. The significant increase in 2002 is due to the Partnership receiving approximately $200.0 million of proceeds from the sale of eight buildings in its build-to-suit portfolio.

Investing Activities

Net cash used by investing activities totaled $152.5 million for the six months ended June 30, 2002, compared to net cash provided by investing activities of $97.6 million for the six months ended June 30, 2001.  Investing activities represent the investment of funds by the Partnership to lease, improve and expand its portfolio of held for rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the comparison of 2002 to 2001, the Partnership sold a significant amount of held for rental property in 2001. During the six months ended June 30, 2002, the Partnership generated proceeds of $35.0 million from property sales compared to $187.6 million for the same period in 2001.

Financing Activities

Net cash used for financing activities totaled $231.6 million for the six months ended June 30, 2002 compared to $136.1 million for the same period in 2001. During the first six months of 2002, the Partnership utilized proceeds from property sales and cash flows from operations to reduce the amounts outstanding on its unsecured lines of credit. During the six months of 2001, the General Partner and the Partnership issued $75.0 million of preferred equity and $175.0 million of unsecured debt that was used to pay off outstanding balances on its unsecured lines of credit. The Partnership made a $.90 per unit distribution to common unitholders during the six months ended June 30, 2002, compared to a $.88 per unit distribution for the same period in 2001.

Debt and Equity

The General Partner and the Partnership currently have on file with the Securities and Exchange Commission (the “SEC”) one Form S-3 Registration Statement (the “Shelf Registration”), which, as of June 30, 2002, has remaining availability of $542.8 million to issue additional common shares, preferred equity and unsecured debt securities. The General Partner and the Partnership may from time to time issue additional securities under this Shelf Registration to fund the development and acquisition of additional rental properties. The General Partner and the Partnership also has a Shelf Registration Statement on file for at-the-market offerings of 1.5 million common shares of the General Partner.

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at June 30, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$40,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	29,102

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2002 are at LIBOR + .65% (2.49% at June 30, 2002).

The total debt outstanding at June 30, 2002, totals $1.7 billion with a weighted average interest rate of 7.00% maturing at various dates through 2028. The Partnership has $1.4 billion of unsecured debt and $319.0 million of secured debt outstanding at June 30, 2002. Scheduled principal amortization of such debt totaled $5.0 million for the six months ended June 30, 2002.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at June 30, 2002 (in thousands):

				Weighted Average Interest Rate of Future Repayments
	Future Repayments
Year	Scheduled Amortization	Maturities	Total
2002	$6,363	$55,483	$61,846	7.26%
2003	10,300	306,977	317,277	7.19%
2004	8,631	216,185	224,816	6.34%
2005	7,534	219,642	227,176	7.18%
2006	6,976	146,179	153,155	7.08%
2007	5,147	116,555	121,702	7.09%
2008	4,828	100,000	104,828	6.75%
2009	4,844	275,000	279,844	7.31%
2010	4,190	—	4,190	6.35%
2011	3,463	175,000	178,463	6.93%
Thereafter	11,920	50,000	61,920	6.50%
Total	$74,196	$1,661,021	$1,735,217	7.00%

Accounting Changes

The Partnership elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” effective January 1, 2002. As a result, the Partnership will expense stock options based upon estimated fair value of the options at the date of grant. Additionally, the Partnership will expense the discount given to employees under the employee stock purchase plan. The Partnership recorded expense of $200,000 for the first six months of 2002 related to stock compensation from this accounting change.

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

The following table reflects the calculation of the Partnership’s FFO for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income available for common unitholders	$54,015	$56,877	$105,058	$124,282
Add back (deduct):
Depreciation and amortization	42,993	38,379	85,812	78,962
Share of joint venture adjustments	4,383	4,277	8,798	5,414
(Earnings) Loss from depreciable property dispositions	(2,550)	2,112	(2,454)	(9,997)
Funds From Operations	$98,841	$101,645	$197,214	$198,661
Cash flow provided by (used by):
Operating activities	$163,822	$21,545	$375,088	$99,170
Investing activities	(103,058)	125,192	(152,487)	97,631
Financing activities	(72,583)	(85,940)	(231,619)	(136,132)

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

Part II – Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

1.     On April 24, 2002, the General Partner held its annual meeting of shareholders. At that meeting, the General Partner’s shareholders elected Barrington H. Branch, Thomas L. Hefner, L. Ben Lytle and John W. Nelley, Jr. to serve a three year term. The number of votes cast for and against each of the director nominees was as follows:

NOMINEE	FOR	AGAINST
Barrington H. Branch	113,415,210	2,114,926
Thomas L. Hefner	113,420,064	2,110,071
L. Ben Lytle	113,397,855	2,132,281
John W. Nelley, Jr.	113,409,393	2,120,744

The remaining directors, Geoffrey Button, William Cavanaugh III, Ngaire Cuneo, Charles R. Eitel, Howard L. Feinsand, William O. McCoy, James E. Rogers and Darell E. Zink, Jr., continued in office following the annual meeting. In addition, at a Board meeting held that same day, the Board of Directors elected Robert J. Woodward, Jr. to fill a vacancy on the Board.

At the Annual meeting, the shareholders also ratified the appointment of KPMG LLP as the Partnership’s independent auditors.  111,433,820 votes were cast in favor of the appointment; 3,509,440 votes were cast against it, and 566,870 votes abstained.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 15.   Letter regarding unaudited interim financial information

(b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
By: Duke Realty Corporation
Its General Partner

Date: August 14, 2002	/s/	Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

	/s/	Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller