Form 10-Q
period 2002-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2002-11-13
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒ No ☐

The number of Common Units outstanding as of November 7, 2002 was 14,981,314 ($.01 par value).

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per unit amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$588,960	$583,909
Buildings and tenant improvements	4,137,102	4,068,944
Construction in progress	78,975	154,086
Investments in unconsolidated companies	325,320	323,682
Land held for development	321,005	322,528
	5,451,362	5,453,149
Accumulated depreciation	(521,215)	(425,721)

Net real estate investments	4,930,147	5,027,428

Cash and cash equivalents	43,134	10,453
Accounts receivable, net of allowance of $3,518 and $2,820	17,381	23,142
Straight-line rent receivable, net of allowance of $3,262 and $841	49,504	42,751
Receivables on construction contracts	31,388	30,077
Deferred financing costs, net of accumulated amortization of $14,966 and $17,459	12,248	12,489
Deferred leasing and other costs, net of accumulated amortization of $48,038 and $41,284	101,138	97,117
Escrow deposits and other assets	113,956	86,789
	$5,298,896	$5,330,246
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$308,911	$318,484
Unsecured notes	1,526,198	1,376,372
Unsecured lines of credit	29,000	120,000
	1,864,109	1,814,856

Construction payables and amounts due subcontractors	45,140	54,735
Accounts payable	160	2,274
Accrued expenses:
Real estate taxes	71,265	51,462
Interest	19,749	24,313
Other	43,806	48,678
Other liabilities	105,709	117,577
Tenant security deposits and prepaid rents	34,425	34,644
Total liabilities	2,184,363	2,148,539

Minority interest	5,174	5,475

Partners’ equity:
General Partner
Common equity	2,235,251	2,203,291
Preferred equity (liquidation preference of $590,889)	565,466	583,419
	2,800,717	2,786,710
Limited partners’ common equity	240,735	286,759
Limited partners’ preferred equity	67,955	102,955
Accumulated other comprehensive income (loss)	(48)	(192)
	3,109,359	3,176,232
	$5,298,896	$5,330,246

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the three and nine months ended September 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
RENTAL OPERATIONS:
Revenues:
Rental income	$173,812	$169,980	$517,291	$516,040
Equity in earnings of unconsolidated companies	8,344	7,024	20,918	24,309
	182,156	177,004	538,209	540,349
Operating expenses:
Rental expenses	33,311	31,084	95,009	91,587
Real estate taxes	18,852	18,279	57,049	54,202
Interest expense	29,797	27,689	84,757	85,260
Depreciation and amortization	45,074	39,249	130,564	117,378
	127,034	116,301	367,379	348,427

Earnings from rental operations	55,122	60,703	170,830	191,922

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	47,783	75,965	134,696	201,169
General contractor costs	(42,426)	(67,265)	(119,303)	(173,626)
Net general contractor revenue	5,357	8,700	15,393	27,543
Property management, maintenance and leasing fees	3,817	4,758	10,445	19,252
Construction and development activity income	794	5,780	28,712	17,705
Other income	1,616	2,438	1,668	3,125
Total revenue	11,584	21,676	56,218	67,625

Operating expenses	8,311	9,836	30,255	37,270

Total earnings from service operations	3,273	11,840	25,963	30,355

General and administrative expense	(6,621)	(1,437)	(20,657)	(10,152)

Operating income	51,774	71,106	176,136	212,125

OTHER INCOME (EXPENSE)
Interest income	931	1,587	2,694	4,589
Earnings from land and depreciable property dispositions,	4,795	31,801	8,882	45,117
Other expense	(93)	(916)	144	(2,283)
Other minority interest in earnings of subsidiaries	(247)	(727)	(883)	(1,968)
Income from continuing operations	57,160	102,851	186,973	257,580

Discontinued operations:
Net income from discontinued operations	—	516	930	1,360
Gain on sale of discontinued operations	—	—	2,734	—
Income from discontinued operations	—	516	3,664	1,360

Net income	57,160	103,367	190,637	258,940
Dividends on preferred units	(13,708)	(15,349)	(42,127)	(46,640)
Net income available for common unitholders	$43,452	$88,018	$148,510	$212,300

Basic net income per common unit:
Continuing operations	$.29	$.59	$.98	$1.43
Discontinued operations	—	—	.02	.01
Total	$.29	$.59	$1.00	$1 44
Diluted net income per common unit:
Continuing operations	$.29	$.58	$.96	$1.41
Discontinued operations	—	—	.02	.01
Total	$.29	$.58	$.98	$1.42

Weighted average number of common units outstanding	149,810	148,396	149,267	147,850
Weighted average number of common and dilutive potential common units	151,256	158,594	150,880	151,623

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30

(in thousands)

(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$190,637	$258,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	114,569	103,949
Amortization of deferred leasing and other costs	16,317	14,582
Amortization of deferred financing costs	2,815	3,611
Minority interest in earnings	883	1,968
Straight-line rent adjustment	(8,085)	(9,316)
Earnings from land and depreciated property dispositions	(10,340)	(45,117)
Build-to-suit operations, net	175,658	(93,093)
Construction contracts, net	(16,584)	9,970
Other accrued revenues and expenses, net	8,451	11,510
Equity in earnings in shortfall of operating distributions received from unconsolidated companies	3,044	9,968
Net cash provided by operating activities	477,365	266,972

Cash flows from investing activities:
Development of real estate investments	(111,223)	(175,891)
Acquisition of real estate investments	(36,175)	(13,927)
Acquisition of land held for development and infrastructure costs	(16,344)	(69,187)
Recurring tenant improvements	(21,221)	(12,236)
Recurring leasing costs	(12,216)	(10,515)
Recurring building improvements	(8,895)	(6,827)
Other deferred leasing costs	(12,728)	(10,758)
Other deferred costs and other assets	(29,956)	(18,322)
Tax deferred exchange escrow, net	0	7,157
Proceeds from land and depreciated property sales, net	50,463	403,783
Capital distributions from unconsolidated companies	0	59,468
Advances to unconsolidated companies	(9,930)	(16,196)
Net cash (used) provided by investing activities	(208,225)	136,549

Cash flows from financing activities:
Contribution from General Partner	21,907	106,173
Proceeds from indebtedness	200,000	175,000
Payments for redemption of preferred equity	(17,953)	(75,014)
Payments for redemption of preferred units	(35,000)	—
Payments on indebtedness including principal amortization	(62,943)	(193,830)
Repayments on lines of credit, net	(94,124)	(195,975)
Distributions to partners	(202,614)	(195,538)
Distributions to preferred unitholders	(42,127)	(47,208)
Distributions to minority interest	(565)	(1,217)
Deferred financing costs	(3,040)	(5,146)
Net cash used for financing activities	(236,459)	(432,755)
Net increase (decrease) in cash and cash equivalents	32,681	(29,234)

Cash and cash equivalents at beginning of period	10,453	39,200
Cash and cash equivalents at end of period	$43,134	$9,966

Other non-cash items:
Assumption of debt for real estate acquisitions	$9,566	$6,379
Contributions of land and depreciable property to unconsolidated companies	$0	$15,812
Conversion of Limited Partner Units to common shares of General Partner	$12,632	$2,303
Transfer of debt in sale of depreciated property	$2,432	$—
Issuance of Limited Partner Units for real estate acquisitions	$5,439	$2,487
Redemption of Limited Partner Units for sale of depreciated property	$—	$13,445

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2002

(in thousands, except per unit data)

(Unaudited)

			Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	General Partner
	Common Equity	Preferred Equity

Balance at December 31, 2001	$2,203,291	$583,419	$286,759	$102,955	$(192)	$3,176,232

Comprehensive income:
Net income	132,976	35,968	15,534	6,159	—	190,637
Distributions to preferred unitholders	—	(35,968)	—	(6,159)	—	(42,127)
Gains (losses) on derivative instruments					144	144

Comprehensive income available for common unitholders	—	—	—	—	—	148,654

Capital contribution from General Partner	21,969	—	—	—	—	21,969

Acquisition of Partnership interest for common stock of General Partner	58,434	—	(45,802)	—	—	12,632

Acquisition of property in exchange for Limited Partner Units	—	—	5,439	—	—	5,439

General Partner’s repurchase of Series D Preferred Shares	—	(25)	—	—	—	(25)

General Partner’s redemption of Series B Preferred Shares	—	(17,928)	—	—	—	(17,928)

Redemption of Series G Preferred Units	—	—	—	(35,000)	—	(35,000)

Distributions to General Partner	(332)	—	—	—	—	(332)

Distributions to partners ($1.36 per Common Unit)	(181,087)	—	(21,195)	—	—	(202,282)

Balance at September 30, 2002	$2,235,251	$565,466	$240,735	$67,955	$(48)	$3,109,359

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2001). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the 1934 Securities Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.     Lines of Credit

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity (in 000’s)	Maturity Date	Interest Rate	Outstanding at September 30, 2002 (in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$29,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	24,466

The lines of credit are used to fund development activities to acquire additional rental properties and to provide working capital.

The $500 million line of credit provides the Partnership with an option to obtain borrowings from the financial institutions that participate in the unsecured line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2002, are at LIBOR + .65% (2.47% at September 30, 2002).

3.     Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its General Partner’s executive officers have ownership interests. The Partnership has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Partnership received fees totaling approximately $1.1 million and $1.3 million for services provided to the Option Properties for the nine months ended September 30, 2002 and 2001, respectively. The Partnership believes that the fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic net income available for common unitholders	$43,452	$88,018	$148,510	$212,300
Joint venture partner convertible ownership net income	—	810	—	2,476
Series D Convertible Preferred shares accrued dividend	—	2,466	—	—
Series G Convertible Preferred units accrued dividend	—	700	—	—
Diluted net income available for common units and dilutive potential common units	$43,452	$91,994	$148,510	$214,776

Weighted average number of common units outstanding	149,810	148,396	149,267	147,850
Joint venture partner convertible ownership common unit equivalents	—	2,025	—	2,086
Series D Convertible Preferred shares common share equivalents	—	5,011	—	—
Series G Convertible Preferred units common share equivalents	—	1,445	—	—
Dilutive units for long-term compensation plans	1,446	1,717	1,613	1,687
Weighted average number of common units and dilutive potential common units	151,256	158,594	150,880	151,623

The Series D Convertible Preferred equity and the Series G preferred limited partner units were anti-dilutive for the three months and nine months ended September 30, 2002 and the nine months ended September 20, 2001; therefore, no conversion to common units is included in weighted dilutive potential common units. The Series D Convertible Preferred equity and the Series G Convertible Preferred limited partner units were dilutive for the three months ended September 30, 2001; therefore, conversion to common units is included in weighted dilutive potential common units. The dilutive effect is the result of net income for the three months ended September 30, 2001, being higher due to the significant gain on depreciated property sales for the quarter.

A joint venture partner in one of the Partnership’s unconsolidated ventures has the option to convert a portion of its ownership to General Partner common shares. The effect of the option on earnings per unit was anti-dilutive for the three and nine months ended September 30, 2002; therefore no conversion to common units is included in weighted dilutive potential common units. For the three and nine months ended September 30, 2001, the effect of the option on earnings per unit was dilutive. Therefore, additional equity in earnings was included in diluted net income available for common unitholders and conversion to common units was included in weighted dilutive potential common units.

5.     Segment Reporting

The Partnership is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”), and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners (“Service Operations”). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2002 and 2001, and the assets for each of the reportable segments as of September 30, 2002 and December 31, 2001, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Rental Operations:
Office	$101,296	$94,149	$302,123	$280,589
Industrial	70,132	71,965	208,464	218,117
Retail	2,089	3,607	5,563	17,172
Service Operations	11,584	21,676	56,218	67,625
Total Segment Revenues	185,101	191,397	572,368	583,503
Non-Segment Revenue	8,639	7,282	22,059	24,471
Consolidated Revenue from continuing operations	193,740	$198,679	$594,427	$607,974
Discontinued Operations	—	1,196	3,518	3,586
Consolidated Revenue	$193,740	$199,875	$597,945	$611,560

Funds From Operations
Rental Operations:
Office	$66,756	$62,267	$202,577	$187,747
Industrial	54,070	56,083	159,914	169,042
Retail	1,803	2,872	4,754	14, 063
Services Operations	3,273	11,840	25,963	30,355
Total Segment FFO	125,902	133,062	393,208	401,207

Non-Segment FFO:
Interest expense	(29,797)	(27,689)	(84,757)	(85,260)
Interest income	931	1,587	2,694	4,589
General and administrative expense	(6,621)	(1,437)	(20,657)	(10,152)
Gain on land sales	1,321	1,082	4,412	4,402
Other expenses	(1,072)	(1,523)	(1,868)	(2,885)
Minority interest in earnings of subsidiaries	(247)	(727)	(883)	(1,968)
Joint venture FFO	12,827	11,532	34,200	34,229
Dividends on preferred units	(13,708)	(15,349)	(42,127)	(46,640)
Discontinued operations	—	837	2,528	2,514
Consolidated FFO	89,536	101,375	286,750	300,036

Depreciation and amortization on continuing operations	(45,074)	(39,249)	(130,564)	(117,378)
Depreciation and amortization on discontinued operations	—	(321)	(322)	(1,154)
Share of joint venture adjustments	(4,485)	(4,505)	(13,283)	(9,919)
Earnings from depreciated property sales on continuing operations	3,475	30,718	4,471	40,715
Earnings from depreciated property sales on discontinued operations	—	—	1,458	—

Net Income Available for Common Unitholders	$43,452	$88,018	$148,510	$212,300

	September 30, 2002	December 31, 2001
Assets
Rental Operations:
Office	$2,587,711	$2,625,015
Industrial	2,115,171	2,184,234
Retail	67,974	64,946
Service Operations	84,070	99,554
Total Segment Assets	4,854,926	4,973,749
Non-Segment Assets	443,970	356,497
Consolidated Assets	$5,298,896	$5,330,246

6.     Real Estate Assets Held for Sale

At September 30, 2002, the Partnership had two office properties and four retail properties comprising a total of approximately 494,000 square feet classified as held for sale. Of these properties, three build-to-suit retail properties and one build-to-suit office property were under development at September 30, 2002. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale was $1.2 million and $585,000 for the nine months ended September 30, 2002 and 2001, respectively. Net book value of the properties was $28.7 million at September 30, 2002. There can be no assurances that such properties will be sold.

7.     Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”(“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held for sale, unless certain conditions are met.

The Partnership has classified two buildings as discontinued operations in accordance with SFAS 144. These two buildings were sold in 2002, but were not identified as held for sale prior to the adoption of

SFAS 144. As a result, the Partnership classified net income of $930,000 and $1.4 million as net income from discontinued operations for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Partnership classified the gain on the sale of these buildings of $2.7 million as gain on sale of discontinued operations for the nine months ended September 30, 2002. The properties identified as held for sale in Footnote 6 are not classified as discontinued operations as they were either identified as held for sale prior to the adoption of SFAS 144 or they meet certain conditions of held for sale properties that exclude them from SFAS 144.

8.     Partners’ Equity

The General Partner periodically accesses the public equity markets and contributes the net proceeds to the Partnership to fund the development and acquisition of additional properties. The following series of preferred equity are outstanding as of September 30, 2002 (in thousands, except percentages):

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

All series of preferred equity require cumulative distributions, have no stated maturity date (although the Partnership may redeem them on or following their initial optional redemption dates), and the redemption price of each series may only be paid from the proceeds of other capital shares of the General Partner, which may include other classes or series of preferred equity.

The Series D Preferred equity is convertible at a conversion rate of 9.3677 common units for each preferred unit outstanding.

The dividend rate on the Series B Preferred equity increases to 9.99% after September 12, 2012. The Partnership repurchased 355,000 units of the Series B Preferred units in September 2002. The repurchase transaction was initiated by a group of Series B Preferred unitholders who voluntarily approached the Partnership with regards to a buyback of these units.

All of the Series F Preferred units were redeemed on October 10, 2002.

9.     Other Matters

Reclassifications

Certain 2001 balances have been reclassified to conform to 2002 presentation.

10.  Derivative Instruments

The Partnership has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings.

During the nine months ended September 30, 2002, the Partnership recognized income of $877,000 from this interest rate swap contract compared to an expense of $1.4 million for the nine months ended September 30, 2001.

11.  Stock Based Compensation

The Partnership elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” effective January 1, 2002. As a result, the Partnership will expense stock options based upon estimated fair value of the options at the date of grant. Additionally, the Partnership will expense the discount given to employees under the employee stock purchase plan. The Partnership recorded expense of $325,000 for the first nine months of 2002 related to stock compensation from this accounting change.

12.  Investment in Unconsolidated Companies

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

13.  Subsequent Events

The Board of Directors of the General Partner declared the following distributions at its July 31, 2002 regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.455	November 14, 2002	November 29, 2002
Preferred (per depositary share):
Series B	$0.99875	December 16, 2002	December 31, 2002
Series D	$0.46094	December 16, 2002	December 31, 2002
Series E	$0.51563	December 16, 2002	December 31, 2002
Series I	$0.52813	December 16, 2002	December 31, 2002

The Partnership redeemed the Series F Preferred units in October 2002.

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three months and the nine months ended September 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and the related condensed consolidated statement of partners’ equity for the nine months ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2002, except as to Note 15, which is as of October 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

October 30, 2002

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those related to the Partnership’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; continued qualification as a real estate investment trust; competition for tenants; increases in real estate construction costs; changes in interest rates; accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments. The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Partnership’s control. The Partnership undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Partnership to predict all such factors. Further, the Partnership cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Same Property Performance: The Partnership tracks Same Property performance, which compares those properties that were in-service for all reported portions of a two-year period. The net operating income from the same property portfolio increased .8% for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Occupancy Analysis: The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of September 30, 2002 and 2001 (square feet, in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,686	13,784	13.2%	13.8%	87.9%	89.2%
Bulk	65,304	62,374	62.8%	62.2%	88.0%	91.1%
Office	24,171	23,301	23.2%	23.3%	85.4%	86.9%
Retail	839	745.8%		.7%	99.4%	96.0%

Total	104,000	100,204	100.0%	100.0%	87.5%	89.9%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of September 30, 2002, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2002	3,468	$18,463	3%	3,120	$14,337	348	$4,126	—	$—
2003	9,637	63,514	10%	7,597	38,465	2,040	25,049	—	—
2004	11,234	75,615	12%	8,759	41,897	2,452	33,311	23	407
2005	14,086	97,222	14%	11,194	55,607	2,854	41,111	38	504
2006	11,030	80,217	13%	8,514	44,406	2,509	35,702	7	109
2007	10,818	74,458	12%	8,350	41,193	2,404	32,460	64	805
2008	7,574	48,139	8%	5,967	26,331	1,583	21,438	24	370
2009	6,136	37,897	6%	5,041	22,398	1,076	15,130	19	369
2010	5,662	44,640	7%	4,012	18,718	1,634	25,658	16	264
2011	3,597	31,388	5%	2,325	11,193	1,256	19,950	16	245
2012 and Thereafter	7,705	63,902	10%	4,581	20,999	2,497	37,653	627	5,250
Total Leased	90,947	$635,455	100%	69,460	$335,544	20,653	$291,588	834	$8,323

Total Portfolio
Square Feet	104,000			78,991		24,170		839

Percent Occupied	87.45%			87.94%		85.44%		99.40%

Future Development: The Partnership also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.4 million square feet of properties under development at September 30, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

4th Quarter 2002	434	49%	$19,427	11.0%
1st Quarter 2003	1,052	82%	40,040	10.6%
2nd Quarter 2003	402	58%	40,748	10.7%
Thereafter	1,232	65%	47,555	10.3%
	3,120	68%	$147,770	10.6%
Build-to-Suit for Sale:

4th Quarter 2002	—	—	$—	—
1st Quarter 2003	17	53%	2,335	12.2%
2nd Quarter 2003	61	71%	6,887	10.9%
Thereafter	159	70%	15,204	12.0%
	237	69%	$24,426	11.7%
Total	3,357	68%	$172,196	10.7%

Lease Renewals: The Partnership renewed 75.0% of leases up for renewal in the three months ended September 30, 2002, totaling 2.3 million square feet on which it attained a 3.2% growth in net effective rent. This compares to renewals of 68.6% for the three months ended September 30, 2001, totaling 1.8 million square feet and 10.5% growth in net effective rent.

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three and nine months ended September 30, 2002 and 2001, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Rental Operations revenue	$182,156	$177,004	$538,209	$540,349
Service Operations revenue	11,584	21,676	56,218	67,625
Earnings from Rental Operations	55,122	60,703	170,830	191,922
Earnings from Service Operations	3,273	11,840	25,963	30,355
Operating income	51,774	71,106	176,136	212,125
Net income available for common unitholders	$43,452	$88,018	$148,510	$212,300
Weighted average common units outstanding	149,810	148,396	149,267	147,850
Weighted average common and dilutive potential common units	151,256	158,594	150,880	151,623
Basic income per common share:
Continuing operations	$.29	$.59	$.98	$1.43
Discontinued operations	$—	$—	$.02	$.01
Diluted income per common share:
Continuing operations	$.29	$.58	$.96	$1.41
Discontinued operations	$—	$—	$.02	$.01

Number of in-service properties at end of period	904	878	904	878
In-service square footage at end of period	104,000	100,204	104,000	100,204
Under development square footage at end of period	3,357	6,256	3,357	6,256

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Rental Operations

Rental Operations revenue increased to $182.2 million from $177.0 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Rental Operations revenue is comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in Earnings”). Rental Income increased from $170.0 million in 2001 to $173.8 million in 2002. This increase is primarily the result of the Partnership recognizing $6.4 million of lease termination fees for the three months ended September 30, 2002, compared to $4.6 million for the three months ended September 30, 2001. The occupancy level of in-service properties decreased from 89.9% at September 30, 2001, to 87.5% at September 30, 2002. The decrease is attributable to a combination of several properties with un-leased space being completed and placed in-service over the last 12 months, the slow economy and related slowdown in demand, and the effects of the Partnership’s disposition activities in 2000 and 2001 during which over $1 billion of assets were sold in an effort to de-leverage the Partnership’s balance sheet as well as dispose of lower performing assets. The following is a summary of the Partnership’s in-service portfolio since January 1, 2001:

	Buildings	Square Feet
Properties in service as of:
January 1, 2001	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892
Acquisitions	5	585
Developments placed in service	24	4,454
Dispositions	(13)	(3,931)

September 30, 2002	904	104,000

Equity in Earnings increased to $8.3 million from $7.0 million for the three months ended September 30, 2002, compared to the same period in 2001. In the third quarter of 2002, the Partnership recognized $1.8 million resulting from a gain on the sale of a property in a joint venture in which the Partnership had a 50% ownership interest. This increase was offset by a $740,000 decrease in termination fees from 2001 to 2002.

Operating expenses from Rental Operations increased in total from $116.3 million for the three months ended September 30, 2001, to $127.0 million for the same period in 2002. The primary increase was in depreciation and amortization expense due to increases in building asset basis and additional investments in tenant improvements. Rental expenses and real estate taxes increased slightly in relation to the increased number of in-service properties from September 30, 2001 to September 30, 2002.

Interest expense for the three months ended September 2002 remained comparable to the same period in 2001. The Partnership has reduced secured debt and related interest expense over the past twelve months by paying off maturing mortgage loans, but the savings have been mitigated by less capitalized interest on development projects due to decreased development activity over the past twelve months.

As a result of the above-mentioned items, earnings from Rental Operations decreased $5.6 million from $60.7 million for the three months ended September 30, 2001, to $55.1 million for the three months ended September 30, 2002.

Service Operations

Service Operations revenues decreased from $21.7 million for the three months ended September 30, 2001, to $11.6 million for the three months ended September 30, 2002. The prolonged effect of the slow economy has been the primary factor in the overall decrease in revenues from Service Operations. Net revenues from general contractor work on third-party construction projects has decreased $3.3 million for the three months ended September 30, 2002, compared to the same period in 2001 as customer decisions on expansions and new construction have been delayed due to economic conditions.

Construction management and development activity income represents construction and development fees earned on projects where the Partnership acts as the construction manager and profits from the Partnership’s held for sale program whereby a property is developed in DCLP and sold upon completion to a third party. There were no sales during the third quarter of 2002 from the Partnership’s held for sale portfolio compared to three sales in the third quarter of 2001.

Property management, maintenance and leasing fee revenues decreased to $3.8 million from $4.8 million for the three months ended September 30, 2002, compared to the same period in 2001. The $1.0 million decrease is due mainly to a decrease in landscaping maintenance revenue resulting from the sale of the landscaping business in the third quarter of 2001.

As a result, earnings from Service Operations decreased from $11.8 million for the three months ended September 30, 2001, to $3.3 million for the three months ended September 30, 2002.

General and Administrative Expense

General and administrative expense increased from $1.4 million for the three months ended September 30, 2001 to $6.6 million for the three months ended September 30, 2002. While the Partnership has implemented several initiatives that have reduced total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense during the third quarter 2002 instead of being capitalized into development projects.

Other Income and Expenses

Earnings from land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Partnership actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $31.8 million of gain on sales of depreciable property during the third quarter of 2001, compared to only $4.8 million for the three months ended September 30, 2002, in conjunction with the Partnership’s decision to slow dispositions in 2002 in light of the current business climate.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In conjunction with the adoption of SFAS 144, the Partnership is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. As noted in Footnote 7 to the financial statements, the Partnership classified two buildings that were sold in 2002 as discontinued operations. The sale of both of these buildings occurred in the second quarter of 2002, therefore, there is no effect on discontinued operations in the third quarter of 2002. The Partnership classified $516,000 of net income from operations of these properties in the third quarter of 2001 to discontinued operations.

Net Income Available for Common Unitholders

Net income available for common unitholders for the three months ended September 30, 2002, was $43.5 million compared to $88.0 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and sales of depreciable property as discussed above.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Rental Operations

Rental Operations revenue decreased to $538.2 million for the nine months ended September 30, 2002, from $540.3 million for the nine months ended September 30, 2001. Rental Income increased from $516.0 million in 2001 to $517.3 million in 2002. The Partnership continues to feel the impact of a slowed economy as businesses are delaying decisions to expand operations and, in some cases, are downsizing occupied space currently rented from the Partnership. As a result of the slowed economy, the occupancy of the Partnership’s in-service portfolio has decreased to 87.5% at September 30, 2002, from 89.9% at September 30, 2001. Also contributing to the decline in occupancy is the effect of the Partnership’s property dispositions. Throughout 2000 and 2001, and the first nine months of 2002, the Partnership has sold over $1 billion of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period have leased at lower percentages and, therefore, the Partnership has realized less rental income. The Partnership has mitigated the decreased occupancy effects on Rental Income through the recognition of $22.2 million of lease termination fees for the nine months ended September 30, 2002. These fees are the result of negotiated terms for tenants vacating or downsizing previously leased space from the Partnership. During the nine months ended September 30, 2001, the Partnership recognized $9.7 million in lease termination fees.

Equity in Earnings decreased to $20.9 million from $24.3 million for the nine months ended September 30, 2002, compared to the same period in 2001. In the first quarter of 2001, the Partnership recognized a $2.9 million gain resulting from the sale of a property in a joint venture that the Partnership had a 50% ownership interest. In addition, the Partnership recognized $1.5 million in termination fees for the nine months ended September 30, 2001, compared to $584,000 for the nine months ended September 30, 2002. During 2001, two of the Partnership’s 50% joint ventures incurred additional debt, resulting in increased interest expense for the nine months ended September 30, 2002, compared to nine months ended September 30, 2001. These decreases were offset by the Partnership recognizing in the third quarter 2002, a $1.8 million gain from the sale of a property in a joint venture in which the Partnership had a 50% ownership interest.

Rental and real estate tax expenses increased for the nine months ended September 30, 2002, compared to the same period in 2001. Generally, these increases resulted from a combination of increasing operating costs of the Partnership’s properties and an overall increase in the Partnership’s in-service portfolio from 878 buildings at September 30, 2001, to 904 at September 30, 2002. The majority of the operating expenses are recovered from the tenants through increased rental billings. Depreciation and amortization expense for the nine months ended September 30, 2002, increased over the prior year, due to an increase in the Partnership’s building asset basis, investments in tenant improvements and the expensing of undepreciated tenant improvements associated with the early terminations of tenants.

Interest expense for the nine months ended September 30, 2002, remained comparable to the same period in 2001. The Partnership paid off over $128 million of secured debt throughout 2001, which has translated into a savings of $7.3 million in secured debt interest expense for the nine months ended September 30, 2002, compared to the same period in 2001. The Partnership has also realized an interest expense savings of nearly $2 million on its unsecured line of credit as the result of carrying a lower balance on the line in 2002 and lower interest rates on the line. These savings have been offset by a $9.1 million decrease in capitalized interest from the nine months ended September 30, 2001, compared to the same period in 2002. This is due to decreased development activity during 2002 from the effects of the slowed economy and reduced development opportunities in the Partnership’s markets.

As a result of the above-mentioned items, earnings from Rental Operations decreased $21.1 million from $191.9 million for the nine months ended September 30, 2001, to $170.8 million for the nine months ended September 30, 2002.

Service Operations

Service Operations revenues decreased from $67.6 million for the nine months ended September 30, 2001, to $56.2 million for the nine months ended September 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume during the nine months ended September 30, 2002, compared to the same period in 2001, as the effects of a slowed economy have continued to affect customer decisions to expand operations into new office or industrial buildings. However, the completion of projects in the Partnership’s held for sale pipeline (see below) helped to offset the decrease in construction volume.

The Partnership experienced a $12.1 million decrease in net general contractor revenues from third party projects as the delay in economic recovery has forced many businesses to delay expansion and development decisions.

Construction management and development activity income was significantly higher for the nine months ended September 30, 2002, compared to the same period in 2001, due to profits generated from the Partnership’s held for sale program in DCLP. While the number of properties sold out of DCLP actually decreased from ten in 2001 to eight during 2002, the profit margins on these sales were greater in 2002 due to the types of properties sold and negotiated tenant purchase options on four properties sold in 2002 which yielded higher margins.

Property management, maintenance and leasing fee revenues decreased to $10.4 million from $19.3 million for the nine months ended September 30, 2002, compared to the same period in 2001. The $8.9 million decrease is due mainly to a decrease in landscaping maintenance revenue resulting from the sale of the landscape business in the third quarter of 2001.

Service Operations expenses decreased by $7.0 million from $37.3 million for the nine months ended September 30, 2001, to $30.3 million for the nine months ended September 30, 2002. This decrease is attributable to the decrease in construction and development activity associated with the slowdown in the economy and the reduced overhead costs from the sale of the landscaping business in the third quarter of 2001.

As a result of the above, earnings from Service Operations decreased from $30.4 million for the nine months ended September 30, 2001, to $26.0 million for the nine months ended September 30, 2002.

General and Administrative Expense

General and administrative expense increased from $10.2 million for the nine months ended September 30, 2001 to $20.7 million for the nine months ended September 30, 2002. The Partnership has reduced total operating and administration costs, however, reduced construction and development activities have resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects.

Other Income and Expenses

Earnings from land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Partnership actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $45.1 million of gain on sales of depreciable property during the first nine months of 2001. In 2002, the Partnership significantly reduced its disposition strategy as the desired level of liquidity was achieved. As a result, dispositions of land and depreciable property in 2002 has yielded a significantly lower gain of $8.9 million.

Other revenue for the nine months ended September 30, 2002, includes $877,000 of gain related to an interest rate swap that does not qualify for hedge accounting. During the nine months ended September 30, 2001, the Partnership recognized a $1.4 million loss on the same interest rate swap.

Discontinued Operations

The Partnership classified net income of $930,000 and $1.4 million as discontinued operations for the nine months ended September 30, 2002 and 2001, respectively, pertaining to two properties sold in 2002 which are classified as discontinued operations under SFAS 144. Additionally, the gain on the sale of these properties of $2.4 million is classified in discontinued operations in 2002.

Net Income Available for Common Unitholders

Net income available for common unitholders for the nine months ended September 30, 2002, was $148.5 million compared to $212.3 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and earnings from sales of depreciable property as explained above.

Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities totaled $477.4 million and $267.0 million for the nine months ended September 30, 2002 and 2001, respectively. Operating activity cash flows represents the primary source of liquidity to fund distributions to unitholders and the other minority interests. The significant increase in 2002 is due to the Partnership receiving approximately $197.0 million of net proceeds from the sale of buildings from its build-to-suit portfolio.

Investing Activities

Net cash used by investing activities totaled $208.2 million for the nine months ended September 30, 2002, compared to net cash provided by investing activities of $136.5 million for the nine months ended September 30, 2001.  Investing activities represent the investment of funds by the Partnership to lease, improve and expand its portfolio of held for rental properties through the development and acquisition of additional rental properties, net of proceeds received from depreciable property sales. As noted in the comparison of 2002 to 2001, the Partnership sold a significant amount of held for rental property in 2001. During the nine months ended September 30, 2002, the Partnership generated proceeds of $50.5 million from depreciable property sales compared to $403.8 million for the same period in 2001.

Financing Activities

Net cash used for financing activities totaled $236.5 million for the nine months ended September 30, 2002 compared to $432.8 million for the same period in 2001. During the third quarter, the Partnership completed two new issuances of unsecured debt totaling $200.0 million. The first offering was $150.0 million of senior notes bearing interest at 5.875% due 2012. The second offering was a $50.0 million medium term note offering bearing interest at 5.45% due 2012. The proceeds from the offerings were used primarily to reduce the Partnership’s unsecured line of credit. Also during the third quarter of 2002, the Partnership redeemed all of the Series G preferred units for $35.0 million and repurchased 355,000 shares of its Series B preferred equity for nearly $18 million.

During the nine months of 2001, the General Partner and the Partnership issued $75.0 million of preferred stock and $175.0 million of unsecured debt that was used to pay off outstanding balances on its unsecured lines of credit.

The Partnership made a $1.36 per share distribution to common and limited partner unitholders during the nine months ended September 30, 2002, compared to a $1.33 per share distribution for the same period in 2001.

Debt and Equity

The General Partner and the Partnership currently have on file with the Securities and Exchange Commission (the “SEC”) one Form S-3 Registration Statement (the “Shelf Registration”), which, as of September 30, 2002, has remaining availability of $345.8 million to issue additional common shares, preferred shares and unsecured debt securities. The Partnership filed an additional $500 million Shelf Registration in October 2002.

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2002 in (000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$29,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	24,466

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Partnership an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2002 are at LIBOR + .65% (2.47% at September 30, 2002).

The total debt outstanding at September 30, 2002, totals $1.9 billion with a weighted average interest rate of 6.90% maturing at various dates through 2028. Scheduled principal amortization of such debt totaled $8.5 million for the nine months ended September 30, 2002.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at September 30, 2002 (in thousands):

Year	Future Repayments			Weighted Average Interest Rate of Future Repayments
	Scheduled Amortization	Maturities	Total
2002	$2,974	$3,705	$6,679	7.31%
2003	10,264	302,341	312,605	7.26%
2004	8,592	205,186	213,778	6.54%
2005	7,492	219,642	227,134	7.18%
2006	6,931	146,179	153,110	7.08%
2007	5,099	116,555	121,654	7.09%
2008	4,775	100,000	104,775	6.75%
2009	4,802	275,000	279,802	7.31%
2010	4,190	—	4,190	6.38%
2011	3,463	175,000	178,463	6.93%
Thereafter	11,919	250,000	261,919	5.95%
Total	$70,501	$1,793,608	$1,864,109	6.90%

Accounting Changes

The Partnership elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” effective January 1, 2002. As a result, the Partnership expenses stock options based upon the estimated fair value of the options at the date of grant. Additionally, the

Partnership expenses the discount given to employees under the employee stock purchase plan. The Partnership recorded expense of $325,000 for the first nine months of 2002 related to stock compensation from this accounting change.

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

The following table reflects the calculation of the Partnership’s FFO for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income available for common unitholders	$43,452	$88,018	$148,510	$212,300
Add back (deduct):
Depreciation and amortization	45,074	39,570	130,886	118,532
Share of joint venture adjustments	4,484	4,505	13,282	9,919
Earnings from depreciable property dispositions	(3,474)	(30,718)	(5,928)	(40,715)
Funds From Operations	$89,536	$101,375	$286,750	$300,036
Cash flow provided by (used by):
Operating activities	$102,277	$167,802	$477,365	$266,972
Investing activities	(55,738)	38,918	(208,225)	136,549
Financing activities	(4,840)	(296,623)	(236,459)	(432,755)

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

Item 3.  Quantative and Qualitative Disclosure About Market Risks

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

Item 4.  Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II – Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Number	Description

4.1	Second Amendment to 1998 Shareholder Rights Agreement incorporated by reference to Exhibit 4.1 to the General Partner’s Form 10-Q filed November 13, 2002.

10.1	Amendment seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.1 to the General Partner’s Form 10-Q filed November 13, 2002.

10.2	Amendment four to the 1995 Shareholder Value Plan of Duke Realty Services Limited Partnership incorporated by reference to Exhibit 10.2 to the General Partner’s Form 10-Q filed November 13, 2002.

10.3

Amendment one to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.3 to the General Partner’s Form 10-Q filed November 13, 2002.

10.4

Amendment two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated by reference to Exhibit 10.4 to the General Partner’s Form 10-Q filed November 13, 2002.

10.5

Amendment three to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership incorporated by reference to Exhibit 10.5 to the General Partner’s Form 10-Q filed November 13, 2002.

10.6	Amendment one to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated by reference to Exhibit 10.6 to the General Partner’s Form 10-Q filed November 13, 2002.

15	Letter regarding unaudited interim financial information

(b)	Reports on Form 8-K

The Partnership filed a Current Report on Form 8-K dated August 26, 2002, in conjunction with a $150 million unsecured debt offering completed by the Partnership

The Partnership filed a Current Report on Form 8-K, dated October 9, 2002, setting forth audited consolidated statements of operations of the Partnership for the years ended December 31, 2001, 2000 and 1999, including an additional note thereto, which reflect the impact of the Partnership’s adoption of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective January 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
	By:	Duke Realty Corporation
Its General Partner

Date: November 13, 2002		/s/ Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas L. Hefner, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Duke Realty Limited Partnership;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.     The Partnership’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Partnership’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the General Partner’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.     The Partnership’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer
Duke Realty Corporation General Partner

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darell E. Zink, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Duke Realty Limited Partnership;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.     The Partnership’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Partnership’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the General Partner’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.     The Partnership’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer
Duke Realty Corporation General Partner