Form 10-Q
period 2003-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2003-05-13
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☐   No   ☒

The number of Common Units outstanding as of May 7, 2003 was 150,122,770 ($.01 par value).

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per unit amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$614,461	$608,995
Buildings and tenant improvements	4,291,679	4,237,360
Construction in progress	87,345	85,756
Investments in unconsolidated companies	299,829	315,589
Land held for development	321,673	326,250
	5,614,987	5,573,950
Accumulated depreciation	(588,629)	(555,858)

Net real estate investments	5,026,358	5,018,092

Cash and cash equivalents	13,170	17,129
Accounts receivable, net of allowance of $2,108 and $2,008	14,501	15,415
Straight-line rent receivable, net of allowance of $2,491	55,881	52,062
Receivables on construction contracts	26,438	23,181
Deferred financing costs, net of accumulated amortization of $15,601 and $15,390	13,043	11,431
Deferred leasing and other costs, net of accumulated amortization of $53,291 and $50,543	121,986	112,772
Escrow deposits and other assets	107,928	96,973
	$5,379,305	$5,347,055
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$275,558	$299,147
Unsecured notes	1,701,077	1,526,138
Unsecured lines of credit	205,000	281,000
	2,181,635	2,106,285

Construction payables and amounts due subcontractors	37,050	43,232
Accounts payable	1,241	548
Accrued expenses:
Real estate taxes	56,887	51,472
Interest	23,204	27,374
Other	35,494	52,485
Other liabilities	103,086	106,893
Tenant security deposits and prepaid rents	39,985	33,710
Total liabilities	2,478,582	2,421,999

Minority interest	4,544	5,213

Partners’ equity:
General Partner
Common equity	2,185,153	2,203,060
Preferred equity (liquidation preference of ($440,869)	415,446	415,466
	2,600,599	2,618,526
Limited Partners’ common equity	230,896	235,473
Limited Partners’ preferred equity	67,955	67,955
Accumulated other comprehensive income	(3,271)	(2,111)
	2,896,179	2,919,843
	$5,379,305	$5,347,055

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31,

(in thousands, except per unit amounts)

(Unaudited)

	2003	2002
RENTAL OPERATIONS
Revenues:
Rental income	$180,747	$168,185
Equity in earnings of unconsolidated companies	4,269	6,296
	185,016	174,481
Operating expenses:
Rental expenses	40,471	31,164
Real estate taxes	20,571	19,117
Interest expense	32,713	27,192
Depreciation and amortization	47,654	42,337
	141,409	119,810
Earnings from rental operations	43,607	54,671

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	50,142	45,933
General contractor costs	(44,880)	(40,219)
Net general contractor revenue	5,262	5,714

Property management, maintenance and leasing fees	4,094	3,199
Construction and development activity income	(193)	20,393
Other income	19	215
Total revenue	9,182	29,521

Operating expenses	7,300	13,989
Total earnings from service operations	1,882	15,532

General and administrative expense	(5,919)	(7,238)
Operating income	39,570	62,965

OTHER INCOME (EXPENSE)
Interest income	991	421
Earnings from land and depreciable property dispositions, net of impairment adjustment	9,402	1,111
Other revenue (expense)	(550)	212
Minority interest in earnings of subsidiaries	(23)	(385)
Income from continuing operations	49,390	64,324

Discontinued operations:
Net income from discontinued operations	202	929
Gain on sale of discontinued operations	2,354	—
Income from discontinued operations	2,556	929
Net income	51,946	65,253
Dividends on preferred units	(10,154)	(14,210)
Net income available for common unitholders	$41,792	$51,043
Basic net income per common unit:
Continuing operations	$0.26	$0.33
Discontinued operations	0.02	0.01
Total	$0.28	$0.34
Diluted net income per common unit:
Continuing operations	$0.26	$0.33
Discontinued operations	0.02	0.01
Total	$0.28	$0.34

Weighted average number of common units outstanding	149,972	148,670
Weighted average number of common and dilutive potential common units	150,627	150,270

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31

(in thousands)

(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$51,946	$65,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	41,771	37,186
Amortization of deferred leasing and other costs	5,901	5,633
Amortization of deferred financing costs	999	965
Minority interest in earnings	23	385
Straight-line rent adjustment	(4,574)	(1,386)
Earnings from land and depreciated property dispositions	(11,756)	(1,111)
Build-to-suit operations, net	(15,257)	101,178
Construction contracts, net	(8,491)	(10,598)
Other accrued revenues and expenses, net	(8,105)	8,473
Equity in earnings in shortfall of operating distributions received from unconsolidated companies	6,408	5,288
Net cash provided by operating activities	58,865	211,266

Cash flows from investing activities:
Development of real estate investments	(28,995)	(36,733)
Acquisition of real estate investments	(34,602)	(8,375)
Acquisition of land held for development and infrastructure costs	(7,120)	(4,396)
Recurring tenant improvements	(8,258)	(5,952)
Recurring leasing costs	(4,901)	(4,274)
Recurring building improvements	(2,625)	(2,399)
Other deferred leasing costs	(6,078)	(3,586)
Other deferred costs and other assets	2,343	(315)
Exercise purchase option on ground lease	(12,042)	—
Tax deferred exchange escrow, net	(8,207)	—
Proceeds from land and depreciated property sales, net	51,368	25,395
Advances to unconsolidated companies	(1,313)	(8,794)
Net cash used by investing activities	(60,430)	(49,429)

Cash flows from financing activities:
Contribution from General Partner	2,861	7,023
Payments for General Partner’s redemption of preferred equity	(20)	—
Proceeds from indebtedness	175,000	—
Proceeds from debt refinancing	38,340	—
Payments on indebtedness including principal amortization	(61,706)	(5,193)
Repayments on lines of credit, net	(75,095)	(79,392)
Distributions to partners	(68,209)	(66,780)
Distributions to preferred unitholders	(10,154)	(14,210)
Distributions to minority interest	(710)	(330)
Deferred financing costs	(2,701)	(154)
Net cash used for financing activities	(2,394)	(159,036)
Net increase (decrease) in cash and cash equivalents	(3,959)	2,801

Cash and cash equivalents at beginning of period	17,129	10,453

Cash and cash equivalents at end of period	$13,170	$13,254

Other non-cash items:
Assumption of debt for real estate acquisitions	$—	$7,791
Conversion of Limited Partner Units to common shares of General Partner	$968	$6,712
Issuance of Limited Partner Units for real estate acquisitions	$—	$4,687
Impairment adjustment on undeveloped land	$420	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the nine months ended March 31, 2003

(in thousands,  except per unit data)

(Unaudited)

			Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	General Partner
	Common Equity	Preferred Equity

Balance at December 31, 2002	$2,203,060	$415,466	$235,473	$67,955	$(2,111)	$2,919,843

Comprehensive income:
Net income	37,667	8,752	4,125	1,402	—	51,946
Distributions to preferred unitholders	—	(8,752)	—	(1,402)	—	(10,154)
Gains (losses) on derivative instruments					(1,160)	(1,160)

Comprehensive income available for common unitholders	—	—	—	—	—	40,632

Capital contribution from General Partner	2,861	—	—	—	—	2,861

Acquisition of Partnership interest for common stock of General Partner	2,927	—	(1,959)	—	—	968

General Partner’s repurchase of Series D Preferred Shares	—	(20)	—	—	—	(20)

Tax benefits from employee stock plans	94	—	—	—	—	94

FASB 123 Compensation expense	10	—	—	—	—	10

Distributions to General Partner	36	—	—	—	—	36

Distributions to partners ($.455 per Common Unit)	(61,502)	—	(6,743)	—	—	(68,245)

Balance at March 31, 2003	$2,185,153	$415,446	$230,896	$67,955	$(3,271)	$2,896,179

Common units outstanding at March 31, 2003	135,270		14,784			150,054

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2002). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares of the General Partner through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code.  The General Partner is the sole general partner of the Partnership, owning 90.1% of the partnership interest as of March 31, 2003 (“General Partner Units”). The remaining 9.9% of the Partnership is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

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

2.              Lines of Credit

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity (in 000’s)	Maturity Date	Interest Rate	Outstanding at March 31, 2003 (in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$205,000
Secured Line of Credit	100,000	January 2006	LIBOR + .60%	24,800

The lines of credit are used to fund development activities to acquire additional rental properties and to provide working capital.

The $500 million line of credit provides the Partnership with an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2003, are at LIBOR + .65% (1.95% at March 31, 2003).

3.              Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its General Partner’s executive officers have ownership interests. The Partnership has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Partnership received fees totaling approximately $364,000  and $316,000 for services provided to the Option Properties for the three months ended March 31, 2003 and 2002, respectively. The Partnership believes that the fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31 (in thousands):

	2003	2002

Basic and diluted net income available for common unitholders	$41,792	$51,043

Weighted average number of common units outstanding	149,972	148,670
Dilutive units for stock based compensation plans	655	1,600
Weighted average number of common units and dilutive potential common units	150,627	150,270

The Series D Convertible Preferred equity was anti-dilutive for the three months ended March 31, 2003 and 2002; therefore, no conversion to common units is included in weighted dilutive potential common units.

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

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of the Partnership’s operating performance. The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The revenues and FFO for each of the reportable segments for the three months ended March 31, 2003 and 2002, and the assets for each of the reportable segments as of March 31, 2003 and December 31, 2002, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues
Rental Operations:
Office	$107,105	$96,654
Industrial	70,531	69,369
Retail	2,096	1,588
Service Operations	9,182	29,521
Total Segment Revenues	188,914	197,132
Non-Segment Revenue	5,284	6,870
Consolidated Revenue from continuing operations	194,198	204,002
Discontinued Operations	504	2,237
Consolidated Revenue	$194,702	$206,239

	Three Months Ended March 31,
	2003	2002
Funds From Operations
Rental Operations:
Office	$68,654	$64,194
Industrial	50,065	52,839
Retail	1,608	1,372
Services Operations	1,882	15,532
Total Segment FFO	122,209	133,937
Non-Segment FFO:
Interest expense	(32,713)	(27,192)
Interest income	991	421
General and administrative expense	(5,919)	(7,238)
Gain on land sales	3,143	1,208
Other expenses	(1,271)	(355)
Minority interest in earnings of subsidiaries	(23)	(385)
Joint venture FFO	9,371	10,776
Dividends on preferred units	(10,154)	(14,210)
Discontinued operations	220	1,411
Consolidated FFO	85,854	98,373

Depreciation and amortization on continuing operations	(47,654)	(42,337)
Depreciation and amortization on discontinued operations	(18)	(482)
Share of joint venture adjustments	(5,003)	(4,415)
Earnings (loss) from depreciated property sales on continuing operations	6,259	(96)
Earnings from depreciated property sales on discontinued operations	2,354	—

Net Income Available for Common Unitholders	$41,792	$51,043

	March 31, 2003	December 31, 2002
Assets
Rental Operations:
Office	$2,705,254	$2,677,427
Industrial	2,155,966	2,144,686
Retail	71,488	71,072
Service Operations	91,852	91,399
Total Segment Assets	5,024,560	4,984,584
Non-Segment Assets	354,745	362,471
Consolidated Assets	$5,379,305	$5,347,055

6.              Real Estate Investments

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held for sale, unless certain conditions are met.

The Partnership has classified operations of ten buildings as discontinued operations in accordance with SFAS 144. As a result, the Partnership classified net income, net of minority interest, of $182,000 and $824,000 as net income from discontinued operations for the three months ended March 31, 2003 and 2002. In addition, five of the properties classified in discontinued operations were sold during the first quarter of 2003; therefore, the gains on disposal for these properties, net of minority interest, of $2.1 million are also reported in discontinued operations.

At March 31, 2003, the Partnership had 2 industrial, 5 office and 6 retail properties comprising approximately 1.1 million square feet held for sale. Of these properties, 4 build-to-suit office and 3 build-to-suit retail properties were under development. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the three months ended March 31, 2003 and 2002 is approximately $882,000 and $382,000, respectively. Net book value of the properties held for sale at March 31, 2003, is approximately $53.7 million. There can be no assurance that such properties held for sale will be sold.

In association with a contract for a sale of one parcel of land entered into by the Partnership in the first quarter of 2003, the Company recognized an impairment adjustment of $420,000 to reflect the anticipated loss on the sale of this land.

7.              Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to the Partnership in exchange for additional interests in the Partnership.

The following series of preferred equity are outstanding as of March 31, 2003 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.990%	March 31, 2007	$132,250	No
Series D Preferred	535	7.375%	December 31, 2003	$133,619	Yes
Series E Preferred	400	8.250%	January 20, 2004	$100,000	No
Series I Preferred	300	8.450%	February 6, 2006	$75,000	No

All series of preferred equity require cumulative distributions and have no stated maturity date (although the General Partner may redeem them on or following their initial optional redemption dates).

The Series D Preferred equity are convertible at a conversion rate of 9.3677 common units for each preferred unit outstanding.

The dividend rate on the Series B Preferred equity increases to 9.99% after September 12, 2012.

8.              Other Matters

Reclassifications

Certain 2002 balances have been reclassified to conform to 2003 presentation.

9.              Derivative Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates.  In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes. The Partnership accounts for derivative instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps. The Partnership designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was a liability of ($3.3) million as of March 31, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income.

In February 2003, the Partnership simultaneously entered into two $25 million forward-starting interest rate swaps. The Partnership designated the aggregate $50 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was an asset of $75,000 as of March 31, 2003, and is netted in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income.

10.       Stock Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	2003	2002
Net income, as reported	$41,792	$51,043
Add: Stock-based employee compensation expense included in net income determined under fair value method	178	101
Deduct: Total stock based compensation expense determined under fair value method for all awards	(353)	(333)
Proforma Net Income	$41,617	$50,811

		2003	2002

Basic net income per unit	As reported	$.28	$.34
	Pro forma	$.28	$.34

Diluted net income per unit	As reported	$.28	$.34
	Pro forma	$.28	$.34

11.       Subsequent Events

The Board of Directors of the General Partner declared the following distributions at its April 30, 2003 regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.455	May 14, 2003	May 30, 2003
Preferred (per depositary share):
Series B	$0.99875	June 16, 2003	June 30, 2003
Series D	$0.46094	June 16, 2003	June 30, 2003
Series E	$0.51563	June 16, 2003	June 30, 2003
Series I	$0.52813	June 16, 2003	June 30, 2003

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 2003, the related condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, the related condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, and the related condensed consolidated statement of partners’ equity for the three months ended March 31, 2003. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

April 30, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this quarterly report, including those related to the Partnership’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                  General economic and business conditions;

•                  The Partnership’s continued qualification as a real estate investment trust;

•                  Competition for tenants and decrease in property occupancy;

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The General Partner has on file with the Securities and Exchange Commission (“SEC”) a Report on Form 8K dated December 6, 2001, with additional risk factor information.

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

Business Overview

The Partnership is a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of March 31, 2003, the Partnership:

•                 Owned or controlled 924 industrial, office and retail properties (including properties under development), consisting of nearly 109 million square feet located in 12 states; and

•                 Owned or controlled more than 4,000 acres of land with an estimated future development potential of more than 62 million square feet of industrial, office and retail properties.

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

Same Property Performance: The Partnership tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. For the three months ended March 31, 2003, net operating income from the same property portfolio decreased 3.1% from the same period in 2002. The decrease resulted from lower occupancies in the properties that rolled into the same property population in 2003, coupled with the fact that a majority of the properties sold over the past two and a half years were from the same property population and were over 90% leased.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of March 31, 2003 and 2002 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2003	2002	2003	2002	2003	2002
Industrial
Service Centers	13,758	13,868	13.1%	13.6%	86.4%	88.0%
Bulk	66,077	63,450	62.7%	62.1%	88.5%	88.8%
Office	24,709	24,056	23.4%	23.6%	85.1%	85.3%
Retail	840	745.8%		.7%	99.3%	97.5%

Total	105,384	102,119	100.0%	100.0%	87.5%	87.9%

The Partnership’s lower occupancy percentage in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily caused by slower lease-up of new developments placed in service during 2002 and reduced demand for existing space.

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of March 31, 2003, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2003	8,170	$48,434	8%	7,029	$33,802	1,141	$14,632	—	$—
2004	11,059	77,193	12%	8,398	39,732	2,641	37,080	20	381
2005	13,556	94,784	14%	10,716	53,982	2,808	40,372	32	430
2006	11,101	76,845	12%	8,820	45,963	2,279	30,849	2	33
2007	10,554	74,838	12%	7,945	39,764	2,557	34,412	52	662
2008	9,560	59,615	9%	7,614	33,958	1,919	25,201	27	456
2009	7,142	44,361	7%	5,754	25,107	1,367	18,853	21	401
2010	6,484	50,421	8%	4,657	22,295	1,811	27,862	16	264
2011	3,603	31,284	5%	2,335	11,252	1,247	19,682	21	350
2012	4,373	27,450	4%	3,347	13,114	1,004	13,745	22	591
2013 and Thereafter	6,631	56,525	9%	3,749	16,986	2,261	34,600	621	4,939
Total Leased	92,233	$641,750	100%	70,364	$335,955	21,035	$297,288	834	$8,507

Total Portfolio Square Feet	105,384			79,835		24,709		840

Percent Occupied	87.52%			88.14%		85.13%		99.33%

Future Development: The Partnership expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.5 million square feet of properties under development at March 31, 2003. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

2nd Quarter 2003	349	77%	$38,988	10.8%
3rd Quarter 2003	38	69%	3,373	11.9%
4th Quarter 2003	973	87%	37,522	10.8%
Thereafter	1,581	79%	65,492	9.9%
	2,941	81%	$145,375	10.4%
Build-to-Suit for Sale:

2nd Quarter 2003	61	77%	$6,942	11.1%
3rd Quarter 2003	159	70%	15,204	12.1%
4th Quarter 2003	274	100%	30,857	8.9%
Thereafter	110	100%	12,377	10.5%
	604	90%	$65,380	10.2%
Total	3,545	82%	$210,755	10.3%

Lease Renewals: The Partnership renewed 61.6% of leases up for renewal in the three months ended March 31, 2003, totaling 1.1 million square feet. This compares to renewals of 70.0% for the three months ended March 31, 2002, totaling 2.0 million square feet.

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three months ended March 31, 2003 and 2002, is as follows (in thousands, except number of properties and per share amounts):

	2003	2002

Rental Operations revenue	$185,016	$174,481
Service Operations revenue	9,182	29,521
Earnings from Rental Operations	43,607	54,671
Earnings from Service Operations	1,882	15,532
Operating income	39,570	62,965
Net income available for common unitholders	$41,792	$51,043
Weighted average common units outstanding	149,972	148,670
Weighted average common and dilutive potential common unit	150,627	150,270
Basic income per common unit:
Continuing operations	$.26	$.33
Discontinued operations	$.02	$.01
Diluted income per common unit:
Continuing operations	$.26	$.33
Discontinued operations	$.02	$.01

Number of in-service properties at end of period	908	894
In-service square footage at end of period	105,384	102,119
Under development square footage at end of period	3,545	3,718

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Rental Operations

Rental Operations are comprised of net income from rental properties (“Rental Net Income”) and equity in earnings from unconsolidated companies (“Equity in Earnings”). Rental Net Income is defined as rental income less rental expenses and real estate taxes. Overall, Rental Net Income increased from $117.9 million in 2002 to $119.7 million in 2003. The increase is primarily attributable to the Partnership recognizing $9.3 million of lease termination fees during the three months ended March 31, 2003 and 2002, compared to $5.3 million for the same period in 2002. This increase was offset somewhat by an increase in rental expenses as a result of snow removal and other weather related expenses increasing significantly in the first quarter of 2003 as several of the Partnership’s markets experienced prolonged effects of winter weather. The Partnership has experienced a slight decrease in occupancy of its in-service portfolio from 87.9% at March 31, 2002 to 87.5% at March 31, 2003; however, occupancy has increased slightly since the fourth quarter of 2002.

The Partnership analyzes the results of Rental Operations by office, industrial and retail portfolios. The following highlights the financial results for each of the Partnership’s Rental Operations portfolios.

Office

Rental Net Income for Office properties increased from $64.2 million for the three months ended March 31, 2002, to $68.7 million for the three months ended March 31, 2003 as a result of the following:

•                  The Partnership experienced a slight decrease in its in-service Office portfolio occupancy from 85.3% at March 31, 2002, to 85.1% at March 31, 2003.

•                  The Partnership’s in-service Office portfolio has increased from 233 properties at March 31, 2002, to 239 properties at March 31, 2003.

•                  The Partnership recognized $8.2 million in termination fees associated with this segment for the three months ended March 31, 2003, compared to $4.8 million for the same period in 2002.

Industrial

Rental Net Income for Industrial properties decreased from $52.8 million for the three months ended March 31, 2002, to $50.1 million for the three months ended March 31, 2003 as a result of the following:

•                  The Partnership experienced a decrease in its in-service Industrial portfolio occupancy from 88.6% at March 31, 2002, to 88.1% at March 31, 2003.

•                  The Partnership’s in-service Industrial portfolio increased from 651 properties at March 31, 2002 to 659 properties at March 31, 2003.

Retail

Rental Net Income for Retail properties increased to $1.6 million for the three months ended March 31, 2003, from $1.4 million for the same period in 2002.

Equity in earnings decreased from $6.3 million for the first quarter of 2002 to $4.3 million for the same period in 2003. The decrease is primarily the result of increased rental expenses for snow removal from prolonged winter weather in many of the markets in which the Partnership is a joint venture partner.  There were no significant effects on equity in earnings from lease terminations during the three months ended March 31, 2003 or 2002. Combined occupancy of all the Partnership’s investments in unconsolidated companies was 92.2% at March 31, 2003 compared to 89.5% at March 31, 2002.  During the first quarter of 2003, the Partnership sold its 50% interest in an office joint venture in South Florida, recognizing a gain of $6.3 million, which is reflected in earnings from land and depreciable property dispositions as the venture owned and operated real estate property and held land for future development.

Depreciation and amortization expense increased from $42.3 million for the first three months of 2002 to $47.7 million for the same period in 2003 as a result of the following trends:

•                  The Partnership increased its building basis in its held for investment property portfolio by approximately $100 million from March 31, 2002 to March 31, 2003, primarily through developments placed in-service throughout 2002 and a $50 million building acquisition in December of 2002;

•                  Tenant improvements increased from $318.0 million at March 31, 2002 to $374.4 million at March 31, 2003 as the Partnership continues to incur capital expenditures to lease-up vacant space.

The $5.5 million increase in interest expense is attributable to the following:

•                  Interest capitalized on development projects decreased from $4.6 million in 2002 to $1.9 million in 2003 as a result of decreased development activity by the Partnership over the past twelve months in response to soft demand in most of the Partnership’s markets.

•                  Interest expense on corporate unsecured debt increased from $24.5 million in 2002 to $28.4 million in 2003. The Partnership issued $175 million of seven-year unsecured debt in January 2003 at an effective interest rate of 5.365%.  Interest expense on this new issuance for the first quarter totaled $1.9 million. In addition, interest expense on two debt issuances from the third quarter of 2002 totaled $2.9 million for the first quarter of 2003.

As a result of the above-mentioned items, earnings from Rental Operations decreased $11.1 million from $54.7 million for the three months ended March 31, 2002, to $43.6 million for the three months ended March 31, 2003.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $29.5 million for the three months ended March 31, 2002, to $9.2 million for the three months ended March 31, 2003. The decrease is primarily attributable to a decline in activity from the Partnership’s held for sale program whereby the Partnership develops a property for sale upon completion. During the first quarter of 2002, the Partnership recognized gains totaling $19.9 million on sales of properties developed for immediate sale compared to no such sales in the first quarter of 2003.

Service Operations expenses decreased from $14.0 million in 2002 to $7.3 million in 2003 as a result of income tax expense of $6.6 million being recognized in 2002 on the sale of properties sold from the Partnership’s held for sale program as noted above.

As a result of the above, earnings from Service Operations decreased from $15.5 million for the three months ended March 31, 2002, to $1.9 million for the same period in 2003.

General and Administrative Expense

General and Administrative Expense decreased from $7.2 million for the three months ended March 31, 2002 to $5.9 million for the same period in 2003. The decrease is attributable to a combination of the following:

•                  A decrease in state and local tax expense based upon estimated revenues for 2003 being lower than 2002;

•                  An increase in levels of construction and leasing activity during the end of 2002 and into 2003 which allowed for more overhead costs to be applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts for the three months ended March 31,  2003 and 2002:

	2003	2002

Gain (loss) on sales of depreciable properties	$—	$(96)
Gain on land sales	3,563	1,207
Gain on sale of joint venture interest	6,259	0
Impairment adjustment	(420)	0

Total	$9,402	$1,111

Gain on sales of depreciable properties represent sales of previously identified held for sale rental properties prior to adoption of FASB 144. All future sales of held for investment properties will be classified as discontinued operations.

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

In January 2003, the Partnership sold its 50% interest in a joint venture for $16.1 million in proceeds.  The joint venture develops and operates real estate assets; thus the gain was not included in operating income.

The Partnership recorded a $420,000 adjustment in 2003 associated with a contract to sell one parcel of land.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property that has either been sold or is classified as held for sale, unless certain conditions are met.

The Partnership has classified operations of ten buildings as discontinued operations in accordance with SFAS 144. As a result, the Partnership classified net income, of $202,000 and $929,000 as net income from discontinued operations for the three months ended March 31, 2003 and 2002. In addition, five of the properties classified in discontinued operations were sold during the first quarter of 2003; therefore, the gains on disposal for these properties of $2.4 million are also reported in discontinued operations.

Net Income Available for Common Unitholders

Net income available for common unitholders for the three months ended March 31, 2003 was $41.8 million compared to $51.0 million for the same period ended March 31, 2002. This decrease results primarily from the operating result fluctuations in Rental Operations, Service Operations, General and Administrative Expenses and earnings from sales of depreciable property as discussed above.

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

•                 undistributed cash available for distribution, if any; and

•                 proceeds received from real estate dispositions.

Credit Facilities

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at March 31, 2003
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$205,000
Secured Line of Credit	$50,000	January 2006	LIBOR + .60%	$24,800

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

Associated with the $500 million line of credit are financial covenants that require the Partnership to meet defined levels of performance.  As of March 31, 2003, the Partnership is in compliance with all covenants pertaining to the $500 million line of credit.

Debt and Equity Securities

The Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $420 million of unsecured debt securities.  In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the Partnership and General Partner expects to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants and expects to remain in compliance in the foreseeable future.

In January 2003, the Partnership completed an issuance of unsecured debt totaling $175.0 million bearing an effective interest rate of 5.365%, due 2010.

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

A summary of the Partnership’s recurring capital expenditures is as follows (in thousands):

	March 31, 2003	March 31, 2002
Tenant improvements	$8,258	$5,952

Leasing costs	4,901	4,274
Building improvements	2,625	2,399
Totals	$15,784	$12,625

Debt Maturities

Debt outstanding at March 31, 2003, totals $2.2 billion with a weighted average interest rate of 6.29% maturing at various dates through 2028. The Partnership had $1.9 billion of unsecured debt and $275.6 million of secured debt outstanding at March 31, 2003. Scheduled principal amortization of such debt totaled $2.4 million for the quarter ended March 31, 2003.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at March 31, 2003 (in thousands):

Weighted Average		Future Repayments
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments

2003	$6,845	$249,436	$256,281	7.62%
2004	7,793	372,386	380,179	4.34%
2005	7,825	205,980	213,805	7.16%
2006	7,409	164,986	172,395	6.33%
2007	5,933	114,616	120,549	7.07%
2008	5,021	134,028	139,049	6.31%
2009	4,802	275,000	279,802	7.31%
2010	4,193	175,000	179,193	5.27%
2011	3,463	175,000	178,463	6.93%
2012	1,977	200,000	201,977	5.76%
Thereafter	9,942	50,000	59,942	6.53%
	$65,203	$2,116,432	$2,181,635	6.29%

Historical Cash Flows

Cash and cash equivalents were $13.2 million and $13.3 million at March 31, 2003 and 2002, respectively.  The decrease is the result of the following increases/(decreases) in cash flows (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Net Cash Provided by Operating Activities	$58.9	$211.3

Net Cash Used by Investing Activities	$(60.4)	$(49.4)

Net Cash Used for Financing Activities	$(2.4)	$(159.0)

Operating Activities

The decrease in net cash provided by operating activities resulted primarily from the following:

•                  The Partnership received net proceeds of $101.2 million from its Build-to-Suit operations during the three months ended March 31, 2002, compared to incurring net development costs of $15.3 million for the same period in 2003.  During the first quarter of 2002, the Partnership sold five properties from its Build-to-Suit portfolio.

Investing Activities

The increase in net cash used by investing activities from the first quarter of 2002 to 2003 was attributable to the following:

•                  Dispositions of land and depreciated property provided $51.4 million in net proceeds during the first quarter of 2003, compared to $25.4 million in 2002.  The Partnership pursues opportunistic dispositions when conditions and terms are favorable.

•                  Real estate development costs decreased from $36.7 million in 2002 to $29.0 million in 2003, due to a reduction in new development starts in 2002 in response to weakened demand in many of the Partnership’s markets.

•                  The Partnership acquired $34.6 million of real estate assets during the first quarter of 2003 compared to $8.4 million during the same period in 2002.  The acquisitions in 2003 consisted of two office buildings that are each 100% leased.

•                  The Partnership paid $12.0 million when it exercised a purchase option on a ground lease during the first quarter of 2003.

Financing Activities

The decrease in net cash used for financing activities resulted from the following:

•                  In 2003, the Partnership issued $175.0 million of unsecured debt.

•                  The Partnership paid off $21.0 million of secured debt, net of a $38.3 million secured debt refinancing during the first quarter of 2003 compared to $2.7 million in 2002.

Derivative Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates.  In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps. The Partnership designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was a liability of ($3.3) million as of March 31, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value will be recorded in other comprehensive income.

In February 2003, the Partnership simultaneously entered into two $25 million forward-starting interest rate swaps. The Partnership designated the aggregate $50 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was an asset of $75,000 as of March 31, 2003, and is netted in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value will be recorded in other comprehensive income.

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

The Partnership’s investment in unconsolidated companies represents less than 6% of the Partnership’s total assets as of March 31, 2003. This investment provides several benefits to the Partnership including increased market share and an additional source of capital to fund real estate projects.

Funds From Operations

Funds From Operations (“FFO”), which is defined by the National Association of Real Estate Investment Trusts as GAAP net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis, is the industry standard for comparing and reporting the operating performance of real estate companies.  Management believes that FFO is a useful indicator of the Partnership’s operating performance.

The following table provides a reconciliation of GAAP net income to FFO for the three months ended March 31 as follows (in thousands):

	2003	2002

Net income available for common units	$41,792	$51,043
Add back (deduct):
Depreciation and amortization	47,672	42,819
Share of joint venture adjustments	5,003	4,415
(Earnings) loss from depreciable property dispositions	(8,613)	96

Funds From Operations	$85,854	$98,373

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities.  Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership will review its investments in unconsolidated companies based on this new accounting pronouncement, but does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

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

Item 4.  Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, chief financial officer and chief operating officer, to allow timely decisions regarding required disclosure.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 15.	Letter regarding unaudited interim financial information

	Exhibit 99.1	Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.3	Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Partnership filed a Current Report on Form 8-K, dated January 9, 2003, to report to a $175.0 million unsecured debt offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

	By:	Duke Realty Corporation
Its General Partner

Date: May 13, 2003		/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman and Chief Executive Officer and Director of the General Partner

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Vice Chairman, Executive Vice President and Chief Financial Officer of the General Partner

/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Operating Officer of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller of the General Partner

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

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

Date:  May 13, 2003

/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman and Chief Executive Officer
Duke Realty Corporation of the
General Partner

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

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

Date:  May 13, 2003

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Vice Chairman, Executive Vice
President and Chief Financial Officer
Duke Realty Corporation of General Partner

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

I, Dennis D. Oklak, certify that:

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

Date:  May 13, 2003

/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Operating Officer
Duke Realty Corporation of the General Partner