Form 10-Q
period 2003-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2003-11-12
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐  No ☒

The number of Common Units outstanding as of November 7, 2003 was $150,607,510      ($.01 par value).

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$634,230	$608,995
Buildings and tenant improvements	4,439,560	4,237,360
Construction in progress	126,626	85,756
Investments in unconsolidated companies	295,944	315,589
Land held for development	313,574	326,250
	5,809,934	5,573,950
Accumulated depreciation	(657,311)	(555,858)

Net real estate investments	5,152,623	5,018,092

Cash and cash equivalents	706	17,129
Accounts receivable, net of allowance of $2,589 and $2,008	17,727	15,415
Straight-line rent receivable, net of allowance of $1,240 and $2,491	66,844	52,062
Receivables on construction contracts	49,594	23,181
Deferred financing costs, net of accumulated amortization of $9,833 and $15,390	12,603	11,431
Deferred leasing and other costs, net of accumulated amortization of $60,427 and $50,543	139,959	112,772
Escrow deposits and other assets	112,905	96,973
	$5,552,961	$5,347,055
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$195,601	$299,147
Unsecured notes	1,675,951	1,526,138
Unsecured lines of credit	385,000	281,000
	2,256,552	2,106,285

Construction payables and amounts due subcontractors	64,852	43,232
Accounts payable	1,849	548
Accrued expenses:
Real estate taxes	72,441	51,472
Interest	22,473	27,374
Other	41,378	52,485
Other liabilities	104,883	106,893
Tenant security deposits and prepaid rents	34,812	33,710
Total liabilities	2,599,240	2,421,999

Minority interest	3,356	5,213

Partners’ equity:
General Partner
Common equity	2,146,099	2,203,060
Preferred equity (liquidation preference of ($540,802)	512,079	415,466
	2,658,178	2,618,526
Limited Partners’ common equity	224,232	235,473
Limited Partners’ preferred equity	67,955	67,955
Accumulated other comprehensive income	—	(2,111)
	2,950,365	2,919,843
	$5,552,961	$5,347,055

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIPAND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	2003	2002	2003	2002
RENTAL OPERATIONS:
Revenues:
Rental income	$176,763	$171,949	$531,851	$511,620
Equity in earnings of unconsolidated companies	7,368	8,344	18,330	20,918
	184,131	180,293	550,181	532,538
Operating expenses:
Rental expenses	36,084	32,967	109,824	93,986
Real estate taxes	18,467	18,722	60,415	56,640
Interest expense	31,469	29,454	98,764	84,047
Depreciation and amortization	48,159	44,627	142,112	129,182
	134,179	125,770	411,115	363,855
Earnings from rental operations	49,952	54,523	139,066	168,683

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	79,018	47,783	196,679	134,696
General contractor costs	(71,420)	(42,426)	(176,854)	(119,303)
Net general contractor revenue	7,598	5,357	19,825	15,393
Property management, maintenance and leasing fees	3,409	3,817	10,951	10,445
Construction and development activity income	122	783	839	28,712
Other income	1,324	1,616	1,441	1,908
Total revenue	12,453	11,573	33,056	56,458

Operating expenses	8,137	8,311	22,168	30,495
Total earnings from service operations	4,316	3,262	10,888	25,963

General and administrative expense	(4,627)	(6,621)	(15,479)	(20,657)
Operating income	49,641	51,164	134,475	173,989

OTHER INCOME (EXPENSE)
Interest income	809	929	2,680	2,684
Earnings from land and depreciable property dispositions net of impairment adjustments	1,393	4,795	12,539	8,882
Other revenue (expense)	421	(93)	(138)	144
Other minority interest in earnings of subsidiaries	(296)	(247)	(768)	(883)
Income from continuing operations	51,968	56,548	148,788	184,816

Discontinued operations:
Net income from discontinued operations	175	601	1,232	3,087
Gain on sale of discontinued operations	3,339	11	5,821	2,734
Income from discontinued operations	3,514	612	7,053	5,821
Net income	55,482	57,160	155,841	190,637
Dividends on preferred units	(10,816)	(13,708)	(31,124)	(42,127)
Adjustments for redemption of preferred units	—	(645)	—	(645)
Net income available for common unitholders	$44,666	$42,807	$124,717	$147,865
Basic net income per common unit:
Continuing operations	$.28	$.29	$.78	$.95
Discontinued operations	.02	—	.05	.04
Total	$.30	$.29	$.83	$.99
Diluted net income per common unit:
Continuing operations	$.28	$.28	$.78	$.94
Discontinued operations	.02	—	.05	.04
Total	$.30	$.28	$.83	$.98
Weighted average number of common units outstanding	150,373	149,810	150,163	149,267
Weighted average number of common and dilutive potential common units	151,244	151,256	150,965	150,880

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30

(in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$155,841	$190,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	125,191	114,569
Amortization of deferred leasing and other costs	17,348	16,317
Amortization of deferred financing costs	2,756	2,815
Minority interest in earnings	768	883
Straight-line rent adjustment	(16,971)	(8,085)
Earnings from land and depreciated property sales	(18,360)	(10,340)
Build-to-suit operations, net	(37,196)	175,658
Construction contracts, net	(6,924)	(16,584)
Other accrued revenues and expenses, net	5,596	8,451
Operating distributions received in excess of equity in earnings from unconsolidated companies	6,974	3,044
Net cash provided by operating activities	235,023	477,365

Cash flows from investing activities:
Development of real estate investments	(100,810)	(111,223)
Acquisition of real estate investments	(108,074)	(36,175)
Acquisition of land held for development and infrastructure costs	(28,067)	(16,344)
Recurring tenant improvements	(28,078)	(21,221)
Recurring leasing costs	(15,993)	(12,216)
Recurring building improvements	(12,736)	(8,895)
Other deferred leasing costs	(14,848)	(12,728)
Other deferred costs and other assets	(18,437)	(29,956)
Tax deferred exchange escrow, net	(8,248)	0
Proceeds from land and depreciated property sales, net	85,709	50,463
Advances to unconsolidated companies	(13,294)	(9,930)
Net cash used by investing activities	(262,876)	(208,225)

Cash flows from financing activities:
Contribution from General Partner, common units	9,691	21,907
Contribution from General Partner, preferred units	96,700	—
Payments for redemption of General Partner’s preferred equity	(20)	(52,953)
Payments for exercise of warrants	(4,692)	—
Proceeds from indebtedness	325,000	200,000
Payments on unsecured debt	(175,000)	—
Proceeds from debt refinancing	38,340	—
Payments on indebtedness including principal amortization	(131,686)	(62,943)
(Repayments) on lines of credit, net	95,109	(94,124)
Distributions to common unitholders	(205,964)	(202,614)
Distributions to preferred unitholders	(30,460)	(42,127)
Distributions to minority interest	(1,284)	(565)
Deferred financing costs	(4,304)	(3,040)
Net cash used for financing activities	11,430	(236,459)
Net increase (decrease) in cash and cash equivalents	(16,423)	32,681

Cash and cash equivalents at beginning of period	17,129	10,453
Cash and cash equivalents at end of period	$706	$43,134
Other non-cash items:
Assumption of debt for real estate acquisitions	$—	$9,566
Conversion of Limited Partner Units to common shares of General Partner	$4,299	$12,632
Issuance of Limited Partner Units for real estate acquisitions	$3,187	$5,439
Transfer of debt in sale of depreciated property	$—	$2,432
Adjustments for redemption of preferred units	$—	$645

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the six months ended September 30, 2003

(in thousands,  except per unit data)

(Unaudited)

	General Partner		Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Other Comprehensive Income (Loss)	Total
	Common Equity	Preferred Equity

Balance at December 31, 2002	$2,203,060	$415,466	$235,473	$67,955	$(2,111)	$2,919,843

Comprehensive income:
Net income	112,470	26,919	12,247	4,205	—	155,841
Distributions to preferred unitholders	—	(26,919)	—	(4,205)	—	(31,124)
Gains (losses) on derivative instruments					2,111	2,111

Comprehensive income available for common unitholders	—	—	—	—	—	126,828

Capital contribution from General Partner	9,691	96,700	—	—	—	106,391

Acquisition of Partnership interest for common stock of General Partner	10,736	—	(6,437)	—	—	4,299

Acquisition of property in exchange for Limited Partner units	—	—	3,187	—	—	3,187

General Partner’s repurchase of Series D Preferred Shares	—	(20)	—	—	—	(20)

General Partner’s conversion of Series D Preferred Shares	67	(67)	—	—	—	—

Tax benefits from employee stock plans	397	—	—	—	—	397

Exercise of General Partner warrants	(4,692)	—	—	—	—	(4,692)

FASB 123 Compensation expense	96	—	—	—	—	96

Distributions to General Partner	(220)	—	—	—	—	(220)

Distributions to partners ($1.37 per Common Unit)	(185,506)	—	(20,238)	—	—	(205,744)

Balance at September 30, 2003	$2,146,099	$512,079	$224,232	$67,955	$—	$2,950,365

Common units outstanding at September 30, 2003	135,423		14,740			150,163

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

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares of the General Partner through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code.  The General Partner is the sole general partner of the Partnership, owning 90.3% of the common Partnership interests as of September 30, 2003 (“General Partner Units”). The remaining 9.7% of the Partnership’s common interests is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

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

2.                                      Lines of Credit

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2003
	(in 000’s)			(in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$385,000
Secured Line of Credit	50,000	January 2006	LIBOR + .60%	15,004

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

The $500 million line of credit provides the Partnership with an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2003, are at LIBOR + .65% (1.77% at September 30, 2003).

3.                                      Related Party Transactions

The Partnership provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Partnership has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Partnership received fees totaling approximately $997,000 and $1.1 million for services provided to the Option Properties for the nine months ended September 30, 2003 and 2002, respectively. The Partnership believes that the fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended September 30 (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002

Basic and diluted net income available for common unitholders	$44,666	$42,807	$124,717	$147,865

Weighted average number of common units outstanding	150,373	149,810	150,163	149,267
Dilutive shares for stock based compensation plans	871	1,446	802	1,613
Weighted average number of common units and dilutive potential common units	151,244	151,256	150,965	150,880

The Series D Convertible Preferred equity was anti-dilutive for the nine months ended September 30, 2003 and 2002; therefore, no conversion to common units is included in weighted dilutive potential common units.

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

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of the

Partnership’s operating performance. Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2003 and 2002, and the assets for each of the reportable segments as of September 30, 2003 and December 31, 2002, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Revenues
Rental Operations:
Office	$106,010	$100,127	$314,776	$298,652
Industrial	68,603	69,561	209,067	206,640
Retail	1,902	1,966	5,987	5,187
Service Operations	12,453	11,573	33,056	56,458
Total Segment Revenues	188,968	183,227	562,886	566,937
Non-Segment Revenue	7,616	8,639	20,351	22,059
Consolidated Revenue from continuing operations	196,584	191,886	583,237	588,996
Discontinued Operations	533	1,874	2,944	9,189
Consolidated Revenue	$197,117	$193,740	$586,181	$598,185

Funds From Operations
Rental Operations:
Office	$69, 437	$65,944	$204,021	$200,162
Industrial	52,151	53,595	154,533	158,387
Retail	1,582	1,702	4,800	4,457
Services Operations	4,316	3,262	10,888	25,963
Total Segment FFO	127,486	124,503	374,242	388,969

Non-Segment FFO:
Interest expense	(31,469)	(29,454)	(98,764)	(84,047)
Interest income	809	929	2,680	2,684
General and administrative expense	(4,627)	(6,621)	(15,479)	(20,657)
Gain on land sales	1,383	1,321	6,293	4,412
Other expenses	(537)	(1,073)	(1,880)	(1,868)
Minority interest in earnings of subsidiaries	(296)	(247)	(768)	(883)
Joint venture FFO	11,827	12,827	32,566	34,200
Dividends on preferred units	(10,816)	(13,708)	(31,124)	(42,127)
Adjustment for redemption of preferred units	—	(645)	—	(645)
Discontinued operations	266	1,059	1,659	6,067
Consolidated FFO	94,026	88,891	269,425	286,105
Depreciation and amortization on continuing operations	(48,159)	(44,627)	(142,112)	(129,182)
Depreciation and amortization on discontinued operations	(91)	(447)	(427)	(1,704)
Share of joint venture adjustments	(4,459)	(4,484)	(14,236)	(13,282)
Earnings from depreciated property sales on continuing operations	10	3,474	6,246	4,470
Earnings from depreciated property sales on discontinued operations	3,339	—	5,821	1,458

Net Income Available for Common Unitholders	$44,666	$42,807	$124,717	$147,865

	September 30, 2003	December 31, 2002
Assets
Rental Operations:
Office	$2,812,064	$2,677,427
Industrial	2,206,407	2,144,686
Retail	70,412	71,072
Service Operations	114,996	91,399
Total Segment Assets	5,203,879	4,984,584
Non-Segment Assets	349,082	362,471
Consolidated Assets	$5,552,961	$5,347,055

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

The Partnership has classified operations of 17 buildings as discontinued operations in accordance with SFAS 144. As a result, the Partnership classified net income of $175,000 and $601,000 as net income from discontinued operations for the three months ended September 30, 2003 and 2002, respectively, and $1.2 million and $3.1 million as net income from discontinued operations for the nine months ended September 30, 2003 and 2002, respectively. In addition, eleven of the properties classified in discontinued operations were sold during the first nine months of 2003 and two properties were sold during the first nine months of 2002; therefore, the gains on disposal of these properties of $3.3 million and $11,000 for the three months ended September 30, 2003 and 2002, respectively, and $5.8 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively, are also reported in discontinued operations.

At September 30, 2003, the Partnership had 7 office, 5 retail and 4 industrial properties comprising approximately 1.3 million square feet held for sale. Of these properties, 4 build-to-suit office, 2 industrial and 1 build-to-suit retail properties were under development. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the nine months ended September 30, 2003 and 2002 is approximately $3.7 million and $2.1 million, respectively. Net book value of the properties held for sale at September 30, 2003, is approximately $84.5 million. There can be no assurance that such properties held for sale will be sold.

7.                                      Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to Partnership in exchange for additional interests in Partnership.

The following series of preferred equity are outstanding as of September 30, 2003 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series D Preferred	534	7.375%	December 31, 2003	$133,552	Yes
Series E Preferred	400	8.250%	January 20, 2004	$100,000	No
Series I Preferred	300	8.450%	February 6, 2006	$75,000	No
Series J Preferred	400	6.625%	August 25, 2008	$100,000	No

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

The General Partner closed on its sale of $100 million of Series J Preferred Equity on August 25, 2003, at a dividend rate of 6.625% and contributed all proceeds of $96.7 million to the Partnership.

8.                                      Other Matters

Reclassifications

Certain 2002 balances have been reclassified to conform to the 2003 presentation.

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

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps. The Partnership designated the aggregate $100 million swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

In February 2003, the Partnership simultaneously entered into two $25 million forward-starting interest rate swaps. The Partnership designated the aggregate $50 million swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

In July 2003, the Partnership terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statement of Operations. The swaps were terminated as a result of the Partnership’s current capital needs being met through the General Partner’s issuance of the Series J Preferred Equity in lieu of the previously contemplated issuance of debt. The Partnership currently has no swaps or other derivative instruments.

10.                               Stock Based Compensation

For all awards granted prior to 2002, the Partnership applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based compensation plans. Effective January 1, 2002, the Partnership prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$44,666	$42,807	$124,717	$147,865
Add: Stock-based employee compensation expense included in net income determined under fair value method	178	101	534	303
Deduct: Total stock based compensation expense determined under fair value method for all awards	(353)	(333)	(1,059)	(999)
Proforma Net Income	$44,491	$42,575	$124,192	$147,169

		2003	2002	2003	2002

Basic net income per share	As reported	$.30	$.29	$.83	$.99
	Pro forma	$.29	$.28	$.83	$.99

Diluted net income per share	As reported	$.30	$.28	$.83	$.98
	Pro forma	$.29	$.28	$.82	$.98

11.                               Recent Accounting Pronouncements

In July of 2003, the SEC issued a Staff Policy Statement that clarifies the application of FASB-EITF Topic D-42 (Topic D-42), “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The SEC clarified that for the purposes of applying Topic D-42 when calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. The Partnership has adopted this clarification of Topic D-42 resulting in the following changes:

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Net income available for common unitholders:
Prior to Topic D-42	$44,666	$43,452	$124,717	$148,510
Post adoption of Topic D-42	$44,666	$42,807	$124,717	$147,865
Basic net income per common unit:
Prior to Topic D-42	$0.30	$0.29	$0.83	$1.00
Post adoption of Topic D-42	$0.30	$0.29	$0.83	$0.99
Diluted net income per common unit:
Prior to Topic D-42	$0.30	$0.29	$0.83	$0.98
Post adoption of Topic D-42	$0.30	$0.28	$0.83	$0.98

12.                               Subsequent Events

Declaration of Dividends

The Board of Directors of the General Partner declared the following distributions at its October 29, 2003 regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.46	November 14, 2003	November 28, 2003
Preferred (per depositary share):
Series B	$0.99875	December 17, 2003	September 30, 2003
Series D	$0.46094	December 17, 2003	September 30, 2003
Series E	$0.51563	December 17, 2003	September 30, 2003
Series I	$0.52813	December 17, 2003	September 30, 2003
Series J	$0.44167	November 17, 2003	December 1, 2003

Issuance of Debt

In October 2003, the Partnership issued $100.0 million of unsecured debt bearing an effective interest rate of 3.63% due 2007.

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, and the related condensed consolidated statement of partners’ equity for the nine months ended September 30, 2003. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

October 29, 2003

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The General Partner and the Partnership have on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated July 24, 2003, which contains additional risk factor information.

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

Business Overview

The Partnership is a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of September 30, 2003, the Partnership:

•                 Owned or controlled 924 industrial, office and retail properties (including properties under development), consisting of approximately 110 million square feet located in 13 operating platforms; and

•                 Owned or controlled more than 3,900 acres of land with an estimated future development potential of approximately 62 million square feet of industrial, office and retail properties.

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

Same Property Performance: The Partnership tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. For the three and nine months ended September 30, 2003, net operating income from the same property portfolio decreased 4.7% and 4.6%, respectively, from the same periods in 2002. The decrease is primarily due to significant lease terminations included in the 2002 results and significant rental expenses included in the 2003 amounts resulting from the effects of a prolonged winter in many of the Partnership’s markets.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of September 30, 2003 and 2002 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2003	2002	2003	2002	2003	2002
Industrial
Service Centers	13,636	13,686	12.9%	13.2%	88.2%	87.9%

Bulk	65,700	65,304	62.0%	62.8%	89.6%	88.0%

Office	25,644	24,171	24.2%	23.2%	85.7%	85.4%

Retail	934	839.9%		.8%	98.0%	99.4%

Total	105,914	104,000	100.0%	100.0%	88.6%	87.5%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of September 30, 2003, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2003	3,205	$19,051	3%	2,687	$12,124	518	$6,927	—	$—
2004	10,902	74,278	11%	8,419	40,464	2,482	33,796	1	18
2005	13,433	93,693	14%	10,611	53,663	2,786	39,530	36	500
2006	11,045	77,480	12%	8,751	46,316	2,292	31,131	2	33
2007	10,976	76,612	12%	8,279	40,563	2,667	35,692	30	357
2008	12,502	75,619	12%	10,053	44,041	2,421	31,081	28	497
2009	8,606	53,708	8%	6,818	29,593	1,767	23,714	21	401
2010	6,875	51,594	8%	5,083	25,415	1,778	25,943	14	236
2011	3,356	31,406	5%	2,061	11,004	1,269	19,958	26	444
2012	4,342	27,475	4%	3,302	12,859	1,018	14,025	22	591
2013 and Thereafter	8,552	74,011	11%	4,838	22,843	2,978	44,761	736	6,407
Total Leased	93,794	$654,927	100%	70,902	$338,885	21,976	$306,558	916	$9,484

Total Portfolio Square Feet	105,914			79,337		25,644		933

Percent Occupied	88.56%			89.37%		85,69%		98.00%

Future Development: The Partnership expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.9 million square feet of properties under development at September 30, 2003. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return
Held For Rental:
4th Quarter 2003	299	92%	$13,342	10.2%
1st Quarter 2004	2,279	78%	79,391	9.9%
2nd Quarter 2004	444	68%	20,010	10.5%
Thereafter	193	100%	6,475	9.9%
	3,215	79%	$119,218	10.0%
Build-to-Suit for Sale:
4th Quarter 2003	51	100%	$5,561	11.1%
1st Quarter 2004	376	100%	35,912	8.7%
2nd Quarter 2004	104	100%	10,670	10.9%
Thereafter	195	100%	16,798	10.2%
	726	100%	$68,941	9.6%
Total	3,941	83%	$188,159	9.9%

Lease Renewals: The Partnership renewed 76.5% and 70.9% of leases up for renewal in the three and nine months ended September 30, 2003, totaling 2.4 million and 5.0 million square feet, respectively. This compares to renewals of 75.0% and 72.6% for the three and nine months ended September 30, 2002, totaling 2.3 million and 6.4 million square feet, respectively. Overall leasing activity has started to increase in the third quarter of 2003, but the growth in renewal rental rates continue to be lower than in prior years due to excess supply and competitive pricing.

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three and nine months ended September 30, 2003 and 2002, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002

Rental Operations revenue from continuing operations	$184,131	$180,293	$550,181	$532,538
Service Operations revenue from continuing operations	12,453	11,573	33,056	56,458
Earnings from Rental Operations	49,952	54,523	139,066	168,683
Earnings from Service Operations	4,316	3,262	10,888	25,963
Operating income	49,641	51,164	134,475	173,989
Net income available for common unitholders	$44,666	$42,807	$124,717	$147,865
Weighted average common units outstanding	150,373	149,810	150,163	149,267
Weighted average common and dilutive potential common units	151,244	151,256	150,965	150,880
Basic income per common unit:
Continuing operations	$.28	$.29	$.78	$.95
Discontinued operations	$.02	$—	$.05	$.04
Diluted income per common unit:
Continuing operations	$.28	$.28	$.78	$.94
Discontinued operations	$.02	$—	$.05	$.04

Number of in-service properties at end of period	908	904	908	904
In-service square footage at end of period	105,914	104,000	105,914	104,000
Under development square footage at end of period	3,941	3,357	3,941	3,357

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $171.9 million in 2002 to $176.8 million in 2003. The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the three months ended September 30, 2003 and 2002 (in 000’s):

	2003	2002
Office	$106,010	$100,127
Industrial	68,603	69,561
Retail	1,902	1,966
Non-segment	248	295
Total	$176,763	$171,949

The Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and are therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the three months ended September 30, 2003 and 2002. The following significant fluctuations are the primary causes of the increase in rental income from continuing operations for all three segments, with specific references to a particular segment when applicable:

•                  Straight-line rental income for the third quarter of 2003 totaled $5.5 million compared to $4.0 million in 2002 as the Partnership has increased the use of free rent concessions in 2002 and 2003 as incentives to attract quality tenants in the competitive markets. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  Throughout the last quarter of 2002 and the first nine months of 2003 the Partnership has acquired five new properties, placed sixteen development projects in service and acquired an additional seven properties through acquisitions of its joint venture partner’s interest. These acquisitions and developments are the primary factor in the overall $4.8 million increase in rental revenue for the three months ended September 30, 2003, compared to the same period in 2002. Four out of the five property acquisitions, three development projects and all of the joint venture acquisitions were office properties. These office acquisitions and developments resulted in the $5.9 million increase in office rental income.

•                  Lease termination fees totaled $1.2 million for the third quarter of 2003 compared to $6.4 million for the third quarter of 2002. The office portfolio had termination fees of $621,000 for the third quarter of 2003 compared to $4.1 million for the third quarter of 2002. In 2002, $3.2 million of the $4.1 million of termination fees was associated with a single office tenant. Lease termination fees for the industrial portfolio decreased from $2.3 million for the third quarter 2002 to $544,000 for the same period in 2003.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $8.3 million for the third quarter of 2002 to $7.4 million for the same period in 2003. This decrease is primarily the result of the Partnership recognizing $1.8 million from a gain on sale of a property in a joint venture in which the Partnership had a 50% interest in 2002. This decrease was offset by an increase in the combined occupancy of all the Partnership’s investments in unconsolidated companies to 93.31% at September 30, 2003 compared to 91.5% at September 30, 2002.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the three months ended September 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Expenses:
Office	$26,744	$24,387
Industrial	8,887	8,203
Retail	185	146
Non-segment	268	231
Total	$36,084	$32,967

	2003	2002
Real Estate Taxes:
Office	$9,830	$9,796
Industrial	7,564	7,753
Retail	135	117
Non-segment	938	1,056
Total	$18,467	$18,722

The Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the three months ended September 30, 2003 and 2002. The rental expense increases are the result of the Partnership’s increased real estate assets associated with current year developments and acquisitions.

Interest Expense

The increase in interest expense from $29.5 million for the third quarter of 2002, to $31.5 million for the same period in 2003 is attributable to the following:

•                  Interest expense on the Partnership’s unsecured debt (excluding the line of credit) increased by $2.0 million from $25.3 million for the three months ended September 30, 2002 to $27.3 million for the same period in 2003. The increase is due to the issuances of $325.0 million of unsecured debt during the first nine months of 2003, offset by the $175.0 million of unsecured debt paid off on June 30, 2003.

•                  Capitalized interest on development projects decreased from $2.1 million for the three months ended September 30, 2002, to $1.7 million for the same period in 2003 as a result of decreased development activity by the Partnership over the past twelve months in response to soft demand in many of the Partnership’s markets.

Depreciation and Amortization

Depreciation and amortization expense increased from $44.6 million during the three months ended September 30, 2002 to $48.2 million for the same period in 2003 as a result of the following trends:

•                  The basis of the Partnership held for investment property portfolio increased by approximately $239.9 million from September 30, 2002 to September 30, 2003, primarily through developments placed in-service throughout 2002 and 2003, a $50 million building acquisition in December of 2002 and $108.1 million of building acquisitions throughout 2003.

•                  Tenant improvements increased from $345.4 million at September 30, 2002 to $408.0 million at September 30, 2003 as the Partnership continues to incur capital expenditures to lease-up vacant space.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $11.6 million for the three months ended September 30, 2002, to $12.5 million for the three months ended September 30, 2003 as a result of the following significant fluctuations:

•                  Revenue from work performed as general contractor for third party construction jobs increased from $6.1 million for the three months ended September 30, 2002, to $7.7 million for the three months ended September 30, 2003. The Partnership has continued to experience an increase in volume for third party work in 2003 as businesses decide to expand existing properties or construct new buildings to take advantage of the current low interest rates and lower fees in the market place.

Service Operations expenses decreased from $8.3 million for the three months ended September 30, 2002, to $8.1 million for the three months ended September 30, 2003. For the quarter ended September 30, 2003, the Partnership experienced an increase in labor costs associated with the increase in third party construction, but this increase was offset by a decrease in taxes associated with the Partnership’s held for sale inventory.

General and Administrative Expense

General and Administrative Expense decreased from $6.6 million for the three months ended September 30, 2002 to $4.6 million for the same period in 2003. The decrease is attributable to the following:

•                  An increase in levels of construction and leasing activity for the third quarter 2003 compared to 2002, which allowed for more construction overhead costs to be applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions is comprised of the following amounts for the three months ended September 30, 2003 and 2002:

	2003	2002
Gain on sales of depreciable properties	$10	$3,474
Gain on land sales	1,383	1,321
Total	$1,393	$4,795

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

The Partnership has classified operations of seventeen buildings as discontinued operations in accordance with SFAS 144. As a result, the Partnership classified net income of $175,000 and $601,000 as net income from discontinued operations for the three months ended September 30, 2003 and 2002, respectively. In addition, two of the properties classified in discontinued operations were sold during the third quarter of 2003; therefore, the gains on disposal for these properties of $3.3 million are also reported in discontinued operations. The Partnership also reported gains of $11,000 in discontinued operations associated with the sale of two properties in 2002.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $511.6 million in 2002 to $531.9 million in 2003. The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the nine months ended September 30, 2003 and 2002 (in 000’s):

	2003	2002
Office	$314,776	$298,652
Industrial	209,067	206,640
Retail	5,987	5,187
Non-segment	2,021	1,141
Total	$531,851	$511,620

The Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the nine months ended September 30, 2003 and 2002. The following significant fluctuations are the primary causes of the increase in rental income from continuing operations for all three segments, with specific references to a particular segment when applicable:

•                  Straight line rental income for 2003 totaled approximately $17.0 million compared to $8.1 million in 2002 as the Partnership has continued the increased use of free rent concessions in 2002 and 2003 as incentives to attract quality tenants in the competitive markets. The Partnership’s office and industrial portfolios experienced a $4.1 million and $1.2 million increase in straight line rental income for the nine months ended September 30, 2003, compared to the same period in 2002. The effect of these concessions is reflected in straight line rental income over the life of the leases.

•                  Lease termination fees totaled $12.1 million in 2003 compared to $22.2 million in 2002. In 2002 the Partnership experienced a number of large individual termination fees, including the receipt of two individual termination fees totaling $9.1 million in the office portfolio. Lease termination fees from the office portfolio decreased from $18.1 million for the nine months ended September 30, 2002, compared to $10.3 million for 2003. The Partnership’s lease termination fees from the industrial portfolio also decreased from $4.0 million for September 30, 2002, to $1.7 million for September 30, 2003.

•                  During the nine months ended September 30, 2003 the Partnership recorded $4.5 million more of recoverable expense revenue compared to 2002, mainly associated with recoverable costs attributable to the harsh and prolonged winter that many of the Partnership’s markets experienced in 2003.

•                  As discussed earlier, throughout the last quarter of 2002 and the first nine months of 2003, the Partnership acquired five new properties, placed sixteen development projects in-service and acquired an additional seven properties through acquisitions of its joint venture partner’s interest. These acquisitions and developments are the primary factor in the overall $20.2 million increase in rental revenue for the nine months ended September 30, 2003, compared to 2002. Acquisitions and developments within the office portfolio created a $16.1 million increase in rental income for the nine months ended September 30, 2003, compared to the same period in 2002. The industrial portfolio rental income increased by approximately $2.4 million as a result of acquisitions and developments placed in service over the last twelve months.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $20.9 million in 2002 to $18.3 million for the same period in 2003. This decrease is the result of the Partnership recognizing $1.8 million from a gain on sale of a property in a joint venture in which the Partnership had a 50% interest in 2002. The remaining decrease is due to the Partnership purchasing its partners’ interests in seven joint ventures throughout 2002 and 2003. In addition to the seven acquisitions, the Partnership also disposed of one joint venture during the current year. Reflected in equity in earnings for the nine months ended September 30, 2003 are lease termination fees of $1.2 million compared to $584,000 for the same period in 2002.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the nine months ended September 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Expenses:
Office	$78,608	$69,225
Industrial	29,815	24,144
Retail	743	378
Non-segment	658	239
Total	$109,824	$93,986

Real Estate Taxes:
Office	$32,147	$29,265
Industrial	24,719	24,110
Retail	444	352
Non-segment	3,105	2,913
Total	$60,415	$56,640

The Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the nine months ended September 30, 2003 and 2002. The increase in rental expenses for both office and industrial is attributable to the first quarter expenses being inflated by approximately $6.5 million of snow removal costs. Many of the Partnership’s markets experienced increased amounts of snowfall and prolonged winter conditions. The remaining increases in both rental and real estate expenses for all segments are attributable to an overall increase in the Partnership’s in-service portfolio from 904 properties at September 30, 2002 to 908 at September 30, 2003, as well as normal anticipated increases in operating costs and real estate taxes.

Interest Expense

The increase in interest expense from $84.0 million to $98.8 million is attributable to the following:

•                  Interest expense on the Partnership’s unsecured debt (excluding the line of credit) increased by $10.8 million from $74.4 million for the nine months ended September 30, 2002 to $85.2 million for the same period in 2003. The increase is due to the issuances of $200.0 million of unsecured debt in the third quarter of 2002 and $325.0 million of unsecured debt during the first nine months of 2003.  The current year issuance of unsecured debt was somewhat offset by the payoff of $175.0 million of unsecured debt on June 30, 2003.

•                  Capitalized interest on development projects decreased from $10.6 million for the nine months ended September 30, 2002 to $5.0 million for the same period in 2003. This was result of decreased development activity by the Partnership over the past twelve months in response to soft demand in many of the Partnership’s markets.

•                  Interest expense on secured debt decreased by $5.3 million from 2002 to 2003 as a result of payoffs of $13.5 million for the year ended 2002 and $131.7 million during the first nine months of 2003.

•                  Interest expense on the Partnership’s unsecured line of credit increased by $2.1 million from 2002 to 2003 as a result of the increase in the average balance of the Partnership’s line of credit.  The Partnership’s line of credit balance was $385.0 million at September 30, 2003, compared to $29.0 million at September 30, 2002.

Depreciation and Amortization

Depreciation and amortization expense increased from $129.2 million during the nine months ended September 30, 2002, to $142.1 million for the same period in 2003 as a result of the following trends:

•                  The basis of the Partnership’s held for investment property portfolio increased by approximately $239.9 million from September 30, 2002, to September 30, 2003, primarily through developments placed in-service throughout 2002 and 2003, a $50 million building acquisition in December 2002 and $108.1 million of building acquisitions throughout 2003.

•                  Tenant improvements increased from $345.4 million at September 30, 2002, to $408.0 million at September 30, 2003, as the Partnership continues to incur capital expenditures to lease-up vacant space.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $56.5 million for the nine months ended September 30, 2002, to $33.1 million for the nine months ended September 30, 2003 as a result of the following significant fluctuations:

•                  Revenue from work performed as general contractor for third party construction jobs increased from $17.6 million to $20.3 million. The Partnership has experienced an increase in volume for third party work in 2003 as businesses decide to expand existing properties or construct new buildings to take advantage of the current low interest rates and lower fees in the market place.

•                  Construction and development activity income decreased as a result of a decline in activity from the Partnership’s held for sale program under which the Partnership develops properties for sale upon completion. During the first nine months of 2002, the Partnership recognized gains totaling $28.5 million on sales of eight properties developed for immediate sale compared to a gain of approximately $778,000 on a sale of a single property during the same period in 2003.

Service Operations expenses decreased from $30.5 million during the first nine months of 2002 to $22.2 million for the same period in 2003. Included in the 2002 expenses is approximately $8.5 million of income tax expense pertaining to the gains on sales of properties in the Partnership’s held for sale inventory.  After adjusting this expense item out of the 2002 expenses, there was an increase of approximately $600,000 in expenses in 2003 over 2002. This increase is the result of normal increases in salary and benefit costs.

General and Administrative Expense

General and Administrative Expense decreased from $20.7 million for the nine months ended September 30, 2002 to $15.5 million for the same period in 2003. The decrease is attributable to a combination of the following:

•                  A decrease in state and local tax expense based upon estimated reductions in taxable income in certain jurisdictions;

•                  An increase in levels of construction and leasing activity throughout 2003 which allowed for more overhead costs to be applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts for the nine months ended September 30, 2003 and 2002:

	2003	2002
Gain(loss) on sales of depreciable properties	$6,746	$4,470
Gain on land sales	6,853	4,412
Impairment adjustment	(1,060)	—
Total	$12,539	$8,882

Gain on sales of depreciable properties represents sales of previously identified held for sale rental properties prior to adoption of FASB 144. All future sales of held for investment properties will be classified as discontinued operations. The current year gain on sale of depreciable properties is associated with the sale of the Partnership’s interest in a joint venture to its partner.  Under FASB 144, sales of joint venture interest are not considered discontinued operations and are included in continuing operations.

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

The Partnership recorded a $500,000 impairment adjustment in 2003 associated with a contract to sell a property and $560,000 of impairment adjustments associated with contracts to sell parcels of land.

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

The Partnership has classified operations of seventeen buildings as discontinued operations in accordance with SFAS 144. As a result, the Partnership classified net income of $1.2 million and $3.1 million as net income from discontinued operations for the nine months ended September 30, 2003 and 2002, respectively. In addition, eleven of the properties classified in discontinued operations were sold during the first nine months of 2003; therefore, the gains on disposal for these properties of $5.8 million, are also reported in discontinued operations. The Partnership also reported gains of $2.7 million in 2002 discontinued operations associated with the sale of two properties in 2002.

Liquidity and Capital Resources

Sources of Liquidity

The Partnership expects to meet liquidity requirements over the next twelve months, including payments of distributions to unitholders as well as recurring capital expenditures relating to maintaining the Partnership’s current real estate assets, primarily through the following:

•                 working capital; and

•                 net cash provided by operating activities.

The Partnership expects to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following:

•                 issuance of additional unsecured notes or General Partner preferred equity;

•                 undistributed cash provided by operations, if any; and

•                 proceeds received from real estate dispositions.

Credit Facilities

The Partnership has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at September 30, 2003
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$385,000
Secured Line of Credit	$50,000	January 2006	LIBOR + .60%	$15,004

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit contains financial covenants that require the Partnership to meet defined levels of performance.  As of September 30, 2003, the Partnership is in compliance with all covenants pertaining to the $500 million line of credit.

Debt and Equity Securities

The Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $670.0 million of unsecured debt securities.  In addition, the Partnership has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $400.7 million of common and preferred stock. From time-to-time, the Partnership and General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants as of September 30, 2003.

In January 2003, the Partnership completed an issuance of unsecured debt totaling $175.0 million. The debt has an effective interest rate of 5.365% and is due in 2010.

In May 2003, the Partnership completed an issuance of unsecured debt totaling $150.0 million. The debt has an effective rate of 4.635% and is due in 2013.

In June 2003, the Partnership retired $175.0 million of unsecured debt.  The debt had an effective interest rate of 7.33%.

In August 2003, the General Partner closed on its sale of Series J Preferred Stock totaling $100 million at a dividend rate of 6.625% and contributed the proceeds to the Partnership.

In October 2003, the Partnership issued $100.0 million of unsecured debt. The debt has an effective rate of 3.63% and is due in 2007.

Uses of Liquidity

The Partnership’s principal uses of liquidity include the following:

•                 Property investments and recurring leasing/capital costs;

•                 Distributions to unitholders; and

•                 Long-term debt maturities:

Property Investments and Other Capital Expenditures

One of the Partnership’s principal uses of its liquidity is for the development, acquisition and recurring leasing/capital expenditures of its real estate investments.

A summary of the Partnership’s recurring capital expenditures for the nine months ended September 30, 2003 and 2002, is as follows (in thousands):

	2003	2002

Tenant improvements	$28,078	$21,221
Leasing costs	15,993	12,216
Building improvements	12,736	8,895
Totals	$56,807	$42,332

Debt Maturities

Debt outstanding at September 30, 2003, totaled $2.3 billion with a weighted average interest rate of 5.72% maturing at various dates through 2028. The Partnership had $2.1 billion of unsecured debt and approximately $196 million of secured debt outstanding at September 30, 2003. Scheduled principal amortization of such debt totaled $7.2 million for the nine months ended September 30, 2003.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at September 30, 2003 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total

2003	$1,900	$9,305	$11,205	7.79%
2004	7,967	552,001	559,968	3.52%
2005	7,825	205,980	213,805	7.21%
2006	7,409	155,189	162,598	6.37%
2007	5,933	114,615	120,548	7.07%
2008	5,021	134,028	139,049	6.31%
2009	4,802	275,000	279,802	7.38%
2010	4,193	175,000	179,193	5.39%
2011	3,463	175,000	178,463	6.94%
2012	1,978	200,000	201,978	5.85%
Thereafter	9,943	200,000	209,943	5.18%
	$60,434	$2,196,118	$2,256,552	5.72%

Historical Cash Flows

Cash and cash equivalents were $706,000 and $43.1 million at September 30, 2003 and 2002, respectively.  The following highlights significant changes in net cash associated with the Partnership’s operating, investing and financing activities:

	Nine Months Ended September 30,
	2003	2002
Net cash Provided by Operating Activities	$235.0	$477.4

Net Cash Used by Investing Activities	$(262.9)	$(208.2)

Net Cash Provided by (Used for) Financing Activities	$11.4	$(236.5)

Operating Activities

The following significant items highlight fluctuations in net cash provided by operating activities:

•                  The Partnership received $176.7 million from its build-to-suit to sell operations during the nine months ended September 30, 2002, compared to incurring net development costs of $37.2 million for the same period in 2003. In 2003, the Partnership received net proceeds of approximately $197.0 million from the sale of eight build-to-suit to sell properties compared to $5.5 million on the sale of one such property in 2003.

Investing Activities

The following significant items highlight fluctuations in net cash provided by investing activities:

•                  Dispositions of land and depreciated property provided $85.7 million in net proceeds in 2003, compared to $50.5 million in 2002.

•                  Real estate development costs decreased from $111.2 million in 2002 to $100.8 million in 2003.

•                  The Partnership acquired $108.1 million of real estate assets in 2003 compared to $36.2 million during the same period in 2002. The acquisitions in 2003 consisted of three office buildings, one industrial building and the Partnership’s partner interest in four unconsolidated properties.

•                  The Partnership paid $12.0 million when it exercised a purchase option on a ground lease during the first quarter of 2003.

•                  As discussed above under Uses of Liquidity, recurring capital expenditures for tenant improvements, lease commissions and building improvements increased from $42.3 million during the first nine months of 2002 to $56.8 million for the same period in 2003 as the Partnership incurs costs to re-lease space and improve properties.

Financing Activities

The following significant items highlight fluctuations in net cash provided by (used for) financing activities:

•                  In 2003, the Partnership issued $325.0 million of unsecured debt compared to $200.0 million of new issuances for the first nine months of 2002.

•                  In 2003, the General Partner received $96.7 million of net proceeds from the issuance of preferred shares.

•                  In 2003, the Partnership retired $175.0 million of unsecured debt that matured on June 30, 2003.

•                  In 2003, the Partnership paid off $93.3 million of secured debt, net of a $38.3 million secured debt refinancing during the first quarter, compared to $62.9 million of secured debt payoffs for the first nine months of 2002.

•                  In 2003, the Partnership has received $95.1 million of net proceeds from its line of credit compared to net payments of $94.1 million in 2002.

•                  The Partnership paid $4.7 million to an institutional warrant holder who exercised their warrants in April 2003. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the General Partner’s common stock at the exercise date.

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

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps. The Partnership designated the aggregate $100 million swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

In February 2003, the Partnership simultaneously entered into two $25 million forward-starting interest rate swaps. The Partnership designated the aggregate $50 million swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

In July 2003, the Partnership terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated as a result of the Partnership’s current capital needs being met through the sale of the General Partner’s Series J Preferred Equity in lieu of the previously contemplated issuance of debt. The Partnership currently has no swaps or other derivative instruments.

Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10% to 64% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Partnership’s balance sheet. The Partnership’s investment in unconsolidated companies represents less than 6% of the Partnership’s total assets as of September 30, 2003. This investment provides several benefits to the Partnership including increased market share and an additional source of capital to fund real estate projects.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminished predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

The following table provides a reconciliation of GAAP net income to FFO for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available for common unitholders	$44,666	$42,807	$124,717	$147,865
Add back (deduct):
Depreciation and amortization	48,250	45,074	142,539	130,886
Share of joint venture adjustments	4,459	4,484	14,236	13,282
(Earnings) from depreciable property dispositions	(3,349)	(3,474)	(12,067)	(5,928)
Funds From Operations	$94,026	$88,891	$269,425	$286,105

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This interpretation has been delayed and applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership has reviewed its investments in unconsolidated companies based on this new accounting pronouncement and does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

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

Based on the most recent evaluation, which was completed as of September 30, 2003, the chief executive officer, the chief financial officer and the chief operating officer believe that the Partnership’s disclosure controls and procedures are effective. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the completed evaluation.

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

Exhibit 31.3                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1                    Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2                    Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3                    Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

A current report was filed on Form 8-K, dated July 30, 2003, furnishing under items 9 and 12 the General Partner’s press release announcing the results of operations and financial condition of the General Partner for the three and six months ended June 30, 2003.

A current report was filed on Form 8-K, dated September 5, 2003, reporting under items 5 and 7 certain information regarding the General Partner’s business operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	Duke Realty Corporation Its General Partner

Date: November 12, 2003		/s/ Thomas L. Hefner
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