Form 10-K
period 2003-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2004-03-09
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Limited Partner Units held by non-affiliates of Registrant is $259.7 million based on the last reported sale price of the common shares of Duke Realty Corporation into which Limited Partner Units are exchangeable, on June 30, 2003.

The aggregate number of Limited Partnership Units outstanding as of February 26, 2004, was 151,972,229.

Documents Incorporated by Reference

Portions of the registrant’s General Partner’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 26, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Disclosure Controls and Procedures

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1.  Business

Risk Factors

There are certain risk factors associated with an investment of securities issued by Duke Realty Corporation (the “General Partner”) and Duke Realty Limited Partnership (the “Partnership”). Discussion of these risk factors can be found within Item 7, Management’s Discussion and Analysis, Financial Conditions and Results of Operations, of this Annual Report Form 10-K and in the Partnership’s Current Report on Form 8-K dated September 5, 2003.

Background

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “Predecessor” or the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares of the General Partner through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 90.6% of the common Partnership interest as of December 31, 2003 (“General Partner Units”). The remaining 9.4% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.  As of December 31, 2003, the Partnership owns interest in a diversified portfolio of 899 rental properties (including 15 properties totaling 2.8 million square feet under development) which encompass over 109.0 million rentable square feet and are leased by a diverse and stable base of approximately 4,100 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Partnership also owns or controls nearly 3,800 acres of unencumbered land ready for development.

The Partnership, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, build-to-suit, and other tenant-related services for approximately 300 tenants in over 8.4 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Partnership concentrates its activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. The Partnership conducts its Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”). All references to the “Partnership” in this Form 10-K Report include the Partnership and those entities owned or controlled by the Partnership, unless the context indicates otherwise.

The Partnership’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Partnership has twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri; and Tampa, Florida. The Partnership had 1,011 employees as of December 31, 2003.

Business Strategy

The Partnership’s business objective is to increase its Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Partnership’s tenants and to third-parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National

Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminished predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

As a fully integrated commercial real estate firm, the Partnership believes that its in-house leasing, management, development and construction services and the Partnership’s significant base of commercially zoned and unencumbered land in existing business parks should give the Partnership a competitive advantage in its future development activities.

The Partnership believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Partnership intends to continue its emphasis on increasing its market share and effective rents in its primary markets where it owns properties. The Partnership also expects to utilize its nearly 3,800 acres of unencumbered land and its many business relationships with nearly 4,100 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets. The Partnership believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base. In addition, the Partnership seeks to further capitalize on strong customer relationships to provide third party construction and build-for-sale services outside its primary markets.

The Partnership’s policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Partnership’s industrial and suburban office development focuses on business parks and mixed-use developments suitable for multiple projects on a single site where the Partnership can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities, which the Partnership believes will create an atmosphere that is particularly efficient and desirable. The Partnership’s retail development focuses on lifestyle, community and neighborhood centers in its existing markets and is developed primarily fro held-for-sale opportunities. As a fully integrated real estate company, the Partnership is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

All of the Partnership’s properties are located in areas that include competitive properties. Institutional investors, other REITs or local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in the Partnership’s current markets. The supply and demand of similar available rental properties may affect the rental rates the Partnership will receive on its properties.

Financing Strategy

The Partnership seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of its debt; (ii) borrowing primarily at fixed rates; (iii) generally pursuing current and future long-term debt financings and refinancing on an unsecured basis; and (iv) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Partnership to access capital markets for their long-term requirements such as debt refinancing and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Partnership has a $500 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. In addition, the Partnership pursues favorable opportunities to dispose of assets that no longer meet the Partnership’s long-term investment criteria and re-deploy the proceeds into new investments that the Partnership believes have excellent long-term growth prospects. The Partnership’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common Units and Preferred equity plus outstanding indebtedness) at December 31, 2003 was 30.8%. The Partnership’s ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2003 were 2.10x and 1.81x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income from continuing operations before earnings or losses from the sale of land and depreciable property dispositions, net of impairment adjustments. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income from continuing operations before earnings or losses from the sale of land and depreciable property dispositions, net of impairment adjustments. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and distribution requirements for preferred limited partner interest (“Preferred Units”).

Corporate Governance

As a limited partnership that has one general partner owning over 90% of the partnership interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner.  The General Partner has and continues to be a leader in issues important to investors such as disclosure and corporate governance initiatives. Summarized below are highlights of the General Partner’s Corporate Governance Initiatives.

Board Composition	General Partner’s Board is controlled by supermajority (67%+) of Independent Directors

Board Committees	General Partner’s Board Committee members are all Independent Directors

Lead Director	The Chairman of the Corporate Governance Committee serves as Lead Director of the General Partner’s Independent Directors

Board Guidelines	Code of Conduct applies to all Directors of the General Partner and Employees; waivers require the vote of the General Partner’s Independent Directors
Effective orientation program created for new Directors of the General Partner
Independence of the General Partner’s Directors is reviewed annually
Independent Directors of the General Partner meet at least quarterly in executive session
Independent Directors of the General Partner receive no compensation from the Partnership other than as Directors
Equity-based compensation plans require General Partner’s shareholder approval
Board effectiveness and performance is reviewed annually by the Corporate Governance Committee

Corporate Governance Committee conducts an annual review of the CEO succession plan
Independent Directors of the General Partner and all Board Committees may retain outside advisors, as they deem appropriate
Mandatory retirement age for Directors of the General Partner
Outstanding stock options of the General Partner may not be repriced
Directors of the General Partner are required to offer resignation upon job change
Ownership	Minimum Stock Ownership Guidelines apply to all Directors and Executive Officers of the General Partner

The General Partner’s Code of Conduct and its Corporate Governance Guidelines are available in the investor information/corporate governance section of the General Partner’s website at www.dukerealty.com.  A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Other

For additional information regarding the Partnership’s investments and operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” For additional information about the Partnership’s business segments, see Item 8, “Financial Statements and Supplementary Data.”

In addition to this Annual Report, the General Partner and the Partnership file quarterly and special reports, proxy statements and other information with the SEC. All documents that are filed with the SEC by the Partnership are available free of charge on the SEC website, which is http://www.sec.gov. You may also read and copy any document filed at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049.  Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner’s securities are listed on the New York Stock Exchange, you can read its SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Item 2.  Properties

Product Review

As of December 31, 2003, the Partnership owns an interest in a diversified portfolio of 899 commercial properties encompassing over 109.0 million net rentable square feet (including 15 properties comprising 2.8 million square feet under development) and nearly 3,800 acres of land for future development.

Industrial Properties: The Partnership owns interests in 642 industrial properties encompassing approximately 81.3 million square feet (74% of total square feet) more specifically described as follows:

•                  Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Partnership owns 425 buildings totaling 68.1 million square feet of such properties.

•                  Service Centers – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Partnership owns 217 buildings totaling 13.2 million square feet of such properties.

Office Properties:  The Partnership owns interests in 250 office buildings totaling approximately 26.9 million square feet (25% of total square feet) more specifically described as follows:

•      Suburban Office – The Partnership owns 246 suburban office buildings totaling 26.0 million square feet.

•      CBD Office – The Partnership owns four downtown office projects totaling approximately 861,000 square feet.

Retail Properties:  The Partnership owns interests in 7 retail projects totaling approximately 800,000 square feet (1% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  The Partnership owns or controls more than 3,800 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 60.0 million square feet of additional space can be developed on these sites substantially and all of the land is zoned for either office, industrial or retail development.

Service Operations:  The Partnership provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Partnership’s current property management base for third parties includes over 8.4 million square feet of properties serving approximately 300 tenants.

Property Descriptions

The following schedule represents the geographic highlights of the Partnership’s properties in its primary markets.

Duke Realty Limited Partnership

Geographic Highlights

In Service Properties as of December 31, 2003

								Annual Net Effective Rent (2)	Percent of Annual Net Effective Rent
	Square Feet (1)
	Industrial		Office				Percent of Overall
	Service Center	Bulk	Suburban	CBD	Retail	Overall
Primary Market

Atlanta	3,214,230	8,859,456	2,247,270	—	4,115	14,325,071	13.48%	80,590,375	13.66%
Indianapolis	1,608,384	17,721,945	2,726,050	161,984	82,374	22,300,737	20.99%	75,960,615	12.89%
Cincinnati	1,240,393	7,873,090	3,632,071	699,402	601,537	14,046,493	13.22%	74,036,670	12.56%
St. Louis	1,334,011	2,942,200	3,516,953	—	—	7,793,164	7.34%	67,121,068	11.39%
Columbus	82,520	4,376,427	3,231,852	—	—	7,690,799	7.24%	46,145,229	7.83%
Cleveland	60,600	3,358,888	2,173,613	—	—	5,593,101	5.27%	42,132,283	7.15%
Minneapolis	2,117,291	3,563,091	975,323	—	—	6,655,705	6.27%	41,466,448	7.04%
Raleigh	1,159,756	1,513,910	2,237,183	—	—	4,910,849	4.62%	39,990,134	6.78%
Nashville	1,285,261	3,335,928	785,634	—	—	5,406,823	5.09%	38,270,740	6.49%
Chicago	276,344	4,121,431	1,718,207	—	50,572	6,166,554	5.81%	35,514,517	6.03%
Central Florida	350,493	2,628,772	1,277,439	—	—	4,256,704	4.01%	25,574,217	4.34%
Dallas	470,754	5,337,053	152,000	—	—	5,959,807	5.61%	13,441,731	2.28%
South Florida	—	—	677,806	—	—	677,806	0.64%	8,598,504	1.46%
Other (3)	—	436,139	—	—	—	436,139	0.41%	557,914	0.09%

Total	13,200,037	66,068,330	25,351,401	861,386	738,598	106,219,752	100.00%	$589,400,445	100.00%

	12.43%	62.21%	23.87%	0.81%	0.70%	100.00%

	Occupancy %
	Industrial		Office
	Service Center	Bulk	Suburban	CBD	Retail	Overall
Primary Market

Atlanta	84.93%	84.71%	91.86%	—	100.00%	85.89%
Indianapolis	87.40%	96.57%	87.59%	94.72%	99.95%	94.81%
Cincinnati	79.94%	91.95%	87.47%	93.65%	98.21%	90.09%
St. Louis	90.48%	95.28%	88.21%	—	—	91.27%
Columbus	100.00%	71.83%	87.32%	—	—	78.64%
Cleveland	100.00%	93.45%	83.42%	—	—	89.63%
Minneapolis	88.57%	92.28%	86.90%	—	—	90.31%
Raleigh	74.00%	91.86%	81.69%	—	—	83.01%
Nashville	86.38%	89.95%	81.99%	—	—	87.95%
Chicago	89.05%	93.74%	83.02%	—	100.00%	90.60%
Central Florida	86.70%	84.38%	74.15%	—	—	81.50%
Dallas	95.09%	94.96%	100.00%	—	—	95.10%
South Florida	—	—	83.47%	—	—	83.47%
Other (3)	—	100.00%	—	—	—	100.00%

Total	85.75%	91.13%	85.90%	93.85%	98.54%	89.29%

(1)          Includes all wholly owned and joint venture projects shown at 100% as of report date.

(2)          Represents the average annual rental property revenue due from tenants in occupancy as of the date of this report, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents.  Joint Venture properties are shown at the Partnership’s ownership percentage.

(3)          Represents properties not located in the Partnership’s primary markets.  These properties are located in similar midwest or southeast markets.

Item 3.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. recently filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office. Among the defendants are the General Partner, the Partnership and Mr. Dennis Oklak, one of the General Partner’s executive officers. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. The complaint seeks aggregate damages in excess of $300 million from all of the defendants. The Partnership believes that it and Mr. Oklak have meritorious defenses to the plaintiff’s allegations and intends to vigorously defend this litigation. Due to the inherent uncertainties of the litigation process and the judicial system, the Partnership is not able to predict the outcome of this litigation. If this litigation is not resolved in the Partnership’s favor, it could have a material adverse effect on its business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE GENERAL PARTNER

Robert M. Chapman, age 50.  Mr. Chapman has served as Senior Executive Vice President, Real Estate Operations, since November 2003. From 2000 through November 2003, Mr. Chapman served as the General Partner’s Executive Vice President, Southern Region, responsible for the General Partner’s Atlanta, Orlando, Tampa, Raleigh, Nashville and Dallas property portfolios. Mr. Chapman was Executive Vice President of the Atlanta/Texas region from 1999 to 2000, and Executive Vice President of Acquisitions and Dispositions from 1997 to 1999. Before joining the General Partner in 1997, he served as Senior Vice President and Portfolio Manager for The RREEF Funds, and held positions at Gerald Hines Interests and Lincoln Property Company.

Matthew A. Cohoat, age 44. Mr. Cohoat was named Executive Vice President and Chief Financial Officer of the General Partner on January 1, 2004. From 1990 through 2003, Mr. Cohoat held various positions in the General Partner’s accounting group, most recently that of Senior Vice President and Corporate Controller. From 1982 until 1990 he was employed by Ernst & Young, LLP.

James B. Conner, age 45. Mr. Connor has served as Regional Executive Vice President for the General Partner’s Chicago Region, which includes its Chicago, Minneapolis, St. Louis and Nashville portfolios, since December 2003. Mr. Connor served as Senior Vice President responsible for the General Partner’s Chicago Operations since joining the Company in 1998. Prior to joining the General Partner, Mr. Connor held several executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area.

Howard L. Feinsand, age 56.  Mr. Feinsand has served as the General Partner’s Executive Vice President and General Counsel since 1999. Mr. Feinsand served on the General Partner’s Board of Directors from 1988 to January 2003. From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd. From 1995 until 1996, he was Managing Director of Citicorp North America, Inc.  He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc. from 1989 to 1995. From 1971 through 1989, Mr. Feinsand practiced law in New York City.

Robert D. Fessler, age 46. Mr. Fessler has served as Executive Vice President of the General Partner’s Atlanta Region, which includes its Atlanta, Raleigh, Florida and Dallas portfolios since July 2003.  Mr. Fessler was Senior Vice President of Cincinnati Operations from 2001 to July 2003, led the Cincinnati Industrial Group from 1988 through 2001 and was a leasing representative from 1987 to 1988.  Prior to joining the General Partner, Mr. Fessler worked for the Trammell Crow Company and General Electric Company.

John W. Guinee III, age 48. Mr. Guinee has served as Executive Vice President and Chief Investment Officer of the General Partner since February 2003. From 1997 through 2001, Mr. Guinee was Executive Vice President and the Chief Investment Officer of Charles E. Smith Residential Realty. From 1985 through 1997, he was Managing Director of LaSalle Advisors (Alex. Brown Kleinwort Benson prior to a merger). From 1982 through 1985, Mr. Guinee was a development manager with Gerald D. Hines Interests in San Francisco.

Thomas L. Hefner, age 57.  Mr. Hefner has served as Chief Executive Officer of the General Partner since 1993 and as its Chairman since 1998.  Mr. Hefner has served as a Director of the General Partner since 1993.

Steven R. Kennedy, age 47. Mr. Kennedy was named Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served the General Partner in various capacities in the construction group, most recently as Senior Vice President.  Prior to joining the General Partner, Mr. Kennedy was employed as a project manager for Charles Pankow Builders, Inc., a West Coast-based design-build and general contractor.

Dennis D. Oklak, age 50.  Mr. Oklak was named President and Chief Operating Officer of the General Partner in January 2003. He had been Co-Chief Operating Officer of the General Partner since April 2002.  Mr. Oklak joined the General Partner in 1986 as Tax Manager and was later named Controller of the General Partner’s development companies before being named Vice President and Treasurer. In that position, he served as the Chief Accounting Officer with responsibility for financial reporting in public offerings of securities; assisting the vice presidents of each business unit with deal structuring; and supervising all financial aspects of the General Partner. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer of the General Partner in 1997 and supervised accounting, tax, information technology, human resources and tenant services.

Christopher L. Seger, age 36. Mr. Seger was appointed Executive Vice President, National Development/Construction of the General Partner in December 2003. From 2001 to 2003, Mr. Seger was Senior Vice President of the General Partner’s Florida Group, with responsibility for its office and industrial portfolio in Central and South Florida.  From 1999 to 2001, Mr. Seger was Senior Vice President of the General Partner’s Indiana Office Group; and from 1993 to 1999 served in the General Partner’s Acquisitions and Leasing groups.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Common Units.  The following table sets forth the cash distributions paid during each quarter.  As of February 26, 2004 there were 175 record holders of Common Units.

Quarter Ended	2003 Distributions per Common Unit	2002 Distributions per Common Unit

December 31	$.460	$.455
September 30.460		.455
June 30.455		.450
March 31.455		.450

On January 28, 2004, the Partnership declared a quarterly cash distribution of $.46 per Common Unit, payable on February 27, 2004, to Common Unitholders of record on February 12, 2004.

Item 6.  Selected Consolidated Financial Data

The following sets forth selected consolidated financial and operating information on a historical basis for the Partnership for each of the years in the five-year period ended December 31, 2003. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per units amounts):

	2003	2002	2001	2000	1999
Results of Operations:
Revenues:
Rental Operations	$730,437	$698,107	$701,014	$693,983	$523,929
Service Operations	58,496	67,860	80,459	82,799	54,031
Total Revenues from Continuing Operations	$788,933	$765,967	$781,473	$776,782	$577,960

Net Income Available for Common Units	$179,587	$171,601	$259,892	$245,029	$159,447

Per Unit Data :
Basic Income per Common Unit:
Continuing Operations	$1.09	$1.11	$1.71	$1.66	$1.30
Discontinued Operations	.11	.04	.05	.02	.03
Diluted Income per Common Unit:
Continuing Operations	1.08	1.10	1.69	1.64	1.29
Discontinued Operations	.11	.04	.05	.02	.03
Dividends paid per Common Unit	1.83	1.81	1.76	1.64	1.46
Weighted Average Common Units Outstanding	150,280	149,423	147,961	145,906	119,467
Weighted Average Common and Dilutive Potential Common Units	151,141	150,839	151,710	147,441	120,511

Balance Sheet Data (at December 31):

Total Assets	$5,558,711	$5,347,055	$5,330,246	$5,461,233	$5,487,284
Total Debt	2,335,536	2,106,285	1,814,856	1,973,215	2,113,476
Total Preferred Equity	511,785	415,466	583,419	689,216	690,340
Total Partners’ Equity	2,878,320	2,919,843	3,179,232	3,147,598	3,101,989
Total Common Unit’s Outstanding	150,628	149,907	148,438	146,911	144,803

Other Data:
Funds From Operations (1)	$372,519	$358,871	$388,355	$365,129	$267,243
Cash Flow Provided by (Used by):
Operating activities	$368,088	$568,973	$348,680	$363,610	$316,286
Investing activities	(319,579)	(337,247)	93,488	(11,972)	(740,847)
Financing activities	(52,943)	(225,050)	(470,915)	(330,952)	436,449

(1) Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminished predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. As a REIT subsidiary, the Partnership’s management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The Partnership has on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated September 5, 2003, with additional risk factor information.

The words “believe,” “estimate,” “expect,” “anticipate” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by our forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Partnership’s control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on the Partnership’s business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The Partnership undertakes no obligation to update or revise any of its forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

As of December 31, 2003, the Partnership:

•                  Owned or jointly controlled 899 industrial, office and retail properties (including properties under development), consisting of over 109.0 million square feet primarily located in 10 states; and

•                  Owned or jointly controlled approximately 3,800 acres of land with an estimated future development potential of more than 60.0 million square feet of industrial, office and retail properties.

The Partnership provides the following services for its properties and for certain properties owned by third parties:

•                  leasing;

•                  management;

•                  construction;

•                  development; and

•                  other tenant-related services.

The Partnership’s operating results depend primarily upon rental income from its office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Partnership considers critical for future revenue growth (all square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures):

Same Property Performance: The Partnership tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. In 2003, net operating income from the same property portfolio decreased by 3.5% from 2002, compared to .3% growth in 2002 over 2001. The current year decline is a result of a decrease of $8.8 million in same property lease termination fees compared to 2002. In addition to the decrease in lease termination fees, the Partnership increased the use of free rent concessions in 2003 as an incentive to attract quality tenants.

Occupancy Analysis: The ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth information regarding the Partnership’s in-service portfolio of rental properties as of December 31, 2003 and 2002 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2003	2002	2003	2002	2003	2002
Industrial
Service Centers	13,200	13,758	12.4%	13.0%	85.8%	87.4%
Bulk	66,068	66,021	62.2%	62.8%	91.1%	87.1%
Office	26,213	24,578	24.7%	23.4%	86.2%	86.5%
Retail	739	839.7%		0.8%	98.5%	98.5%
Total	106,220	105,196	100.0%	100.0%	89.3%	87.1%

The overall increase in occupancy for 2003 was the result of increased activity primarily in the bulk industrial product, fewer lease terminations through lease buyouts and fewer tenant bankruptcies. An improving economy coupled with increased business spending and aggressive leasing led to the overall occupancy increase. The current year decrease in Service Centers’ occupancy was mainly the result of a tenant terminating 241,000 square feet through a lease buyout in December 2003 in exchange for a termination payment of $3.0 million.

Lease Expiration and Renewals: The Partnership’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Partnership’s in-service lease expiration schedule as of December 31, 2003, by product type. The table indicates square footage and annualized net effective rents (based on December 2003 rental revenue) under expiring leases (in thousands):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Dollars	%	Square Feet	Dollars	Square Feet	Dollars	Square Feet	Dollars

2004	11,717	$77,603	11%	9,092	$41,621	2,625	$35,982	—	$—
2005	13,124	91,409	14%	10,289	50,825	2,799	40,084	36	500
2006	10,827	76,367	12%	8,507	44,545	2,318	31,789	2	33
2007	11,192	77,080	12%	8,490	41,276	2,677	35,527	25	277
2008	13,122	79,650	12%	10,538	46,383	2,563	32,904	21	363
2009	8,797	58,830	9%	6,727	31,021	2,050	27,421	20	388
2010	6,956	52,659	8%	5,053	25,392	1,889	27,031	14	236
2011	3,783	32,904	5%	2,461	12,290	1,306	20,369	16	245
2012	4,597	28,389	4%	3,547	13,655	1,043	14,401	7	333
2013	3,725	38,629	6%	1,673	7,888	1,989	29,826	63	915
2014 and Thereafter	7,002	44,952	7%	5,151	21,266	1,327	20,150	524	3,536
	94,842	$658,472	100%	71,528	$336,162	22,586	$315,484	728	$6,826

Total Portfolio Square Feet	106,220			79,269			26,212		739

Percent Occupied	89.3%			90.2%			86.2%		98.5%

The Partnership renewed 72.3% of its leases up for renewal in 2003, totaling 8.1 million square feet on which it attained a 1.4% growth in net effective rents. The relatively flat growth in rental rates is indicative of excess vacancies in many of the Partnership’s markets requiring competitive pricing strategies to retain current tenants.

The average term of renewals decreased to 3.5 years in 2003, from 4.4 years in 2002. The Partnership is currently renewing tenants for shorter terms in anticipation of better market rates for future renewal periods.

The Partnership’s lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate despite the relatively weak market conditions. The Partnership does not currently expect its renewal percentage in 2004 to significantly differ from that experienced in 2003.

Future Development: Another source of growth in earnings for the Partnership is the development of additional rental properties. The Partnership had approximately 2.8 million square feet of properties under development at December 31, 2003 with total projected costs of approximately $160.3 million. The total projected costs of properties under development at December 31, 2002 was $195.0 million. The lower volume reflects the relative slowdown in business expansion in response to the overall weakened economy, and the Partnership’s plan to limit the development of speculative properties until activity increases.

The properties under development are expected to provide future Rental Operations growth as they are placed in service or, for those properties that are being developed for sale, earnings through Service Operations upon their eventual sale. A summary of the properties under development as of December 31, 2003, follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held for Rental:

1st Quarter 2004	1,485	64%	$59,738	9.9%
2nd Quarter 2004	225	36%	16,257	11.0%
3rd Quarter 2004	200	53%	11,997	9.9%
Thereafter	193	100%	6,475	9.9%
	2,103	63%	$94,467	10.1%
Held-for-sale:

1st Quarter 2004	422	100%	$37,110	9.0%
2nd Quarter 2004	26	100%	2,567	11.6%
3rd Quarter 2004	262	100%	26,143	10.1%
Thereafter	—	—	—	—
	710	100%	$65,820	9.5%

Total	2,813	73%	$160,287	9.9%

Acquisition and Disposition Activity:The Partnership has an active capital recycling program based upon a strategy to dispose of non-strategic assets and utilize the proceeds to fund new development and acquisitions of more desirable properties. Through this program, the Partnership is continually improving the overall quality of its investment portfolio. During 2000 and 2001, the Partnership disposed of over $1 billion of properties, which generated substantially greater proceeds than were required to fund new development and acquisitions. The excess proceeds were utilized to pay down Partnership debt, which has reduced the Partnership’s debt-to-total market capitalization ratio to a conservative 30.8% at December 31, 2003.

Dispositions of held-for-rental properties slowed in 2003 and 2002, totaling $126 million and $41 million, respectively, as the slower business climate limited reinvestment opportunities. The disposition proceeds were used to partially fund 2003 and 2002 acquisitions of $232 million and $114 million, respectively. The Partnership will continue to pursue both disposition and acquisition opportunities that arise in 2004. While management expects the volume of acquisitions to exceed dispositions, management cannot predict when or if these opportunities will arise.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. As a REIT subsidiary, the Partnership’s management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the years ended December 31 (in thousands):

	2003	2002	2001

Net income available for common units	$179,587	$171,601	$259,892
Add back (deduct):
Depreciation and amortization	196,234	175,621	159,714
Share of adjustments for unconsolidated companies	18,839	17,598	14,177
Loss (Earnings) from depreciated property sales	(22,141)	(5,949)	(45,428)
Funds From Operations	$372,519	$358,871	$388,355

Funds From Operations for 2002 and 2001 have been restated to include the effects of the Partnership’s adoption of the SEC’s July 31, 2003 Staff Policy Statement that clarifies the application of FASB-EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” See discussion of Restatement of Net Income below. Additionally, the Partnership has restated 2002 and 2001 FFO through the adoption of recent guidance from the SEC requiring the inclusion of impairment adjustments in the calculation of FFO.

Results of Operations

A summary of the Partnership’s operating results and property statistics for each of the years in the three-year period ended December 31, 2003, follows (in thousands, except number of properties and per unit amounts):

	2003	2002	2001
Rental Operations revenues	$730,437	$698,107	$701,014
Service Operations revenues	58,496	67,860	80,459
Earnings from Rental Operations	185,043	216,650	250,902
Earnings from Service Operations	21,118	29,520	35,115
Operating income	184,819	221,466	270,478
Net income available for common units	179,587	171,601	259,892
Weighted average common units outstanding	150,280	149,423	147,961
Weighted average common and dilutive potential common units	151,141	150,839	151,710
Basic income per common unit:
Continuing operations	$1.09	$1.11	$1.71
Discontinued operations	$.11	$.04	$.05
Diluted income per common unit:
Continuing operations	$1.08	$1.10	$1.69
Discontinued operations	.11	.04	.05
Number of in-service properties at end of year	884	910	888
In-service square footage at end of year	106,220	105,196	102,982
Under development square footage at end of year	2,813	3,058	4,701

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Rental Income from Continuing Operations

Rental income from continuing operations increased from $670.9 million in 2002 to $706.7 million in 2003.  The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Office	$421,660	$395,542
Industrial	273,307	264,572
Retail	7,999	6,885
Other	3,783	3,928
Total	$706,749	$670,927

Although the Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. For example, the Partnership’s retail segment experienced high occupancies and strong overall performance during 2003, while the Partnership’s office and industrial segments reflected the weaker economic environment for those property types. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  During 2003, in-service occupancy improved from 87.1% at the end of 2002 to 89.3% at the end of 2003. The second half of 2003 was highlighted by a significant increase in the industrial portfolio occupancy of 2.1% along with a slight increase in office portfolio occupancy of .9%. Increased occupancy continues to be management’s primary focus for 2004.

•                  Lease termination fees totaled $27.4 million in 2002 compared to $17.2 million in 2003. Most of this decrease was attributable to the office segment, which recognized $21.1 million of termination fees in 2002 as compared to $11.8 million in 2003. Lease termination fees relate to specific tenants that pay a fee to terminate their lease obligations before the end of the contractual lease term. The high volume of termination fees in 2002 was reflective of the contraction of the business of large office users during that year and their desire to downsize their use of office space. The decrease in termination fees for 2003 was indicative of an improving economy and a more stable financial position of the Partnership’s tenants. Although there is no way to predict the amount of future lease termination fees, management believes that the amount of these fees will continue to decline in 2004.

•                  During the year ended 2003, the Partnership acquired $232 million of properties totaling 2.1 million square feet. The acquisitions were primarily Class A office buildings in existing markets with overall occupancy near 90%. Revenues associated with these acquisitions totaled $10.2 million in 2003.  In addition, revenues from 2002 acquisitions totaled $15.8 million in 2003 compared to $4.8 million in 2002. This significant increase is primarily due to a large office acquisition that closed at the end of December 2002.

•                  Developments placed in-service in 2003 provided revenues of $6.6 million, while revenues associated with developments placed in-service in 2002 totaled $13.7 million in 2003 compared to $4.7 million in 2002.

•                  Proceeds from dispositions of held for rental properties totaled $126.1 million in 2003, compared to $40.9 million in 2002. These properties generated revenue of $12.5 million in 2003 versus $19.6 million in 2002.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents the Partnership’s share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development. These earnings decreased from $27.2 million in 2002 to $23.6 million in 2003.  This decrease is a result of the following significant activity:

•                  In 2002, a $1.8 million gain was recognized on a property that was developed and sold upon completion to a third party.

•                  In 2003, the Partnership’s total investment in joint ventures decreased. This decrease was the result of the Partnership acquiring its partner’s interest in three joint ventures, selling its interest in two and one venture being dissolved in the current year. While the number of joint ventures decreased, the joint ventures’ occupancy increased from 93.2% to 94.0% in 2003.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the years ended December 31, 2003 and 2002 (in 000’s):

	2003	2002
Rental Expenses:
Office	$104,447	$92,401
Industrial	36,954	30,252
Retail	926	494
Other	1,689	1,394
Total	$144,016	$124,541

Real Estate Taxes:
Office	$43,049	$38,608
Industrial	31,123	29,206
Retail	477	445
Other	4,128	3,044
Total	$78,777	$71,303

The increased rental and real estate tax expenses for 2003, as compared to 2002, was the result of the Partnership’s increase in average in-service square fee and occupancy.  These increases resulted from the Partnership’s acquisition activities and developments placed in service in 2003.

Interest Expense

The Partnership’s interest expense increased from $114.7 million in 2002 to $129.1 million in 2003.  Although the Partnership benefited from significantly lower interest rates during the year, interest expense increased because of increased borrowings during the year and a decrease in the amount of interest that was capitalized. The increased borrowings reflected the funding of the Partnership’s developments during the year and the excess of properties acquired over those disposed. Interest capitalized for 2003 was significantly lower than 2002 as development activity for 2003 was substantially slower than prior years. Development starts for 2003 totaled only $108 million compared to approximately $225 million for 2002. Other significant factors impacting interest expense for 2003 are summarized as follows (in thousands):

•                  The Partnership continued to replace secured debt financing with unsecured debt, and paid off over $120 million of secured loans throughout 2003. The payoffs included secured loans due in 2003 and those due in 2004 and beyond for which the Partnership was able to take advantage of expired or negotiated lower pre-payment penalties and utilize lower financing costs from unsecured debt offerings or the unsecured line of credit.

•                  Approximately $425 million of new unsecured debt was issued in 2003. The Partnership issued $175 million of seven-year debt in January 2003 at an effective interest rate of 5.37%, $150 million of ten-year debt in May 2003 at an effective interest rate of 4.64% and $100 million of four-year debt in November 2003 at an effective interest rate of 3.63%. The Partnership retired $175 million of debt in June 2003 that had an effective interest rate of 7.33%.

•                  The Partnership utilized its $500 million unsecured line of credit more heavily in 2003 than it did during 2002 in order to take advantage of the historically low borrowing costs. The balance on the line of credit was $351 million at December 31, 2003 compared to $281 million at December 31, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense for 2003 increased by over $22.5 million compared to 2002 because of an increase in tenant improvements and leasing costs. As discussed earlier, the Partnership experienced higher overall occupancy and more acquisition activity in 2003, which resulted in increased capital expenditures for tenant improvements and deferred lease commissions as well as increases in held for investment property basis. The following highlights the significant changes in depreciable and amortizable property during 2003:

•                  The basis of the held for investment property portfolio increased by $166 million as a result of the Partnership’s development and acquisition activity.

•                  The Partnership incurred tenant improvement costs of $91.3 million in 2003.

•                  The Partnership incurred lease commissions of $41.6 million in 2003.

Also contributing to the increased expense in 2003 was the effect of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), on acquisitions. This accounting pronouncement requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (generally 3-5 years) as compared to the building basis portion of the acquisition, which is depreciated over 40 years. The amortization associated with the acquired lease intangible assets recorded on 2003 acquisitions totaled $4.2 million.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. The following highlights the significant components of revenues in Service Operations:

•                  The Partnership experienced more than a 2% decrease in its overall gross profit margin percentage in its general contractor business in 2003 because of more competitive pricing in many of its markets.  However, despite this decrease, the Partnership was able to increase its net general contractor revenues from $21.9 million in 2002 to $26.8 million in 2003 because of a significant increase in volume. This volume increase was attributable to the low cost of financing available to businesses, thereby making it more attractive for them to own instead of lease facilities. The Partnership has a substantial backlog of $175.6 million for third party work as of December 31, 2003 that will carry into 2004.

•                  Property management, maintenance and leasing fee revenues have remained fairly constant between 2002 and 2003 as the number of properties managed by the Partnership has not changed significantly.

•                  Construction management and development activity income represents construction and development fees earned on projects where the Partnership acts as the construction manager along with profits from the Partnership’s held-for-sale program under which the Partnership develops a property with the intent to sell upon completion. The decrease in revenues from $29.4 million in 2002 to $15.5 million in 2003 is primarily due to fewer properties being sold in 2003 from the held-for-sale program. During 2002, the Partnership sold eight held-for-sale properties for a pre-tax gain of $28.2 million compared to the sale of four properties in 2003 for a pre-tax gain of $15.4 million in 2003. Profit margins on held-for-sale transactions fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and the nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses decreased from $38.3 million in 2002 to $37.4 million in 2003.  Included in these amounts are income taxes which decreased to $5.7 million in 2003 from $8.4 million in 2002 primarily as a result of lower income from the disposition of held-for-sale properties. Other Service Operations expenses increased by approximately $2.0 million in 2003 over 2002. This increase was driven primarily from the costs associated with increased third party construction volume.

General and Administrative Expense

General and administrative expense decreased from $24.7 million in 2002 to $21.3 million for the year ended December 31, 2003. The decrease is primarily attributable to an increase in construction volume for third party projects resulting in a greater allocation of overhead to Service Operations operating expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts in 2003 and 2002:

	2003	2002

Gain on sales of depreciable properties	$0	$4,491
Gain on sale of joint venture interests	8,639	0
Gain on land sales	7,695	4,478
Impairment adjustment	(560)	(6,629)

Total	$15,774	$2,340

Gain on sales of depreciable properties represent sales of previously held for investment rental properties which did not qualify to be classified as discontinued operations under SFAS 144 (see discussion under Discontinued Operations below). There were no such sales in 2003.

In 2003, the Partnership sold its interests in two joint ventures that owned and operated depreciable investment property. The Partnership owned 50% of each of these joint ventures.

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

The Partnership recorded $560,000 of impairment charges on three land parcels that were sold in 2003. The Partnership has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made as of December 31, 2003. The $6.6 million adjustment recorded in 2002 was associated with four properties determined to be impaired.

Other revenue and expenses is comprised primarily of the write-off of contract development costs for abandoned development projects and gains on terminations of interest rate swaps. In 2003, the Partnership recorded contract development expenses of $1.0 million compared to $1.2 million in 2002. The Partnership accumulates costs of potential projects as an asset until such time as the costs are capitalized into a new project or expensed for a failed project.

In 2003, the Partnership terminated four forward starting interest rate swap agreements for a net gain of $643,000. The swap agreements were entered into as hedges for future anticipated debt issuances. These agreements were terminated as a result of the Partnership’s capital needs being met through the General Partner’s issuance of the Series J Preferred Stock in lieu of the contemplated debt issuances and the contribution of the net proceeds of such offering to the Partnership in return for the issuance of Series J Preferred Units. In 2002, a $1.4 million gain was recognized in connection with a swap that did not qualify for hedge accounting. The Partnership has no swaps or other derivative instruments outstanding at December 31, 2003. See discussion of the Partnership’s use of derivative instruments in the footnotes to the financial statements.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property that has either been disposed or is classified as held-for-sale, unless certain conditions are met.

At December 31, 2003, the Partnership classified the results of operations and gains or losses of 45 buildings as discontinued operations. Of these buildings, 2 were sold in 2002 and 42 were sold in 2003.  Impairment charges of $500,000 were recognized in 2003 relating to a single property that was sold in 2003.  As a result of the sale, these charges were classified in discontinued operations for 2003.  One property is owned at December 31, 2003, and is under contract to sell in 2004. Impairment charges totaling $2.7 million that were recognized in 2002 have been reclassed to discontinued operations as the properties to which they pertain were sold in 2003. Beginning in 2002, results of operations and any gains or losses on all sales of depreciable properties are classified in discontinued operations.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Rental Income from Continuing Operations

Rental income from continuing operations increased from $669.6 million in 2001 to $670.9 million in 2002.  The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001
Office	$395,542	$374,805
Industrial	264,572	272,891
Retail	6,885	18,165
Other	3,928	3,762
Total	$670,927	$669,623

The following significant fluctuations are the primary causes of the increase in rental income from continuing operations for all three segments, with specific references to a particular segment when applicable:

•                  Throughout 2002, in-service occupancy decreased from 88.6% at the end of 2001 to 87.1% at the end of 2002.  The decline was the result of the weakened economy and its effect on business in the Partnership’s markets. These markets experienced a shortage of demand compared to the supply of office and industrial space resulting from downsizing of leased space for existing tenants, the lack of new business growth, and the tendency of existing businesses to hold off on growth plans until the economy improves.

•                  Lease termination fees totaled $27.4 million in 2002 compared to $17.9 million in 2001. In 2002, there were significant individual termination fees received, particularly in the office portfolio, where $21.1 million of termination fees were recognized compared to $12.1 million in 2001. This trend was consistent with the continuing decline in occupancy for office space in many of the Partnership’s markets.

•                  In August of 2001, the Partnership sold 21 properties or approximately 75% of its retail portfolio. As a result of this sale, the Partnership had eight months of operations associated with these properties in 2001.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $31.4 million in 2001 to $27.2 million for 2002 as a result of the following:

•                  The Partnership’s share of lease termination fees for 2001 was approximately $2.1 million, compared to approximately $658,000 in 2002.

•                  During 2002, a 50% joint venture had increased interest expense of approximately $900,000 as a result of $71.0 million in debt issued during the second quarter of 2001.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the years ended December 31, 2002 and 2001 (in 000’s):

	2002	2001
Rental Expenses:
Office	$92,401	$86,782
Industrial	30,252	28,214
Retail	494	1,619
Other	1,394	1,797
Total	$124,541	$118,412

Real Estate Taxes:
Office	$38,608	$33,893
Industrial	29,206	29,520
Retail	445	1,553
Other	3,044	3,281
Total	$71,303	$68,247

The Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry. The increased rental and real estate tax expense were the result of the Partnership’s increased real estate assets associated with current year developments and acquisitions.

Depreciation and Amortization

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

Interest Expense

The $5.2 million increase in interest expense is attributable to the following:

•                  Interest capitalized on development projects decreased from $25.9 million in 2001 to $13.5 million in 2002 because of decreased development activity by the Partnership in response to soft demand in most of the Partnership’s markets.

•                  Interest expense on corporate unsecured debt increased from $98.7 million in 2001 to $100.8 million in 2002. The Partnership issued $150 million of ten-year unsecured debt in August 2002 at an effective interest rate of 5.88% and $50 million of ten-year unsecured debt in September 2002 at an effective interest rate of 5.45%. Also in 2002, the Partnership paid off $50 million of debt that matured in September, which had an effective rate of 7.31%.

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

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $80.5 million for the year ended December 31, 2001, to $67.9 million for the year ended December 31, 2002. The prolonged effect of the slow economy has been the primary factor in the overall decrease in revenues. The Partnership experienced a decrease of $12.7 million in net general contractor revenues because of a decrease in the volume of construction in 2002, compared to 2001, as well as slightly lower profit margins.

Property management, maintenance and leasing fee revenues decreased from $22.8 million in 2001 to $14.3 million in 2002 primarily because of a decrease in landscaping maintenance revenue resulting from the sale of the landscaping operations in the third quarter of 2001.

Construction management and development activity income represents construction and development fees earned on projects where the Partnership acts as the construction manager along with profits from the Partnership’s held-for-sale program under which the Partnership develops a property for sale upon completion. The increase in revenues of $10.3 million was 2002 is primarily due to an increase in volume of the sale of properties from the held-for-sale program.

Service Operations expenses decreased from $45.3 million in 2001 to $38.3 million in 2002. The decrease was attributable to the decrease in construction and development activity and the reduced overhead costs as a result of the sale of the landscape business in 2001.

General and Administrative Expense

General and Administrative Expense increased from $15.5 million in 2001 to $24.7 million for the year ended December 31, 2002. The Partnership was successful in reducing total operating and administration costs; however, reduced construction and development activities resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects or charged to Service Operations.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, was comprised of the following amounts in 2002 and 2001:

	2002	2001

Gain on sales of depreciable properties	$4,491	$45,428
Gain on land sales	4,478	5,080
Impairment adjustment	(6,629)	(4,800)

Total	$2,430	$45,708

Gain on sales of depreciable properties represent sales of previously held for investment rental properties. Beginning in 2000 and continuing into 2001, the Partnership pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. In 2002, the Partnership significantly reduced the amount of its property sales.

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

Restatement of Net Income

In July of 2003, the SEC issued a Staff Policy Statement that clarified the application of FASB-EITF Topic D-42 (Topic D-42), “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Equity.” Under Topic D-42, the difference between the amounts paid to the holders of preferred equity upon redemption and the carrying amount of the preferred equity on the issuer’s balance sheet must be subtracted from net income when computing earnings per share. The Staff Policy Statement clarified that, in computing the reduction in net income, the carrying amount of the preferred equity should be reduced by the issuance costs of the preferred equity. As a result of this clarification, the Partnership’s net income per unit was restated for 2002 and 2001. The impact of this restatement is summarized as follows:

	Twelve Months Ended December 31,
	2002	2001
Net income available for common unitholders:
Prior to Topic D-42	179,746	$262,430
Post adoption of Topic D-42	171,601	$259,892

Basic net income per common unit:
Prior to Topic D-42	$1.20	$1.77
Post adoption of Topic D-42	$1.15	$1.76

Diluted net income per common unit:
Prior to Topic D-42	$1.19	$1.75
Post adoption of Topic D-42	$1.14	$1.74

Critical Accounting Policies

The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Partnership’s estimates, judgments and assumptions are continually evaluated based upon available information and experience. Note 1 to the Consolidated Financial Statements includes further discussion of the Partnership’s significant accounting policies.

The Partnership’s management has assessed the accounting policies used in the preparation of its financial statements and discussed them with the General Partner’s Audit Committee and independent auditors. The following accounting policies are considered critical based upon materiality to the financial statements, degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:

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

Within the Rental Operations of the Partnership, direct and indirect costs are capitalized under the guidelines of SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”), and interest costs are capitalized under the guidelines of SFAS 34, “Capitalization of Interest Cost” (“SFAS 34”). The Partnership capitalizes these project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. The Partnership believes the completion of the building shell is the proper basis for determining substantial completion and that this basis is the most widely accepted standard in the real estate industry. The interest rate used to capitalize costs is based upon the Partnership’s average borrowing rate on existing debt.

In addition, the Partnership capitalizes costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. The Partnership ceases capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains a 90% occupancy. The Partnership follows guidelines in SFAS 34 and SFAS

67 in determining the capitalization of project costs during the lease-up period of a property and believes that this treatment is consistent with real estate industry standards for project cost capitalization.

All direct construction and development costs associated with the development of a new property are capitalized. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. A portion of the Partnership’s indirect costs associated with its construction/ development and leasing efforts are capitalized. In assessing the amount of indirect costs to be capitalized, the Partnership first allocates payroll costs, on a department-by-department basis, among activities for which capitalization is warranted (i.e., construction, development and leasing) and those for which capitalization is not warranted (e.g., property management, maintenance, acquisitions and dispositions and general corporate functions). To the extent the employees of a department split their time between capitalizable and non-capitalizable activities, the allocations are made based on estimates of the actual amount of time spent in each activity. Once the payroll costs are allocated, the non-payroll costs of each department are allocated among the capitalizable and non-capitalizable activities in the same proportion as payroll costs. The capitalized cost pool does not include any costs allocable to its executive officers.

To ensure that an appropriate amount of costs are capitalized, the amount of capitalized costs that are allocated to a specific project are limited to amounts using standards developed by the Partnership. These standards consist of a percentage of the total development costs of a project and a percentage of the total gross lease amount payable under a specific lease. These standards are derived after considering both the amount of costs that would need to be paid by the Partnership if the services were performed by third parties, and the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects or leasing activities are not capitalized by the Partnership.

Impairment of Real Estate Investments: The Partnership evaluates its real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. The Partnership utilizes the guidelines established under SFAS 144 to determine if impairment conditions exist. Under SFAS 144, the Partnership reviews the expected undiscounted cash flows of each property in its held for rental portfolio to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Partnership assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and the anticipated cash flows may not ultimately be achieved.

Real estate assets to be disposed of are reported at the lower of their carrying value amount or the fair value less estimated cost to sell.

Acquisition of Real Estate Property. The Partnership treats each material property acquisition as a “business” within the scope of SFAS 141. In accordance with that statement, the Partnership allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair value.

The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in–place leases, the value of in-place leases and the value of customer relationships.

•                  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in deferred leasing and other costs in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

•                  The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values, based upon management’s assessment of their respective values. These intangible assets are included in deferred leasing and other costs in the balance sheet and are depreciated over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Valuation of Receivables: The Partnership is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Partnership performs in-house credit review and analysis on major existing tenants and all significant leases before they are executed. The Partnership has established the following procedures and policies to evaluate the collectibility of outstanding receivables and record allowances:

•                  The Partnership maintains a tenant “watch list” containing a list of significant tenants for which the payment of receivables and future rent may be at risk. Various factors such as late rent payments, lease or debt instrument defaults, and indications of a deteriorating financial position are considered when determining whether to include a tenant on the watch list.

•                  As a matter of policy, the Partnership reserves the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days.

•                  Straight-line rent receivables for any tenant on the watch list or any other tenant identified as a potential long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary. In addition, a general reserve for straight-line rent receivables is provided in an amount equal to 1% to 2% of the outstanding balance.

Revenue Recognition on Construction Contracts: The Partnership recognizes income on construction contracts where the Partnership serves as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of the Partnership’s estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon the Partnership’s estimates of the percentage of completion of the construction contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. This revenue recognition method involves inherent risks relating to profit and cost estimates with those risks reduced through approval and monitoring processes.

With regards to critical accounting policies, management has discussed the following with the Audit Committee of the General Partner’s Board of Directors:

•                  Criteria for identifying and selecting;

•                  Methodology in applying; and

•                  Impact on the financial statements.

The Audit Committee of the General Partner has reviewed the critical accounting policies identified by the Partnership.

Liquidity and Capital Resources

Sources of Liquidity

The Partnership expects to meet its liquidity requirements over the next twelve months, including payments of distributions to unitholders as well as recurring capital expenditures relating to maintaining the Partnership’s current real estate assets, primarily through the following:

•                  working capital; and

•      net cash provided by operating activities

Although the Partnership historically has not used any other sources of funds to pay for recurring capital expenditures on its current real estate investments, the use of borrowings or property disposition proceeds may be needed to fund such expenditures during periods of high leasing volume. This situation could arise in 2004 if the Partnership experiences a significant increase in its occupancy.

The Partnership expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, preferred equity redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily from the following sources:

•      issuance of additional unsecured notes;

•      issuance of additional General Partner preferred equity;

•      undistributed cash provided by operating activities, if any; and

•      proceeds received from real estate dispositions.

Rental Operations

The Partnership believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Partnership believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. The Partnership is subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, management believes that these risks are mitigated by the Partnership’s strong market presence in most of its locations and the fact that the Partnership performs in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

The Partnership had the following line of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at December 31, 2003
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$351,000

The line of credit is used to fund development activities to acquire additional rental properties and to provide working capital.

In January 2004, the Partnership renewed the unsecured line of credit, extending the maturity date to January 2007 and lowering the interest rate from LIBOR + .65% to LIBOR + .60%.

The line of credit contains financial covenants that require the Partnership to meet defined levels of performance. As of December 31, 2003, the Partnership is in compliance with all such covenants and expects to remain in compliance for the foreseeable future.

Debt and Equity Securities

The Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $670 million of unsecured debt securities as of December 31, 2003.  In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $400.7 million of common and preferred stock as of December 31, 2003. From time-to-time, the Partnership and the General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants and expects to remain in compliance for the foreseeable future.

In January 2004, the Partnership completed a $125 million unsecured debt offering at an effective interest rate of 3.4%, due January 2008.

Sale of Real Estate Assets

The Partnership utilizes sales of real estate assets as an additional source of liquidity. During 2000 and 2001, the Partnership engaged in a capital-recycling program that resulted in sales of over $1 billion of real estate assets. In 2002 and 2003, volume was substantially reduced as capital needs were met through other sources and the slower business climate provided fewer opportunities to profitably reinvest sale proceeds. The Partnership continues to pursue opportunities to sell real estate assets when beneficial to the long-term strategy of the Partnership.

Uses of Liquidity

The Partnership’s principal uses of liquidity include the following:

•                  Property investments;

•                  Recurring leasing/capital costs;

•                  Distributions to unitholders;

•      Long-term debt maturities; and

•      Other contractual obligations.

Property Investments

The Partnership evaluates development and acquisition opportunities based upon market outlook, supply, and long-term growth potential.

Recurring expenditures

A summary of the Partnership’s recurring capital expenditures is as follows for the year ended December 31,  (in thousands):

	2003	2002	2001

Tenant improvements	$35,972	$28,011	$18,416
Leasing costs	20,932	17,975	13,845
Building improvements	19,544	13,373	10,873
Totals	$76,448	$59,359	$43,134

Dividends and Distributions

In order to qualify as a REIT for federal income tax purposes, the General Partner must currently distribute at least 90% of its taxable income to its shareholders. The Partnership paid distributions per Common Unit of $1.83, $1.81 and $1.76 for the years ended December 31, 2003, 2002 and 2001, respectively. The Partnership expects to continue to distribute taxable earnings at least to the extent necessary for the General Partner to maintain its REIT status. However, distributions are declared at the discretion of the General Partner’s Board of Directors and are subject to actual cash available for distribution, the Partnership’s financial condition, capital requirements and such other factors as the General Partner’s Board of Directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2003, totaled $2.3 billion with a weighted average interest rate of 5.65% maturing at various dates through 2028. The Partnership had $2.1 billion of unsecured debt and $208.6 million of secured debt outstanding at December 31, 2003. Scheduled principal amortization of such debt totaled $9.0 million for the year ended December 31, 2003.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at December 31, 2003, including the $351 million outstanding on the unsecured line of credit in 2007 maturities to reflect the January 2004 renewal (in thousands):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments

2004	$8,064	$166,834	$174,898	7.37%
2005	7,749	205,980	213,729	7.21%
2006	7,326	180,186	187,512	6.00%
2007	5,842	565,615	571,457	3.21%
2008	4,922	134,028	138,950	6.31%
2009	4,694	275,000	279,694	7.38%
2010	4,076	175,000	179,076	5.38%
2011	3,334	175,000	178,334	6.94%
2012	1,944	200,000	201,944	5.85%
2013	1,581	150,000	151,581	4.62%
Thereafter	8,361	50,000	58,361	6.64%
	$57,893	$2,277,643	$2,335,536	5.65%

Historical Cash Flows

A comparison of the Partnership’s historical cash flows for 2003, 2002 and 2001 is as follows (in millions):

	Years Ended December 31,
	2003	2002	2001
Net cash provided by Operating Activities	$368.1	$569.0	$348.7

Net Cash Provided (Used) by Investing Activities	(319.6)	(337.2)	93.5

Net Cash Used for Financing Activities	(52.9)	(225.1)	(470.9)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal, operational requirements.  The receipt of rental income from Rental Operations continues to provide the primary source of revenues and operating cash flows for the Partnership. However, in 2002, as explained in more detail below, the Partnership had a large number of sales of buildings developed with the intent to sell, resulting in a significant source of operational cash flows and revenues in 2002 compared to 2001 and 2003. While the Partnership continues to pursue these opportunities, revenues from rental operations will continue to be the primary source of revenue of the Partnership. Management continues to focus on increasing occupancy as its primary objective for 2004.

•                  The Partnership sold eight build-for-sale properties in 2002 generating sales proceeds of $196.9 million. In contrast, four properties were sold in 2003 with gross proceeds of $50.1 million, and eleven properties were sold in 2001 with gross proceeds of $102.2 million.

•                  The Partnership has a backlog of build-for-sale buildings as of December 31, 2003, with projected project costs of $65.8 million that it anticipates selling throughout 2004.

Investing Activities

Investing activities are one of the primary uses of the Partnership’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs decreased from $251.4 million in 2001 and $158.1 million in 2002 to $129.2 million in 2003. This trend is reflective of the weakened economy and excess supply over demand in many of the Partnership’s markets. New developments, particularly speculative office, have been limited by management in an effort to focus on lease-ups of existing properties in most markets.

•                  Acquisitions of real estate have increased significantly since 2001 as the Partnership continues to view acquisitions in current markets as sources for growth opportunities.

•                  Recurring costs for tenant improvements, lease commissions and building improvements have also continued to increase over the past three years in direct relation to the re-leasing of vacant space. As occupancy fell to a low in 2001, management focused its attention over the past two years on improving and re-letting its existing spaces. Towards the latter half of 2003, occupancy improved in the Partnership’s in-service portfolio. Management anticipates these costs to remain high in 2004 as occupancy trends upward, but occupancy trends are not predictable.

•                  Proceeds from property sales increased in 2003 over 2002 as the Partnership again looked to dispose of non-strategic assets. The Partnership experienced significant sales in 2000 and 2001 as efforts were made to de-leverage the balance sheet in anticipation of a slowed economy in 2001 and 2002. This strategy has created a low debt to market capitalization for the Partnership as of the end of 2003. Sales of property will continue to be utilized as part of the Partnership’s capital recycling program to fund acquisitions and new development.

Financing Activities

The Partnership increased its borrowings under both its unsecured line of credit and in the public debt markets as a source of capital over the past two years. In order to enhance its flexibility with respect to its properties, the Partnership has continued to replace secured debt with unsecured debt. The low leverage resulting from the large volume of property dispositions in 2000 and 2001 provided the Partnership with the opportunity to borrow funds at very attractive rates. Highlights of significant financing activities are as follows:

•                  The Partnership received $425.0 million in proceeds from unsecured debt offerings in 2003 and repaid $135.5 million of secured debt in accordance with the strategy outlined above. The Partnership has obtained very low coupon rates on its newly issued debt and has staggered the maturity dates over the next 10 years, with no single year having disproportionate maturities.

•                  Borrowings on the unsecured line of credit have increased since 2001 as the Partnership has taken advantage of lower interest rates and excess capacity to fund development, acquisition and working capital needs. The Partnership renewed its unsecured line in January 2004, extending the due date to 2007 and lowering the interest rate from LIBOR + .65% to LIBOR + .60%.

Credit Ratings

The General Partner and the Partnership are currently assigned investment grade corporate credit ratings on its senior unsecured notes from Fitch Ratings, Moody’s Investor Service and Standard and Poor’s Ratings Group. Currently, Fitch and Standard and Poor’s have assigned a rating of BBB+ and Moody’s Investors has assigned a rating of Baa1 to the senior notes. These ratings could change based upon, among other things, the Partnership’s results of operations and financial condition.

The General Partner and the Partnership also have received investment grade credit ratings from the same rating agencies on its preferred stock.  Fitch and Standard and Poor’s have assigned a Preferred Stock rating of BBB and Moody’s Investors has assigned a Preferred Stock rating of Baa2. These ratings could change based upon, among other things, the Partnership’s results of operations and financial condition.

Financial Instruments

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The fair value of the swaps was a liability of $2.1 million as of December 31, 2002, and was recorded in other liabilities in the accompanying balance sheet.

In February 2003, the Partnership simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. All four swaps qualified for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”); therefore, changes in fair value were recorded in other comprehensive income.

In July 2003, the Partnership terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because the Partnership’s capital needs were met through the issuance of the General Partner’s Series J Preferred Stock in lieu of the previously contemplated issuance of debt. The proceeds of the Series J Preferred Stock were contributed to the Partnership.

In July 2001, the Partnership terminated three interest rate swaps that were tied to an $85 million unsecured term loan. The swaps qualified for hedge accounting under SFAS 133. The cost to terminate the swaps was $548,000, which was recorded as interest expense.

In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of five joint ventures in its consolidated financial statements. These joint ventures are partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests was approximately $4.3 million as compared to the minority interest liability recorded on the Partnership’s books for these joint ventures of $1.2 million.

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10 – 64% in unconsolidated joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Partnership’s balance sheet.

The Partnership’s investment in unconsolidated companies represents less than 6% of the Partnership’s total assets as of December 31, 2003. These investments provide several benefits to the Partnership including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following tables presents summarized financial information for the unconsolidated companies for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

	Dugan Realty, LLC		Dugan Texas, LLC		Dugan Office, LLC		Other Industrial and Office Joint Ventures		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Land, buildings and tenant improvements, net	$727,411	$739,372	$209,602	$214,796	$91,170	$94,718	$145,049	$183,140	$1,173,232	$1,232,026
Land held for development	17,663	18,763	12,710	9,148	4,293	4,294	16,662	6,643	51,328	38,848
Other assets	29,213	26,372	16,535	17,427	2,934	4,654	13,514	19,137	62,196	67,590
	$774,287	$784,507	$238,847	$241,371	$98,397	$103,666	$175,225	$208,920	$1,286,756	$1,338,464

Property indebtedness	$409,349	$408,305	$16,035	$17,200	$69,160	$69,936	$83,188	$84,452	$577,732	$579,893
Other liabilities	18,232	17,533	9,342	7,851	3,460	3,790	10,657	22,883	41,691	52,057
	427,581	425,838	25,377	25,051	72,620	73,726	93,845	107,335	619,423	631,950
Owner’s equity	346,706	358,669	213,470	216,320	25,777	29,940	81,380	101,585	667,333	706,514
	$774,287	$784,507	$238,847	$241,371	$98,397	$103,666	$175,225	$208,920	$1,286,756	$1,338,464

Rental income	$97,150	$94,176	$28,248	$26,636	$18,202	$17,280	$26,627	$31,591	$170,227	$169,683

Net income	$23,397	$28,164	$12,688	$13,308	$1.536	$1,660	$3,444	$7,881	$41,065	$51,013

Total square feet	22,761	22,757	5,808	5,878	652	648	4,465	5,452	33,686	34,735

Percent leased	94.8%	94.1%	95.0%	95.3%	87.4%	95.3%	89.4%	87.2%	94.0%	93.2%

Company ownership percentage	50.0%	50.0%	50.0%	50.0%	50.0%	50.0%	10.0% - 64.0%	10.0%- 64.0%

Off Balance Sheet Arrangements

The Partnership does not have any relationships with unconsolidated entities or financial partnerships, such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of December 31, 2003, the Partnership is subject to certain contractual payment obligations as described in the schedule below (in thousands):

	Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$1,984,536	$174,898	$213,729	$187,512	$220,458	$138,950	$1,048,989
Line of credit (2)	351,000	—	—	—	351,000	—	—
Share of mortgage debt of unconsolidated joint ventures (3)	278,732	29,246	65,214	5,627	45,920	985	131,740
Capital leases	2,003	501	501	501	500	—	—
Ground leases	5,657	344	344	355	359	359	3,896
Development and construction backlog costs (4)	196,553	196,553	—	—	—	—	—
Future land acquisitions (5)	13,816	13,816	—	—	—	—	—
Other (6)	5,531	996	943	713	540	327	2,012
Total Contractual Obligations	$2,837,828	$416,354	$280,731	$194,708	$618,777	$140,621	$1,186,637

(1)          This long term debt consists of both secured and unsecured debt.

(2)          In January 2004, the maturity of the Partnership’s line-of-credit was extended to 2007.

(3)          The Partnership has guaranteed $92.0 million of the total $278.7 million Partnership share of unconsolidated joint venture debt.

(4)          Estimated remaining costs on the completion of held-for-rental, held-for-sale and third-party construction projects.

(5)          These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions. If the Partnership were to terminate these contracts, the Partnership would forfeit its total escrow amount of $100,000 and would have no further contractual obligations.

(6)          This amount consists of operating leases and infrastructure development commitments.

Related Party Transactions

The Partnership provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Partnership had an option to acquire the executive officers’ interests in these properties. Two of these properties, the Bank One Towers office buildings in Cincinnati, Ohio, were acquired in August 2003 at a price of $45.5 million. The terms of this acquisition were reviewed and approved by the independent members of the General Partner’s Board of Directors. The options on the remaining properties expired in October 2003, as the independent members of the General Partner’s Board of Directors determined that it was not in the best interests of the Partnership to exercise the options.

The Partnership received fees totaling $1.2 million, $1.4 million and $1.7 million in 2003, 2002 and 2001, respectively, for services provided to these properties. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

The Partnership provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Partnership has equity interests. For the years ended December 31, 2003, 2002 and 2001, respectively, the Partnership received management fees of $4.9 million, $4.9 million and $4.7 million, leasing fees of $2.3 million, $2.5 million and $2.8 million and construction and development fees of $1.4 million, $4.5 million and $5.2 million from these unconsolidated companies. These fees were charged at market rates and the Partnership eliminates its ownership percentage of these fees in the consolidated financials.

In 2002, the Partnership received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy, Inc. William Cavanaugh III is President and Chief Executive Officer of Progress Energy, Inc. and a member of the General Partner’s Board of Directors. The General Partner’s independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

The Partnership has other related party transactions that are insignificant and are at terms that management considers to be arm’s-length and equal to those negotiated with independent parties.

Commitments and Contingencies

The Partnership has the following commitments and contingencies in addition to those previously disclosed:

In 1998 and 1999, certain members of management and the General Partner’s Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans from financial institutions. As of December 31, 2003, the outstanding balance on these loans was $11.7 million as some participants have exited the program and repaid their principal balance. These loans were secured by common shares with a fair market value of $18.2 million purchased through this program and owned by the remaining plan participants at December 31, 2003. As a condition of the financing agreement with the financial institution, the Partnership guaranteed the repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Partnership will be required to satisfy these guarantees.

In October 2000, the Partnership sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Partnership has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Partnership received $363.9 million of proceeds. The joint venture partially financed this transaction with $350 million of secured mortgage debt, the repayment of which was directly or indirectly guaranteed by the Partnership. The guarantee associated with $260 million of such debt expired in December 2003 without the Partnership being required to satisfy the guarantee. The remaining $90 million of such debt is still guaranteed by the Partnership. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to the Partnership in exchange for common stock of the Partnership or cash (at the option of the Partnership), subject to certain timing and other restrictions. As a result of this put option, the Partnership deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability.

The Partnership has guaranteed the repayment of $3.5 million of economic development bonds issued by the City of Carmel, Indiana. The Partnership will be required to make payments under its guarantee to the extent that incremental taxes from one of its office park developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that the Partnership will be required to make any significant payments in satisfaction of this guarantee.

The Partnership has also guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one its unconsolidated joint ventures. Management believes that the value of the real estate exceeds the loan balance and that the Partnership will not be required to satisfy this guarantee.

The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $13.8 million. The acquisitions are scheduled to close periodically through 2004 and will be paid for by cash.

The Partnership renewed all of its major insurance policies in 2003. These policies include coverage for acts of terrorism for its properties. The Partnership believes that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on the Partnership’s liquidity, financial position, or results of operations.

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. recently filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office. Among the defendants are the General Partner, the Partnership and Mr. Dennis Oklak, one of the General Partner’s executive officers. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. The complaint seeks aggregate damages in excess of $300 million from all of the defendants. The Partnership believes that it has meritorious defenses to the plaintiff’s allegations and intends to vigorously defend this litigation. Due to the inherent uncertainties of the litigation process and the judicial system, the Partnership is not able to predict the outcome of this litigation. If this litigation is not resolved in the Partnership’s favor, it could have a material adverse effect on its business, financial condition and results of operations.

The Partnership is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Partnership’s consolidated financial statements or results of operations.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003.  For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Partnership does not own interests in special purpose entities and management does not believe that the adoption of Interpretation 46 will have a material impact on the Partnership’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt borrowings. The Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed rate secured debt	$23,924	$12,760	$46,491	$19,490	$38,094	$12,701	$153,460	$167,586
Weighted average interest rate	7.97%	7.03%	7.21%	7.65%	5.25%	7.86%

Variable rate Treasury based secured debt	$711	$741	$40,781	$811	$856	$11,289	$55,189	$55,189
Weighted average interest rate	1.18%	1.18%	2.89%	1.17%	1.16%	1.09%

Unsecured notes	$150,264	$200,227	$100,240	$200,156	$100,000	$1,025,000	$1,775,887	$1,943,222
Weighted average interest rate	7.30%	7.24%	6.72%	5.31%	6.76%	6.27%

Unsecured line of credit	$—	$—	$—	$351,000	$—	$—	$351,000	$351,000
Weighted average interest rate	N/A	N/A	N/A	1.77%	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. As a result, the Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership’s hedging strategies at that time, and interest rates.

The Partnership’s unsecured line of credit was renewed in January 2004 with the maturity date being extended to January 2007.  The table above reflects the 2007 maturity date.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 9A. Disclosure Controls and Procedures

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

Based on the most recent evaluation, which was completed as of December 31, 2003, the General Partner’s chief executive officer, chief operating officer and chief financial officer believe that the disclosure controls and procedures are effective. There have been no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date the evaluation was completed.

Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not have any directors or officers. The information required by Item 10 for Directors and Certain Executive Officers is contained in a definitive proxy statement for the General Partner, which herein is incorporated by reference.

Item 11.  Executive Compensation

The information required by Item 11 is contained in a definitive proxy statement for the General Partner, which herein is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12 is contained in a definitive proxy statement for the General Partner, which herein is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is contained in a definitive proxy statement for the General Partner, which herein is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is contained in a definitive proxy statement for the General Partner, which herein is incorporated by reference.

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

4.1

Third Restated Articles of Incorporation of the Partnership, incorporated by reference from Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2003.

4.2	Third Amended and Restated Bylaws of the Partnership, incorporated by reference from Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

4.3	Amendment to the Third Restated Articles of Incorporation, incorporated by reference from Exhibit 3 of the Partnership’s Current Report on Form 8-K dated August 25, 2003.

4.4	Amendment to the Third Restated Articles of Incorporation, incorporated by reference from Exhibit 3 of the Partnership’s Current Report on Form 8-K dated February 13, 2004.

4.5	Indenture between DRLP and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed September 22, 1995.

4.6	First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed September 22, 1995.

4.7	Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed July 12, 1996.

4.8	Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed May 20, 1997.

4.9	Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Partnership’s Form S-4 Registration Statement No. 333-77645 dated May 4, 1999 (Merger Registration Statement).

4.10	Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed June 1, 1998.

4.11	Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed February 12, 1999.

4.12	Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed June 29, 1999.

4.13	Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed November 15, 1999.

4.14	Ninth supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed March 2, 2001.

4.15	Tenth supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed August 13, 2002.

4.16	Eleventh supplement to Indenture, incorporated by reference to Exhibit 4 to the Partnership’s Current Report on Form 8-K filed August 26, 2002.

4.17	Twelfth supplement to Indenture, incorporated by reference to Exhibit 4 to Partnership’s Current Report on Form 8-K filed January 16, 2002.

4.18	Thirteenth Supplement to Indenture, incorporated by Reference to Exhibit 4 to Partnership’s Current Report on Form 8-K filed May 22, 2003.

4.19	Fourteenth Supplement to Indenture, incorporated by Reference to Exhibit 4 to Partnership’s Current Report on Form 8-K filed October 24, 2003.

4.20	Fifteenth Supplement to Indenture, incorporated by Reference to Exhibit 4 to Partnership’s Current Report on Form 8-K filed January 9, 2004.

4.21	Sixteenth Supplement to Indenture, incorporated by Reference to Exhibit 4 to Partnership’s Current Report on Form 8-K filed January 23, 2004.

10.1	Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 4.1 to DRLP’s Current Report on Form 8-K filed July 16, 1999.

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.3 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.4

Third Amendment To Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), incorporated herein by reference to Exhibit 10.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.7

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.8

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.9

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.10

Promissory Note of the Services Partnership, incorporated herein by reference to Exhibit 10.3 to the Partnership’s Form S-2 Registration Statement No. 33-64038 filed June 8, 1993 (the “1993 Registration Statement”).

10.11	Services Partnership 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.#

10.12	Amendment One to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.13	Amendment Two to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.#

10.14

Amendment Three to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.14 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.#

10.15

Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”), incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.16	Management Agreement relating to the Excluded Properties, incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.17	Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.18	1995 Key Employee Stock Option Plan of the Partnership, incorporated herein by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1995.#

10.19

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.20

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.21

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.22

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.23

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.24

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.25

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.26

Amended and Restated Dividend Increase Unit Plan of the Services Partnership incorporated by reference from Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.27

Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.28

Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.29

Amendment Three to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.#

10.30	1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.31

Amendment One to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.29 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.32

Amendment Two to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.33

Amendment Three to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.31 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.34

Amendment Four to the 1995 Shareholder Value Plan of Services Partnership, incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.35	1998 Duke Realty Severance Pay Plan, incorporated herein by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.#

10.36	1999 Directors’ Stock Option and Dividend Increase Unit Plan, incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.37	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.38

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.39

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.40	2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Proposal 2 of the partnership’s 2001 Proxy filed March 13, 2001.

10.41

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.42

Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

10.43

Fourth Amended and Restated Revolving Credit Agreement dated January 22, 2004, among the Partnership, as borrower, Duke Realty Corporation as General Partner and Guarantor, and Bank One as Administrative Agent and Lender incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed January 22, 2004.*

11.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.	List of the Partnership’s Subsidiaries.*

23.	Consent of KPMG LLP.*

24.	Executed powers of attorney of certain directors.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Selected Quarterly Financial Information.*

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

(b)           Reports on Form 8-K

A current report was filed on Form 8-K, dated January 22, 2004, reporting under items 5 and 7 the execution of a new $500 million revolving line of credit.

A current report was filed on Form 8-K, dated January 16, 2004, setting forth under item 5 the issuance of $125,000,000 aggregate principal amount of Notes due in 2008 at 3.35%.

(c)           Exhibits

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of Regulation S-K or listed under “Exhibits” in Part IV, Item 14(a)(3) of Form 10-K, which are incorporated herein by reference.

(d)           Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 14(a)(2) of this Form 10-K, and is incorporated herein by reference.

Independent Auditors’ Report

The Partners

Duke Realty Limited Partnership:

We have audited the consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and partners’ equity for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana

January 28, 2004

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(in thousands, except per unit amounts)

	2003	2002
ASSETS

Real estate investments:
Land and improvements	$641,544	$608,995
Buildings and tenant improvements	4,452,624	4,237,360
Construction in progress	119,441	85,756
Investments in unconsolidated companies	295,837	315,589
Land held for development	314,446	326,250
	5,823,892	5,573,950
Accumulated depreciation	(677,357)	(555,858)

Net real estate investments	5,146,535	5,018,092

Cash and cash equivalents	12,695	17,129
Accounts receivable, net of allowance of $2,430 and $2,008	16,215	15,415
Straight-line rent receivable, net of allowance of $1,240 and $2,491	71,049	52,062
Receivables on construction contracts	44,905	23,181
Deferred financing costs, net of accumulated amortization of $10,703 and $15,390	13,358	11,431
Deferred leasing and other costs, net of accumulated amortization of $67,317 and $50,543	158,562	112,772
Escrow deposits and other assets	95,392	96,973
	$5,558,711	$5,347,055
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$208,649	$299,147
Unsecured notes	1,775,887	1,526,138
Unsecured lines of credit	351,000	281,000
	2,335,536	2,106,285

Construction payables and amounts due subcontractors	60,789	43,232
Accounts payable	2,268	548
Accrued expenses:
Real estate taxes	52,955	51,472
Interest	33,259	27,374
Other	49,029	52,485
Other liabilities	107,321	106,893
Tenant security deposits and prepaid rents	37,975	33,710
Total liabilities	2,679,132	2,421,999

Minority interest	1,259	5,213

Partners’ equity:
General Partner
Common equity	2,153,844	2,203,060
Preferred equity (liquidation preference of ($540,507)	511,785	415,466
	2,665,629	2,618,526
Limited Partners’ common equity	212,691	235,473
Limited Partners’ preferred equity	—	67,955
Accumulated other comprehensive income	—	(2,111)
Total Partners’ equity	2,878,320	2,919,843
	$5,558,711	$5,347,055

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per unit amounts)

	2003	2002	2001
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$706,749	$670,927	$669,623
Equity in earnings of unconsolidated companies	23,688	27,180	31,391
	730,437	698,107	701,014
Operating expenses:
Rental expenses	144,016	124,541	118,412
Real estate taxes	78,777	71,303	68,247
Interest expense	129,160	114,675	109,544
Depreciation and amortization	193,441	170,938	153,909
	545,394	481,457	450,112
Earnings from continuing rental operations	185,043	216,650	250,902

SERVICE OPERATIONS:
Revenues:
General contractor gross revenue	286,689	194,439	264,455
General contractor costs	(259,930)	(172,559)	(229,845)
Net general contractor revenue	26,759	21,880	34,610

Property management, maintenance and leasing fees	14,731	14,301	22,824
Construction management and development activity income	15,486	29,428	19,142
Other income	1,520	2,251	3,883
Total revenue	58,496	67,860	80,459

Operating expenses	37,378	38,340	45,344

Earnings from service operations	21,118	29,520	35,115

General and administrative expense	(21,342)	(24,704)	(15,539)

Operating income	184,819	221,466	270,478

OTHER INCOME (EXPENSE):
Interest income	3,590	3,783	5,037
Earnings from sale of land and depreciable property dispositions, net of impairment adjustment	15,774	2,340	45,708
Other revenue (expense)	(734)	182	(2,582)
Other minority interest in earnings of subsidiaries	(586)	(1,093)	(2,411)
Income from continuing operations	202,863	226,678	316,230

Discontinued operations:
Net income from discontinued operations	2,947	5,698	7,050
Gain on sale of discontinued operations, net of impairment adjustment	13,002	(17)	—
Income from discontinued operations	15,949	5,681	7,050

Net income	218,812	232,359	323,280
Dividends on preferred units	(39,225)	(52,613)	(60,850)
Adjustment for redemption of preferred units	—	(8,145)	(2,538)
Net income available for common unitholders	$179,587	$171,601	$259,892

Basic net income per common units:
Continuing operations	$1.09	$1.11	$1.71
Discontinued operations	.11	.04	.05
Total	$1.20	$1.15	$1.76
Diluted net income per common units:
Continuing operations	$1.08	$1.10	$1.69
Discontinued operations	.11	.04	.05
Total	$1.19	$1.14	$1.74

Weighted average number of common units outstanding	150,280	149,423	147,961
Weighted average number of common and dilutive potential common units	151,141	150,839	151,710

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$218,812	$232,359	$323,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	168,959	154,565	138,723
Amortization of deferred leasing and other costs	27,275	21,056	20,991
Amortization of deferred financing costs	3,626	3,725	4,589
Minority interest in earnings	586	1,093	2,411
Straight-line rent adjustment	(22,387)	(12,500)	(12,593)
Earnings from land and depreciated property sales	(28,776)	(1,048)	(45,708)
Build-to-suit operations, net	(20,899)	168,199	(79,912)
Construction contracts, net	(3,210)	(11,656)	9,651
Other accrued revenues and expenses, net	15,319	8,605	(10,908)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	8,783	4,575	(1,844)
Net cash provided by operating activities	368,088	568,973	348,680

Cash flows from investing activities:
Development of real estate investments	(129,199)	(158,131)	(251,405)
Acquisition of real estate investments	(201,819)	(98,062)	(13,927)
Acquisition of land held for development and infrastructure costs	(32,944)	(27,182)	(92,203)
Recurring tenant improvements	(35,972)	(28,011)	(18,416)
Recurring leasing costs	(20,932)	(17,975)	(13,845)
Recurring building improvements	(19,544)	(13,373)	(10,873)
Other deferred leasing costs	(17,167)	(18,219)	(10,621)
Other deferred costs and other assets	(24,412)	(17,350)	3,223
Tax deferred exchange escrow, net	—	—	27,260
Proceeds from land and depreciated property sales, net	167,891	52,186	436,113
Capital distributions from unconsolidated companies	—	—	59,249
Advances to unconsolidated companies	(5,481)	(11,130)	(21,067)
Net cash provided (used) by investing activities	(319,579)	(337,247)	93,488

Cash flows from financing activities:
Contribution from General Partner, common units	14,026	22,651	36,483
Contribution from General Partner, preferred units	96,700	—	72,210
Payments for exercise of warrants	(4,692)	—	—
Proceeds from indebtedness	425,000	200,000	175,000
Payments on unsecured debt	(175,000)	—	—
Proceeds from debt refinancing	38,340	—	—
Proceeds from issuance of secured debt	40,000	—	—
Payments for redemption of preferred units	(65,020)	(202,953)	(75,018)
Payments on indebtedness including principal amortization	(143,542)	(71,953)	(223,578)
Borrowings (payments) on lines of credit, net	46,105	157,305	(125,067)
Distributions to common unitholders	(275,282)	(271,659)	(262,237)
Distributions to preferred unitholders	(42,180)	(54,613)	(61,418)
Distributions to minority interest	(1,531)	(565)	(2,023)
Deferred financing costs	(5,867)	(3,263)	(5,267)
Net cash provided by financing activities	(52,943)	(225,050)	(470,915)

Net increase (decrease) in cash and cash equivalents	(4,434)	6,676	(28,747)

Cash and cash equivalents at beginning of year	17,129	10,453	39,200
Cash and cash equivalents at end of year	$12,695	$17,129	$10,453
Other non-cash items:
Assumption of debt for real estate acquisitions	$—	$9,566	$16,403
Contributions of property to unconsolidated companies	$5,009	$—	$4,501
Conversion of Limited Partner Units to common shares of General Partner	$9,984	$13,226	$4,259
Issuance of Limited Partner Units for real estate acquisitions	$3,187	$4,686	$3,787
Transfer of debt in sale of depreciated property	$—	$2,432	$16,000
Redemption of Limited Partner Units for depreciated property	$—	$—	$13,445
Acquisition of partners’ interest in unconsolidated companies	$20,630	$12,149	$18,049

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Partners’ Equity

(in thousands, except per unit data)

	General Partner		Limited Partners’ Common Equity	Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Common Equity	Preferred Equity

Balance at December 31, 2000	2,128,138	586,261	330,244	102,955	—	3,147,598
Comprehensive income:
Net income	229,399	53,010	32,463	8,408	—	323,280
Distributions to preferred unitholders	—	(53,010)	—	(8,408)	—	(61,418)
Transition adjustment resulting from adoption of FASB No. 133	—	—	—	—	398	398
Gains (losses) on derivative instruments	—	—	—	—	(1,138)	(1,138)
Settlement of derivative instrument	—	—	—	—	548	548
Comprehensive income available for common unitholders						261,670
Capital contribution from General Partner	37,845	72,210	—	—	—	110,055
Acquisition of partnership interest for common stock of General Partner	36,351	—	(32,092)	—	—	4,259
Acquisition of partnership interest for real estate investments	—	—	(13,445)	—	—	(13,445)
Acquisition of property in exchange for Limited Partner Units	—	—	3,787	—	—	3,787
Redemption of Series A Preferred units	—	(75,018)	—	—	—	(75,018)
Conversion of Series D Preferred units to common units	34	(34)	—	—	—	—
Retirement of common units	(437)	—	—	—	—	(437)
Distributions to partners ($1.76 per Common Unit)	(228,039)	—	(34,198)	—	—	(262,237)
Balance at December 31, 2001	$2,203,291	$583,419	$286,759	$102,955	$(192)	$3,176,232
Comprehensive income:
Net income	159,178	47,053	18,568	7,560	—	232,359
Distributions to preferred unitholders	—	(47,053)	—	(7,560)	—	(54,613)
Gains (losses) on derivative instruments	—	—	—	—	(1,919)	(1,919)
Comprehensive income available for common unitholders						175,827
Capital contribution from General Partner	22,651	—	—	—	—	22 651
Acquisition of partnership interest for common stock of General Partner	60,509	—	(47,283)	—	—	13,226
Acquisition of property in exchange for Limited Partner Units	—	—	5,439	—	—	5,439
Repurchase of Series D Preferred units	—	(25)	—	—	—	(25)
Redemption of Series B Preferred units	—	(17,928)	—	—	—	(17,928)
Redemption of Series F Preferred units	—	(150,000)	—	—	—	(150,000)
Redemption of Series G Preferred units	—	—	—	(35,000)	—	(35,000)
Tax benefits from Employee Stock Plans	856	—	—	—	—	856
FASB 123 Compensation Expense	224	—	—	—	—	224
Distributions to General Partner	(1,174)	—	—	—	—	(1,174)
Distributions to partners ($1.81 per Common Unit)	(242,475)	—	(28,010)	—	—	(270,485)
Balance at December 31, 2002	$2,203,060	$415,466	$235,473	$67,955	$(2,111)	$2,919,843
Comprehensive income:
Net income	162,041	37,321	17,546	1,904	—	218,812
Distributions to preferred unitholders	—	(37,321)	—	(1,904)	—	(39,225)
Gains (losses) on derivative instruments	—	—	—	—	2,111	2,111
Comprehensive income available for common unitholders						181,698
Capital contribution from General Partner	14,160	96,700	—	—	—	110,860
Acquisition of partnership interest for common stock of
General Partner	26,546	—	(16,562)	—	—	9,984
Acquisition of property in exchange for Limited Partner Units	—	—	3,187	—	—	3,187
Redemption of Series H Preferred units	—	—	—	(67,955)	—	(67,955)
Repurchase of Series D Preferred units	—	(20)	—	—	—	(20)
Conversion of Series D Preferred units	361	(361)	—	—	—	—
Tax benefits from Employee Stock Plans	542	—	—	—	—	542
Exercise of General Partner Warrants	(4,692)	—	—	—	—	(4,692)
FASB 123 Compensation Expense	155	—	—	—	—	155
Distribution to General Partner	(229)	—	—	—	—	(229)
Distributions to partners ($1.83 per Common Unit)	(248,100)	—	(26,953)	—	—	(275,053)
Balance at December 31, 2003	$2,153,844	$511,785	$212,691	$—	$—	$2,878,320

Common Units outstanding at December 31, 2003	136,594		14,411			150,705

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                                 The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares of the General Partner through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 90.6% of the common partnership interests as of December 31, 2003 (“General Partner Units”). The remaining 9.4% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period.

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

(2)                                 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by the Partnership are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that the Partnership does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

Reclassifications

Certain 2001 and 2002 balances have been reclassified to conform to the 2003 presentation.

Real Estate Investments

Rental real property, including land, land improvements, buildings and building improvements, are included in real estate investments and are generally stated at cost. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated using the straight-line method over the term of the related lease.

Direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments, are capitalized as a cost of the property.  Indirect costs include an estimate of internal costs associated with the development and leasing of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

Construction in process and land held for development are included in real estate investments and are stated at cost. Real estate investments also include the Partnership’s equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

The Partnership adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS144”), in 2002.  In accordance with this statement, properties held for rental are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period is less than is historical net cost basis. Upon determination that a permanent impairment has occurred, a loss is recorded to reduce the net book value of that property to its fair market value. Real properties to be disposed of are reported at the lower of net historical cost basis or its estimated fair market value, less costs to sell. Once a property is designated as held for disposal, no further depreciation expense is recorded.

In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”), the Partnership allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in—place leases, the value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in deferred leasing and other costs in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management’s assessment of their respective values. These intangible assets are included in deferred leasing and other costs in the balance sheet and are depreciated over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates a constant spread over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Partnership are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Revenues

Rental Operations

Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees represent fee based third party contracts and are recognized as earned based on the terms of the contract, which approximates the percentage of completion method.

The Partnership recognizes income on construction contracts where the Partnership serves as a general contractor on the percentage of completion method. Using this method, profits are recorded based on the Partnership’s estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reach a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and recognized in the period in which the revisions are determined.

Property Sales

Gains from sales of depreciated property are recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”), and are included in earnings from sales of land and depreciable property dispositions, net of any impairment adjustments, in the Statement of Operations if identified as held-for-sale prior to adoption of SFAS 144 and in discontinued operations if identified as held-for-sale after adoption of SFAS 144.

Gains or losses from the sale of property that were developed with the intent to sell and not for long-term rental are recognized in accordance with SFAS 66 and are included in construction management and development activity income in the Statement of Operations.

Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per common unit is computed by dividing the sum of net income available for common unitholders by the sum of the weighted average number of common units and outstanding, including any dilutive potential common units for the period.

The following table reconciles the components of basic and diluted net income per common unit (in thousands):

	2003	2002	2001
Basic net income available for common units	$179,587	$171,601	$259,892
Joint venture partner convertible ownership net income	—	—	3,423
Diluted net income available for common units and dilutive potential common units	$179,587	$171,601	$263,315

Weighted average number of common units outstanding	150,280	149,423	147,961
Joint venture partner convertible ownership common unit equivalents	—	—	2,092
Dilutive units for stock-based compensation plans	861	1,416	1,657
Weighted average number of common units and dilutive potential common units	151,141	150,839	151,710

The Partnership’s outstanding Series D Convertible Preferred Units was anti-dilutive for the years ended December 31, 2003, 2002 and 2001; therefore, no conversion to common units is included in weighted average dilutive potential common units. In September 2002, the Partnership redeemed the Series G Convertible Preferred Units at their par value of $35.0 million. These Units were anti-dilutive for the years ended December 31, 2002 and 2001; therefore, no conversion to common shares was included in weighted average dilutive potential common shares.

A joint venture partner in one of the Partnership’s unconsolidated companies has the option to convert a portion of its ownership to the General Partner’s common shares, which would require the issuance of additional Common units to the General Partner. The effect of this option on earnings per unit was anti-dilutive for the years ended December 31, 2003 and 2002 and was dilutive for the year ended December 31, 2001; therefore, conversion to common units was included in weighted dilutive potential common units for that year.

Federal Income Taxes

The Partnership recorded federal and state income taxes of $3.7 million, $11.2 million and $4.0 million for 2003, 2002 and 2001, respectively, which were primarily attributable to the earnings of the Partnership’s taxable REIT subsidiaries. The taxable REIT subsidiaries had no significant deferred income tax items.

As a partnership, the allocated share of income and loss other than the operations of the taxable REIT subsidiaries is included in the income tax returns of the partners; accordingly, no accounting for federal income taxes is required in the accompanying consolidated financial statements.

Stock Based Compensation

Under the limited partnership agreement of the partnership, the Partnership is required to issue one Common Unit to the General Partner for each share of common stock issued by the General Partner.  Accordingly, the issuance of common shares by the General Partner under its stock based compensation plans requires the issuance of a corresponding number of Common Units by the Partnership to the General Partner.

The Partnership applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting, for all stock based awards issued by the General Partner prior to 2002. Accordingly, for stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the General Partner’s underlying common stock on the date of the grant.

In 2002, the Partnership prospectively adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123”), for all awards granted after January 1, 2002.

Awards under the General Partner’s stock based employee compensation plans generally vest over five years at 20% per year. Therefore, the expense related to these plans is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

Net income, as reported	$179,587	$171,601	$259,892
Add: Stock-based employee compensation expense included in net income determined under fair value method	155	224	0
Deduct: Total stock based compensation expense determined under fair value method for all awards	(778)	(1,153)	(1,236)
Proforma Net Income	$178,964	$170,672	$258,656

Basic net income per unit
As reported	$1.20	$1.15	$1.76
Pro forma	$1.19	$1.14	$1.75

Diluted net income per unit
As reported	$1.19	$1.14	$1.74
Pro forma	$1.18	$1.13	$1.73

Derivative Financial Instruments

The Partnership periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to the interest expense of the corresponding debt. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

The Partnership adopted SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. The cumulative effect of adopting SFAS 133 was not material to the Partnership’s financial statements on the date of adoption. Derivatives that are not hedges must be adjusted to fair value through the recording of income or expense. If a derivative qualifies as a hedge, the changes in fair value of the effective portion of the hedge are recognized in other comprehensive income, while the ineffective portion of the derivative’s change in fair value is recognized in earnings. The Partnership estimates the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date.

Use Of Estimates

The preparation of the financial statements requires management to make a number of estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(3)                                 Related Party Transactions

The Partnership provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Partnership had an option to acquire the executive officers’ interests in these properties. Two of these properties, the Bank One Towers office buildings in Cincinnati, Ohio, were acquired in August 2003 at a price of $45.5 million. The terms of this acquisition were reviewed and approved by the independent members of the General Partner’s Board of Directors. The options on the remaining properties expired in October 2003, as the independent members of the General Partner’s Board of Directors determined that it was not in the best interests of the Partnership to exercise the options.

The Partnership received fees totaling $1.2 million, $1.4 million and $1.7 million in 2003, 2002 and 2001, respectively, for services provided to these properties. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

The Partnership provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Partnership has equity interests. For the years ended December 31, 2003, 2002 and 2001, respectively, the Partnership received management fees of $4.9 million, $4.9 million and $4.7 million, leasing fees of $2.3 million, $2.5 million and $2.8 million and construction and development fees of $1.4 million, $4.5 million and $5.2 million from these unconsolidated companies. These fees were charged at market rates and the Partnership eliminates its ownership percentage of these fees in the consolidated financials.

In 2002, the Partnership received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy, Inc. William Cavanaugh III is President and Chief Executive Officer of Progress Energy, Inc. and a member of the General Partner’s Board of Directors. The General Partner’s independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

The Partnership has other related party transactions that are insignificant and are at terms that management considers to be arm’s-length and equal to those negotiated with independent parties.

(4)                                 Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10 – 64% in unconsolidated joint ventures that own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001, are as follows (in thousands):

	2003	2002	2001
Land, buildings and tenant improvements, net	$1,173,232	$1,232,026
Land held for development	51,328	38,848
Other assets	62,196	67,590
	$1,286,756	$1,338,464
Property indebtedness	$577,732	$579,893
Other liabilities	41,691	52,057
	619,423	631,950
Owners’ equity	667,333	706,514
	$1,286,756	$1,338,464
Rental income	$170,227	$169,683	$172,257
Net income	$41,065	$51,013	$58,091
Earnings distributions received	$30,844	$29,238	$37,022

The Partnership’s share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2003, are as follows (in thousands):

Year	Future Repayments
2004	$29,246
2005	65,214
2006	5,627
2007	45,920
2008	985
Thereafter	131,740
$278,732

The following significant transactions involving the unconsolidated companies have occurred over the past three years:

During 2003, the Partnership purchased its partner’s interest in three separate joint ventures. The Partnership had a 50% interest in each of these ventures prior to their acquisition. The Partnership also sold its 50% interest in two separate joint ventures to its partners. In addition, the Partnership contributed cash and undeveloped land to a joint venture that owns undeveloped land and an office building in return for a 50% interest.

In 2002, the Partnership recognized a gain of $1.8 million on the sale of a building that was developed for sale by a joint venture in which the Partnership owned a 50% interest. The gain was included in equity in earnings in the Statement of Operations. The Partnership also bought out its other partners’ interest in six separate joint ventures.  The Partnership had a 50% interest in each of these ventures prior to their acquisition.

During 2001, the Partnership received approximately $50.0 million in cash distributions resulting from secured debt financing within two 50 % owned joint ventures. The debt is nonrecourse to the Partnership and is secured by rental properties owned by the joint ventures. In addition, the Partnership recognized a gain of $2.9 million from the sale of depreciable property by a joint venture in which the Partnership owned a 50% interest. The gain is included in equity in earnings in the Statement of Operations.

(5)                                 Real Estate Investments

The Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

The Partnership has classified operations of 45 buildings as discontinued operations in accordance with SFAS 144. These 45 buildings consist of thirty-four industrial, seven office and four retail properties. As a result, the Partnership classified net income of $2.9 million, $5.7 million and $7.1 million as net income from discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively. Forty-two of these properties were sold during 2003, two properties were sold during 2002 and one operating property is classified as held-for-sale at December 31, 2003; therefore, the gains on disposal of these properties, net of impairment adjustment, of $13.0 million and ($17,000) for the year ended December 31, 2003 and 2002, respectively, are also reported in discontinued operations.

The following table illustrates the major classes of assets and operations affected by the 45 buildings identified as discontinued operations at December 31, 2003 (in thousands):

	2003	2002	2001

Balance Sheet:
Real estate investments, net	$951	$108,106
Other Assets	294	14,395
Total Assets	$1,245	$122,501
Accrued Expenses	$32	$2,192
Other Liabilities	—	991
Equity	1,213	119,318
Total Liabilities and Equity	$1,245	$122,501
Statement of Operations:
Revenues	$12,495	$19,635	$22,335
Expenses:
Operating	4,410	5,690	5,445
Interest	2,346	3,608	4,286
Depreciation and Amortization	2,793	4,683	5,805
General and Administrative	24	32	20
Operating Income	2,922	5,622	6,779
Other Income	25	76	271
Minority interest expense - operating and other income	(286)	(587)	(873)
Income from discontinued operations, before gain on sale	2,661	5,111	6,177
Gain on sale of property, net of impairment adjustment	13,002	(17)	—
Minority interest expense – gain on sales	(1,273)	2	—
Income from discontinued operations	$14,390	$5,096	$6,177

The Partnership allocates interest expense to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and has included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on the debt for the secured properties and an allocable share of the Partnership’s consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the Gross Book Value of the discontinued unencumbered operations population as it related to the Partnership’s entire unencumbered population.

At December 31, 2003, the Partnership had four office, three industrial and one retail properties comprising approximately 785,000 square feet classified as held-for-sale. With the exception of one industrial property mentioned above, each of these properties was under development on that date and had no operations. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held-for-sale for the years ended December 31, 2003, 2002 and 2001 was approximately $206,000, $89,000 and $88,000, respectively. The net book value of the properties held-for-sale at December 31, 2003, was approximately $47.2 million.

In 2003 the Partnership recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were held-for-sale. These adjustments reflect the write-down of the carrying value of the properties to their projected sales price, less selling expenses, once it became probable that the properties would be sold.  Each of these properties was later sold in 2003.

The Partnership recorded a $9.4 million impairment adjustment for six properties in 2002. This total consisted of a $7.7 million adjustment for three industrial properties and a $1.7 million adjustment for three office properties. The properties were identified as impaired upon the comparison of their projected undiscounted cash flows to their carrying value. The impairment adjustment reflects the write-down of the carrying value of the properties to their estimated fair market value. In estimating fair market value, management considers valuation factors used by independent appraisers, including the sales of comparable properties, replacement cost and the capitalization of future expected net operating income.

In 2001, the Partnership recorded a $4.8 million impairment adjustment for an industrial property that was sold in 2002. This adjustment reflected the write-down of the carrying value of that property to an amount equal to its projected sales price, less selling expenses, once it became probable the property would be sold.

(6)                                 Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2003	2002
Fixed rate secured debt, weighted average interest rate of 6.94% at December 31, 2003, and 7.35% at December 31, 2002, maturity dates ranging from 2004 to 2017	$153,460	$259,376

Variable rate secured debt, weighted average interest rate of 2.42% at December 31, 2003, and 1.71% at December 31, 2002, maturity dates ranging from 2006 to 2025	55,189	39,771

Fixed rate unsecured notes, weighted average interest rate of 6.41% at December 31, 2003, and 6.95% at December 31, 2002, maturity dates ranging from 2004 to 2028	1,775,887	1,526,138

Unsecured line of credit, interest rate of 1.77% at December 31, 2003, and 2.07% at December 31, 2002, maturity date of 2007	351,000	281,000
	$2,335,536	$2,106,285

The fair value of the Partnership’s indebtedness as of December 31, 2003, was $2.5 billion.

As of December 31, 2003, the $208.6 million of secured debt was collateralized by rental properties with a carrying value of $453.7 million and by letters of credit in the amount of $15 million.

The Partnership had one unsecured line of credit available at December 31, 2003, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2003
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$351,000

In January 2004, the line of credit was extended through January 2007 at an interest rate of LIBOR plus .60%. The line of credit is used to fund development activities and acquire additional rental properties and to provide working capital.

At December 31, 2003, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows (in thousands):

Year	Amount
2004	$174,898
2005	213,729
2006	187,512
2007	571,458
2008	138,950
Thereafter	1,048,989
$2,335,536

The amount of interest paid in 2003, 2002, and 2001 was $130.1 million, $125.9 million and $140.5 million, respectively. The amount of interest capitalized in 2003, 2002 and 2001 was $6.7 million, $13.5 million and $25.9 million, respectively.

In January 2004, the Partnership issued $125.0 million of unsecured debt having an effective interest rate of 3.36% due 2008.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. At December 31, 2003, the Partnership is in compliance with all such covenants and expects to remain in compliance for the foreseeable future.

(7)                                 Segment Reporting

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

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of the Partnership’s operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the years ended December 31, 2003, 2002, and 2001, and the assets of each reportable segment as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002	2001
Revenues
Rental Operations:
Office	$421,660	$396,022	$377,187
Industrial	273,307	265,129	274,495
Retail	7,999	6,885	18,165
Service Operations	58,496	68,580	80,459
Total Segment Revenues	761,462	736,616	750,306
Non-Segment Revenue	27,471	30,036	31,167
Consolidated Revenue from continuing operations	788,933	766,652	781,473
Discontinued Operations	12,495	20,910	22,335
Consolidated Revenue	$801,428	$787,562	$803,808

Funds From Operations
Rental Operations:
Office	$274,164	$264,533	$254,130
Industrial	205,231	205,115	215,156
Retail	6,593	5,947	14,993
Services Operations	21,118	29,520	35,115
Total Segment FFO	507,106	505,115	519,394

Non-Segment FFO:
Interest expense	(129,160)	(114,675)	(109,544)
Interest income	3,590	3,783	5,037
General and administrative expense	(21,342)	(24,704)	(15,539)
Gain on land sales	7,135	4,478	5,080
Impairment charges on depreciable property	(500)	(9,379)	(4,800)
Other expenses	(2,765)	(330)	(3,899)
Minority interest in earnings of subsidiaries	(586)	(1,093)	(2,411)
Joint Venture FFO	42,526	44,778	45,570
Dividends on preferred units	(39,225)	(52,613)	(60,850)
Adjustment for redemption of preferred units	—	(8,145)	(2,538)
Discontinued operations	5,740	11,656	12,855
Consolidated FFO	372,519	358,871	388,355

Depreciation and amortization on continuing operations	(193,441)	(170,938)	(153,909)
Depreciation and amortization on discontinued operations	(2,793)	(4,683)	(5,805)
Share of joint venture adjustments	(18,839)	(17,598)	(14,177)
Earnings (loss) from depreciated property sales on continuing operations	—	7,241	45,428
Earnings (loss) from depreciated property sales on discontinued operations	22,141	(1,292)	—
Net income available for common unitholders	$179,587	$171,601	$259,892

	December 31, 2003	December 31, 2002
Assets
Rental Operations
Office	$2,884,834	$2,677,427
Industrial	2,177,483	2,144,686
Retail	47,293	71,072
Service Operations	111,318	91,399
Total Segment Assets	5,220,928	4,984,584
Non-Segment Assets	337,783	362,471
Consolidated Assets	$5,558,711	$5,347,055

In addition to revenues and FFO, the Partnership also reviews its recurring capital expenditures in measuring the performance of its individual segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. These expenditures are reviewed by the Partnership to determine the costs associated with re-leasing vacant space. The Partnership’s recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands):

	2003	2002	2001
Recurring Capital Expenditures
Office	$44,602	$31,616	$20,426
Industrial	31,711	27,398	22,176
Retail	135	345	532
Total	$76,448	$59,359	$43,134

(8)                                 Leasing Activity

Future minimum rents due to the Partnership under non-cancelable operating leases at December 31, 2003, are as follows (in thousands):

Year	Amount

2004	$558,432
2005	505,625
2006	434,301
2007	368,852
2008	298,722
Thereafter	912,439
$3,078,371

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $130.3 million, $120.1 million, and $115.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(9)                                 Employee Benefit Plans

The Partnership maintains a 401(k) plan for its full-time employees. The Partnership makes matching contributions up to an amount equal to three percent of the employees’ salary and may also make annual discretionary contributions. The total expense recognized by the Partnership for this plan was $1.6 million, $1.7 million and $1.3 million for the years ended 2003, 2002 and 2001, respectively.

The Partnership makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense recognized by the Partnership related to this plan was $6.4 million, $4.9 million and $5.6 million for 2003, 2002 and 2001, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(10)                          Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interests in the Partnership.

The following series of preferred units were outstanding as of December 31, 2003 (in thousands, except percentages):

Description	Units Outstanding	Dividend Rate	Redemption Date	Liquidation Preference	Convertible

Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series D Preferred	533	7.375%	December 31, 2003	133,257	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No
Series J Preferred	400	6.6250%	August 29, 2008	100,000	No

All series of preferred equity require cumulative distributions and have no stated maturity date (although the General Partner may redeem them on or following their optional redemption dates).

The Series B, Series E, Series I and Series J Preferred units may be redeemed only at the General Partner’s option, in whole or in part. The Series D Preferred units may be redeemed at the General Partner’s option in whole or in part, as well as at the option of a shareholder’s estate, upon the death of a shareholder.

The General Partner issued $100 million of Series J Preferred units in August 2003.

The Series D Preferred units are convertible at a conversion rate of ..93677 General Partner common shares for each preferred unit outstanding.

The distribution rate on the Series B Preferred units increases to 9.99% after September 12, 2012. The General Partner repurchased 355,000 shares is Series B Preferred stock in September 2002, which resulted in the repurchase of 355,000 Series B Preferred units by the Partnership from the General Partner. The repurchase transaction was initiated by a group of Series B Preferred stockholders who voluntarily approached the General Partner with an opportunity for the General Partner to buyback these shares before their earliest stated redemption date.

The General Partner and the Partnership redeemed its $150.0 million Series F Preferred units in October 2002 at par value. Effective August 31, 2002, the Partnership terminated a shareholder rights plan that had included the potential issuance of Series C Junior Preferred units.

The General Partner and the Partnership redeemed the $100.0 million Series E Preferred units on January 20, 2004, at par value.

(11)                          Stock Based Compensation

At December 31, 2003, the General Partner had nine stock-based employee compensation plans that are described more fully below. The General Partner is authorized to issue up to 7,812,984 shares of the General Partner’s stock under these Plans.

Fixed Stock Option Plans

The General Partner had options outstanding under six fixed stock option plans as of December 31, 2003. Additional grants may be made under three of those plans.

A summary of the status of the fixed stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,920,198	$22.09	4,691,659	$21.12	5,235,464	$19.52
Granted	609,390	25.48	676,038	23.37	718,320	24.98
Exercised	(773,625)	21.87	(1,203,534)	18.82	(982,243)	15.21
Forfeited	(169,603)	23.63	(243,965)	22.96	(279,882)	21.84
Outstanding, end of year	3,586,360	22.65	3,920,198	22.09	4,691,659	21.12
Options exercisable, end of year	2,014,875		2,297,500		2,965,930

Weighted-average fair value of options granted during the year	$1.81		$2.05		$2.19

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	7.25%	7.25%	7.50%
Volatility	20.0%	20.0%	20.1%
Risk-free interest rate	3.2%	4.7%	5.0%
Expected life	6 years	6 years	6 years

The options outstanding at December 31, 2003, under the fixed stock option plans have a range of exercise prices from $12.94 to $29.23 with a weighted average exercise price of $22.65 and a weighted average remaining contractual life of 6.17 years. The options exercisable at December 31, 2003 have a weighted average exercise price of $21.61.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the General Partner.

Performance Based Stock Plans

Performance shares are granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of the General Partner’s common stock. The performance shares vest over a 5-year period with the vesting percentage for a year dependent upon the General Partner’s attainment of certain predefined levels of earnings growth for such year. The value of vested performance shares are payable in cash upon the retirement or termination of employment of the participant. At December 31, 2003, plan participants had the right to receive up to 64,849 performance shares, of which 33,350 were vested and 31,499 were contingent upon future earnings achievement.

The amount of compensation cost was based upon the intrinsic value of the vested performance shares at the end of each applicable reporting period. The compensation cost that was charged against income for this plan was $529,000, $96,000 and $201,000 for 2003, 2002 and 2001, respectively.

In October 2002, the General Partner amended its Shareholder Value Plan (“SVP Plan”) and Dividend Increase Unit Plans (“DIU Plans”) by requiring that all payouts under these two plans to be in cash only. Payments made under the SVP Plan are based upon the General Partner’s cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. Payments under the DIU Plans are based upon increases in the General Partner’s dividend per common share. The total compensation cost that was charged against income for these two plans was $1.6 million, $4.6 million and $6.0 million for 2003, 2002 and 2001, respectively.

Directors Stock Payment Plan

Under the General Partner’s 1999 Directors’ Stock Payment Plan, non-employee members of the General Partner’s Board of Directors are entitled to 1,200 shares of its common shares per year as partial compensation for services as a board member. The shares are fully vested when issued and the Partnership records the value of the shares as an expense. The amount of that expense was $415,000, $274,000 and $260,000 for 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

Under the General Partner’s Employee Stock Purchase Plan, employees are entitled to purchase the General Partner’s common stock at a 15% discount through payroll deductions. Under SFAS 123, the Partnership is required to record the amount of the discount as compensation expense. The amount of that expense for 2003 and 2002 was $219,000 and $181,000, respectively.

(12)                          Financial Instruments

In December 2002, the Partnership simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. The fair value of the swaps was a liability of $2.1 million as of December 31, 2002, and was recorded in other liabilities in the accompanying balance sheet.

In February 2003, the Partnership simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. All four swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

In July 2003, the Partnership terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because the Partnership’s capital needs were met through the issuance of the Series J Preferred equity in lieu of the previously contemplated issuance of debt.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of five joint ventures in its consolidated financial statements. These joint ventures are partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests was approximately $4.3 million as compared to the minority interest liability recorded on the Partnership’s books for these joint ventures of $1.2 million.

(13)                          Recent Accounting Pronouncements

In July of 2003, the SEC issued a Staff Policy Statement that clarified the application of FASB-EITF Topic D-42 (Topic D-42), “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Equity.” Under Topic D-42, the difference between the amounts paid to the holders of preferred equity upon redemption and the carrying amount of the preferred equity on the issuer’s balance sheet must be subtracted from net income when computing earnings per share. The Staff Policy Statement clarified that, in computing the reduction in net income, the carrying amount of the preferred equity should be reduced by the issuance costs of the preferred equity. As a result of this clarification, the Partnership’s net income per unit was restated for 2002 and 2001. The impact of this restatement is summarized as follows:

	Twelve Months Ended December 31,
	2002	2001
Net income available for common unitholders:
Prior to Topic D-42	179,746	$262,430
Post adoption of Topic D-42	171,601	$259,892

Basic net income per common unit:
Prior to Topic D-42	$1.20	$1.77
Post adoption of Topic D-42	$1.15	$1.76

Diluted net income per common unit:
Prior to Topic D-42	$1.19	$1.75
Post adoption of Topic D-42	$1.14	$1.74

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003.  For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Partnership does not own interests in special purpose entities and management does not believe that the adoption of Interpretation 46 will have a material impact on the Partnership’s financial statements.

(14)                          Commitments and Contingencies

In 1998 and 1999, certain members of management and the Board of Directors of the General Partner purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase

Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2003, the outstanding balance on these loans was $11.7 million as some participants have exited the program and repaid their principal balance. These loans were secured by common shares with a fair market value of 18.2 million purchased through this program and owned by the remaining plan participants at December 31, 2003. As a condition of the financing agreement with the financial institution, the Partnership guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Partnership will be required to satisfy these guarantees.

In October 2000, the Partnership sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Partnership has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Partnership received $363.9 million of proceeds. The joint venture partially financed this transaction with $350 million of secured mortgage debt, the repayment of which was directly or indirectly guaranteed by the Partnership. The guarantee associated with $260 million of such debt expired in December 2003 without the Partnership being required to satisfy the guarantee. The remaining $90 million of such debt is still guaranteed by the Partnership. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to the Partnership in exchange for common stock of the Partnership or cash (at the option of the Partnership), subject to certain timing and other restrictions. As a result of this put option, the Partnership deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability.

The Partnership has guaranteed the repayment of $3.5 million of economic development bonds issued by the City of Carmel, Indiana. The Partnership will be required to make payments under its guarantee to the extent that incremental taxes from one of its office park developments are not sufficient to pay the bond debt service.  Management does not believe that it is probable that the Partnership will be required to make any significant payments in satisfaction of this guarantee.

The Partnership has also guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one its unconsolidated joint ventures. Management believes that the value of the real estate exceeds the loan balance and that the Partnership will not be required to satisfy this guarantee.

The Partnership has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $13.8 million. The acquisitions are scheduled to close periodically through 2004 and will be paid for by cash.

The Partnership renewed all of its major insurance policies in 2003. These policies include coverage for acts of terrorism for its properties. The Partnership believes that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on the Partnership’s liquidity, financial position, or results of operations.

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. recently filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office. Among the defendants are the General Partner, the Partnership and Mr. Dennis Oklak, one of the General Partner’s executive officers. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. The complaint seeks aggregate damages in excess of $300 million from all of the defendants. The Partnership believes that it has meritorious defenses to the plaintiff’s allegations and intends to vigorously defend this litigation. Due to the inherent uncertainties of the litigation process and the judicial system, the Partnership is not able to predict the outcome of this litigation. If this litigation is not resolved in the Partnership’s favor, it could have a material adverse effect on its business, financial condition and results of operations.

The Partnership is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Partnership’s consolidated financial statements or results of operations.

DUKE REALTY LIMITED PARTNERSHIP	Schedule 3
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(IN THOUSANDS)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total

ALPHARETTA, GEORGIA
Brookside Office Park	3925 Brookside Parkway	Office		1,269	14,749	7	1,269	14,755	16,025	1,666	1998	1999
Brookside Office Park	3625 Brookside Parkway	Office		1,625	11,070	2,639	1,625	13,709	15,334	2,665	1999	1999
Brookside Office Park	Radiant II	Office		831	7,294	115	831	7,409	8,240	518	2000	2000
Brookside Office Park	Brookside II	Office		1,381	12,278	1,060	1,381	13,338	14,720	1,130	2000	2001
Hembree Crest	11800 Wills Road	Industrial		304	2,152	275	304	2,427	2,731	357	1987	1999
Hembree Crest	11810 Wills Road	Industrial		296	2,260	240	296	2,500	2,796	407	1987	1999
Hembree Crest	11820 Wills Road	Industrial		488	2,285	872	488	3,157	3,645	352	1987	1999
Hembree Crest	11415 Old Roswell Road	Industrial		648	2,463	1,039	648	3,502	4,150	599	1991	1999
Hembree Park	1750 Founders	Industrial		1,936	7,794	282	1,936	8,076	10,012	1,640	1999	2000
Hembree Park	NMeadow SC II @ Founders	Industrial		1,369	3,620	985	1,369	4,605	5,974	275	2001	2001
North Meadow	1350 Northmeadow Parkway	Industrial		672	3,658	260	672	3,918	4,590	559	1994	1999
North Meadow	11835 Alpharetta Highway	Retail		524	2,869	40	524	2,909	3,433	321	1994	1999
Northwinds Pointe	2550 Northwinds Parkway	Office		2,271	20,070	351	2,271	20,421	22,692	2,319	1998	1999
Ridgeland	1320 Ridgeland Pkwy	Industrial		998	5,890	37	998	5,927	6,924	656	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial		488	2,966	1,346	488	4,312	4,801	1,398	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial		579	2,536	28	579	2,564	3,143	448	1999	2000
Windward	800 North Point Parkway	Office		1,250	18,274	—	1,250	18,274	19,524	392	1991	2003
Windward	900 North Point Parkway	Office		1,250	13,842	—	1,250	13,842	15,092	300	1991	2003

ANTIOCH, TENNESSEE
Jackson Business Center	Keebler	Industrial		307	1,305	20	307	1,325	1,632	282	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office		776	7,230	1,041	776	8,272	9,047	1,395	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 W. Druid Hills Drive	Office		473	6,758	1,469	473	8,227	8,700	901	1968	1999
Druid Chase	2801 Buford Highway	Office		794	9,905	1,572	794	11,477	12,271	1,431	1977	1999
Druid Chase	1190 W. Druid Hills Drive	Office		689	6,631	784	689	7,416	8,105	790	1980	1999
Druid Chase	2071 N. Druid Hills Drive	Retail		98	321	0	98	321	419	36	1968	1999
Gwinnett Park	Gwinnett Park Land	Grounds				30	30	—	30	2		1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial		386	925	64	386	989	1,374	140	1984	1999
Meridian Business Campus	515-525 North Enterprise	Industrial		342	1,686	120	342	1,805	2,147	286	1984	1999
Meridian Business Campus	615 Enterprise	Industrial		468	2,824	527	468	3,351	3,819	424	1984	1999
Meridian Business Campus	3615 Exchange	Industrial		410	1,610	59	410	1,669	2,079	242	1986	1999
Meridian Business Campus	4000 Sussex	Industrial		417	1,946	32	417	1,977	2,395	279	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial		598	2,552	27	598	2,579	3,177	362	1985	1999
Meridian Business Campus	444 North Commerce	Industrial		722	5,443	411	722	5,855	6,577	829	1985	1999
Meridian Business Campus	Meridian I	Industrial		1,150	6,703	148	1,150	6,852	8,001	1,425	1999	2000
Meridian Business Campus	Meridian II	Industrial		567	184	1,701	567	1,885	2,451	26	2001	2001

BEACHWOOD, OHIO
Corporate Exchange	One Corporate Exchange	Office	5,610	1,287	8,764	1,013	1,287	9,777	11,064	2,001	1989	1996
Corporate Place	Corporate Place	Office		1,161	7,872	686	1,163	8,556	9,719	1,611	1988	1996

BLOOMINGTON, MINNESOTA
Alpha Buildings	Alpha Business Ctr I&II	Office		280	1,624	271	280	1,895	2,175	290	1980	1999
Alpha Buildings	Alpha Business Ctr III&IV	Industrial		341	1,973	198	341	2,171	2,512	312	1980	1999
Alpha Buildings	Alpha Business Ctr V	Industrial		537	3,107	183	538	3,290	3,827	422	1980	1999
Bloomington Industrial Center	Bloomington Industrial Center	Industrial	1,366	621	3,668	770	621	4,438	5,059	1,016	1963	1997
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	2,049	779	4,506	130	779	4,636	5,415	699	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	2,453	901	5,239	303	901	5,541	6,443	917	1979	1997
Hampshire Tech Center	Hampshire Tech Center	Industrial		2,124	13,123	773	2,223	13,797	16,020	2,416	1998	1998
Lyndale Commons	Lyndale Commons I	Industrial		247	1,449	134	247	1,583	1,830	286	1981	1998
Lyndale Commons	Lyndale Commons II	Industrial		181	1,056	251	183	1,305	1,488	261	1985	1998
Norman Center	Norman Center 4	Office		562	3,276	247	579	3,507	4,085	547	1967	1998
Norman Center Plaza	Norman Pointe I	Office		3,660	28,292	1,895	3,673	30,174	33,847	2,346	2000	2000

BLUE ASH, OHIO
Alliance Woods	McAuley Place	Office		2,331	18,677	978	2,331	19,656	21,986	1,371	2000	2001

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Cornell Commerce Center	Cornell Commerce Center	Industrial		495	4,811	242	495	5,052	5,548	1,038	1989	1996
Creek Road	Creek Road Bldg 1	Industrial		103	833	59	103	893	995	158	1971	1996
Creek Road	Creek Road Bldg 2	Industrial		132	1,155	79	132	1,234	1,365	223	1971	1996
Huntington Bank Building	Huntington Bank Building	Office		175	241	0	175	241	416	43	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office		1,953	20,289	1,853	1,953	22,142	24,095	4,596	1985	1996
Lake Forest/Westlake	Westlake Center	Office		2,459	16,959	1,588	2,459	18,547	21,005	3,649	1981	1996

BOLINGBROOK, ILLINOIS
Bolingbrook (ComEd)	555 Joliet Road	Industrial		2,184	9,284	92	2,184	9,376	11,560	424	1967	2002

BRANDON, FLORIDA
Regency Park North	Regency I	Office		1,048	4,254	111	1,048	4,365	5,413	883	2000	2000
Regency Park North	Regency II	Office		1,411	3,696	(0)	1,411	3,696	5,107	455	2001	2002

BRASELTON, GEORGIA
Braselton	Braselton II	Industrial		1,365	9,528	166	1,529	9,530	11,059	488	2001	2001

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial		1,065	6,011	479	1,065	6,489	7,555	772	1987	1999
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial		1,065	2,846	927	1,065	3,773	4,838	437	1987	1999
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial		848	4,152	313	848	4,465	5,313	527	1989	1999
Creekside Crossing	Creekside Crossing One	Office		1,900	8,485	415	1,901	8,899	10,800	2,113	1997	1998
Creekside Crossing	Creekside Crossing Two	Office		2,087	9,692	556	2,087	10,249	12,335	2,116	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial		700	6,547	0	703	6,544	7,247	1,258	1980	1998
Crosstown North	Crosstown North Bus. Ctr. 1	Industrial		835	5,480	1,013	1,286	6,042	7,328	964	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 2	Industrial		449	2,970	368	599	3,188	3,787	521	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 3	Industrial		758	2,753	142	837	2,815	3,652	826	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 4	Industrial		2,079	8,165	969	2,397	8,816	11,213	1,719	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 5	Industrial		1,079	5,615	212	1,354	5,552	6,906	985	1999	2000
Crosstown North	Crosstown North Bus. Ctr. 6	Industrial		788	3,666	1,410	1,031	4,834	5,864	625	2000	2000

BURNSVILLE, MINNESOTA

CANAL WINCHESTER, OHIO
Nifco at Canal Winchester	Nifco at Canal Winchester	Industrial		400	3,401	6	400	3,407	3,807	282	2000	2000

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing Bldg 1	Industrial		835	4,915	1,857	847	6,760	7,607	1,587	1989	1993
Hamilton Crossing	Hamilton Crossing Bldg 2	Office		313	1,423	832	384	2,184	2,568	618	1997	1997
Hamilton Crossing	Hamilton Crossing Bldg 3	Office		890	10,095	414	890	10,509	11,399	1,403	2000	2000
Hamilton Crossing	Hamilton Crossing Bldg 4	Office		515	6,475	0	598	6,392	6,990	1,685	1999	1999
Hamilton Crossing Retail	Hamilton Crossing Retail Bld 1	Retail		728	6,804	301	1,006	6,827	7,833	1,027	1999	1999
Hamilton Crossing Retail	Hampton Inn Land Lease	Grounds		137	—	72	209	—	209	23	1999
Hamilton Crossing Retail	Max & Ermas	Grounds		167	—	(0)	167	—	167	—	2000
Meridian Technology Center	Meridian Tech Center	Office		600	2,695	352	600	3,047	3,647	121	1986	2002

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream #4	Industrial		1,973	8,697	—	1,973	8,697	10,670	58	1994	2003
Carol Stream Business Park	Carol Stream #5	Industrial		4,553	7,317	—	4,553	7,317	11,870	74	1986	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office		1,230	13,535	261	1,230	13,796	15,026	1,571	1999	1999
Regency Forest	100 Regency Forest Dr.	Office		1,538	10,788	1,954	1,618	12,662	14,280	2,236	1997	1999
Weston Parkway	6501 Weston Parkway	Office		1,775	10,700	87	1,775	10,787	12,562	1,222	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office		1,102	4,859	879	1,308	5,533	6,840	1,066	1997	1999
Celebration Business Center	Celebration Business Center II	Office		771	3,590	190	961	3,590	4,551	453	1997	1999
Celebration Business Center	Celebration Office Center I	Office		1,382	7,957	14	1,382	7,971	9,353	1,406	2000	2000
Celebration Business Center	Celebration Office Center II	Office		1,382	6,264	171	1,382	6,435	7,818	454	2001	2001

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
CHANHASSEN, MINNESOTA
Chanhassen Lakes	Chanhassen Lakes I	Industrial		357	2,078	689	370	2,755	3,125	576	1983	1998
Chanhassen Lakes	Chanhassen Lakes II	Industrial		438	2,542	481	453	3,009	3,461	428	1986	1998

CHAPEL HILL, NORTH CAROLINA
Governors Village	Governors Village	Office		515	5,669	—	515	5,669	6,184	392	2000	2001

CHICAGO, ILLINOIS

CINCINNATI, OHIO
312 Elm	312 Elm	Office	37,815	4,750	47,312	3,123	5,428	49,757	55,185	12,868	1992	1993
312 Plum	312 Plum	Office		2,539	24,862	2,225	2,590	27,036	29,625	7,067	1987	1993
Bank One Towers	Bank One Towers	Office		4,891	38,096	—	4,891	38,096	42,987	461	1989	2003
Blue Ash Office Center	Blue Ash Office Ctr VI	Office		518	2,852	310	518	3,162	3,680	516	1989	1997
Executive Plaza	Executive Plaza I	Office		728	5,547	404	728	5,952	6,679	1,105	1980	1996
Executive Plaza	Executive Plaza II	Office		728	5,642	517	728	6,160	6,887	1,016	1981	1996
Executive Plaza	Executive Plaza III	Office		509	5,025	1,143	509	6,167	6,677	1,589	1998	1998
Governors Hill	8790 Governor’s Hill	Office		400	4,796	635	408	5,422	5,830	1,394	1985	1993
Governors Hill	8800 Governor’s Hill	Office		225	2,309	23	231	2,326	2,557	1,020	1985	1986
Governors Hill	8600 Governor’s Hill	Office		1,220	19,007	2,043	1,245	21,024	22,269	5,007	1986	1993
Iams Industrial Park	Cincinnati Bell Supply	Industrial		606	3,251	0	606	3,252	3,857	311	1999	2000
Kenwood Commons	8230 Kenwood Commons	Office	4,163	638	3,308	811	638	4,120	4,757	2,279	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,537	638	1,863	341	638	2,205	2,842	993	1986	1986
Kenwood Executive Center	Kenwood Executive Center	Office		606	4,052	436	606	4,489	5,094	722	1981	1997
Kenwood MOB	Kenwood MOB	Office		7,823	37	—	7,860	7,860	868	1994	1999
One Ashview Place	One Ashview Place	Office		1,204	12,674	2,783	1,204	15,457	16,661	2,346	1989	1997
Park 50	Dun & Bradstreet Bldg	Office		270	2,730	458	466	2,993	3,458	1,276	1972	1986
Pfeiffer Place	Pfeiffer Place	Office		3,608	14,988	880	3,608	15,867	19,476	1,204	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office		1,450	12,360	235	1,450	12,595	14,045	1,382	1998	1999
Remington Office Park	Remington Park Bldg A	Office		560	1,472	199	560	1,671	2,231	303	1982	1997
Remington Office Park	Remington Park Bldg B	Office		560	1,563	353	560	1,916	2,476	318	1982	1997
Triangle Office Park	Triangle Office Park	Office	4,690	1,018	11,511	25	1,018	11,536	12,555	5,025	1965	1986
World Park	World Park Bldg 5	Industrial		270	3,406	81	276	3,481	3,757	1,301	1987	1988
World Park	World Park Bldg 6	Industrial		378	3,860	134	385	3,987	4,372	1,500	1987	1988
World Park	World Park Bldg 7	Industrial		525	4,538	144	537	4,670	5,207	1,717	1987	1988
Zussman Building	Zussman Bldg	Office		339	6,887	882	346	7,762	8,108	3,155	1986	1993

COLUMBUS, OHIO
Easton	Easton Way One	Office		1,874	10,396	415	1,874	10,811	12,685	1,641	2000	2000
Easton	Easton Way Two	Office		2,005	10,335	499	2,005	10,834	12,839	964	2001	2001
Easton	Easton Way Three	Office		2,504	7,438	—	2,504	7,438	9,941	66	2002	2003
Easton Oval	One Easton Oval	Office		2,789	12,176	266	2,789	12,442	15,230	3,056	1998	1999
Easton Oval	Two Easton Oval	Office		2,489	16,882	748	2,489	17,630	20,119	2,473	1996	1998
Polaris	1000 Polaris Parkway	Office		1,200	6,636	1,458	1,293	8,001	9,294	1,178	1992	1999
Westbelt Drive	2190-2200 Westbelt Drive	Industrial		300	1,971	84	300	2,056	2,356	282	1986	1998
Westbelt West	Westbelt West #1	Industrial		432	4,188	872	432	5,061	5,492	1,004	1999	1999
Westbelt West	Westbelt West #2	Industrial		509	5,246	323	509	5,568	6,077	745	1999	2000
Zane Trace	3800 Zane Trace Drive	Industrial		170	2,109	316	170	2,425	2,595	527	1978	1994
Zane Trace	3635 Zane Trace Drive	Industrial		236	1,820	176	236	1,996	2,231	275	1980	1998

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks	Office		566	8,333	1,398	566	9,731	10,297	1,536	1995	1997

CRYSTAL, MINNESOTA
Crystal Industrial Center	Crystal Industrial Center	Industrial		456	2,629	374	480	2,979	3,459	623	1974	1997

DAVENPORT, FLORIDA
FL Central Park North	Park 27 Distribution Center	Industrial		1,678	6,871	—	1,678	6,871	8,548	174	2002	2002

DES PLAINES, ILLINOIS
105 East Oakton	105 East Oakton	Industrial		1,132	4,290	370	1,132	4,660	5,792	726	1974	1999
Deckbrand Building	Wolf Road Building	Industrial		179	1,637	352	179	1,989	2,168	268	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office		2,652	24,524	3,403	2,652	27,927	30,579	4,824	1983	1997

Development	Name		Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
					Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Executive Towers	Executive Towers II		Office		3,386	31,916	6,524	3,386	38,440	41,826	7,416	1984	1997
Executive Towers	Executive Towers III		Office		3,512	32,989	5,073	3,512	38,061	41,574	6,090	1987	1997

DUBLIN, OHIO
Groveport	Groveport CC Common Area		N/A			—	47	—	47	47	24
Scioto Corporate Center	Scioto Corporate Center		Office		1,100	3,367	800	1,100	4,167	5,267	870	1987	1996
Tuttle Crossing	Metrocenter III		Office		887	3,015	489	887	3,504	4,390	663	1983	1996
Tuttle Crossing	Qwest (LCI	)	Office		2,618	19,002	960	2,670	19,910	22,581	5,181	1990	1993
Tuttle Crossing	Sterling 1		Office		1,494	12,907	413	1,524	13,290	14,814	3,325	1990	1993
Tuttle Crossing	4700 Lakehurst Ct.		Office		717	2,482	400	717	2,883	3,600	886	1994	1994
Tuttle Crossing	Sterling 2		Office		605	5,902	81	605	5,983	6,588	1,277	1995	1995
Tuttle Crossing	John Alden Life Ins.		Office		1,066	7,753	219	1,066	7,972	9,038	1,689	1995	1995
Tuttle Crossing	5555 Glendon Court		Office		1,600	10,933	1,122	1,767	11,889	13,655	4,975	1995	1995
Tuttle Crossing	Sterling 3		Office		1,601	8,768	71	1,601	8,839	10,440	2,596	1996	1996
Tuttle Crossing	Compmanagement		Office		867	4,437	545	867	4,982	5,849	1,017	1997	1997
Tuttle Crossing	Sterling 4		Office		483	9,399	892	483	10,291	10,774	2,019	1998	1998
Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir		Office		1,580	9,406	560	1,580	9,966	11,546	2,486	1992	1994
Tuttle Crossing	Parkwood Place		Office		1,690	11,637	895	1,690	12,533	14,222	2,860	1997	1997
Tuttle Crossing	Nationwide		Office		4,815	19,322	72	4,815	19,394	24,209	5,648	1996	1996
Tuttle Crossing	Emerald II		Office		495	3,181	0	495	3,181	3,676	680	1998	1998
Tuttle Crossing	Atrium II, Phase I		Office		1,649	10,077	175	1,649	10,252	11,901	1,814	1997	1998
Tuttle Crossing	Atrium II, Phase II		Office		1,597	10,350	922	1,597	11,272	12,869	3,406	1998	1999
Tuttle Crossing	Blazer I		Office		904	5,759	580	904	6,339	7,243	1,854	1999	1999
Tuttle Crossing	Parkwood II		Office		1,848	14,091	56	1,848	14,148	15,996	2,134	2000	2000
Tuttle Crossing	Blazer II		Office		1,016	6,933	139	1,016	7,073	8,089	1,053	2000	2000
Tuttle Crossing	Emerald III		Office		1,685	9,907	120	1,694	10,019	11,712	949	2001	2001

DULUTH, GEORGIA
Breckinridge	2825 Breckinridge Blvd		Industrial		317	3,634	174	317	3,807	4,125	474	1986	1999
Breckinridge	2875 Breckinridge Blvd		Industrial		476	4,809	25	476	4,834	5,310	538	1986	1999
Breckinridge	2885 Breckinridge Blvd		Industrial		487	6,910	561	487	7,471	7,957	1,039	1997	1999
Business Park At Sugarloaf	2775 Premiere Parkway		Industrial		560	4,709	11	560	4,720	5,280	527	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway		Industrial		776	6,538	406	776	6,945	7,720	831	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I		Industrial		1,042	8,650	662	1,042	9,311	10,354	1,063	1998	1999
Business Park At Sugarloaf	Sugarloaf Office II		Industrial		972	4,066	33	972	4,099	5,071	130	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III		Industrial		696	3,773	29	696	3,801	4,497	112	1999	2002
Business Park At Sugarloaf	Sugarloaf Office IV		Industrial		623	3,938	0	623	3,938	4,561	853	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V		Industrial		744	3,980	374	744	4,354	5,098	675	2001	2001
Business Park At Sugarloaf	2850 Premiere Parkway		Industrial		621	4,592	0	621	4,592	5,213	134	1997	2002
Business Park At Sugarloaf	2855 Premiere Parkway		Industrial		765	3,986	186	765	4,173	4,938	608	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf		Industrial		1,651	6,474	4	1,651	6,478	8,129	336	1998	2001
Crestwood Pointe	3805 Crestwood Parkway		Office		877	15,197	530	877	15,728	16,604	1,823	1997	1999
Crestwood Pointe	3885 Crestwood Parkway		Office		878	14,187	920	878	15,107	15,985	2,224	1998	1999
Hampton Green	Hampton Green Off I		Office		1,388	12,400	224	1,388	12,625	14,012	1,268	2000	2000
River Green	3450 River Green Court		Industrial		194	2,197	195	194	2,392	2,586	356	1989	1999

EAGAN, MINNESOTA
Apollo Distribution Center	Apollo Industrial Ctr I		Industrial		866	4,992	1,031	882	6,007	6,889	974	1997	1997
Apollo Distribution Center	Apollo Industrial Ctr II		Industrial		474	3,156	0	474	3,156	3,629	604	2000	2000
Apollo Distribution Center	Apollo Industrial Ctr III		Industrial		1,432	6,933	(0)	1,432	6,933	8,365	731	2000	2000
Eagandale Crossing	Eagandale Crossing		Industrial		974	4,846	82	987	4,914	5,901	1,939	1998	1998
Eagandale Tech Center	Eagandale Tech Center		Industrial		987	5,731	535	997	6,256	7,254	1,077	1998	1998
Lunar Pointe	Lunar Pointe		Industrial		982	4,462	245	982	4,707	5,689	13	2001	2001
Silverbell Commons	Silverbell Commons		Industrial		1,807	6,826	520	1,807	7,346	9,153	1,155	1999	1999
Trapp Road	Trapp Road Commerce I		Industrial		671	3,906	351	700	4,228	4,927	749	1996	1998
Trapp Road	Trapp Road Commerce II		Industrial		1,250	7,043	312	1,266	7,339	8,605	1,122	1998	1998

EARTH CITY, MISSOURI
Earth City	3322 NGIC		Office	6,099	2,615	10,927	1,226	2,615	12,153	14,769	2,117	1987	1997
Earth City	Corporate Center, Earth City		Industrial		783	4,543	715	783	5,258	6,040	1,025	2000	2000

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400		Industrial		561	3,418	128	561	3,546	4,107	299	1988	2001
Camp Creek	Camp Creek Bldg 1800		Industrial		462	3,034	(0)	462	3,034	3,496	384	1989	2001

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Camp Creek	Camp Creek Bldg 2000	Industrial		395	2,301	17	395	2,318	2,713	173	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial		296	1,851	47	296	1,898	2,194	195	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial		364	2,356	21	364	2,377	2,741	232	1990	2001

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	Edenvale Executive Center	Industrial		1,184	6,755	675	1,185	7,430	8,614	959	1987	1999
Golden Triangle Tech Center	Golden Triangle Tech Ctr	Industrial		1,446	8,305	284	1,458	8,577	10,035	1,183	1997	1998
Valley Gate/Green	Valley Gate North	Industrial		548	3,145	574	556	3,711	4,267	634	1986	1999

EDINA, MINNESOTA
Edina Interchange	Edina Interchange I	Industrial	1,471	630	3,660	373	630	4,033	4,663	724	1995	1997
Edina Interchange	Edina Interchange II	Industrial	949	432	2,512	65	432	2,577	3,009	403	1980	1997
Edina Interchange	Edina Interchange III	Industrial	1,071	487	2,833	71	487	2,904	3,391	459	1981	1997

FAIRFIELD, OHIO
Faifield Business Center	Fairfield Bus. Ctr. D	Industrial		135	1,749	153	135	1,903	2,038	416	1990	1995
Faifield Business Center	Fairfield Bus. Ctr. E	Industrial		398	2,603	40	398	2,644	3,042	518	1990	1995
University Moving	Thunderbird Bldg 1	Industrial		248	1,764	146	248	1,911	2,159	417	1991	1995

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial		519	1,987	102	519	2,088	2,608	266	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial		1,286	5,193	206	1,286	5,399	6,685	796	1987	1999
Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial		603	2,631	0	603	2,632	3,234	323	1987	2000
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial		702	2,330	40	702	2,371	3,073	244	1986	2000
Southport	Southport II	Industrial		151	664	58	151	721	872	117	1978	1997
Southport	Southport Commerce Ctr	Industrial		233	1,021	159	233	1,180	1,413	198	1978	1997

FISHERS, INDIANA
Exit 5	Exit 5 Bldg I	Industrial		833	2,705	101	822	2,817	3,639	412	1999	1999
Exit 5	Exit 5 Bldg. II	Industrial		760	4,634	159	749	4,804	5,553	895	1999	2000

FRANKLIN, TENNESSEE
Aspen Grove Business Center	277 Mallory Station	Industrial		936	6,556	234	936	6,790	7,727	791	1996	1999
Aspen Grove Business Center	320 Premier Court	Industrial		1,151	6,539	373	1,151	6,912	8,063	784	1996	1999
Aspen Grove Business Center	305 Seaboard Lane	Industrial		970	6,336	566	970	6,902	7,872	1,574	1998	1999
Aspen Grove Business Center	Aspen Grove 4	Industrial		492	2,416	4	492	2,420	2,912	113	2002	2002
Aspen Grove Business Center	416 Mary Lindsay Polk Dr	Industrial		943	5,304	756	943	6,060	7,003	810	1996	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 200	Industrial		240	1,390	555	240	1,945	2,185	450	1999	1999
Aspen Grove Business Center	341 Cool Springs Blvd	Office		950	7,522	1,689	950	9,211	10,161	1,569	1999	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 100	Industrial		301	1,684	745	301	2,429	2,730	716	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Ctr III	Industrial		327	2,037	303	327	2,340	2,667	90	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Ctr IV	Industrial		205	1,535	148	205	1,683	1,888	259	2001	2001
Brentwood South Bus. Center	119 Seaboard Lane	Industrial		569	2,442	22	569	2,464	3,034	274	1990	1999
Brentwood South Bus. Center	121 Seaboard Lane	Industrial		445	1,936	(0)	445	1,936	2,381	216	1990	1999
Brentwood South Bus. Center	123 Seaboard Lane	Industrial		489	1,248	415	489	1,663	2,152	201	1990	1999

FRIDLEY, MINNESOTA
River Road	River Road Business Ctr. S.	Industrial	3,415	1,083	6,400	549	1,112	6,920	8,032	1,053	1986	1999

FT. LAUDERDALE, FLORIDA
Sawgrass	Sawgrass — Building 1	Office		1,211	6,424	75	1,211	6,499	7,710	1,439	1999	2000
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 2	Office		2,183	10,830	—	2,183	10,830	13,013	151	200	2003
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 3	Office		2,183	11,531	—	2,183	11,531	13,713	159	2001	2003
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 1	Office		2,580	10,020	—	2,580	10,020	12,600	137	1999	2003
Beacon Pointe At Weston	Beacon Pointe @ Weston Land	Grounds		—	9	—	—	9	9	—		2003

GENEVA, IL
Geneva	The Shoppes at Geneva Commons	Retail		2,871	3,984	—	2,871	3,984	6,855	—	2003	2003

GLENWILLOW, OHIO
Emerald Valley	Emerald Valley Bldg 1	Industrial		555	6,434	132	556	6,565	7,121	705	1999	1999
Emerald Valley	Emerald Valley Bldg 2	Industrial		519	5,052	672	519	5,724	6,243	123	2001	2002

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
GOLDEN VALLEY, MINNESOTA
Golden Hills	Golden Hills 1	Industrial		1,081	6,298	346	1,105	6,619	7,725	969	1996	1998
Golden Hills	Golden Hills 2	Industrial		1,741	4,341	397	1,742	4,737	6,479	1,406	1999	1999
Golden Hills	Golden Hills 3	Industrial		1,813	4,875	370	1,815	5,243	7,058	1,326	1999	1999
5075 Building	5075 Building	Office		506	2,393	340	539	2,700	3,239	449	1965	1998
Tyrol West	Tyrol West	Office		350	2,016	327	380	2,313	2,693	389	1968	1998
Sandburg Industrial Center	Sandburg Industrial Center	Industrial		451	2,629	396	451	3,024	3,476	577	1973	1997

GREENWOOD, INDIANA
South Park-Indiana	South Park Bldg 1	Office		287	2,577	380	292	2,952	3,244	792	1989	1993
South Park-Indiana	South Park Bldg 2	Industrial		334	3,444	793	341	4,230	4,571	1,282	1990	1993
South Park-Indiana	South Park Bldg 3	Office		208	2,390	673	212	3,059	3,271	719	1990	1993
South Park-Indiana	Brylane Parking Lot	Grounds		54	—	3	57	—	57	25		1994

GROVE CITY, OHIO
South Pointe	South Pointe Bldg D	Industrial		276	3,194	159	276	3,353	3,629	673	1997	1997
South Pointe	South Pointe Bldg E	Industrial		279	2,466	754	279	3,220	3,498	859	1997	1997

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial		2,725	23,622	929	2,850	24,427	27,276	3,924	1995	1997
Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial		1,049	7,633	1,031	1,065	8,648	9,713	1,218	1999	1999
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial		510	3,896	539	510	4,434	4,944	447	1999	2000
Groveport Commerce Ctr	Groveport Comm Ctr #4	Industrial		1,114	8,717	29	1,132	8,728	9,860	1,049	2000	2000
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial		1,045	7,372	577	1,045	7,950	8,994	843	2000	2000

HEBRON, KENTUCKY
KY, Southpark	Ky. Southpark Bldg 4	Industrial		779	3,381	51	779	3,432	4,211	807	1994	1994
KY, Southpark	CR Services	Industrial		1,085	4,233	1,205	1,085	5,438	6,523	1,256	1994	1994

HIGHLAND HILLS, OHIO
Metropolitan Plaza	Metropolitan Plaza	Office		2,310	13,521	—	2,310	13,521	15,831	—	2000	2003

HIGHLAND HEIGHTS, OHIO
Avion Park	5335 Avion Park Drive	Industrial		606	2,534	7	606	2,542	3,148	124	1994	2002

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	5,716	1,469	8,482	237	1,543	8,644	10,187	1,357	1996	1997
Westside Business Park	Westside Business Park	Industrial		1,176	6,865	1,354	1,170	8,225	9,395	1,301	1987	1997

INDEPENDENCE, OHIO
6111 Oak Tree	Oak Tree Place	Office		703	4,687	416	703	5,103	5,806	850	1979	1997
Corporate Plaza	Corporate Plaza I	Office	8,348	2,116	14,240	509	2,116	14,750	16,865	2,893	1989	1996
Corporate Plaza	Corporate Plaza II	Office	7,467	1,841	12,411	807	1,841	13,218	15,058	2,816	1991	1996
Freedom Square	Freedom Square I	Office		595	4,007	308	600	4,311	4,911	878	1980	1996
Freedom Square	Freedom Square II	Office	7,081	1,746	11,813	641	1,746	12,454	14,200	2,509	1987	1996
Freedom Square	Freedom Square III	Office		701	6,378	0	701	6,378	7,079	1,291	1997	1997
Park Center	Park Center Bldg I	Office		2,193	14,027	556	2,193	14,583	16,776	3,455	1998	1998
Park Center	Park Center Bldg II	Office		2,190	13,782	201	2,190	13,982	16,173	2,935	1999	1999
Park Center	Park Center Bldg III	Office		2,190	12,891	1,383	2,190	14,274	16,464	1,899	2000	2000

INDIANAPOLIS, INDIANA
Franklin Road Business Park	Franklin Road Bus. Ctr.	Industrial		594	10,775	408	594	11,183	11,778	2,750	1962	1995
Hillsdale	Hillsdale Bldg 4	Industrial		366	5,147	625	366	5,773	6,138	1,376	1987	1993
Hillsdale	Hillsdale Bldg 5	Industrial		251	3,250	587	251	3,838	4,089	1,027	1987	1993
Hillsdale	Hillsdale Bldg 6	Industrial		315	4,334	1,451	315	5,786	6,100	1,371	1987	1993
KATC - North	3520 Commerce Crossing	Office		950	2,063	36	950	2,099	3,049	544	1976	1993
KATC - South	8465 Keystone Crossing	Office		89	1,389	215	89	1,604	1,693	374	1983	1995
Keystone Crossing	8555 Keystone Crossing	Office		—	6,061	581	—	6,642	6,642	1,265	1985	1997
Nampac Building	6061 Guion Rd	Industrial		274	1,809	105	274	1,915	2,189	426	1974	1995
4750 Kentucky Avenue	4750 Kentucky Avenue	Industrial		246	2,392	220	246	2,612	2,858	466	1974	1996
Software Artistry	River Road Bldg I	Office		856	7,766	693	856	8,459	9,315	1,669	1997	1998
4316 West Minnesota	4316 West Minnesota	Industrial		287	2,291	294	287	2,585	2,872	461	1970	1996
One North Capital	One North Capital	Office		1,439	9,696	20	1,439	9,717	11,156	1,349	1980	1998
Park 100	Silver Burdett	Industrial		1,414	13,859	(0)	1,667	13,606	15,273	2,941	1994	1995
Park 100	Park 100 Bldg 98	Industrial		273	8,336	1,551	273	9,886	10,159	2,042	1968	1994

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Park 100	Park 100 Bldg 100	Industrial		103	2,482	512	103	2,994	3,098	803	1995	1995
Park 100	Park 100 Bldg 107	Industrial		99	1,709	111	99	1,821	1,920	377	1984	1995
Park 100	Park 100 Bldg 109	Industrial		240	1,850	53	246	1,897	2,143	806	1985	1986
Park 100	Park 100 Bldg 116	Office		341	3,224	175	348	3,391	3,739	1,163	1988	1988
Park 100	Park 100 Bldg 118	Office		226	2,433	447	230	2,876	3,106	770	1988	1993
Park 100	Park 100 Bldg 119	Office		388	3,736	1,310	500	4,933	5,433	1,285	1989	1993
Park 100	Park 100 Bldg 122	Industrial		284	3,763	192	290	3,950	4,239	1,021	1990	1993
Park 100	Park 100 Bldg 124	Office		227	2,760	1	227	2,761	2,989	181	1992	2002
Park 100	Park 100 Bldg 127	Industrial		96	1,944	302	96	2,246	2,342	618	1995	1995
Park 100	Ups Parking	Grounds		270	—	0	270	—	270	51		1997
Park 100	Norgate Ground Lease	Grounds		51	—	0	51	—	51	—		1995
Park 100	Zollman Ground Lease	Grounds		115	—	(0)	115	—	115	—		1994
Park 100	Becton Dickinson Lot	Grounds		—	—	13	13	—	13	5		1993
Park Fletcher	Park Fletcher Bldg 14	Industrial		76	740	65	76	805	881	165	1978	1996
Parkwood Crossing	One Parkwood	Office		1,018	10,247	390	1,028	10,627	11,654	2,130	1989	1995
Parkwood Crossing	Two Parkwood	Office		861	7,652	40	871	7,683	8,554	2,442	1996	1996
Parkwood Crossing	Three Parkwood	Office		1,377	9,811	253	1,387	10,055	11,441	2,264	1997	1997
Parkwood Crossing	Four Parkwood	Office		1,489	11,226	0	1,537	11,179	12,716	2,206	1998	1998
Parkwood Crossing	Five Parkwood	Office		1,485	13,690	445	1,528	14,093	15,620	3,001	1999	1999
Parkwood Crossing	Six Parkwood	Office		1,960	15,700	363	1,960	16,063	18,023	2,064	2000	2000
Parkwood Crossing	Parkwood Crossing East Bldg 8	Office		5,593	14,800	—	5,593	14,800	20,393	279	2002	2002
Woodfield	Two Woodfield Crossing	Office		719	9,516	1,218	733	10,719	11,452	2,846	1987	1993
Woodfield	Three Woodfield Crossing	Office		3,767	21,323	2,930	3,843	24,177	28,020	6,733	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office		290	4,630	635	320	5,235	5,555	1,248	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office		271	3,644	827	297	4,444	4,741	731	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office		1,227	4,455	72	1,227	4,527	5,754	710	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office		715	7,288	155	715	7,443	8,159	914	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office		768	10,002	—	768	10,002	10,770	277	2002	2002

JACKSONVILLE, FLORIDA

KENNESAW, GEORGIA
Town Point	3391 Town Point Drive	Office		797	8,474	1,155	797	9,629	10,426	1,897	1999	1999

LAKE FOREST, ILLINOIS
Bradley Business Center	Ballard Drive Building	Industrial		186	1,761	299	186	2,060	2,246	289	1985	1998
Bradley Business Center	Laurel Drive Building	Industrial		98	913	53	98	965	1,064	140	1981	1998
Bradley Business Center	13825 W. Laurel Dr.	Industrial		750	1,886	916	750	2,803	3,553	514	1978	1999
Conway Park	One Conway Park	Office		1,901	18,399	944	1,901	19,344	21,245	3,188	1989	1998

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office		1,087	11,546	200	1,087	11,746	12,833	2,574	1998	1999
Northpoint	Northpoint Center II	Office		1,202	10,891	71	1,202	10,962	12,164	1,818	1999	2000
Northpoint	Northpoint III	Office		1,552	11,034	25	1,552	11,059	12,611	901	2001	2001
Northpoint	Northpoint IV	Office		1,605	8,583	1,029	1,605	9,612	11,217	85	2002	2002
Technology Park	Technology Park I	Industrial		641	3,530	210	640	3,742	4,382	498	1986	1999
Technology Park	Technology Park II	Industrial		835	4,318	280	835	4,598	5,433	581	1998	1999
Technology Park	Technology Park III	Industrial		477	3,859	113	477	3,972	4,449	527	1998	1999
Technology Park	Technology Park IV	Industrial		669	2,930	285	669	3,215	3,884	462	1999	1999
Technology Park	Technology Park V	Industrial		547	2,900	244	547	3,143	3,691	386	1999	1999

LAKELAND, FLORIDA
Lakeland Interstate Park	Lakeland Interstate Park I	Industrial		864	4,267	290	864	4,557	5,421	269	2001	2001

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office		1,193	10,997	—	1,193	10,997	12,190	997	2000	2001
Hillside at Huntcrest	Huntcrest II	Office		927	11,550	—	927	11,550	12,477	1,300	2000	2001
Hillside at Huntcrest	Huntcrest III	Office		1,358	12,956	—	1,358	12,956	14,313	439	2001	2002

LEBANON, INDIANA
Lebanon Bus. Park	Lebanon Building 4	Industrial		305	9,717	90	305	9,806	10,111	1,608	1997	1997
Lebanon Bus. Park	Lebanon Building 9	Industrial		554	6,931	666	554	7,597	8,151	885	1999	1999
Lebanon Bus. Park	Lebanon Building 11	Industrial		480	5,202	—	480	5,202	5,682	129	2003	2003
Lebanon Bus. Park	Lebanon Bldg 13	Industrial		561	6,579	—	561	6,579	7,140	27	2003	2003

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Lebanon Bus. Park	Lebanon Bldg 12	Industrial		1,517	16,929	—	1,517	16,929	18,447	—	2002	2002

LEWIS CENTER, OHIO
Orange Point Commerce Park	Orange Point #73	Industrial		551	3,281	232	551	3,514	4,065	315	2001	2001
Orange Point Commerce Park	Orange Point 144	Industrial		886	4,970	19	886	4,989	5,875	506	2001	2001

MARIETTA, GEORGIA
Franklin Forest	805 Franklin Court	Industrial		313	1,937	58	313	1,994	2,308	232	1983	1999
Franklin Forest	810 Franklin Court	Industrial		255	1,658	64	255	1,722	1,976	204	1983	1999
Franklin Forest	811 Livingston Court	Industrial		193	1,428	264	193	1,691	1,884	242	1983	1999
Franklin Forest	825 Franklin Court	Industrial		358	562	1,118	358	1,681	2,038	252	1983	1999
Franklin Forest	830 Franklin Court	Industrial		133	759	28	133	787	920	87	1983	1999
Franklin Forest	835 Franklin Court	Industrial		393	637	1,023	393	1,659	2,053	253	1983	1999
Franklin Forest	840 Franklin Court	Industrial		242	893	6	242	899	1,140	100	1983	1999
Franklin Forest	821 Livingston Court	Industrial		145	975	100	145	1,076	1,221	130	1983	1999
Franklin Forest	841 Livingston Court	Industrial		275	2,736	6	275	2,743	3,017	306	1983	1999
Northwest Business Center	1335 Capital Circle	Industrial		416	2,112	136	416	2,247	2,664	257	1985	1999
Northwest Business Center	1337-41-51 Capital Circle	Industrial		558	5,364	773	558	6,138	6,695	770	1985	1999
Northwest Business Center	2260 Northwest Parkway	Industrial		320	1,826	693	320	2,518	2,838	322	1982	1999
Northwest Business Center	2252 Northwest Parkway	Industrial		92	982	85	92	1,066	1,158	131	1982	1999
Northwest Business Center	2242 Northwest Parkway	Industrial		175	1,444	142	175	1,586	1,760	184	1982	1999
Northwest Business Center	2256 Northwest Parkway	Industrial		85	916	108	85	1,024	1,108	129	1982	1999
Northwest Business Center	2244 Northwest Parkway	Industrial		47	492	67	47	559	606	79	1982	1999
Northwest Business Center	2150 Northwest Parkway	Industrial		294	3,087	206	294	3,292	3,587	414	1982	1999
Northwest Business Center	2152 Northwest Parkway	Industrial		161	1,637	72	161	1,709	1,871	200	1982	1999
Northwest Business Center	2130 Northwest Parkway	Industrial		353	2,885	406	353	3,291	3,644	418	1982	1999
Northwest Business Center	2270 Northwest Parkway	Industrial	1,676	483	3,887	393	483	4,279	4,762	493	1988	1999
Northwest Business Center	2275 Northwest Parkway	Industrial	1,108	327	2,641	167	327	2,808	3,135	326	1988	1999

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office		3,549	30,135	2,695	3,954	32,424	36,378	5,297	1991	1997
Riverport Business Park	Riverport Distribution A	Industrial		242	2,256	110	242	2,367	2,608	376	1990	1997
Riverport Business Park	Express Scripts HQ	Office		2,285	12,476	190	2,285	12,666	14,951	3,234	1999	1999
Riverport Business Park	Riverport 1	Industrial		900	4,423	107	900	4,531	5,430	1,547	1999	1999
Riverport Business Park	Riverport 2	Industrial		1,238	7,020	2	1,238	7,022	8,260	2,119	2000	2000
Riverport Business Park	Riverport 3	Industrial		1,269	4,541	1,230	1,269	5,771	7,040	489	2001	2001
Riverport Distribution	Express Scripts Service Center	Industrial		1,197	8,786	172	1,197	8,958	10,155	1,474	1992	1997
West Port Center	Westport Center I	Industrial		1,707	5,907	0	1,707	5,908	7,614	1,079	1998	1998
West Port Center	Westport Center II	Industrial		915	2,885	226	914	3,112	4,026	1,048	1998	1998
West Port Center	Westport Center III	Industrial		1,207	2,995	442	1,206	3,438	4,644	677	1998	1999

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Bldg 1	Office		1,493	14,417	690	1,493	15,107	16,600	3,487	1999	1999
Deerfield Crossing	Deerfield Crossing Bldg 2	Office		1,069	14,191	170	1,069	14,361	15,430	1,747	2001	2001
Governor’s Pointe	Governor’s Pointe 4770	Office		586	7,996	120	596	8,106	8,702	3,052	1986	1988
Governor’s Pointe	Governor’s Pointe 4700	Industrial		584	5,847	20	595	5,856	6,451	2,181	1987	1988
Governor’s Pointe	Governor’s Pointe 4900	Industrial		654	4,378	256	673	4,615	5,288	1,650	1987	1989
Governor’s Pointe	Governor’s Pointe 4705	Office		719	7,940	2,317	987	9,990	10,976	3,223	1988	1993
Governor’s Pointe	Governor’s Pointe 4605	Office		630	17,727	824	909	18,272	19,181	4,700	1990	1993
Governor’s Pointe	Governor’s Pointe 8990	Office		594	6,165	436	594	6,601	7,195	2,002	1997	1997
Governor’s Pointe	Governor’s Pointe 4660	Office		385	4,811	0	529	4,667	5,196	990	1997	1997
Governor’s Pointe	Governor’s Pointe 4680	Office		1,115	8,644	82	1,115	8,726	9,841	2,085	1998	1998
Governor’s Pointe	Governor’s Pointe 4690	Office		907	3,469	6	907	3,474	4,381	246	2002	2002
Governors Pointe Retail	Bigg’s Supercenter	Retail		2,107	9,979	54	4,227	7,912	12,139	2,125	1996	1996
Governors Pointe Retail	Lowes	Retail		3,750	6,569	216	3,750	6,784	10,534	1,807	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	Landerbrook Corp. Center One	Office		1,807	10,700	(0)	1,808	10,699	12,507	2,422	1997	1997
Landerbrook Corporate Ctr	Landerbrook Corp. Center Two	Office		1,382	10,175	1,620	1,382	11,795	13,177	2,368	1998	1998
Landerbrook Corporate Ctr	Landerbrook Corp. Center Three	Office		1,528	8,545	4,313	1,684	12,701	14,385	869	2000	2001

MCDONOUGH, GEORGIA
Liberty Dist. Center	120 Declaration Drive	Industrial		615	8,603	32	615	8,635	9,250	974	1997	1999
Liberty Dist. Center	Liberty III	Industrial		2,273	14,543	423	2,273	14,966	17,240	1,215	2001	2001

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	1,957	864	5,054	281	864	5,335	6,199	862	1979	1997

MIDDLETOWN, OHIO

MILFORD, OHIO
Park 50	Park 50 Bldg 17	Office		500	5,488	285	510	5,763	6,273	2,458	1985	1986
Park 50	Park 50 Bldg 20	Industrial		461	7,077	0	469	7,069	7,538	3,107	1987	1988
Park 50	Park 50 Bldg 25	Industrial		1,161	4,146	680	1,184	4,802	5,986	1,325	1989	1993

MINNEAPOLIS, MINNESOTA
Broadway Business Center	Broadway Business Ctr III	Industrial		140	817	64	144	877	1,021	126	1983	1998
Broadway Business Center	Broadway Business Ctr IV	Industrial		194	1,163	204	200	1,360	1,560	259	1983	1998
Broadway Business Center	Broadway Business Ctr VI	Industrial		433	2,527	578	447	3,091	3,538	497	1983	1998
Broadway Business Center	Broadway Business Ctr VII	Industrial		233	1,377	82	241	1,451	1,692	205	1983	1998
Minneapolis	Chilies Ground Lease	Grounds		921	—	69	990	—	990	2	1998
Minneapolis	Olive Garden Ground Lease	Grounds		921	—	(0)	921	—	921	—	1998
10801 Red Circle Drive	10801 Red Circle Dr.	Office		527	3,478	701	527	4,179	4,706	1,460	1977	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial		660	5,458	304	660	5,763	6,422	801	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial		1,327	8,464	780	1,351	9,220	10,571	1,261	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Industrial		1,318	8,241	420	1,342	8,637	9,979	1,181	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial		975	5,407	331	991	5,722	6,713	660	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial		1,739	12,278	102	1,773	12,346	14,119	1,378	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office		760	6,322	973	778	7,277	8,055	822	1999	1999
Perimeter Park	3000 Perimeter Park Dr	Industrial	1,801	482	3,165	595	491	3,751	4,242	532	1989	1999
Perimeter Park	2900 Perimeter Park Dr	Industrial	1,361	235	2,346	582	241	2,921	3,162	448	1990	1999
Perimeter Park	2800 Perimeter Park Dr	Industrial	2,501	777	4,940	177	791	5,103	5,894	617	1992	1999
Perimeter Park	100 Perimeter Park Drive	Industrial		477	3,250	524	477	3,774	4,251	439	1987	1999
Perimeter Park	200 Perimeter Park Drive	Industrial		567	3,160	79	567	3,239	3,806	384	1987	1999
Perimeter Park	300 Perimeter Park Drive	Industrial		567	3,159	129	567	3,288	3,855	392	1986	1999
Perimeter Park	400 Perimeter Park Drive	Industrial	3,740	486	4,470	104	486	4,574	5,060	540	1983	1999
Perimeter Park	500 Perimeter Park Drive	Industrial		522	4,421	113	522	4,534	5,056	559	1985	1999
Perimeter Park	800 Perimeter Park Drive	Industrial	2,765	405	3,321	1,664	405	4,985	5,390	624	1984	1999
Perimeter Park	900 Perimeter Park Drive	Industrial		629	1,918	1,037	629	2,955	3,584	355	1982	1999
Perimeter Park	1000 Perimeter Park Drive	Industrial		405	3,268	948	405	4,217	4,622	605	1982	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial		777	6,056	465	794	6,504	7,298	761	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office		666	4,614	351	974	4,658	5,632	561	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office		1,148	10,424	368	1,177	10,763	11,940	1,280	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office		1,463	10,160	295	1,492	10,426	11,918	1,242	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office		907	5,751	156	970	5,844	6,814	689	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office		788	5,860	574	842	6,380	7,222	986	1997	1999
Perimeter Park	1700 Perimeter Center West	Office		1,230	10,808	322	1,260	11,100	12,360	1,231	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office		540	13,328	154	574	13,447	14,022	1,531	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office		1,575	12,528	1,001	1,612	13,492	15,104	2,035	2000	1999
Perimeter Park	5200 East Paramount	Office		1,748	17,829	228	1,797	18,008	19,805	2,771	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office		755	13,022	2	755	13,024	13,779	1,831	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial		662	3,222	948	662	4,170	4,832	314	2001	2001
Perimeter Park	5200 West Paramount	Office		1,831	13,288	15	1,831	13,303	15,134	973	2000	2001
Perimeter Park	2450 Perimeter Park	Office		669	4,003	0	669	4,003	4,672	547	2001	2001
Research Triangle Ind. Ctr	409 Airport Blvd Bldg A	Industrial	763	296	1,291	2	300	1,289	1,588	151	1983	1999
Research Triangle Ind. Ctr	409 Airport Blvd Bldg B	Industrial	476	175	772	34	177	804	981	102	1986	1999
Research Triangle Ind. Ctr	409 Airport Blvd bldg C	Industrial	1,553	185	2,856	199	193	3,047	3,240	373	1982	1999
Woodlake Center	100 Innovation Avenue	Industrial		633	4,014	261	633	4,275	4,908	583	1994	1999
Woodlake Center	101 Innovation Ave	Industrial		615	4,106	98	615	4,203	4,818	492	1997	1999
Woodlake Center	200 Innovation Drive	Industrial		357	4,513	23	357	4,536	4,893	687	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial		640	7,107	47	640	7,154	7,794	1,564	1999	1999
Woodlake Center	1000 Innovation	Industrial		514	2,927	1	514	2,928	3,442	134	1996	2002
Woodlake Center	1200 Innovation	Industrial		740	5,914	—	740	5,914	6,654	243	1996	2002

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial		1,723	5,553	—	1,723	5,553	7,276	66	2003	2003

NASHVILLE, TENNESSEE
Airpark Business Center	1420 Donelson Pike	Industrial	550	1,331	5,417	626	1,357	6,017	7,374	801	1985	1999
Airpark Business Center	1410 Donelson Pike	Industrial	631	1,411	6,917	155	1,411	7,073	8,484	828	1986	1999
Airpark Business Center	1400 Donelson Pike	Industrial	492	1,276	5,057	269	1,276	5,327	6,603	713	1996	1999
Airpark Business Center	400 Airpark Center	Industrial	1,752	419	2,188	8	419	2,196	2,615	258	1989	1999
Airpark Business Center	500 Airpark Center Dr.	Industrial	2,880	923	2,465	909	923	3,374	4,297	480	1988	1999
Airpark Business Center	600 Airport Center Dr	Industrial	2,782	729	3,341	52	729	3,393	4,122	387	1990	1999
Airpark Business Center	700 Airpark Center Dr.	Industrial	2,702	801	2,849	359	801	3,209	4,010	380	1992	1999
Airpark Business Center	800 Airpark Center Dr.	Industrial	2,478	924	4,021	241	924	4,263	5,187	548	1995	1999
Airpark Business Center	900 Airpark Center Dr	Industrial	2,008	798	3,424	205	798	3,630	4,427	458	1995	1999
Airpark Business Center	1000 Airpark Center Dr.	Industrial		1,300	9,650	26	1,300	9,676	10,976	1,088	1997	1999
Airpark Business Center	5270 Harding place	Industrial	1,111	535	2,501	8	535	2,509	3,045	283	1996	1999
Airpark Business Center	1415 Donelson Pike	Industrial	3,806	1,308	8,822	230	1,308	9,052	10,361	1,010	1996	1999
Airpark Business Center	1413 Donelson Pike	Industrial	1,235	549	2,751	37	549	2,788	3,336	318	1996	1999
Airpark Business Center	5233 Harding Place	Industrial		628	3,084	9	628	3,093	3,721	574	1998	1999
Airpark East	Airpark East-Eagle Bldg	Industrial		1,564	3,341	677	1,564	4,018	5,582	106	2001	2002
Cumberland Business Center	Cumberland Business Center I	Industrial		1,461	6,958	(0)	1,461	6,958	8,419	1,255	1999	1999
Four-Forty Business Center	700 Melrose Avenue	Industrial	3,326	938	6,481	1	938	6,481	7,420	724	1997	1999
Four-Forty Business Center	684 Melrose Ave	Industrial		1,812	7,605	392	1,812	7,997	9,809	1,060	1998	1999
Four-Forty Business Center	782 Melrose Avenue	Industrial		1,522	5,766	260	1,522	6,027	7,549	738	1997	1999
Four-Forty Business Center	784 Melrose Ave.	Industrial		471	3,331	517	471	3,847	4,319	653	1999	1999
Greenbriar	Greenbriar Business Park	Industrial		1,445	5,199	620	1,445	5,819	7,264	1,329	1986	1994
Haywood Oaks	Haywood Oaks Bldg 2	Industrial		395	1,932	106	395	2,039	2,433	510	1988	1993
Haywood Oaks	Haywood Oaks Bldg 3	Industrial		346	1,763	360	346	2,123	2,470	587	1988	1993
Haywood Oaks	Haywood Oaks Bldg 4	Industrial		435	2,115	209	435	2,325	2,760	665	1988	1993
Haywood Oaks	Haywood Oaks Bldg 5	Industrial		629	3,075	103	629	3,179	3,808	803	1988	1993
Haywood Oaks	Haywood Oaks Bldg 6	Industrial		924	6,394	383	946	6,756	7,701	1,707	1989	1993
Haywood Oaks	Haywood Oaks Bldg 7	Industrial		456	1,864	261	456	2,125	2,581	449	1995	1995
Haywood Oaks	Haywood Oaks Bldg 8	Industrial		617	3,536	78	751	3,480	4,231	916	1997	1997
Haywood Oaks East	Haywood Oaks East	Industrial		969	5,883	248	969	6,131	7,100	1,009	2000	2000
Lakeview Place	Three Lakeview	Office		2,126	13,966	1,619	2,126	15,585	17,711	2,445	1999	1999
Lakeview Place	One Lakeview Place	Office		2,046	11,852	1,418	2,123	13,193	15,316	2,023	1986	1998
Lakeview Place	Two Lakeview Place	Office		2,046	11,883	1,040	2,046	12,924	14,970	2,105	1988	1998
Metro Center	545 Mainstream Dr.	Office		847	6,326	494	847	6,821	7,668	858	1983	1999
Metro Center	566 Mainstream Dr.	Industrial		454	3,937	496	454	4,433	4,887	571	1982	1999
Metro Center	621 Mainstream Dr.	Industrial		428	2,868	223	428	3,092	3,519	359	1984	1999
Metro Center	Riverview Business Center I	Industrial		497	2,862	58	497	2,921	3,418	510	2000	2000
Metro Center	Riverview Business Center II	Industrial		685	2,723	203	685	2,927	3,612	310	2001	2001
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial		1,180	4,836	168	1,190	4,994	6,184	1,295	1999	1999
Metropolitan Airport Center	Metro Airport Bus Ctr C	Industrial		1,053	6,615	111	1,053	6,726	7,779	447	2001	2001
Nashville Business Center	3300 Briley Park Blvd	Industrial		936	6,603	0	936	6,603	7,539	1,099	1997	1999
Grassmere	Powertel Pk Lot at Grassmere	Grounds		1,050	—	—	1,050	—	1,050	—	2003	2003
Royal Parkway Center	2515 Perimeter Park	Industrial		731	4,766	201	734	4,963	5,698	556	1990	1999
Royal Parkway Center	500 Royal Parkway	Industrial		603	4,644	8	603	4,652	5,255	520	1990	1999

NEW HOPE, MINNESOTA

NORCROSS, GEORGIA
Gwinnett Park	1750 Beaver Ruin	Industrial		640	6,793	427	640	7,220	7,860	873	1997	1999
Gwinnett Park	4258 Communications Drive	Industrial		29	2,388	116	29	2,504	2,533	277	1981	1999
Gwinnett Park	4291 Communications Drive	Industrial		4	1,467	75	16	1,531	1,546	168	1981	1999
Gwinnett Park	1826 Doan Way	Industrial		51	3,065	122	51	3,187	3,238	408	1984	1999
Gwinnett Park	1650 International Blvd	Industrial		69	2,211	641	75	2,847	2,921	334	1984	1999
Gwinnett Park	4245 International Blvd	Industrial		192	10,874	(0)	192	10,874	11,066	1,216	1985	1999
Gwinnett Park	4250 International Blvd	Industrial		193	3,042	140	216	3,159	3,375	350	1986	1999
Gwinnett Park	4295 International Blvd	Industrial		58	2,330	35	58	2,365	2,423	264	1984	1999
Gwinnett Park	4320 International Blvd	Industrial		44	2,058	391	54	2,439	2,493	250	1984	1999
Gwinnett Park	4350 International Blvd	Industrial		78	3,061	354	78	3,416	3,493	391	1982	1999
Gwinnett Park	4355 International Blvd	Industrial		233	2,969	264	233	3,233	3,467	463	1983	1999
Gwinnett Park	4405A International Blvd	Industrial		97	2,680	768	97	3,448	3,545	639	1984	1999
Gwinnett Park	4405B International Blvd	Industrial		118	3,900	233	137	4,114	4,251	485	1984	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Gwinnett Park	4405C International Blvd	Industrial		21	800	82	21	883	904	101	1984	1999
Gwinnett Park	1858 Meca Way	Industrial		20	1,828	171	27	1,991	2,019	247	1975	1999
Gwinnett Park	4316 Park Drive	Industrial		262	1,424	206	262	1,629	1,892	179	1980	1999
Gwinnett Park	4357 Park Drive	Industrial		12	2,251	417	12	2,669	2,680	372	1979	1999
Gwinnett Park	4366 Park Drive	Office		6	205	312	22	502	524	59	1981	1999
Gwinnett Park	4386 Park Drive	Industrial		17	986	411	17	1,397	1,415	187	1973	1999
Gwinnett Park	4436 Park Drive	Industrial		18	2,279	36	26	2,306	2,333	257	1968	1999
Gwinnett Park	4437 Park Drive	Industrial		21	2,644	206	21	2,850	2,871	346	1978	1999
Gwinnett Park	4467 Park Drive	Industrial		6	1,630	95	6	1,725	1,731	214	1978	1999
Gwinnett Park	4487 Park Drive	Industrial		6	3,407	374	6	3,781	3,787	486	1978	1999
Gwinnett Park	1835 Shackleford Court	Office		29	6,309	711	29	7,020	7,049	841	1990	1999
Gwinnett Park	1854 Shackleford Road	Office		52	10,387	1,067	52	11,454	11,506	1,596	1985	1999
Gwinnett Park	4274 Shackleford Road	Industrial		27	3,626	184	32	3,805	3,837	437	1974	1999
Gwinnett Park	4275 Shackleford Court	Office	384	8	2,125	451	12	2,573	2,584	322	1985	1999
Gwinnett Park	4344 Shackleford Road	Industrial		286	2,221	196	293	2,410	2,702	390	1975	1999
Gwinnett Park	4355 Shackleford Road	Industrial		7	1,904	141	70	1,983	2,053	643	1972	1999
Gwinnett Park	4364 Shackleford Road	Industrial		9	982	6	9	987	997	110	1973	1999
Gwinnett Park	4366 Shackleford Road	Industrial		20	2,567	315	26	2,875	2,901	417	1981	1999
Gwinnett Park	4388 Shackelford Road	Industrial		33	4,002	395	43	4,387	4,430	472	1981	1999
Gwinnett Park	4444 Shackleford Road	Industrial		31	2,632	358	31	2,989	3,021	439	1979	1999
Gwinnett Pavilion	1505 Pavillion Place	Industrial		448	3,996	530	455	4,519	4,974	976	1988	1999
Gwinnett Pavilion	3883 Steve Reynolds Blvd.	Industrial		612	4,928	27	612	4,955	5,567	553	1990	1999
Gwinnett Pavilion	3890 Steve Reynolds Blvd	Industrial		519	3,026	0	519	3,026	3,545	341	1991	1999
Gwinnett Pavilion	3950 Steve Reynolds Blvd.	Industrial		684	2,825	79	684	2,903	3,588	334	1992	1999
Northeast I85	5755 Peachtree Industrial Blvd	Office		800	3,652	229	800	3,881	4,681	434	1997	1999
Northeast I85	5765 Peachtree Industrial Blvd	Industrial		521	4,671	0	521	4,671	5,192	523	1997	1999
Northeast I85	5775 Peachtree Industrial Blvd	Industrial		521	4,695	36	521	4,730	5,251	543	1997	1999
Northwoods	2915 Courtyards Drive	Industrial		268	1,967	42	268	2,009	2,276	226	1986	1999
Northwoods	2925 Courtyards Drive	Industrial		333	3,243	291	333	3,534	3,867	367	1986	1999
Northwoods	2975 Courtyards Drive	Industrial		144	1,268	260	144	1,528	1,672	167	1986	1999
Northwoods	2995 Courtyards Drive	Industrial		109	894	6	109	900	1,010	100	1986	1999
Northwoods	2725 Northwoods Pkwy	Industrial		440	2,575	661	440	3,236	3,676	441	1984	1999
Northwoods	2755 Northwoods Pkwy	Industrial		249	2,887	150	249	3,037	3,286	351	1986	1999
Northwoods	2775 Northwoods Pkwy	Industrial		322	2,431	145	322	2,576	2,898	273	1986	1999
Northwoods	2850 Colonnades Court	Industrial		562	5,294	106	562	5,399	5,961	591	1988	1999
Northwoods	3040 Northwoods Pkwy	Industrial		298	1,806	311	298	2,117	2,415	290	1984	1999
Northwoods	3044 Northwoods Circle	Industrial		167	718	150	167	868	1,035	85	1984	1999
Northwoods	3055 Northwoods Pkwy	Industrial		213	1,560	110	213	1,670	1,883	260	1985	1999
Northwoods	3075 Northwoods Pkwy	Industrial		374	2,872	133	374	3,005	3,379	379	1985	1999
Northwoods	3100 Northwoods Pkwy	Industrial		393	2,550	157	393	2,707	3,100	290	1985	1999
Northwoods	3155 Northwoods Pkwy	Industrial		331	2,511	12	331	2,522	2,854	281	1985	1999
Northwoods	3175 Northwoods Pkwy	Industrial		250	2,076	42	250	2,118	2,368	233	1985	1999
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial		500	3,671	18	500	3,689	4,189	412	1998	1999
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial		500	2,951	38	500	2,989	3,489	335	1998	1999
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial		525	2,371	534	525	2,905	3,430	329	1998	1999

NORTHLAKE, ILLINOIS
Northlake	Northlake I	Industrial		5,721	10,792	—	5,721	10,792	16,513	400	2002	2002

NORTH OLMSTED, OHIO
Great Northern Corp Center	Great Northern Corp Center I	Office		1,048	7,182	662	1,040	7,852	8,892	1,571	1985	1996
Great Northern Corp Center	Great Northern Corp Center II	Office		1,048	7,262	891	1,048	8,153	9,201	1,762	1987	1996
Great Northern Corp Center	Great Northern Corp Center III	Office		604	5,732	856	604	6,588	7,192	1,551	1999	1999

OLIVETTE, MISSOURI
I-170 Center	I-170 Center	Industrial		950	4,206	679	1,018	4,816	5,834	989	1986	1996
Warson Commerce Center	Warson Commerce Center	Industrial		749	5,426	486	749	5,911	6,660	903	1987	1998

ORLANDO, FLORIDA
Business Centre at Lee Vista	Lee Vista Distribution Ctr I	Industrial		819	4,559	436	819	4,995	5,814	1,383	1998	1999
Business Centre at Lee Vista	Lee Vista Distribution Ctr II	Industrial		740	3,945	12	740	3,957	4,697	832	1999	2000
Business Centre at Lee Vista	Lee Vista Service Center I	Industrial		926	2,357	627	926	2,984	3,910	202	2000	2001
Business Centre at Lee Vista-Gen	Lee Vista Distrib. Center III	Industrial		841	3,580	167	841	3,748	4,588	163	2001	2002
Liberty Park @ Southcenter	Southcenter I-Brede/Allied BTS	Industrial		2,489	4,469	—	2,489	4,469	6,959	115	2002	2002

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg B	Industrial		565	4,906	22	565	4,927	5,492	552	1996	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg A	Industrial		493	4,557	22	493	4,579	5,072	520	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg D	Industrial		593	4,142	0	593	4,142	4,735	477	1998	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg E	Industrial		649	4,667	158	649	4,826	5,474	548	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg F	Industrial		1,030	5,543	916	1,030	6,459	7,489	954	1999	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg H	Industrial		725	3,962	4	725	3,966	4,691	434	2000	2000
Parksouth Dist. Center	Chase BTS-Orlando	Industrial		598	2,049	1,168	669	3,146	3,815	147	2000	2001
Parksouth Dist. Center	Parksouth-Benjamin Moore BTS	Industrial		708	2,070	—	708	2,070	2,778	48	2003	2003

PARK RIDGE, ILLINOIS
Oakmont Corporate Center	O’Hare Corporate Centre	Office		1,476	8,819	—	1,476	8,819	10,295	—	1985	2003

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office		1,696	11,484	2,092	1,698	13,575	15,272	2,470	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	6,168	1,104	11,190	10	1,104	11,200	12,304	1,089	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial		1,387	9,691	0	1,387	9,691	11,078	1,091	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial		2,016	12,415	—	2,016	12,415	14,431	170	2002	2002

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office		1,527	5,849	706	1,527	6,555	8,082	829	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office		1,181	11,236	65	1,181	11,301	12,482	1,515	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake	Medicine Lake Indus. Center	Industrial	3,352	1,158	6,701	838	1,145	7,551	8,696	1,325	1970	1997
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial		428	2,450	622	431	3,068	3,499	501	1986	1998
Plymouth Service Center	Plymouth Service Center	Industrial		345	2,009	742	351	2,745	3,096	615	1978	1999
Westpoint Buildings	Westpoint Business Ctr	Office		98	573	292	114	848	963	168	1978	1999
Westpoint Buildings	Westpoint Bldg B&C	Industrial		370	2,149	526	370	2,674	3,045	495	1978	1999
Westpoint Buildings	Westpoint Bldg D&E	Industrial		362	2,111	733	362	2,844	3,206	683	1978	1999

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office		1,242	6,199	84	1,242	6,283	7,525	798	2000	2000
Centerview	Centerview 5540	Office		773	6,307	—	773	6,307	7,079	41	1986	2003
Centerview	Centerview 5565	Office		513	4,831	—	513	4,831	5,344	33	1999	2003
Centerview	Centerview 5580	Office		768	5,675	—	768	5,675	6,443	39	1987	2003
Crabtree Overlook	Crabtree Overlook	Office		2,164	20,949	—	2,164	20,949	23,113	1,617	2000	2001
Interchange Plaza	6525 West Campus Oval	Office		842	3,451	1,917	881	5,329	6,210	332	1993	1999
Interchange Plaza	801 Jones Franklin Rd	Office	4,963	1,351	7,800	251	1,351	8,051	9,402	900	1995	1999
Interchange Plaza	5520 Capital Ctr. Dr	Office		842	4,412	507	842	4,919	5,761	574	1993	1999
Spring Forest Business Center	3200 Spring Forest Road	Industrial		561	5,253	544	561	5,797	6,358	663	1986	1999
Spring Forest Business Center	3100 Spring Forest Road	Industrial		616	4,232	344	616	4,576	5,192	545	1992	1999
Spring Forest Business Center	Spring Forest Bus Center III	Office		462	3,124	309	462	3,433	3,895	189	2002	2002
Walnut Creek	Walnut Creek Business Park #1	Industrial		419	3,112	7	419	3,119	3,538	366	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial		456	3,790	31	456	3,821	4,277	346	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial		679	4,357	767	679	5,124	5,803	138	2001	2001

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial		917	5,217	—	917	5,217	6,133	252	1999	2002

ROSWELL, GEORGIA
Hembree Crest	11545 Wills Road	Industrial		1,225	6,479	158	1,225	6,637	7,862	733	1998	1999
Hembree Park	105 Hembree Park Drive	Industrial		288	1,796	302	288	2,098	2,386	265	1988	1999
Hembree Park	150 Hembree Park Drive	Industrial		824	3,761	242	824	4,003	4,827	505	1985	1999
Hembree Park	200 Hembree Park Drive	Industrial		160	2,064	154	160	2,219	2,379	259	1985	1999
Hembree Park	645 Hembree Parkway	Industrial		248	2,627	368	248	2,995	3,243	469	1986	1999
Hembree Park	655 Hembree Parkway	Industrial		248	2,762	258	248	3,020	3,268	358	1986	1999
Hembree Park	250 Hembree Park Drive	Industrial		686	5,269	422	686	5,690	6,376	659	1996	1999
Hembree Park	660 Hembree Park Drive	Industrial		785	5,083	365	785	5,449	6,233	608	1998	1999
Hembree Park	245 Hembree Park Drive	Industrial		616	6,388	653	616	7,041	7,657	1,478	1999	1999
Mansell Commons	993 Mansell Road	Industrial		136	1,288	(0)	136	1,288	1,424	144	1987	1999
Mansell Commons	995 Mansell Road	Industrial		80	917	52	80	970	1,050	129	1987	1999
Mansell Commons	997 Mansell Road	Industrial		72	666	48	72	714	786	96	1987	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Mansell Commons	999 Mansell Road	Industrial		104	955	9	104	965	1,069	107	1987	1999
Mansell Commons	1003 Mansell Road	Industrial		136	1,365	121	136	1,486	1,622	214	1987	1999
Mansell Commons	1005 Mansell Road	Industrial		72	948	4	72	952	1,024	109	1987	1999
Mansell Commons	1007 Mansell Road	Industrial		168	2,135	278	168	2,412	2,580	328	1987	1999
Mansell Commons	1009 Mansell Road	Industrial		264	2,546	298	264	2,844	3,108	381	1986	1999
Mansell Commons	1011 Mansell Road	Industrial		256	2,662	395	256	3,057	3,313	462	1984	1999
North Meadow	1100 Northmeadow Parkway	Industrial		552	3,966	336	557	4,297	4,853	510	1989	1999
North Meadow	1150 Northmeadow Parkway	Industrial		464	3,239	169	464	3,408	3,872	443	1988	1999
North Meadow	1125 Northmeadow Parkway	Industrial		320	3,647	389	320	4,036	4,356	526	1987	1999
North Meadow	1175 Northmeadow Parkway	Industrial		328	3,418	509	328	3,927	4,255	532	1987	1999
North Meadow	1250 Northmeadow Parkway	Industrial		312	4,370	356	312	4,726	5,038	627	1989	1999
North Meadow	1225 Northmeadow Parkway	Industrial		336	3,518	262	336	3,780	4,116	480	1989	1999
North Meadow	1325 Northmeadow Parkway	Industrial		472	6,448	312	472	6,759	7,231	934	1990	1999
North Meadow	1335 Northmeadow Parkway	Industrial		946	8,195	237	946	8,432	9,378	964	1996	1999
North Meadow	11390 Old Roswell Road	Industrial		530	3,595	14	530	3,609	4,139	406	1997	1999
North Meadow	1400 Hembree Road	Industrial		545	3,267	41	545	3,308	3,853	374	1998	1999
North Meadow	Northmeadow BD IV	Industrial		694	5,702	1	694	5,702	6,396	609	1999	1999
North Meadow	Northmeadow Service Ctr V	Industrial		705	3,256	(0)	705	3,256	3,961	369	1999	1999
North Meadow	Northmeadow BD VI	Industrial		423	3,061	28	423	3,090	3,513	597	2000	2000
Northbrook	Northbrook Business Dist II	Industrial		267	2,228	575	267	2,804	3,071	240	2000	2000
Other North Central Prop.	10745 Westside Parkway	Office		925	7,177	291	925	7,469	8,394	937	1995	1999

SEVEN HILLS, OHIO
Rock Run	Rock Run - North	Office	3,455	837	5,654	457	878	6,069	6,948	1,239	1984	1996
Rock Run	Rock Run - Center	Office	4,483	1,046	6,991	913	1,087	7,863	8,951	1,856	1985	1996
Rock Run	Rock Run - South	Office	3,557	877	5,925	445	918	6,329	7,247	1,300	1986	1996

SHARONVILLE, OHIO
Enterprise Park	Enterprise Bldg 1	Industrial		1,030	6,038	217	1,051	6,234	7,285	1,568	1990	1993
Enterprise Park	Enterprise Bldg 2	Industrial		733	3,927	676	747	4,589	5,336	1,379	1990	1993
Enterprise Park	Enterprise Bldg A	Industrial		119	728	125	119	854	973	198	1987	1995
Enterprise Park	Enterprise Bldg B	Industrial		119	1,242	56	119	1,298	1,417	280	1988	1995
Enterprise Park	Enterprise Bldg D	Industrial		243	2,003	17	243	2,020	2,263	418	1989	1995
Mosteller Dist. Center	Mosteller Distribution Ctr I	Industrial		1,327	6,339	1,471	1,327	7,810	9,137	1,727	1957	1996
Mosteller Dist. Center	Mosteller Distribution Ctr II	Industrial		828	4,785	919	828	5,704	6,532	1,296	1997	1997
Perimeter Park	Perimeter Park Bldg A	Industrial		229	1,348	179	229	1,527	1,756	312	1991	1996
Perimeter Park	Perimeter Park Bldg B	Industrial		244	1,070	140	244	1,210	1,454	272	1991	1996

SOLON, OHIO
Fountain Parkway	Fountain Parkway Bldg 2	Industrial		1,138	8,773	37	1,138	8,810	9,948	1,180	1998	1999
Fountain Parkway	Fountain Parkway Bldg 1	Industrial		527	2,920	41	527	2,961	3,488	459	1997	1998
Solon	30600 Carter	Industrial		819	3,450	411	821	3,859	4,680	614	1971	1997
Solon	6230 Cochran	Industrial		600	2,505	714	602	3,218	3,820	849	1977	1997
Solon	5821 Harper	Industrial		554	2,312	249	555	2,560	3,115	472	1970	1997
Solon	6161 Cochran	Industrial		395	1,655	509	396	2,163	2,559	435	1978	1997
Solon	5901 Harper	Industrial		349	1,441	175	350	1,615	1,965	271	1970	1997
Solon	29125 Solon	Industrial		504	2,072	441	526	2,492	3,018	402	1980	1997
Solon	6661 Cochran	Industrial		244	1,017	114	245	1,130	1,375	183	1979	1997
Solon	6521 Davis	Industrial		128	537	124	128	660	788	102	1979	1997
Solon	30301 Carter Street	Industrial		650	5,000	425	650	5,425	6,075	1,087	1972	1999

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	Cedar Lake Business Center	Industrial		332	1,939	111	332	2,050	2,382	347	1976	1997
Minneapolis-West	1600 Tower	Office		2,321	31,931	3,605	2,321	35,536	37,857	4,333	2000	2000
North Plaza	North Plaza	Office		374	1,669	218	374	1,886	2,260	319	1966	1998
South Plaza	South Plaza	Office		397	1,736	167	397	1,903	2,300	358	1966	1998
Travelers Express Tower	Travelers Express Tower	Office		3,039	36,146	953	3,091	37,046	40,137	4,408	1987	1999
Novartis	Novartis Warehouse	Industrial		2,005	10,982	443	2,005	11,426	13,431	1,621	1960	1998
SW Submkt-Minneapolis West BC	5219 Building	Office		99	574	71	102	642	744	92	1965	1998

ST. LOUIS, MISSOURI
Clayton	Interco Corporate Tower	Office		6,150	37,279	365	6,150	37,644	43,794	1,096	1986	2002
Craig Park Center	Craig Park Center	Industrial		254	2,319	378	254	2,697	2,951	385	1984	1998
Earth City	3300 Pointe 70	Office	4,115	1,186	7,628	1,044	1,186	8,673	9,859	1,416	1989	1997

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Hawthorn Office Park	Hawthorn Office#1	Office		2,600	15,239	149	2,600	15,389	17,989	721	1997	2002
Lakeside Crossing	Lakeside Crossing I	Industrial		574	2,272	96	574	2,368	2,942	56	2001	2002
Lakeside Crossing	Lakeside Crossing III	Industrial		1,851	4,881	308	1,851	5,189	7,040	119	2001	2002
Lakeside Crossing	Lakeside Crossing 6	Industrial		1,074	2,125	387	1,074	2,513	3,586	92	2002	2002
Lakeside Crossing	Lakeside Crossing 2	Industrial		727	2,284	—	727	2,284	3,010	94	2002	2002
Laumeier Office Park	Laumeier I	Office		1,384	10,116	1,725	1,384	11,841	13,225	2,704	1987	1995
Laumeier Office Park	Laumeier II	Office		1,421	10,077	1,241	1,421	11,318	12,739	2,570	1988	1995
Laumeier Office Park	Laumeier IV	Office		1,029	7,414	853	1,029	8,267	9,296	1,357	1987	1998
Maryville Center	500-510 Maryville Centre	Office		3,402	24,823	985	3,402	25,808	29,209	4,123	1984	1997
Maryville Center	530 Maryville Centre	Office	6,834	2,219	15,770	1,403	2,219	17,173	19,392	2,992	1990	1997
Maryville Center	550 Maryville Centre	Office		1,996	12,561	28	1,996	12,589	14,585	1,957	1988	1997
Maryville Center	635-645 Maryville Centre	Office	10,674	3,048	18,511	337	3,048	18,849	21,897	3,012	1987	1997
Maryville Center	655 Maryville Centre	Office	6,930	1,860	13,295	55	1,860	13,350	15,210	2,061	1994	1997
Maryville Center	540 Maryville Centre	Office		2,219	14,980	492	2,219	15,472	17,691	2,627	1990	1997
Maryville Center	520 Maryville Centre	Office		2,404	16,051	41	2,404	16,092	18,497	3,302	1998	1999
Maryville Center	700 Maryville Centre	Office		4,556	28,715	20	4,556	28,735	33,291	3,650	1999	2000
Maryville Center	533 Maryville Centre	Office		3,230	17,996	43	3,230	18,038	21,268	1,838	2000	2000
Maryville Center	555 Maryville Centre	Office		3,226	15,799	99	3,226	15,898	19,124	821	2000	2001
Maryville Center	625 Maryville Centre	Office	5,983	2,509	11,158	44	2,509	11,201	13,710	701	1996	2002
Maryville Center Grounds	Maryville Center Grounds	Office		—	—	—	—	—	—	39	—	—
St. Louis Business Center	St. Louis Business Center A	Industrial		194	1,782	459	194	2,241	2,434	337	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial		250	2,290	1,054	250	3,344	3,594	702	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial		166	1,524	409	166	1,934	2,099	386	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial		168	1,542	376	168	1,918	2,086	341	1987	1998
Southridge	Southridge Business Center	Industrial		1,158	4,234	759	1,158	4,993	6,150	19	2002	2002
West Port Center	Westport Center IV	Industrial		1,440	5,553	(0)	1,440	5,553	6,993	994	2000	2000
West Port Center	Westport Center V	Industrial		493	1,602	(0)	493	1,602	2,095	305	1999	2000
West Port Center	Westport Place	Office		1,990	7,848	274	1,990	8,123	10,113	1,968	1999	2000
Westmark	Westmark	Office		1,497	10,941	2,391	1,488	13,342	14,830	3,584	1987	1995
Westview Place	Westview Place	Office		669	9,415	1,776	669	11,191	11,860	2,517	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office		1,718	6,740	—	1,718	6,740	8,458	—	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office		1,836	6,690	—	1,836	6,690	8,527	—	1985	2003

ST. PAUL, MINNESOTA
University Crossing	University Crossing	Industrial		874	5,072	807	911	5,842	6,753	1,005	1990	1998

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial		344	2,492	144	344	2,636	2,980	376	1985	1998

STRONGSVILLE, OHIO
Commerce Parkway	Commerce Parkway Bldg 1	Industrial		594	3,754	857	594	4,611	5,205	167	2002	2002
Dymet	Dyment	Industrial		816	5,390	39	816	5,429	6,245	890	1988	1997
Johnson Controls	Johnson Controls	Industrial		364	2,409	134	364	2,542	2,906	409	1972	1997
Park 82	Park 82 Bldg 2	Industrial		322	2,918	595	294	3,541	3,834	796	1998	1998
Park 82	Park 82 Bldg 1	Industrial		243	1,977	279	215	2,285	2,499	451	1998	1998
Park 82	Park 82 Bldg 3	Industrial		298	2,702	712	270	3,442	3,712	570	1999	1999
Park 82	Park 82 Bldg 4	Industrial		360	5,494	95	357	5,592	5,949	686	2000	2000
Park 82	Park 82 Bldg 5	Industrial		351	4,450	197	349	4,649	4,998	375	2000	2000
Srague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial		564	4,474	(0)	564	4,474	5,038	343	2000	2000

SUNRISE, FLORIDA
Sawgrass	Sawgrass Commerce Ctr Phase II	Office		1,147	5,961	(0)	1,147	5,961	7,108	897	2000	2001
Sawgrass	Sawgrass Pointe	Office		3,484	21,827	1,265	3,484	23,092	26,576	1,162	2001	2002

SUWANEE, GEORGIA

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial		483	2,666	8	487	2,669	3,156	304	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial		530	4,913	11	534	4,920	5,454	559	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial		334	2,778	39	338	2,814	3,151	315	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial		600	2,567	874	604	3,437	4,041	788	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial		488	3,548	57	488	3,606	4,093	409	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial		555	4,532	192	555	4,724	5,279	358	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial		394	4,046	503	394	4,548	4,942	589	2001	2001

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/03			Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Land	Buildings	to Acquisition	Land/Land Imp	Bldgs/TI	Total
Highland Oaks	Highland Oaks I	Office		1,525	14,217	426	1,525	14,643	16,168	2,598	1999	1999
Highland Oaks	Highland Oaks II	Office		1,605	11,886	1,474	1,605	13,360	14,965	1,528	1999	2000

TWINSBURG, OHIO
Enterprise Parkway	Enterprise Parkway #1	Industrial		198	1,593	191	198	1,784	1,982	243	1974	1998
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial		610	7,426	3	610	7,428	8,039	792	2000	2000

WEST CHESTER, OHIO
World Park Union Centre	World Park at Union Ctr 12	Industrial		306	3,484	3	306	3,488	3,793	678	2000	2000

WESTERVILLE, OHIO
Westerville Executive Campus	Liebert	Office		755	4,538	876	755	5,413	6,169	1,551	1999	1999

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial		1,501	8,750	445	1,703	8,993	10,696	1,186	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office		3,177	14,231	1,128	3,527	15,008	18,536	2,148	1990	1998

WOODLAWN, OHIO
Glenwood Crossing	Glenwood Crossing	Retail		3,651	1,402	77	3,651	1,478	5,130	308	1999	2000
	McDonalds Ground Lease	Grounds		480	—	—	480	—	480	—		2000
	Eliminations			—	—	(26,226)	(181)	(26,045)	(26,226)	(10,743)

			208,649	630,608	4,197,485	266,074	641,544	4,452,624	5,094,168	677,357

(1)          Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2003	2002	2001	2003	2002	2001

Balance at beginning of year	$4,846,355	$4,652,853	$4,570,563	$555,858	$425,721	$338,426
Acquisitions	233,248	137,706	13,927	—	—	—
Construction costs and tenant improvements	188,449	275,020	467,285	—	—	—
Depreciation expense	—	—	—	168,959	154,565	138,723
Acquisition of minority interest	9,984	13,163	4,259	—	—	—
	5,278,036	5,078,742	5,056,034	724,817	580,286	477,149

Deductions during year:
Cost of real estate sold or contributed	(150,874)	(204,248)	(386,495)	(14,966)	(5,668)	(39,542)
Impairment Allowance	(500)	(9,379)	(4,800)
Write-off of fully amortized assets	(32,494)	(18,760)	(11,886)	(32,494)	(18,760)	(11,886)
Balance at end of year	$5,094,168	$4,846,355	$4,652,853	$677,357	$555,858	$425,721

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
	By:	Duke Realty Corporation Its General Partner

March 9, 2004	By:	/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman of the Board, and Chief Executive Officer of the General Partner

	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Operating Officer of the General Partner

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas L. Hefner *	3/9/04	Chairman of the Board,
Thomas L. Hefner		Chief Executive Officer
and Director of the General Partner

/s/ Dennis D. Oklak *	3/9/04	President and Chief Operating
Dennis D. Oklak		Officer of the General Partner

/s/ Matthew A. Cohoat *	3/9/04	Executive Vice President and Chief
Matthew A. Cohoat		Financial Officer of the General Partner

/s/ Barrington H. Branch*	3/9/04	Director of the General Partner
Barrington H. Branch

/Gary A. Burk	3/9/04	Director of the General Partner
Gary A. Burk

/s/ Geoffrey Button *	3/9/04	Director of the General Partner
Geoffrey Button

/s/ William Cavanaugh, III*	3/9/04	Director of the General Partner
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/9/04	Director of the General Partner
Ngaire E. Cuneo

/s/ Charles R. Eitel*	3/9/04	Director of the General Partner
Charles R. Eitel

/s/ L. Ben Lytle *	3/9/04	Director of the General Partner
L. Ben Lytle

/s/ William O. McCoy *	3/9/04	Director of the General Partner
William O. McCoy

/s/ John W. Nelley, Jr. *	3/9/04	Director of the General Partner
John W. Nelley, Jr.

/s/ James E. Rogers *	3/9/04	Director of the General Partner
James E. Rogers

/s/ Jack R. Shaw *	3/9/04	Director of the General Partner
Jack R. Shaw

/s/ Robert J. Woodward *	3/9/04	Director of the General Partner
Robert J. Woodward

/s/ Darell E. Zink, Jr. *	3/9/04	Director of the General Partner
Darell E. Zink, Jr.

* By Dennis D. Oklak, Attorney-in-Fact
/s/ Dennis D. Oklak