Form 10-Q
period 2004-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2004-05-17
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-20625

DUKE REALTY LIMITED PARTNERSHIP

State of Incorporation:	IRS Employer Identification Number:
Indiana	35-1898425

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

Yes       ☐        No ☒

The number of Common Units outstanding as of April 30, 2004 was 156,037,630.

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$652,791	$641,544
Buildings and tenant improvements	4,534,277	4,452,624
Construction in progress	60,543	119,441
Investments in unconsolidated companies	292,962	295,837
Land held for development	301,905	314,446
	5,842,478	5,823,892
Accumulated depreciation	(709,921)	(677,357)

Net real estate investments	5,132,557	5,146,535

Cash and cash equivalents	9,910	12,695
Accounts receivable, net of allowance of $1,881 and $2,430	16,431	16,215
Straight-line rent receivable, net of allowance of $1,240 and $1,240	75,969	71,049
Receivables on construction contracts, including retentions	42,922	44,905
Deferred financing costs, net of accumulated amortization of $8,693 and $10,703	16,250	13,358
Deferred leasing and other costs, net of accumulated amortization of $73,361 and $67,317	165,040	158,562
Escrow deposits and other assets	165,501	95,392
	$5,624,580	$5,558,711
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$206,849	$208,649
Unsecured notes	1,965,821	1,775,887
Unsecured lines of credit	230,000	351,000
	2,402,670	2,335,536

Construction payables and amounts due subcontractors, including retentions	55,854	60,789
Accounts payable	1,275	2,268
Accrued expenses:
Real estate taxes	59,882	52,955
Interest	24,670	33,259
Other	34,606	49,029
Other liabilities	102,862	107,321
Tenant security deposits and prepaid rents	43,849	37,975
Total liabilities	2,725,668	2,679,132

Minority interest	62	1,259

Partners’ equity:
General Partner
Common equity	2,268,472	2,153,844
Preferred equity (liquidation preference of $457,250)	423,474	511,785
	2,691,946	2,665,629

Limited Partner’s common equity	207,022	212,691
Accumulated other comprehensive income	(118)	—
Total Partners’ equity	2,898,850	2,878,320
	$5,624,580	$5,558,711

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three ended March 31,
 (in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2004	2003
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$186,824	$176,346
Equity in earnings of unconsolidated companies	4,525	4,269
	191,349	180,615

Operating expenses:
Rental expenses	40,306	39,591
Real estate taxes	21,517	19,990
Interest expense	33,222	31,952
Depreciation and amortization	52,318	46,610
	147,363	138,143
Earnings from continuing rental operations	43,986	42,472
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	82,723	50,142
General contractor costs	(76,036)	(44,880)
Net general contractor revenue	6,687	5,262
Property management, maintenance and leasing fees	3,935	4,094
Construction management and development activity income	579	(193)
Other income	234	19
Total revenue	11,435	9,182
Operating expenses	9,393	7,300
Total earnings from service operations	2,042	1,882
General and administrative expense	(8,323)	(5,915)
Operating income	37,705	38,439
OTHER INCOME (EXPENSE)
Interest income	1,508	981
Earnings from sale of land and ownership interests in unconsolidated companies, net of impairment adjustment	4,629	9,418
Other revenue (expense)	(3)	(550)
Other minority interest in earnings of subsidiaries	(307)	(23)
Income from continuing operations	43,532	48,265
Discontinued operations:
Net income (loss) from discontinued operations	(105)	1,343
Gain on sale of discontinued operations	4,009	2,338
Income from discontinued operations	3,904	3,681

Net income	47,436	51,946
Dividends on preferred units	(7,600)	(10,154)
Adjustments for redemption of preferred units	(3,614)	—
Net income available for common unitholders	$36,222	$41,792
Basic net income per common unit:
Continuing operations	$.21	$.26
Discontinued operations	.03	.02
Total	$.24	$.28
Diluted net income per common unit:
Continuing operations	$.21	$.26
Discontinued operations	.02	.02
Total	$.23	$.28

Weighted average number of common units outstanding	152,444	149,971
Weighted average number of common units and dilutive potential common units	156,913	150,627

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31
(in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net income	$47,436	$51,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	43,012	41,771
Amortization of deferred leasing and other costs	9,385	5,901
Amortization of deferred financing costs	1,067	999
Minority interest in earnings	308	23
Straight-line rent adjustment	(5,892)	(4,574)
Earnings from land and depreciated property sales	(8,638)	(11,756)
Build-for-sale operations, net	(2,672)	(15,257)
Construction contracts, net	(2,689)	(8,491)
Other accrued revenues and expenses, net	(15,146)	(8,105)
Operating distributions received in excess of equity in earnings from unconsolidated companies	3,399	6,408
Net cash provided by operating activities	69,570	58,865

Cash flows from investing activities:
Development of real estate investments	(22,114)	(28,995)
Acquisition of real estate investments	(9,606)	(34,602)
Acquisition of land held for development and infrastructure costs	—	(7,120)
Recurring tenant improvements	(14,244)	(8,258)
Recurring leasing costs	(6,652)	(4,901)
Recurring building improvements	(4,555)	(2,625)
Other deferred leasing costs	(5,426)	(6,078)
Other deferred costs and other assets	(7,153)	2,343
Exercise purchase option on ground lease	—	(12,042)
Tax deferred exchange escrow, net	(1,334)	(8,207)
Proceeds from land and depreciated property sales, net	29,405	51,368
Investment in secured mortgage loan	(65,000)	—
Advances to unconsolidated companies	(701)	(1,313)
Net cash used by investing activities	(107,380)	(60,430)

Cash flows from financing activities:
Contributions from General Partner, common units	8,534	2,861
Contributions from General Partner, preferred units	144,975	—
Payments for redemption of General Partner’s preferred equity	(102,621)	(20)
Redemption of warrants of General Partner	(2,881)	—
Proceeds from unsecured debt issuance	125,000	175,000
Proceeds from term loan	65,000
Proceeds from debt refinancing	—	38,340
Payments on secured indebtedness including principal amortization	(1,707)	(61,706)
Payments on lines of credit, net	(121,000)	(75,095)
Distributions to common unitholders	(69,722)	(68,209)
Distributions to preferred unitholders	(6,381)	(10,154)
Distributions to minority interest	(209)	(710)
Deferred financing costs	(3,963)	(2,701)
Net cash provided (used) by financing activities	35,025	(2,394)
Net decrease in cash and cash equivalents	(2,785)	(3,959)

Cash and cash equivalents at beginning of period	12,695	17,129
Cash and cash equivalents at end of period	$9,910	$13,170

Other non-cash items:
Conversion of Limited Partner Units to common shares of General Partner	$1,816	$968
Conversion of Series D Preferred Units to common shares of General Partner	$130,665	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(in thousands, except per unit data)

			Limited Partners’ Common Equity	Accumulated Other Comprehensive Income (Loss)	Total
	General Partner
	Common Equity	Preferred Equity
Balance at December 31, 2003	$2,153,844	$511,785	$212,691	$—	$2,878,320

Comprehensive income:
Net income	36,500	7,600	3,336	—	47,436

Distributions to preferred unitholders	—	(7,600)	—	—	(7,600)

Gains (losses) on derivative instruments	—	—	—	(118)	(118)

Comprehensive income available for common unitholders					39,718

Capital contribution from General Partner	8,575	144,975	—	—	153,550

Acquisition of partnership interest for common stock of General Partner	4,358	—	(2,542)	—	1,816

Redemption of Series E Preferred units	—	(100,028)	—	—	(100,028)

General Partner’s redemption of Series D Preferred units	—	(2,593)	—	—	(2,593)

General Partner’s conversion of Series D Preferred units	130,665	(130,665)	—	—	—

Tax benefits from Employee Stock Plans	573	—	—	—	573

Redemption of General Partner Warrants	(2,881)	—	—	—	(2,881)

FASB 123 Compensation Expense	101	—	—	—	101

Distribution to General Partner	(4)	—	—	—	(4)

Distributions to partners ($.46 per Common Unit)	(63,259)	—	(6,463)	—	(69,722)

Balance at March 31, 2004	$2,268,472	$423,474	$207,022	$(118)	$2,898,850

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2003). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 91.0% of the common partnership interests as of March 31, 2004 (“General Partner Units”). The remaining 9.0% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The Partnership conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).

2.              Line of Credit

The Partnership has one unsecured line of credit available at March 31, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$230,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from the financial institutions that participate at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at March 31, 2004, range from LIBOR + .30% to .60% (1.39% to 1.70% at March 31, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance. As of March 31, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

3.              Related Party Transactions

The Partnership provides property management, leasing, construction, and other tenant related services to properties in which certain executives have ownership interests. The Partnership received fees totaling approximately $172,000 and $364,000 for services provided to these properties for the three months ended March 31, 2004 and 2003, respectively. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

The Partnership provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Partnership has an equity interest. For the three months ended March 31, 2004 and 2003, respectively, the Partnership received management fees of $1.2 million and $1.2 million, leasing fees of $815,000 and $327,000 and construction and development fees of $501,000 and $231,000 from these unconsolidated companies. These fees were recorded at market rates and the Partnership eliminates its ownership percentage of these fees in the consolidated financial statements.

The Partnership has other related party transactions that are insignificant and are at terms that management considers to be at arm’s-length and equal to those negotiated with independent parties.

4.     Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income available for common units by the weighted average number of common units outstanding for the period. Diluted net income per common unit is computed by dividing net income available for common unitholders by the sum of the weighted average number of Common Units outstanding, including any dilutive potential Common Units for the  period.

The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31 (in thousands):

	2004	2003

Basic and diluted net income available for common unitholders	$36,222	$41,792

Weighted average number of common units outstanding	152,444	149,972
Weighted average conversion of Series D preferred units (1)	3,510	—
Dilutive shares for stock based compensation plan	959	655
Weighted average number of common units and dilutive potential common units	156,913	150,627

(1)          In connection with the redemption of its Series D Preferred Stock, the General Partner called for the redemption of the Series D Preferred Units as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D Preferred Units were converted into 4.9 million Common Units. The converted units are assumed to have been outstanding for the entire period and are assumed to be dilutive for the calculation of diluted EPS.

5.              Segment Reporting

The Partnership is engaged in four operating segments: the first three segments consist of the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”), and the fourth segment consists of providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners (“Service Operations”). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of the Partnership’s operating performance. Funds From Operations is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National

Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the three months ended March 31, 2004 and 2003, and the assets for each of the reportable segments as of March 31, 2004 and December 31, 2003, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues
Rental Operations:
Office	$112,299	$106,030
Industrial	71,419	67,080
Retail	1,748	2,084
Service Operations	11,435	9,182
Total Segment Revenues	196,901	184,376
Non-Segment Revenue	5,883	5,421
Consolidated Revenue from continuing operations	202,784	189,797
Discontinued Operations	277	4,905
Consolidated Revenue	$203,061	$194,702
Funds From Operations
Rental Operations:
Office	$71,161	$67,840
Industrial	52,077	47,950
Retail	1,368	1,597
Services Operations	2,042	1,882
Total Segment FFO	126,648	119,269

Non-Segment FFO:
Interest expense	(33,222)	(31,952)
Interest income	1,508	981
General and administrative expense	(8,323)	(5,915)
Gain on land sales	4,629	3,143
Other expenses	393	(1,271)
Minority interest in earnings of subsidiaries	(307)	(23)
Joint venture FFO	9,112	9,371
Dividends on preferred units	(7,600)	(10,154)
Adjustment for redemption of preferred units	(3,614)	—
Discontinued operations	(26)	2,405
Consolidated FFO	89,198	85,854
Depreciation and amortization on continuing operations	(52,318)	(46,610)
Depreciation and amortization on discontinued operations	(79)	(1,062)
Share of joint venture adjustments	(4,588)	(5,003)
Earnings from depreciated property sales on continuing operations	—	6,259
Earnings from depreciated property sales on discontinued operations	4,009	2,354
Net income available for common unitholders	$36,222	$41,792

	March 31, 2004	December 31, 2003
Assets
Rental Operations:
Office	$2,953,489	$2,884,834
Industrial	2,168,533	2,177,483
Retail	49,216	47,293
Service Operations	109,097	111,318
Total Segment Assets	5,280,335	5,220,928
Non-Segment Assets	344,245	337,783
Consolidated Assets	$5,624,580	$5,558,711

In addition to revenues and FFO, the Partnership also reviews its recurring capital expenditures in measuring the performance of its individual segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. These expenditures are reviewed by the Partnership to determine the costs associated with re-leasing vacant space. The Partnership’s recurring capital expenditures by segment are summarized as follows for the three months ended March 31, 2004 and 2003, respectively  (in thousands):

	2004	2003
Recurring Capital Expenditures
Office	$15,062	$7,396
Industrial	10,371	8,295
Retail	18	93
Total	$25,451	$15,784

6.              Real Estate Investments

The Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

The Partnership has classified operations of forty-seven buildings as discontinued operations in accordance with SFAS 144. These forty-seven buildings consist of thirty-seven industrial, seven office and three retail properties. As a result, the Partnership classified net income (loss) of ($105,000) and $1.3 million as net income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003, respectively. In addition, four of the properties classified in discontinued operations were sold during the first three months of 2004 and five properties were sold during the first three months of 2003; therefore, the gains on disposal of these properties of $4.0 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively, are also reported in discontinued operations. The remaining thirty-eight properties consist of thirty-seven properties sold during the last nine months of 2003 and one operating property is classified as held-for-sale at March 31, 2004.

The following table illustrates the major classes of assets and operations affected by the 47 buildings identified as discontinued operations at March 31, 2004 (in thousands):

	March 31, 2004	March 31, 2003
Balance Sheet:
Real estate investments, net	$6,962
Other Assets	348
Total Assets	$7,310
Accrued Expenses	$4
Other Liabilities	78
Equity	7,228
Total Liabilities and Equity	$7,310
Statement of Operations:
Revenues	$277	$4,905
Expenses:
Operating	178	1,639
Interest	125	867
Depreciation and Amortization	79	1,062
General and Administrative	—	5
Operating Income	(105)	1,332
Other Income	—	11

Income from discontinued operations, before gain on sale	(105)	1,343
Gain on sale of property, net of impairment adjustment	4,009	2,338

Income from discontinued operations	$3,904	$3,681

The Partnership allocates interest expense to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and has included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on the debt for the secured properties and an allocable share of the Partnership’s consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the Gross Book Value of the discontinued operations unencumbered population as it related to the Partnership’s entire unencumbered population.

At March 31, 2004, the Partnership had five office, one industrial and one retail properties comprising approximately 742,000 square feet classified as held-for-sale. With the exception of three office and one retail properties mentioned above, each of these properties was under development on that date and had no operations. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held-for-sale for the three months ended March 31, 2004 and 2003, was approximately $444,000, and $227,000, respectively. The net book value of the properties held-for-sale at March 31, 2004, was approximately $54.4 million. There can be no assurance that such properties held for sale will be sold.

For the three months ended March 31, 2004 and 2003, the Partnership recorded $100,000 and $420,000, respectively of impairment adjustments for two land parcels that were held-for-sale. These adjustments reflect the write-down of the carrying value of the properties to their projected sales price, less selling expenses, once it became probable that the properties would be sold. The March 31, 2003, property was later sold in 2003 and the March 31, 2004, property is scheduled to be sold in the second quarter of 2004.

7.              Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.

The following series of Preferred Units are outstanding as of March 31, 2004 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.99%	March 31, 2007	$132,250	No
Series I Preferred	300	8.45%	February 6, 2006	$75,000	No
Series J Preferred	400	6.625%	August 25, 2008	$100,000	No
Series K Preferred	600	6.50%	February 13, 2009	$150,000	No

All series of preferred units require cumulative distributions and have no stated maturity date (although the General Partner may redeem them on or following their initial optional redemption dates).

The Series B, Series I, Series J and Series K Preferred Units may be redeemed only at the General Partner’s option, in whole or in part.

The dividend rate on the Series B Preferred Units increases to 9.99% after September 12, 2012.

The Partnership redeemed its $100.0 million Series E Preferred Units on January 20, 2004, at par value.

In connection with the General Partner’s call for the redemption of its Series D Preferred stock, the Partnership called for the redemption of its Series D Convertible Preferred Units as of March 16, 2004. Prior to the redemption date, 5,242,635 Series D Convertible Preferred Units were converted into 4,911,143 Common Units. The remaining 103,695 Series D Convertible Preferred Units outstanding on March 16, 2004 were redeemed.

The General Partner issued $150 million of Series K Preferred Units on February 13, 2004, at a distribution rate of 6.50%.

8.              Other Matters

Reclassifications

Certain 2003 balances have been reclassified to conform to the 2004 presentation.

9.              Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes. The Partnership accounts for derivative instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable has a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The interest rate on the loan is LIBOR + 75 basis points with a maturity date of January 2005 and two six month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate through maturity. The hedge accounting rules are being used for the swaps, which allows for the change in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations.

As of March 31, 2004, the Partnership was in a liability position of $118,000, which is reflected in other liabilities and OCI on the balance sheet. As a lender, the Partnership is subject to customary non-payment and default risk with respect to this secured loan.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at March 31, 2004. This joint venture is partially owned by an unaffiliated party that has a non-controlling interest. SFAS 150 requires the disclosure of the estimated settlement value of this non-controlling interest. In the quarter ended March 31, 2004, the Partnership acquired its partner’s minority interest in four other joint ventures. As of March 31, 2004, the estimated settlement value of the noncontrolling interest in the remaining consolidated joint venture was approximately $944,000 as compared to the minority interest liability recorded on the Partnership’s books for this joint venture of ($121,000).

10.       Stock Based Compensation

Under the limited partnership agreement of the partnership, the Partnership is required to issue one Common Unit to the General Partner for each share of common shock issued by the General Partner. Accordingly, the issuance of common shares by the General Partner under its stock based compensation plans requires the issuance of a corresponding number of Common Units by the Partnership to the General Partner.

For all issuances prior to 2002, the Partnership applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based compensation. Effective January 1, 2002, the Partnership prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

		Three Months ended March 31,
		2004	2003
Net income, as reported		$36,222	$41,792
Add: Stock-based employee compensation expense included in net income determined under fair value method		101	10
Deduct: Total stock based compensation expense determined under fair value method for all awards		(220)	(185)
Proforma Net Income		$36,103	$41,617
Basic net income per share	As reported	$.24	$.28
	Pro forma	$.24	$.28

Diluted net income per share	As reported	$.23	$.28
	Pro forma	$.23	$.28

11.       Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in

December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Partnership does not own interests in any special purpose entities. The Partnership determined that its investments in variable interest entities in which the Partnership has the majority variable interest have been consolidated in previously issued financial statements under previous accounting guidance and there are no other interests in variable interest entities other than those that have been consolidated previously. The Partnership’s adoption of this interpretation did not have an impact on its financial statements.

12.       Subsequent Events

Declaration of Distributions

The Board of Directors of the General Partner declared the following distributions at its April 28, 2004 regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.46	May 14, 2004	May 28, 2004
Preferred (per depositary unit):
Series B	$0.99875	June 16, 2004	June 30, 2004
Series I	$0.52813	June 16, 2004	June 30, 2004
Series J	$0.41406	May 14, 2004	May 28, 2004
Series K*	$0.48750	May 14, 2004	May 28, 2004

*This first dividend for the series K Preferred Units applies from the issue date of February 13, 2004, through May 31, 2004. In the future, the normal quarterly distribution payment is expected to be $0.40625.

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 2004, the related condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, the related condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, and the related condensed consolidated statement of partners’ equity for the three months ended March 31, 2004. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Indianapolis, Indiana
May 3, 2004

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The Partnership has on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8K dated September 5, 2003, which contains additional risk factor information.

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

Business Overview

As of March 31, 2004, the Partnership:

•                 Owned or controlled 899 industrial, office and retail properties (including properties under development), consisting of more than 109.7 million square feet located in 13 operating platforms; and

•                 Owned or controlled more than 3,600 acres of land with an estimated future development potential of approximately 56 million square feet of industrial, office and retail properties.

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

Same Property Performance: The Partnership tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. For the three months ended March 31, 2004, net operating income from the same property portfolio decreased .1% from the same period in 2003.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth occupancy information regarding the Partnership’s in-service portfolio of rental properties as of March 31, 2004 and 2003 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2004	2003	2004	2003	2004	2003
Industrial
Service Centers	13,200	13,758	12.2%	13.1%	84.9%	86.4%
Bulk	66,850	66,077	62.1%	62.7%	91.3%	88.5%
Office	26,891	24,709	25.0%	23.4%	86.9%	85.1%
Retail	738	840.7%		.8%	98.5%	99.3%

Total	107,679	105,384	100.0%	100.0%	89.5%	87.5%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of March 31, 2004, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2004	7,971	$56,292	8%	5,881	$27,927	2,090	$28,365	—	$—
2005	12,769	88,375	13%	10,043	49,354	2,690	38,521	36	500
2006	10,978	76,903	12%	8,626	44,931	2,350	31,939	2	33
2007	12,173	78,648	12%	9,577	44,703	2,571	33,668	25	277
2008	13,034	77,693	12%	10,610	46,555	2,403	30,775	21	363
2009	10,324	68,068	10%	7,806	34,921	2,498	32,759	20	388
2010	7,504	56,791	9%	5,400	26,858	2,090	29,697	14	236
2011	4,248	35,144	5%	2,856	13,790	1,376	21,109	16	245
2012	4,624	28,781	4%	3,547	13,660	1,070	14,788	7	333
2013	3,974	41,576	6%	1,726	8,122	2,185	32,539	63	915
2014 and Thereafter	8,715	58,775	9%	6,133	24,739	2,058	30,500	524	3,536
Total Leased	96,314	$667,046	100%	72,205	$335,560	23,381	$324,660	728	$6,826
Total Portfolio Square Feet	107,679			80,049		26,891		739

Percent Occupied	89.5%			90.2%		86.9%		98.5%

Future Development: The Partnership expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 2.1 million square feet of properties under development at March 31, 2004. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. A summary of the properties under development as of March 31, 2004, follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return
Held For Rental:
2nd Quarter 2004	833	91%	$32,118	9.4%
3rd Quarter 2004	727	76%	27,563	9.7%
4th Quarter 2004	193	100%	6,479	9.9%
Thereafter	—	—	—	—
	1,753	86%	$66,160	9.5%

Build-to-Suit for Sale:
2nd Quarter 2004	26	100%	$2,650	11.3%
3rd Quarter 2004	227	100%	23,719	9.6%
4th Quarter 2004	35	100%	3,404	14.2%
Thereafter	21	100%	2,291	10.5%
	309	100%	$32,064	10.3%
Total	2,062	88%	$98,224	9.8%

Lease Renewals: The Partnership renewed 73.1% of leases up for renewal in the three months ended March 31, 2004, totaling 3.0 million square feet on which it attained a 3.6% growth in net effective rents. This compares to renewals of 61.6% for the three months ended March 31, 2003, totaling 1.1 million square feet and a decrease in net effective rents of 1.5%. In addition to the renewal increases the average term of renewals increased to 4.4 years from an average of 3.5 years for all of 2003.

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

The following table summarizes the calculation of FFO for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income available for common unitholders	$36,222	$41,792
Add back (deduct):
Depreciation and amortization	52,397	47,672
Share of joint venture adjustments	4,588	5,003
Earnings from depreciable property dispositions	(4,009)	(8,613)

Funds From Operations	$89,198	$85,854

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three months ended March 31, 2004 and 2003, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended March 31,
	2004	2003
Rental Operations revenue from continuing operations	$191,349	$180,615
Service Operations revenues	11,435	9,182
Earnings from Rental Operations	43,986	42,472
Earnings from Service Operations	2,042	1,882
Operating income	37,705	38,439
Net income available for common unitholders	$36,222	$41,792
Weighted average common units outstanding	152,444	149,971
Weighted average common and dilutive potential common units	156,913	150,627
Basic income per common unit:
Continuing operations	$.21	$.26
Discontinued operations	$.03	$.02
Diluted income per common unit:
Continuing operations	$.21	$.26
Discontinued operations	$.02	$.02
Number of in-service properties at end of period	887	908
In-service square footage at end of period	107,679	105,384
Under development square footage at end of period	2,061	3,545

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $176.3 million in 2003 to $186.8 million in 2004. The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Office	$112,299	$106,030
Industrial	71,419	67,080
Retail	1,748	2,084
Non-segment	1,358	1,152
Total	$186,824	$176,346

Although the Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  The Partnership ‘s in-service occupancy increased to 89.5% at March 31, 2004, from 87.5% at March 31, 2003. Bulk industrial continued to be the strongest performing product type, with the office/showroom still lagging behind in lease-up activity. This trend is consistent with management’s expectations at this point of the economic recovery.

•                  Straight-line rental income for the first quarter of 2004 totaled approximately $5.9 million compared to $4.6 million in 2003, which reflects the Partnership’s continued use of free rent concessions as an incentive to attract quality tenants in competitive markets primarily on office leases. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  During the last three quarters of 2003 and the first quarter of 2004 the Partnership acquired twelve new properties, placed ten development projects in-service and acquired an additional three properties through acquisitions of its joint venture partner’s interest. These acquisitions and developments are the primary factor in the overall $10.5 million increase in rental revenue for the three months ended March 31, 2004, compared to the same period in 2003. Ten of the twelve property acquisitions, four development projects and all of the joint venture acquisitions were office properties. These office acquisitions and developments resulted in the $6.3 million increase in office rental income. During 2003 and in the first quarter 2004, the Partnership acquired two and developed six industrial buildings.

•                  Lease termination fees totaled $4.1 million for the first quarter 2004, compared to $9.3 million for the same period in 2003. The office portfolio had termination fees of $3.4 million during the first quarter of 2004 compared to $8.2 million for the first quarter of 2003. In 2003, $5.9 million of the $8.2 million of termination fees was associated with a single office tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Rental Expenses:
Office	$28,921	$27,545
Industrial	10,961	11,160
Retail	244	338
Non-segment	180	548
Total	$40,306	$39,591

	2004	2003
Real Estate Taxes:
Office	$11,917	$10,686
Industrial	8,382	8,066
Retail	134	149
Non-segment	1,084	1,089
Total	$21,517	$19,990

The overall rental expense increase is the result of the Partnership’s increased real estate assets associated with acquisitions and developments as noted above. The increase in rental expenses for the three month period ended March 31, 2004, was somewhat offset by the decrease in snow removal and other weather related expenses that the Partnership experienced for the same period in 2003.

Interest Expense

The increase in interest expense from $32.0 million for the first quarter of 2003, to $33.2 million for the same period in 2004, was primarily attributable to an increase in the Partnership’s unsecured debt balance  (excluding the line of credit). Since March 31, 2003, the Partnership had $265.0 million of net unsecured debt issuances.

Depreciation and Amortization

Depreciation and amortization expense increased from $46.6 million during the three months ended March 31, 2003 to $52.3 million for the same period in 2004.

The following highlights the significant changes in depreciable and amortizable property:

•                  The basis of the Partnership’s held for investment depreciable property portfolio increased by approximately $242.6 million from March 31, 2003 to March 31, 2004, primarily through developments placed in-service and acquisitions throughout 2003 and the first quarter of 2004.

•                  The Partnership has incurred tenant improvement costs of $93.6 million since the first quarter of 2003.

•                  The Partnership has also recorded lease commissions of $39.2 million since the first quarter of 2003.

•                  For the quarter ended March 31, 2004, the Partnership recorded $3.1 million of amortization associated with intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (generally 3-5 years).

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $9.2 million for the three months ended March 31, 2003, to $11.4 million for the three months ended March 31, 2004 as a result of the following significant fluctuations:

•                  Revenue from work performed as general contractor for third party construction jobs increased from $50.1 million for the three months ended March 31, 2003, to $82.7 million for the three months ended March 31, 2004. The Partnership has continued to experience an increase in volume for third party work in 2004.

•                  During the first quarter of 2004 the Partnership sold one held-for-sale property compared to having no sales in the first quarter of 2003.

Service Operations expenses increased from $7.3 million for the three months ended March 31, 2003, to $9.4 million for the three months ended March 31, 2004. The increase is the result of increased labor costs associated with the increase in third party construction activity mentioned above.

General and Administrative Expense

General and administrative expenses increased from $5.9 million for the three months ended March 31, 2003 to $8.3 million for the same period in 2004. The increase is primarily attributable to an overall increase in base compensation of the Partnership ‘s associates.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the three months ended March 31, 2004 and 2003:

	2004	2003
Gain on land sales	$4,729	$3,563
Gain on sale of joint venture interest	—	6,275
Impairment adjustment for land	(100)	(420)
Total	$4,629	$9,418

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

In the first quarter 2003, the Partnership sold its interest in a joint venture that owned and operated depreciable investment property. The Partnership was a 50% partner in this joint venture. The joint venture developed and operated real estate assets; thus, the gain was not included in operating income.

The Partnership recorded $100,00 and $420,000 of impairment charges on two different land parcels for the three months ended March 31, 2004 and 2003. The parcel that was impaired in 2003 was later sold in 2003 and the property which was impaired in 2004 is scheduled to be sold in the second quarter of 2004.

Discontinued Operations

The Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Asset (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property that has either been sold or is classified as held for sale, unless certain conditions are met.

The Partnership has classified operations of forty-seven buildings as discontinued operations in accordance with SFAS 144. These forty-seven buildings consist of thirty-seven industrial, seven office and three retail properties. As a result, the Partnership classified net income (loss) of ($105,000) and $1.3 million as net income from discontinued operations for the three months ended March 31, 2004 and 2003, respectively. In addition, four of the properties classified in discontinued operations were sold during the first three months of 2004 and five properties were sold during the first three months of 2003; therefore, the gains on disposal of these properties of $4.0 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively, are also reported in discontinued operations. The remaining thirty-eight properties consist of thirty-seven properties sold during the last nine months of 2003 and one operating property is classified as held-for-sale at March 31, 2004.

Liquidity and Capital Resources

Sources of Liquidity

The Partnership expects to meet its short-term liquidity requirements over the next twelve months, including payments distributions as well as recurring capital expenditures relating to maintaining the Partnership’s current real estate assets, primarily through the following:

•                 working capital; and

•                 net cash provided by operating activities.

Although the Partnership historically has not used any other sources of funds to pay for recurring capital expenditures on its current real estate investment, the use of borrowings or property disposition proceeds may be needed to fund such expenditures during periods of high leasing volume. This situation could arise in 2004 if the Partnership experiences a significant increase in its occupancy.

The Partnership expects to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred equity redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

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

Credit Facilities

The Partnership has the following line of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at March 31, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$230,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from the financial institutions that participate at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at March 31, 2004, range from LIBOR + .30% to .60% (1.39% to 1.70% at March 31, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance. As of March 31, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

Debt and Equity Securities

The Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $545 million of unsecured debt securities as of March 31, 2004. In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the Partnership and General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants as of March 31, 2004.

In January 2004, the Partnership completed a $125 million unsecured debt offering at an effective interest rate of 3.4%, due January 2008.

In February 2004, the General Partner issued Series K Preferred equity totaling $150 million at a dividend rate of 6.50%.

Sale of Real Estate Assets

The Partnership utilizes sales of real estate assets as an additional source of liquidity. During the first quarter of 2004, the Partnership’s sale of real estate assets were minimal, but the Partnership continues to pursue opportunities to sell real estate assets and prune its older portfolio properties when beneficial and inline with the Partnership’s long-term strategy.

Uses of Liquidity

The Partnership’s principal uses of liquidity include the following:

•                 Property investments;

•                 Recurring leasing/capital costs;

•                 Dividends and distributions to shareholders and unitholders;

•                 Long-term debt maturities; and

•                 Other contractual obligations.

Property Investments and Other Capital Expenditures

One of the Partnership’s principal uses of its liquidity is for the development, acquisition and recurring leasing/capital expenditures of its real estate investments.

A summary of the Partnership’s recurring capital expenditures for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

	2004	2003
Tenant improvements	$14,244	$8,257
Leasing costs	6,652	4,901
Building improvements	4,555	2,625
Totals	$25,451	$15,783

Debt Maturities

Debt outstanding at March 31, 2004, totaled $2.4 billion with a weighted average interest rate of 5.61% maturing at various dates through 2028. The Partnership had $2.2 billion of unsecured debt and approximately $206.8 million of secured debt outstanding at March 31, 2004. Scheduled principal amortization of such debt totaled $1.7 million for the three months ended March 31, 2004.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at March 31, 2004 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total

2004	$6,199	$166,834	$173,033	7.37%
2005	7,749	270,980	278,729	6.04%
2006	7,326	180,186	187,512	5.99%
2007	5,842	444,615	450,457	3.50%
2008	4,922	259,028	263,950	4.91%
2009	4,694	275,000	279,694	7.38%
2010	4,076	175,000	179,076	5.38%
2011	3,334	175,000	178,334	6.94%
2012	1,944	200,000	201,944	5.85%
2013	1,581	150,000	151,581	4.62%
Thereafter	8,360	50,000	58,360	6.63%
	$56,027	$2,346,643	$2,402,670	5.61%

Historical Cash Flows

Cash and cash equivalents were $9.9 million and $13.2 million at March 31, 2004 and 2003, respectively.  The following highlights significant changes in net cash associated with the Partnership’s operating, investing and financing activities (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash Provided by Operating Activities	$69.6	$58.9

Net Cash Used by Investing Activities	$(107.4)	$(60.4)

Net Cash Provided by (Used for) Financing Activities	$35.0	$(2.4)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal, operational requirements of the Partnership’s rental operations and its build-for-sale activities. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Partnership. However, the Partnership also develops buildings with the intent to sell, which provides another significant source of operating cash flow activity.

•                  During the three months ended March 31, 2004, the Partnership incurred build-for-sale development costs of $8.8 million as compared to $15.3 million for the three months ended March 31, 2003, which reflects a smaller development backlog for these types of developments.

•                  The Partnership sold one build-for-sale property in the first quarter of 2004 as compared no sales in the first quarter of 2003.

•                  The Partnership has a backlog of build-for-sale buildings as of March 31, 2004, with projected project costs of $68.9 million that it anticipates selling.

Investing Activities

Investing activities are one of the primary uses of the Partnership’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs decreased to $22.1 million for the quarter ended March 31, 2004 from $29.0 million for the first quarter 2003. The decrease reflects fewer development opportunities as a result of continued relatively high vacancy rates in the Partnership’s markets and the Partnership focusing its efforts on leasing-up existing properties. Management anticipates development costs to increase in the following quarters with a pickup in the industrial segment.

•                  The Partnership acquired only $9.6 million of real estate in the first quarter of 2004 as compared to $34.6 million for the first quarter of 2003. Despite this decrease, the Partnership continually evaluates potential acquisition properties in its current markets as sources for growth opportunities and does not anticipate a significant reduction in its acquisition volume in 2004. With a debt to market capitalization ratio of 29.0% and an additional debt capacity over $1.0 billion, the Partnership anticipates that acquisitions will increase as prices for real estate decrease in light of anticipated increase in interest rates.

•                  Recurring costs for tenant improvements, lease commissions and building improvements have continued to increase. Management anticipates these costs to remain high with the improving and releasing of existing space as occupancy trends upward, particularly in the office segment.

•                  Proceeds from the sale of land and depreciated property provided $29.4 million in net proceeds for the three months ended March 31, 2004, compared to $51.4 million in 2003. As noted above, the Partnership continues to pursue opportunities to sell real estate assets, in particular its older properties, when beneficial and consistent with the Partnership’s long-term strategy. Sales of property will continue to be utilized as part of the Partnership’s capital recycling program to fund acquisitions and new development.

•                  In January 2004, the Partnership funded a $65 million mortgage loan secured by a portfolio of office properties owned by a third party located in Atlanta, Georgia. The Partnership received a one-year option to purchase the properties as part of the transaction. This two year first mortgage loan has an initial interest rate of 5.5% for the first six months and 6.5% thereafter.

Financing Activities

In the first quarter of 2004, the Partnership raised capital by borrowing from the public debt markets and issuing preferred stock. The following significant items highlight fluctuations in net cash provided by (used for) financing activities:

•                  During the three months ended March 31, 2004, the Partnership received approximately $145.0 million in net proceeds from the General Partner’s issuance of its Series K preferred equity. This preferred equity was issued at a favorable dividend yield of 6.5%. The Series K preferred equity issuance corresponded with the redemption of $102.6 million of the General Partner’s Series E preferred equity in January 2004, which carried an 8.25% dividend rate.

•                  In February 2004, the General Partner called for the redemption of all its Series D convertible preferred equity as of March 16, 2004. The redemption price of each depository share of the General Partner’s Series D stock was $25, whereas each depository share was convertible into .93677 shares of the General Partner’s common stock. Since the value of the General Partner’s common stock was well in excess of $26.89 per share during the redemption period, the vast majority of the General Partner’s Series D shareholders elected to convert their shares into the General Partner’s common stock. Prior to the redemption date, 5,242,635 Series D convertible preferred depositary shares were converted into 4,911,143 common shares of the General Partner, with the remaining 103,695 Series D convertible preferred depositary shares redeemed on March 16, 2004. The General Partner’s equity issuances are directly related with corresponding equity issuances by the Partnership to the General Partner. The Partnership issued one Common Unit for each common share issued by the General Partner, and cancelled one Series D Preferred Unit for each Series D share converted or redeemed by the General Partner.

•                  The Partnership took advantage of the low interest rate environment in January when it issued $125.0 million of four year unsecured debt at 3.35%. The net proceeds from this unsecured offering were used to decrease the amounts outstanding under the Partnership’s line of credit by a net amount of $121.0 million.

•                  The Partnership paid $2.9 million in cash to a group of warrant holders in exchange for the cancellation of their warrants in March 2004. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the General Partner’s common stock at the exercise date.

•                  In association with the funding of the $65 million third party mortgage loan receivable noted above in Investing Activities, the Partnership borrowed $65 million under a variable rate bank term loan with a year term and two six month renewal options. In order to mitigate its interest rate risk on the term loan, the Partnership fixed the interest rate on the loan for a one year period with two interest rate swaps. For information on the swaps see the Financial Instruments section below.

Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes. The Partnership accounts for derivative instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable has a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The interest rate on the loan is LIBOR + 75 basis points with a maturity date of January 2005 and two six month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate through maturity. The hedge accounting rules are being used for the swaps, which allows for the change in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. As of March 31, 2004, the Partnership was in a liability position of $118,000, which is reflected in other liabilities and OCI on the balance sheet. As a lender, the Partnership is subject to customary non-payment and default risk with respect to this secured loan.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at March 31, 2004. This joint venture is partially owned by an unaffiliated party that has a noncontrolling interest. SFAS 150 requires the disclosure of the estimated settlement value of this noncontrolling interest. In the quarter ended March 31, 2004, the Partnership acquired its partner’s minority interest in four other joint ventures. As of March 31, 2004, the estimated settlement value of the noncontrolling interest in the remaining consolidated joint venture was approximately $944,000 as compared to the minority interest liability recorded on the Partnership’s books for this joint venture of ($121,000).

Investments in Unconsolidated Companies

The Partnership has equity interests ranging from 10% to 64% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Partnership’s balance sheet. The Partnership’s investment in unconsolidated companies represents less than 6% of the Partnership’s total assets as of March 31, 2004. This investment provides several benefits to the Partnership including increased market share and an additional source of capital to fund real estate projects.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31,

2003, for special purpose entities and periods ending after March 15, 2004 for all other entities. The Partnership does not own interests in any special purpose entities. The Partnership determined that its investments in variable interest entities in which the Partnership has the majority variable interest have been consolidated in previously issued financial statements under previous accounting guidance and there are no other interests in variable interest entities other than those that have been consolidated previously. The Partnership’s adoption of this interpretation did not have an impact on its financial statements.

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

Item 4.  Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the chief executive officer of the General Partner and the chief financial officer of the General Partner to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed as of March 31, 2004, the chief executive officer  of the General Partner, and chief financial officer of the General Partner believe that the Partnership’s disclosure controls and procedures are effective. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the completed evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office. Among the defendants are the General Partner, the Partnership  and Mr. Dennis Oklak, the General Partner’s chief executive officer. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. The complaint seeks aggregate damages in excess of $300 million from all of the defendants. The Partnership believes that it has meritorious defenses to the plaintiff’s allegations and intends to vigorously defend this litigation. Due to the inherent uncertainties of the litigation process and the judicial system, the Partnership is not able to predict the outcome of this litigation. If this litigation is not resolved in the Partnership’s favor, it could have a material adverse effect on its business, financial condition and results of operations.

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

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 32.1  Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2  Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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

DUKE REALTY LIMITED PARTNERSHIP
	By:	Duke Realty Corporation
Its General Partner

Date: May 17, 2004	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chief Executive Officer of the General Partner

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer of the General Partner