Form 10-Q
period 2004-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2004-08-11
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of Common Units outstanding as of August 2, 2004 was 156,118,658.

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$681,905	$641,544
Buildings and tenant improvements	4,564,660	4,452,624
Construction in progress	89,189	119,441
Investments in unconsolidated companies	290,785	295,837
Land held for development	334,096	314,446
	5,960,635	5,823,892
Accumulated depreciation	(741,633)	(677,357)

Net real estate investments	5,219,002	5,146,535

Cash and cash equivalents	10,791	12,695
Accounts receivable, net of allowance of $2,014 and $2,430	13,752	16,215
Straight-line rent receivable, net of allowance of $1,240 and $1,240	80,544	71,049
Receivables on construction contracts	55,631	44,905
Deferred financing costs, net of accumulated amortization of $9,694 and $10,703	15,438	13,358
Deferred leasing and other costs, net of accumulated amortization of $76,711 and $67,317	173,253	158,562
Escrow deposits and other assets	164,856	95,392
	$5,733,267	$5,558,711
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$187,919	$208,649
Unsecured notes	1,965,755	1,775,887
Unsecured lines of credit	376,000	351,000
	2,529,674	2,335,536

Construction payables and amounts due subcontractors	67,729	60,789
Accounts payable	1,042	2,268
Accrued expenses:
Real estate taxes	60,817	52,955
Interest	34,609	33,259
Other	35,704	49,029
Other liabilities	100,862	107,321
Tenant security deposits and prepaid rents	36,899	37,975
Total liabilities	2,867,336	2,679,132

Minority interest	10	1,259

Partners’ equity:
General Partner
Common equity	2,241,861	2,153,844
Preferred equity (liquidation preference of ($457,250)	423,444	511,785
	2,665,305	2,665,629
Limited Partners’ common equity	203,081	212,691
Accumulated other comprehensive income	(2,465)	—
	2,865,921	2,878,320
	$5,733,267	$5,558,711

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIPAND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
RENTAL OPERATIONS:
Revenues:
Rental income	$181,960	$168,532	$365,251	$341,395
Equity in earnings of unconsolidated companies	5,770	6,693	10,295	10,962
	187,730	175,225	375,546	352,357

Operating expenses:
Rental expenses	36,717	32,053	76,339	70,930
Real estate taxes	21,499	20,614	42,701	40,288
Interest expense	32,682	33,300	65,169	64,493
Depreciation and amortization	51,264	44,629	102,419	90,154
	142,162	130,596	286,628	265,865
Earnings from rental operations	45,568	44,629	88,918	86,492

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	89,733	67,519	172,456	117,661
General contractor costs	(83,242)	(60,554)	(159,278)	(105,434)
Net general contractor revenue	6,491	6,965	13,178	12,227
Property management, maintenance and leasing fees	3,855	3,448	7,790	7,542
Construction management and development activity income	4,051	910	4,630	717
Other income	342	98	576	117
Total revenue	14,739	11,421	26,174	20,603

Operating expenses	10,016	6,731	19,409	14,031
Total earnings from service operations	4,723	4,690	6,765	6,572

General and administrative expense	(5,629)	(4,928)	(13,951)	(10,842)
Operating income	44,662	44,391	81,732	82,222

OTHER INCOME (EXPENSE)
Interest income	1,564	878	3,074	1,854
Earnings from sale of land and ownership interest in unconsolidated companies, net of impairment adjustment	1,104	1,747	5,733	11,165
Other revenue (expense)	(71)	(9)	(74)	(559)
Other minority interest in earnings of subsidiaries	(425)	(449)	(732)	(472)
Income from continuing operations	46,834	46,558	89,733	94,210

Discontinued operations:
Net income from discontinued operations	(89)	1,730	439	3,686
Gain on sale of discontinued operations and net of impairment adjustment	695	125	4,704	2,463
Income from discontinued operations	606	1,855	5,143	6,149
Net income	47,440	48,413	94,876	100,359
Dividends on preferred units	(8,401)	(10,154)	(16,001)	(20,308)
Adjustment for redemption of preferred units	(31)	—	(3,645)	—
Net income available for common unitholders	$39,008	$38,259	$75,230	$80,051
Basic net income per common unit:
Continuing operations	$.25	$.24	$.46	$.49
Discontinued operations	—	.01	.03	.04
Total	$.25	$.25	$.49	$.53
Diluted net income per common unit:
Continuing operations	$.25	$.24	$.45	$.49
Discontinued operations	—	.01	.03	.04
Total	$.25	$.25	$.48	$.53
Weighted average number of common units outstanding	156,045	150,141	154,244	150,057
Weighted average number of common and dilutive potential common units	156,828	151,019	156,871	150,823

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$94,876	$100,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	87,634	82,915
Amortization of deferred leasing and other costs	18,014	11,374
Amortization of deferred financing costs	2,068	1,960
Minority interest in earnings	732	472
Straight-line rent adjustment	(10,856)	(11,453)
Earnings from land and depreciated property sales	(10,437)	(13,628)
Build-for-sale operations, net	(3,436)	(20,027)
Construction contracts, net	(7,742)	524
Other accrued revenues and expenses, net	(12,418)	2,291
Operating distributions received in excess of equity and earnings from unconsolidated companies	6,770	7,022
Net cash provided by operating activities	165,205	161,809

Cash flows from investing activities:
Development of real estate investments	(63,544)	(68,714)
Acquisition of real estate investments	(45,616)	(33,145)
Acquisition of land held for development and infrastructure costs	(39,186)	(36,935)
Recurring tenant improvements	(28,485)	(17,777)
Recurring leasing costs	(13,202)	(9,217)
Recurring building improvements	(8,305)	(6,883)
Other deferred leasing costs	(8,782)	(11,836)
Other deferred costs and other assets	(9,648)	(3,439)
Tax deferred exchange escrow, net	(2,448)	(10,506)
Proceeds from land and depreciated property sales, net	37,155	63,255
Investment in secured mortgage loan	(65,000)	—
Advances to unconsolidated companies	(1,918)	(1,366)
Net cash used by investing activities	(248,979)	(136,563)

Cash flows from financing activities:
Contribution from General Partner’s common units, net	9,262	6,821
Contribution from General Partner’s preferred units, net	144,975	—
Payments for redemption of General Partner’s preferred equity	(102,651)	(20)
Redemption of warrants of General Partner	(2,881)	(4,692)
Proceeds from unsecured debt issuance	125,000	325,000
Payments on unsecured debt	—	(175,000)
Proceeds from term loan	65,000	—
Proceeds from debt refinancing	—	38,340
Payments on secured indebtedness including principal amortization	(20,543)	(64,968)
Borrowing on lines of credit, net	25,000	5,554
Distributions to common unitholders	(141,504)	(136,515)
Distributions to preferred unitholders	(15,188)	(20,308)
Distributions to minority interest	(449)	(1,032)
Deferred financing costs	(4,151)	(4,092)
Net cash used for financing activities	81,870	(30,912)
Net increase (decrease) in cash and cash equivalents	(1,904)	(5,666)

Cash and cash equivalents at beginning of period	12,632	17,129
Cash and cash equivalents at end of period	$10,791	$11,463
Other non-cash items:
Conversion of Limited Partner Units to common shares of General Partner	$3,047	$1,749
Conversion of Series D Preferred Shares to common shares	$130,665	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2004

(in thousands, except per unit data)

(Unaudited)

	General Partner		Partners’ Common Equity	Other Comprehensive Income (Loss)	Total
	Common Equity	Preferred Equity

Balance at December 31, 2003	$2,153,844	$511,785	$212,691	$—	$2,878,320

Comprehensive income:
Net income	71,335	16,001	7,540	—	94,876
Distributions to preferred unitholders	—	(16,001)	—	—	(16,001)
Gains (losses) on derivative instruments	—	—	—	(2,465)	(2,465)

Comprehensive income available for common unitholders					76,410

Capital contribution from General Partner	9,349	144,975	—	—	154,324

Acquisition of Partnership interest for common stock of General Partner	7,309	—	(4,262)	—	3,047

General Partner’s redemption of Series E
Preferred Units	—	(100,028)	—	—	(100,028)

General Partner’s redemption of Series D Preferred Units	—	(2,623)	—	—	(2,623)

General Partner’s conversion of Series D Preferred Units	130,665	(130,665)	—	—	—

Tax benefits from employee stock plans	675	—	—	—	675

Exercise of General Partner warrants	(2,881)	—	—	—	(2,881)

FASB 123 compensation expense	201	—	—	—	201

Distribution to General Partner	(20)	—	—	—	(20)

Distributions to partners ($.92 per Common Unit)	(128,616)	—	(12,888)	—	(141,504)

Balance at June 30, 2004	$2,241,861	$423,444	$203,081	$(2,465)	$2,865,921

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

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 91.1% of the common partnership interests as of June 30, 2004 (“General Partner Units”). The remaining 8.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The Partnership conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).

2.              Lines of Credit

The Partnership has one unsecured line of credit available at June 30, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at June 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$376,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at June 30, 2004, range from LIBOR + .225% to .60% (1.36% to 1.92% at June 30, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance. As of June 30, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

3.              Related Party Transactions

The Partnership provides property management, leasing, construction, and other tenant related services to properties in which former executive officers and current Board Members of the General Partner have ownership interests. The Partnership received fees totaling approximately $354,000 and $755,000 for services provided to these properties for the six months ended June 30, 2004 and 2003, respectively. The fees charged by the Partnership for such services are equivalent to those charged to third-party owners for similar services.

The Partnership provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Partnership has an equity interest. For the six months ended June 30, 2004 and 2003, respectively, the Partnership received management fees of $2.4 million and $2.4 million, leasing fees of $1.4 million and $682,000 and construction and development fees of $673,000 and $752,000 from these unconsolidated companies. These fees were recorded at market rates and the Partnership eliminates its ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per Common Unit for the three and six months ended June 30 (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic and diluted net income available for common unitholders	$39,008	$38,259	$75,230	$80,051

Weighted average number of common units outstanding	156,045	150,141	154,244	150,057
Weighted average conversion of Series D preferred units (1)	—	—	1,755	—
Dilutive shares for stock based compensation plans	783	878	872	766
Weighted average number of common units and dilutive potential common units	156,828	151,019	156,871	150,823

(1) The General Partner called for the redemption of the Series D units as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D units were converted into 4.9 million common units. These units represent the weighted effect, assuming the Series D units had been converted on January 1, 2004.

5.              Segment Reporting

The Partnership is engaged in four operating segments, the first three of which consist of the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”). The fourth segment consists of the Partnership’s build-to-suit for sale operations and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). The Partnership’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

The Partnership assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of the Partnership’s operating performance. Funds From Operations is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2004, and 2003, and the assets for each of the reportable segments as of June 30, 2004, and December 31, 2003, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Rental Operations:
Office	$112,580	$101,805	$224,986	$207,812
Industrial	66,974	64,222	135,361	128,174
Retail	1,213	1,609	2,553	3,361
Service Operations	14,739	11,421	26,174	20,603
Total Segment Revenues	195,506	179,057	389,074	359,950
Non-Segment Revenue	6,963	7,589	12,646	13,010
Consolidated Revenue from continuing operations	202,469	186,646	401,720	372,960
Discontinued Operations	3,633	7,716	7,443	16,104
Consolidated Revenue	$206,102	$194,362	$409,163	$389,064

Funds From Operations
Rental Operations:
Office	$72,434	$66,082	$143,716	$133,916
Industrial	50,018	48,622	99,962	94,343
Retail	960	1,323	2,006	2,702
Services Operations	4,723	4,690	6,765	6,572
Total Segment FFO	128,135	120,717	252,449	237,533

Non-Segment FFO:
Interest expense	(32,682)	(33,300)	(65,169)	(64,493)
Interest income	1,564	878	3,074	1,854
General and administrative expense	(5,629)	(4,928)	(13,951)	(10,842)
Gain on land sales	1,054	1,767	5,683	4,910
Impairment charges on depreciable property	—	(500)	—	(500)
Other expenses	261	(72)	454	(1,343)
Minority interest in earnings of subsidiaries	(425)	(449)	(732)	(472)
Joint venture FFO	10,379	11,368	19,491	20,739
Dividends on preferred units	(8,401)	(10,154)	(16,001)	(20,308)
Adjustment for redemption of preferred stock	(31)	—	(3,645)	—
Discontinued operations	1,898	3,718	3,668	7,821
Consolidated FFO	96,123	89,045	185,321	174,899

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Depreciation and amortization on continuing operations	(51,264)	(44,629)	(102,419)	(90,154)
Depreciation and amortization on discontinued operations	(1,987)	(1,988)	(3,229)	(4,135)
Share of joint venture adjustments	(4,609)	(4,774)	(9,197)	(9,777)
Earnings (loss) from joint venture property sales on continuing operations	50	(20)	50	6,255
Earnings from depreciated property sales on discontinued operations	695	625	4,704	2,963
Net Income Available for Common Unitholders	$39,008	$38,259	$75,230	$80,051

	June 30, 2004	December 31, 2003
Assets
Rental Operations:
Office	$2,999,068	$2,884,834
Industrial	2,204,964	2,177,483
Retail	64,133	47,293
Service Operations	124,516	111,318
Total Segment Assets	5,392,681	5,220,928
Non-Segment Assets	340,586	337,783
Consolidated Assets	$5,733,267	$5,558,711

In addition to revenues and FFO, the Partnership also reviews its recurring capital expenditures in measuring the performance of its individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. These expenditures are reviewed by the Partnership to determine the costs associated with re-leasing vacant space. The Partnership’s recurring capital expenditures by segment are summarized as follows for the six months ended June 30, 2004 and 2003, respectively  (in thousands):

	2004	2003
Recurring Capital Expenditures
Office	$31,070	$19,270
Industrial	18,903	14,508
Retail	19	99
Total	$49,992	$33,877

6.              Real Estate Investments

The Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

The Partnership has classified operations of eighty-two buildings as discontinued operations in accordance with SFAS 144. These eighty-two buildings consist of seventy industrial, eight office and four retail properties. As a result, the Partnership classified net income (loss) of ($89,000) and $1.7 million as discontinued operations for the three months ended June 30, 2004 and 2003, respectively, and $439,000 and $3.7 million as discontinued operations for the six months ended June 30, 2004 and 2003, respectively. Six of the properties classified in discontinued operations were sold during the first six months of 2004 and nine properties were sold during the first six months of 2003; therefore, the gains on disposal of these properties of $695,000 and $125,000 for the three months ended June 30, 2004 and 2003, respectively, and $4.7 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively, are also reported in discontinued operations. The remaining sixty-seven properties consist of thirty-three properties sold during the last six months of 2003 and thirty-four depreciable properties are classified as held-for-sale at June 30, 2004.

The following table illustrates the major classes of assets and operations affected by the eighty-two buildings identified as discontinued operations at June 30, 2004 (in thousands):

	Three months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Statement of Operations:
Revenues	$3,633	$7,716	$7,443	$16,104
Expenses:
Operating	995	2,386	2,172	5,055
Interest	767	1,611	1,627	3,237
Depreciation and Amortization	1,987	1,988	3,229	4,135
General and Administrative	3	5	4	11
Operating Income	(119)	1,726	411	3,666
Other Income	30	4	28	20

Income from discontinued operations, before gain on sale	(89)	1,730	439	3,686
Gain on sale of property, net of impairment adjustment	695	125	4,704	2,463
Income from discontinued operations	$606	$1,855	$5,143	$6,149

June 30, 2004
Balance Sheet:
Real estate investments, net	$95,069
Other Assets	32,169
Total Assets	$127,238
Accrued Expenses	$663
Other Liabilities	539
Equity	126,036
Total Liabilities and Equity	$127,238

The Partnership allocates interest expense to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and has included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any debt on secured properties included in discontinued operations and an allocable share of the Partnership’s consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the discontinued operations unencumbered population relative to the gross book value of the Partnership’s entire unencumbered population.

At June 30, 2004, the Partnership had five office properties, thirty-four industrial properties and two retail properties comprising approximately 3.6 million square feet classified as held-for-sale. These forty-one properties consist of thirty-four depreciable properties and seven merchant building developments. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held-for-sale for the six months ended June 30, 2004 and 2003, was approximately $6.2 million and $5.3 million, respectively. The net book value of the properties held-for-sale at June 30, 2004, was approximately $167.1 million. There can be no assurance that such properties held for sale will be sold.

For the six months ended June 30, 2004 and 2003, the Partnership recorded $100,000 and $1.1 million, respectively, of impairment adjustments. The $100,000 of impairment reflects the write-down of the carrying value of a held-for-sale land parcel to its projected sales price, less selling expenses. In 2003, the Partnership recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were held-for-sale. These adjustments reflected the write-down of the carrying value of the properties to their projected sales price, less selling expenses. Each of these properties were later sold in 2003.

7.              Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.

The following series of Preferred Units are outstanding as of June 30, 2004 (in thousands, except percentages):

Description	Units Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series I Preferred	300	8.450%	February 6, 2006	$75,000	No
Series J Preferred	400	6.625%	August 25, 2008	$100,000	No
Series K Preferred	600	6.500%	February 13, 2009	$150,000	No

All series of Preferred Units require cumulative distributions, have no stated maturity date (although the Partnership may redeem them on or following their initial optional redemption dates) and may be redeemed only at the Partnership’s option, in whole or in part.

The dividend rate on the Series B Preferred Units increases to 9.99% after September 12, 2012.

The Partnership redeemed its $100.0 million Series E Preferred Units on January 20, 2004, at par value.

The Partnership called for the redemption of its Series D Convertible Preferred Units as of March 16, 2004.  Prior to the redemption date, 5,242,635 Series D Convertible Preferred Units were converted into 4,911,143 Common Shares. The remaining 103,695 Series D Convertible Preferred Units outstanding on March 16, 2004 were redeemed.

The General Partner issued $150 million of Series K Preferred Units on February 13, 2004, at a dividend rate of 6.50%.

8.              Other Matters

Reclassifications

Certain 2003 balances have been reclassified to conform to 2004 presentation.

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

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. As a lender, the Partnership is subject to customary non-payment and default risk with respect to this secured loan. The note receivable has a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The interest rate on the loan is LIBOR + 75 basis points with a maturity date of January 2005 and two six month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity.

The hedge accounting rules are being used for the swaps, which allows for the change in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. As of June 30, 2004, the inherent value of the hedge was $209,000, which was reflected through an increase in other assets and OCI on the balance sheet.

In June 2004, the Partnership simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, as a hedge to effectively fix the rate on financing expected in 2004 at 5.346%, plus the

Partnership’s credit spread over the swap rate. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between August 1, 2004 and September 1, 2004. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in OCI. The inherent value of the swaps was a negative $2.7 million as of June 30, 2004, and was recorded as an increase to other liabilities and a decrease to OCI in the accompanying balance sheet.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at June 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million as compared to the negative minority interest liability recorded on the Partnership’s books for this joint venture of $77,000.

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

	Three Months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$39,008	$38,259	$75,230	$80,051
Add: Stock-based employee compensation expense included in net income determined under fair value method	100	22	201	32
Deduct: Total stock based compensation expense determined under fair value method for all awards	(220)	(197)	(440)	(382)
Proforma Net Income	$38,888	$38,084	$74,991	$79,701

		2004	2003	2004	2003

Basic net income per share	As reported	$.25	$.25	$.49	$.53
	Pro forma	$.25	$.25	$.49	$.53

Diluted net income per share	As reported	$.25	$.25	$.48	$.53
	Pro forma	$.25	$.25	$.48	$.53

11.       Subsequent Events

Declaration of Dividends

The Board of Directors of the General Partner declared the following distributions at its July 28, 2004, regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.465	August 13, 2004	August 31, 2004
Preferred (per depositary unit):
Series B	$0.99875	September 16, 2004	September 30, 2004
Series I	$0.52813	September 16, 2004	September 30, 2004
Series J	$0.41406	August 17, 2004	August 31, 2004
Series K	$0.40625	August 17, 2004	August 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of June 30, 2004, the related condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, and the related condensed consolidated statement of partners’ equity for the six months ended June 30, 2004. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

August 9, 2004

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

•                  Potential decreases in market rental rates;

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

Business Overview

As of June 30, 2004, the Partnership:

•                 Owned or controlled 904 industrial, office and retail properties (including properties under development), consisting of approximately 112.5 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 3,700 acres of land with an estimated future development potential of approximately 57 million square feet of industrial, office and retail properties.

The Partnership provides the following services for its properties and for certain properties owned by third parties and joint ventures:

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

Same Property Performance: The Partnership tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. For the three and six months ended June 30, 2004, net operating income from the same property portfolio increased .8% and .3%, respectively, from the same period in 2003.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth occupancy information regarding the Partnership’s in-service portfolio of rental properties as of June 30, 2004 and 2003 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2004	2003	2004	2003	2004	2003
Industrial
Service Centers	13,200	13,694	12.2%	13.0%	85.7%	86.8%
Bulk	67,574	66,011	62.2%	62.5%	91.4%	88.5%
Office	27,106	25,039	24.9%	23.7%	87.4%	85.3%
Retail	765	837.7%		.8%	97.8%	98.8%
Total	108,645	105,581	100.0%	100.0%	89.7%	87.6%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of June 30, 2004, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2004	5,431	$39,743	6%	3,964	$18,919	1,467	$20,824	—	$—
2005	12,409	85,680	13%	9,747	48,460	2,626	36,721	36	499
2006	11,177	77,931	12%	8,758	45,370	2,417	32,528	2	33
2007	12,721	80,861	12%	10,071	46,427	2,625	34,157	25	277
2008	13,091	79,476	12%	10,564	46,526	2,506	32,587	21	363
2009	11,463	76,765	11%	8,522	38,254	2,921	38,123	20	388
2010	7,811	58,534	9%	5,758	28,581	2,039	29,721	14	232
2011	4,755	36,944	5%	3,354	15,916	1,385	20,786	16	242
2012	4,682	29,295	4%	3,575	13,862	1,100	15,100	7	333
2013	3,978	41,612	6%	1,726	8,122	2,195	32,659	57	831
2014 and Thereafter	9,979	65,936	10%	7,023	27,157	2,406	34,896	550	3,883
Total Leased	97,497	$672,777	100%	73,062	$337,594	23,687	$328,102	748	$7,081

Total Portfolio
Square Feet	108,645			80,774		27,106		765
Percent Occupied	89.7%			90.5%		87.4%		97.8%

Future Development: The Partnership expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 3.8 million square feet of properties under development at June 30, 2004. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. A summary of the properties under development as of June 30, 2004, follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return
Held For Rental:
3rd Quarter 2004	763	68%	27,063	9.8%
4th Quarter 2004	846	50%	28,894	10.1%
1st Quarter 2005	1,217	25%	32,882	10.0%
Thereafter	—	—	—	—
	2,826	44%	$88,839	10.0%
Build-to-Suit for Sale:
3rd Quarter 2004	195	100%	19,553	9.6%
4th Quarter 2004	98	100%	11,925	11.3%
1st Quarter 2005	688	100%	20,297	7.5%
Thereafter	21	100%	2,356	10.2%
	1,002	100%	$54,131	9.2%
Total	3,828	59%	$142,970	9.7%

Lease Renewals: The Partnership renewed 71.5% and 72.5% of leases up for renewal in the three and six months ended June 30, 2004, totaling 2.1 million and 5.1 million square feet, respectively.  This compares to renewals of 70.1% and 66.2% for the three and six months ended June 30, 2003, totaling 1.5 million and 2.6 million square feet.  The average term of renewals for the three six months ended June 30, 2004, increased to 3.4 and 4.0 years from an average term of 2.8 and 2.9 years for first three and six months ended June 30, 2003.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

The following table summarizes the calculation of FFO for the three and six months ended June 30, 2004  and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available for common unitholders	$39,008	$38,259	$75,230	$80,051
Add back (deduct):
Depreciation and amortization	53,251	46,617	105,648	94,289
Share of joint venture adjustments	4,609	4,774	9,197	9,777
(Earnings) from depreciable property dispositions	(745)	(605)	(4,754)	(9,218)
Funds From Operations	$96,123	$89,045	$185,321	$174,899

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three and six months ended June 30, 2004 and 2003, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental Operations revenue from continuing operations	$187,730	$175,225	$375,546	$352,357
Service Operations revenues	14,739	11,421	26,174	20,603
Earnings from Rental Operations	45,568	44,629	88,919	86,492
Earnings from Service Operations	4,723	4,690	6,765	6,572
Operating income	44,662	44,391	81,732	82,222
Net income available for common unitholders	$39,008	$38,259	$75,230	$80,051
Weighted average common units outstanding	156,045	150,141	154,244	150,057
Weighted average common and dilutive potential common units	156,828	151,019	156,871	150,823
Basic income per common unit:
Continuing operations	$.25	$.24	$.46	$.49
Discontinued operations	$—	$.01	$.03	$.04
Diluted income per common unit:
Continuing operations	$.25	$.24	$.45	$.49
Discontinued operations	$—	$.01	$.03	$.04
Number of in-service properties at end of period	889	908	889	908
In-service square footage at end of period	108,645	105,581	108,645	105,581
Under development square footage at end of period	3,828	3,769	3,828	3,769

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations for the three months ended June 30, 2004, increased from $168.5 million in 2003 to $182.0 million in 2004. The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the three months ended June 30, 2004 and 2003 (in 000’s):

	Three Months Ended June 30,
	2004	2003
Office	$112,580	$101,805
Industrial	66,974	64,222
Retail	1,213	1,609
Non-segment	1,193	896
Total	$181,960	$168,532

Although the Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  The Partnership’s in-service occupancy increased to 89.7% at June 30, 2004, from 87.6% at June 30, 2003.  Increases in the bulk industrial and office portfolio occupancies were the main reasons for the Partnership’s overall occupancy increase.

•                  During the last two quarters of 2003 and the first two quarters of 2004, the Partnership acquired fifteen new properties, placed twelve development projects in-service and acquired an additional three properties through acquisitions of its joint venture partner’s interest. These acquisitions and developments are the primary factors in the overall $13.4 million increase in rental revenue for the three months ended June 30, 2004, compared to the same period in 2003. Twelve of the fifteen property acquisitions, five development projects and all of the joint venture acquisitions were office properties. These office acquisitions and developments were the primary reasons for the $10.8 million increase in office rental income. During the last two quarters of 2003 and in the first two quarters of 2004, the Partnership acquired three and developed six industrial buildings.

•                  Straight-line rental income for the second quarter of 2004 decreased slightly to $5.0 million compared to $6.9 million in 2003. Even though straight-line rental income decreased, the Partnership has continued the use of free rent concessions as an incentive to attract quality tenants in competitive markets. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  Lease termination fees totaled $2.3 million for the second quarter 2004, compared to $1.2 million for the same period in 2003.  Most of these termination fees were realized in the office portfolio, which had termination fees of $2.0 million during the second quarter of 2004 compared to $1.5 million for the second quarter of 2003.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the three months ended June 30, 2004 and 2003 (in 000’s):

	Three Months Ended June 30,
	2004	2003
Rental Expenses:
Office	$27,753	$24,031
Industrial	8,701	7,721
Retail	118	159
Non-segment	145	142
Total	$36,717	$32,053

Real Estate Taxes:
Office	$12,244	$11,580
Industrial	8,105	7,829
Retail	138	127
Non-segment	1,012	1,078
Total	$21,499	$20,614

The overall increase in rental expenses and real estate taxes is the result of the Partnership’s increased real estate assets associated with the acquisitions and developments.

Interest Expense

The decrease in interest expense from $33.3 million for the second quarter of 2003, to $32.7 million for the same period in 2004 was primarily attributable to a decrease of $1.8 million in secured debt interest expense, which reflects net paydowns of secured debt of nearly $86 million since June 30, 2003.

Depreciation and Amortization

Depreciation and amortization expense increased from $44.6 million during the three months ended June 30, 2003 to $51.3 million for the same period in 2004.

The following highlights the significant changes in expense for these time periods:

•                  Depreciation expense on tenant improvements increased by $2.8 million, which is reflective of increased leasing activity over the past twelve month period.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $2.5 million, which reflects the acquisition activity in the second half of 2003.

•                  Amortization expense as a result of tenants terminating leases early increased by $860,000.

Service Operations

Service Operations primarily consist of the Partnership’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $11.4 million for the three months ended June 30, 2003, to $14.7 million for the three months ended June 30, 2004, primarily as a result of the following :

•                  Net revenue from work performed as general contractor for third-party construction jobs decreased from $7.0 million for the three months ended June 30, 2003, to $6.5 million for the three months ended June 30, 2004. The slight decrease is reflective of the realization of lower profit margins on third party construction contracts in 2004, despite volume increases in 2004 over 2003. The Partnership has been successful in increasing the volume of its third party construction contracts in 2004, but has realized lower margins on its contracts in order to generate the additional volume.

•                  The Partnership’s merchant building development and sales program, whereby a building is developed by the Partnership and then sold, is the primary component of Construction and Development income. During the second quarter of 2004, the Partnership sold one such property for a gain of nearly $4.0 million as compared to one such sale in the second quarter of 2003 for a gain of $860,000.  Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $6.7 million for the three months ended June 30, 2003, to $10.0 million for the three months ended June 30, 2004. This increase reflects increased costs associated with the increased third party construction volume and income tax expense on the merchant building sale noted above.

General and Administrative Expense

General and administrative expenses increased slightly from $4.9 million to $5.6 million for the three months ended June 30, 2003, compared to the same period in 2004. The relatively small change is the result of higher employee compensation costs for 2004, offset by more overhead costs being allocated into Service Operations (because of increased third party construction volume).

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the three months ended June 30, 2004 and 2003:

	2004	2003

Gain on land sales	$1,054	$1,767
Gain (loss) on sale of joint venture interest	50	(20)
Total	$1,104	$1,747

Gain on land sales represents sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

Discontinued Operations

The Partnership has classified operations of eighty-two buildings as discontinued operations at June 30, 2004. These eighty-two buildings consist of seventy industrial, eight office and four retail properties. As a result, the Partnership classified net income (loss) from operations of ($89,000) and $1.7 million as net income from discontinued operations for the three months ended June 30, 2004 and 2003, respectively. In addition, two of the properties classified in discontinued operations were sold during the second quarter of 2004 and four properties were sold during the second quarter of 2003; therefore, the gains on disposal of these properties of $695,000 and $125,000, respectively, are also reported in discontinued operations. The remaining seventy-six properties consist of thirty-eight properties sold in 2003, four properties sold during the first quarter of 2004 and thirty-four properties are classified as held-for-sale at June 30, 2004.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $341.4 million in 2003 to $365.3 million in 2004. The following table reconciles rental income by reportable segment to the Partnership’s total reported rental income from continuing operations for the six months ended June 30, 2004 and 2003 (in 000’s):

	Six Months Ended June 30,
	2004	2003
Office	$224,986	$207,812
Industrial	135,361	128,174
Retail	2,553	3,361
Non-segment	2,351	2,048
Total	$365,251	$341,395

Although the Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  During the last half of 2003 and the first six months of 2004, the Partnership acquired fifteen new properties, placed twelve development projects in-service and acquired an additional three properties through acquisitions of its joint venture partner’s interest. These acquisitions and developments are the primary factor in the overall $23.9 million increase in rental revenue for the six months ended June 30, 2004, compared to the same period in 2003. The office segment received twelve of the fifteen property acquisitions, five development projects and all of the joint venture acquisitions.  These office acquisitions and developments were the primary reason for the $17.2 million increase in office rental income. During 2003 and in the second quarter 2004, the Partnership acquired three and developed six industrial buildings, which was one of the factors causing the $7.2 million increase in industrial rental income.

•                  The increase in the Partnership’s rental income was also the result of the Partnership’s in-service occupancy increasing to 89.7% at June 30, 2004, from 87.6% at June 30, 2003.

•                  Straight-line rental income for the six months ended June 30, 2004, totaled approximately $10.9 million compared to $11.5 million in 2003, which reflects the Partnership’s continued use of free rent concessions as an incentive to attract quality tenants in competitive markets primarily on office leases. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  The rental income shown above includes lease termination fees. The termination fee component of rental income totaled $6.4 million for the six months ended June 30, 2004, compared to $10.6 million for the same period in 2003. The office portfolio had termination fees of $5.3 million during the six months ended

•                  June 30, 2004, compared to $9.7 million for the same period in 2003. In 2003, $5.9 million of the $9.7 million of office termination fees was associated with a single tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the six months ended June 30, 2004 and 2003 (in 000’s):

	Six Months Ended June 30,
	2004	2003
Rental Expenses:
Office	$56,661	$51,561
Industrial	19,048	18,270
Retail	305	409
Non-segment	325	690
Total	$76,339	$70,930

Real Estate Taxes:
Office	$24,160	22,264
Industrial	16,202	15,607
Retail	243	250
Non-segment	2,096	2,167
Total	$42,701	$40,288

The overall rental expense increase is the result of the Partnership’s increased real estate assets associated with acquisitions and developments as noted above. The increase in rental expenses associated with the acquisitions and developments for the six month period ended June 30, 2004, was somewhat offset by the decrease in snow removal and other weather related expenses that the Partnership experienced for the same period in 2003.

Interest Expense

The increase in interest expense from $64.5 million in 2003, to $65.2 million for the same period in 2004 is in part due to the allocation of interest expense to discontinued operations being greater in 2003 versus 2004 due to the significant amount of properties classified in discontinued operations at June 30, 2004.  As noted in Footnote 6, the Partnership allocates a portion of unsecured interest expense to properties classified as discontinued operations.

The Partnership manages its leverage and related interest expense prior to the allocation to discontinued operations in order to understand the effects of financing decisions. Interest expense including discontinued operations totaled $67.7 million for the six months ended June 30, 2003, compared to $66.8 million for the same period in 2004. Although the Partnership’s average outstanding indebtedness for the six month period ending June 30, 2004, was higher than the comparable period for 2003, the Partnership’s interest expense decreased in 2004 because the interest rates on newly issued debt was lower than the rates on debt that was repaid since the second quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense increased from $90.2 million during the six months ended June 30, 2003 to $102.4 million for the same period in 2004.

The following highlights the significant changes in expense during this period:

•                  Depreciation expense on tenant improvements increased by $3.3 million, which is reflective of increased leasing activity over the past twelve month period.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $5.2 million, which reflects the increased acquisition activity since the second half of 2003 and first six months of 2004.

•                  Depreciation expense on buildings increased by $1.7 million, which is reflective of the net increase in the held for investment portfolio over the past twelve months resulting from acquisition and development activity outpacing dispositions.

Service Operations

Service Operations primarily consist of the Partnership’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $20.6 million for the six months ended June 30, 2003, to $26.2 million for the six months ended June 30, 2004, primarily as a result of the following :

•                  Revenue from work performed as general contractor for third-party construction jobs increased from $12.2 million to $13.2 million for the six months ended June 30, 2003 and 2004, respectively. The increase is reflective of healthy volume increases in 2004 over 2003, despite overall lower profit margins. The Partnership has noted an increase in margins on new deals signed during the second quarter of 2004; however, margins are driven by specifics of each deal and may not reflect future pricing increases.

•                  The Partnership’s merchant building development and sales program whereby a building is developed by the Partnership and then sold is the primary component of Construction and Development income. During 2004, the Partnership sold two such properties for a gain of nearly $4.5 million as compared to one such sale in 2003 for a gain of just over $600,000.  Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $14.0 million to $19.4 million for the six months ended June 30, 2003 and 2004, respectively. This increase reflects increased costs associated with the increased third party construction volume and income tax expense on the merchant building sale noted above.

General and Administrative Expense

General and administrative expenses increased from $10.8 million for the six months ended June 30, 2003, to $14.0 million for the same period in 2004. The increase is primarily attributable to an overall increase in compensation costs of the Partnership’s associates.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the six months ended June 30, 2004 and 2003:

	2004	2003

Gain on land sales	$5,783	$5,470
Gain on sale of joint venture interest	50	6,255
Impairment adjustment for land	(100)	(560)
Total	$5,733	$11,165

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

The Partnership recorded $100,000 and $560,000 of impairment charges on land parcels for the six months ended June 30, 2004 and 2003, respectively.

Discontinued Operations

The Partnership has classified operations of eighty-two buildings as discontinued operations as of June 30, 2004. These eighty-two buildings consist of seventy industrial, eight office and four retail properties. As a result, the Partnership classified net income from operations of $439,000 and $3.7 million as net income from discontinued operations for the six months ended June 30, 2004 and 2003, respectively. In addition, six of the properties classified in discontinued operations were sold during the first six months of 2004 and nine properties were sold during the first six months of 2003; therefore, the gains on disposal of these properties of $4.7 million and $2.5 million, respectively, are also reported in discontinued operations. The remaining sixty-seven properties consist of thirty-three properties sold throughout the last six months of 2003 and thirty-four properties are classified as held-for-sale at June 30, 2004.

Liquidity and Capital Resources

Sources of Liquidity

The Partnership expects to meet its short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining the Partnership’s current real estate assets, primarily through the following:

•                 working capital; and

•                 net cash provided by operating activities.

The Partnership historically has not used any other sources of funds to pay for recurring capital expenditures on its current real estate investments. However, as a result of the recent significant increases in occupancy and the amount of tenant improvements and leasing commissions associated with the high leasing volume, the Partnership has temporarily supplemented these sources with a relatively small amount of property disposition proceeds.

The Partnership expects to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred stock redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

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

Credit Facilities

The Partnership has the following line of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at June 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$376,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at June 30, 2004, range from LIBOR + .225% to .60% (1.36% to 1.92% at June 30, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance.  As of June 30, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

Debt and Equity Securities

The Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $545 million of unsecured debt securities as of June 30, 2004. In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the Partnership and General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants as of June 30, 2004 and expects to remain in compliance for the foreseeable future.

In January 2004, the Partnership completed a $125 million unsecured debt offering at an effective interest rate of 3.4%, due January 2008.

In February 2004, the Partnership issued Series K Preferred Units totaling $150 million at a dividend rate of 6.50%.

Sale of Real Estate Assets

The Partnership utilizes sales of real estate assets as an additional source of liquidity. During the first six months of 2004, the Partnership’s sale of real estate assets were minimal, but the Partnership continues to pursue opportunities to sell real estate assets and prune its older portfolio properties when beneficial and inline with the Partnership’s long-term strategy.

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

A summary of the Partnership’s recurring capital expenditures for the six months ended June 30, 2004 and 2003, is as follows (in thousands):

	2004	2003

Tenant improvements	$28,485	$17,777
Leasing costs	13,202	9,217
Building improvements	8,305	6,883
Totals	$49,992	$33,877

The large increase in these expenditures in 2004 coincides with the Partnership’s increase in occupancy and the related increased leasing volume.

Debt Maturities

Debt outstanding at June 30, 2004, totaled $2.5 billion with a weighted average interest rate of 5.38% maturing at various dates through 2028. The Partnership had $2.3 billion of unsecured debt and approximately $188.0 million of secured debt outstanding at June 30, 2004. Scheduled principal amortization of such debt totaled $3.4 million for the six months ended June 30, 2004.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at June 30, 2004 (in thousands):

Year	Future Repayments			Weighted Average Interest Rate of Future Repayments
	Scheduled Amortization	Maturities	Total

2004	$4,036	$150,000	$154,036	7.27%
2005	7,749	270,980	278,729	6.04%
2006	7,326	180,186	187,512	6.11%
2007	5,842	590,615	596,457	3.06%
2008	4,922	259,028	263,950	4.91%
2009	4,694	275,000	279,694	7.38%
2010	4,076	175,000	179,076	5.38%
2011	3,334	175,000	178,334	6.94%
2012	1,944	200,000	201,944	5.85%
2013	1,581	150,000	151,581	4.62%
Thereafter	8,361	50,000	58,361	6.64%
	$53,865	$2,475,809	$2,529,674	5.38%

Historical Cash Flows

Cash and cash equivalents were $10.8 and $11.5 million at June 30, 2004 and 2003, respectively. The following highlights significant changes in net cash, associated with the Partnership’s operating, investing and financing activities (amounts in thousands):

	Six months Ended June 30,
	2004	2003
Net cash provided by Operating Activities	$165.2	$161.8

Net Cash Used by Investing Activities	$(249.0)	$(136.6)

Net Cash Provided by (Used for) Financing Activities	$81.9	$(30.9)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal, operational requirements of the Partnership’s rental operations and its build-for-sale activities. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Partnership. In addition, the Partnership also develops buildings with the intent to sell, which provides another significant source of operating cash flow activity.

•                  During the six months ended June 30, 2004, the Partnership incurred build-for-sale development costs of $17.8 million as compared to $24.8 million for the six months ended June 30, 2003. The difference is reflective of the timing of activity in the held for sale pipeline as the Partnership had significant sales of held for sale properties during the fourth quarter of 2003, thus, the development costs were much higher for the first six months of 2003.  The 2004 pipeline is presently being replenished as evidenced by the June 30, 2004 backlog of projects with anticipated costs of $84.8 million.

•                  The Partnership sold two build-for-sale properties in the first six months of 2004 for a gain of $4.5 million as compared to one small sale in the first six months of 2003.

Investing Activities

Investing activities are one of the primary uses of the Partnership’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs decreased to $63.5 million for the six months ended June 30, 2004 from $68.7 million for the same period in 2003. The decrease reflects fewer development opportunities in 2003 as a result of continued relatively high vacancy rates in the Partnership’s markets and the Partnership focusing its efforts on leasing-up existing properties. However, the development starts during the second quarter of 2004 increased significantly which will lead to an increase in development costs in the near future.

•                  The Partnership acquired  $45.6 million of real estate in the first six months of 2004 as compared to $33.1 million for the same period in 2003. These modest amounts reflect the lack of available properties meeting the Partnership’s investment criteria during those periods.

•                  Recurring costs for tenant improvements, lease commissions and building improvements have continued to increase. Management anticipates these costs to remain high with the improving and releasing of existing space as occupancy trends upward, particularly in the office segment.

•                  Proceeds from the sale of land and depreciated property provided $37.2 million in net proceeds for the six months ended June 30, 2004, compared to $63.3 million in 2003. As noted above, the Partnership continues to pursue opportunities to sell real estate assets, in particular its older properties, when beneficial and consistent with the Partnership’s long-term strategy. Sales of property will continue to be utilized as part of the Partnership’s capital recycling program to fund acquisitions and new development.

•                  In January 2004, the Partnership funded a $65 million mortgage loan secured by a portfolio of office properties owned by a third party located in Atlanta, Georgia. The Partnership received a one-year option to purchase the properties as part of the transaction. This two year first mortgage loan has an initial interest rate of 5.5% for the first six months and 6.5% thereafter.

Financing Activities

In the first six months of 2004, the Partnership raised capital by borrowing from the public debt markets and issuing Preferred Units to the General Partner. The following significant items highlight fluctuations in net cash provided by (used for) financing activities:

•                  During the six months ended June 30, 2004, the Partnership received approximately $145.0 million in net proceeds from the issuance of Series K Preferred Units to the General Partner. This preferred equity was issued at a favorable dividend yield of 6.5%. The Series K preferred equity issuance corresponded with the redemption of $102.6 million of the General Partner’s Series E preferred shares in January 2004, which carried an 8.25% dividend rate.

•                  In February 2004, the General Partner called for the redemption of all its Series D convertible preferred equity as of March 16, 2004. The redemption price of each depository share of the Series D stock was $25, whereas each depository share was convertible into .93677 shares of the General Partner’s common stock. Since the value of the General Partner’s common stock was well in excess of the $26.68 strike price per share during the redemption period, the vast majority of the Series D shareholders elected to convert their shares into the General Partner’s common stock. Prior to the redemption date, 5,242,635 Series D convertible preferred depositary shares were converted into 4,911,143 common shares of the General Partner, with the remaining 103,695 Series D convertible preferred depositary shares redeemed for cash on March 16, 2004. The General Partner’s equity issuances are directly related with corresponding equity issuances by the Partnership to the General Partner. The Partnership issued one Common Unit for each common share issued by the General Partner, and cancelled one Series D Preferred Unit for each Series D share converted or redeemed by the General Partner.

•                  The Partnership took advantage of the low interest rate environment in January when it issued $125.0 million of four year unsecured debt at 3.35%. The net proceeds from this unsecured offering were used to decrease the amounts outstanding under the Partnership’s line of credit.

•                  The Partnership paid $2.9 million in cash to a group of warrant holders in exchange for the cancellation of their warrants in March 2004. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the General Partner’s common stock at the exercise date.

•                  In association with the funding of the $65 million third party mortgage loan receivable noted above in Investing Activities, the Partnership borrowed $65 million under a variable rate bank term loan with a one year term and two six month renewal options. In order to mitigate its interest rate risk on the term loan, the Partnership fixed the interest rate on the loan for a one year period with two interest rate swaps. For information on the swaps see the Financial Instruments section below.

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

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. As a lender, the Partnership is subject to customary non-payment and default risk with respect to this secured loan. The note receivable has a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The interest rate on the loan is LIBOR + 75 basis points with a maturity date of January 2005 and two six month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allows for the change in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. As of June 30, 2004, the inherent value of the hedge was Partnership$209,000, which was reflected through an increase in other assets and OCI on the balance sheet.

In June 2004, the Partnership simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, as a hedge to effectively fix the rate on financing expected in 2004 at 5.346%, plus the Partnership’s credit spread over the swap rate. The Partnership expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between August 1, 2004 and September 1, 2004. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in OCI. The inherent value of the swaps was a negative $2.7 million as of June 30, 2004, and was recorded as an increase to other liabilities and a decrease to OCI in the accompanying balance sheet.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at June 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million as compared to the negative minority interest liability recorded on the Partnership’s books for this joint venture of $77,000.

Investments in Unconsolidated Companies

The Partnership has equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Partnership’s balance sheet. The Partnership’s investment in unconsolidated companies represents less than 6% of the Partnership’s total assets as of June 30, 2004. These investments provide several benefits to the Partnership including increased market share and an additional source of capital to fund real estate projects. The Partnership has determined that these entities are either not variable interest entities under FIN 46R or the Partnership is not a primary beneficiary under FIN 46R, thus consolidation is not required.

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

Item 4.  Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to the Partnership’s management, including the chief executive officer of the General Partner and the chief financial officer of the General Partner to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed as of June 30, 2004, the chief executive officer of the General Partner and the chief financial officer of the General Partner believe that the Partnership’s disclosure controls and procedures are effective. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the completed evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office. Among the defendants are the General Partner, the Partnership and Mr. Dennis Oklak, the General Partner’s chief executive officer. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. During the second quarter of 2004, the General Partner and the Partnership reached a tentative settlement with the plaintiffs whereby it agreed to pay $175,014 in full settlement of the lawsuit. The amount was accrued at June 30, 2004. There can be no assurance that the tentative offer will be accepted as the General Partner and the Partnership are awaiting final acceptance from the Bankruptcy Court.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 28, 2004, the General Partner held its annual meeting of shareholders (the “Annual Meeting”). The shareholders of the General Partner were asked to take action to (a) elect directors to serve on the Board of Directors until the General Partner’s annual meeting of shareholders in 2005, (b) ratify the appointment of KPMG LLP to serve as the General Partner’s and the Partnership’s independent auditors for the fiscal year ending December 31, 2004, and (c) approve a shareholder proposal to separate the positions of Chairman of the Board and Chief Executive Officer.

At that Annual Meeting, the General Partner’s shareholders elected Barrington H. Branch, Gary A. Burk, Geoffrey Button, William Cavanaugh, III, Ngaire E. Cuneo, Charles R. Eitel, Thomas L. Hefner, L. Ben Lytle, William O. McCoy, John W. Nelley, Jr., Dennis D. Oklak, James E. Rogers, Jack R. Shaw, Robert J. Woodward, Jr., and Darrell E. Zink, Jr. to serve as directors for a one-year term. The number of votes cast for and against each of the director nominees was as follows:

NOMINEE	FOR	AGAINST
Barrington H. Branch	122,554,567	590,955
Gary A. Burk	121,826,956	1,318,566
Geoffrey Button	121,388,774	1,756,748
William Cavanaugh, III	122,546,212	599,310
Ngaire E. Cuneo	121,937,887	1,207,635
Charles R. Eitel	122,515,147	630,375
Thomas L. Hefner	121,864,735	1,280,787
L. Ben Lytle	122,544,070	601,452
William O. McCoy	121,898,556	1,246,966
John W. Nelley, Jr.	121,376,824	1,768,698
Dennis D. Oklak	122,387,359	1,758,163
James E. Rogers	122,531,366	614,156
Jack R. Shaw	122,502,062	643,460
Robert J. Woodward, Jr.	122,521,801	623,721
Darrell E. Zink, Jr.	121,924,272	1,221,250

The holders of 121,792,168 shares voted FOR the ratification of the appointment of KPMG LLP to serve as the General Partner’s and the Partnership’s independent auditors for the fiscal year ending December 31, 2004, the holders of 970,276 shares voted AGAINST such appointment and the holders of 383,078 shares ABSTAINED.

The holders of 28,726,633 shares voted FOR the approval of the General Partner’s shareholder proposal to separate the positions of the General Partner’s Chairman of the Board of Directors and Chief Executive Officer, the holders of 62,571,335 shares voted AGAINST such approval, the holders of 1,376,142 shares ABSTAINED and the broker non-vote was 30,471,412.  As a result, this shareholder proposal was not approved.

At the Annual Meeting, the holders of 123,145,522 shares GRANTED authority to act on such other business as may properly come before the meeting or any adjournment thereof and the holders of  -0-  shares WITHHELD such authority.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 11.1 Ratio of Earnings to Combined Fixed Charges and Preferred Stock Distributions.

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

	By:	Duke Realty Corporation
Its General Partner

Date: August 11, 2004		/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Executive Officer of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer of the General Partner