Form 10-Q
period 2004-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2004-11-12
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐  No ☒

The number of Common Units outstanding as of November 1, 2004 was 156,355,511.

DUKE REALTY LIMITED PARTNERSHIP

INDEX

Part I — Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003

Condensed Consolidated Statement of Partners’ Equity (Unaudited) for the nine months ended September 30, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$708,142	$641,544
Buildings and tenant improvements	4,665,019	4,452,624
Construction in progress	98,690	119,441
Investments in unconsolidated companies	287,827	295,837
Land held for development	381,358	314,446
	6,141,036	5,823,892
Accumulated depreciation	(764,745)	(677,357)

Net real estate investments	5,376,291	5,146,535

Cash and cash equivalents	—	12,695
Accounts receivable, net of allowance of $1,971 and $2,430	15,374	16,215
Straight-line rent receivable, net of allowance of $1,240 and $1,240	83,987	71,049
Receivables on construction contracts	53,748	44,905
Deferred financing costs, net of accumulated amortization of $8,369 and $10,703	39,647	13,358
Deferred leasing and other costs, net of accumulated amortization of $83,326 and $67,317	202,346	158,562
Escrow deposits and other assets	108,517	95,392
	$5,879,910	$5,558,711
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$204,942	$208,649
Unsecured notes	2,115,687	1,775,887
Unsecured lines of credit	339,000	351,000
	2,659,629	2,335,536

Construction payables and amounts due subcontractors	76,126	60,789
Accounts payable	6,904	2,268
Accrued expenses:
Real estate taxes	78,182	52,955
Interest	25,904	33,259
Other	38,703	49,029
Other liabilities	107,206	107,321
Tenant security deposits and prepaid rents	32,765	37,975
Total liabilities	3,025,419	2,679,132

Minority interest	72	1,259

Partners’ equity:
General Partner
Common equity	2,229,613	2,153,844
Preferred equity (liquidation preference of $457,250)	423,409	511,785
	2,653,022	2,665,629
Limited Partners’ common equity	201,265	212,691
Accumulated other comprehensive income	132	—
	2,854,419	2,878,320
	$5,879,910	$5,558,711

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIPAND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30,

 (in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
RENTAL OPERATIONS:
Revenues:
Rental income	$188,739	$171,297	$554,514	$513,332
Equity in earnings of unconsolidated companies	6,220	7,368	16,515	18,330
	194,959	178,665	571,029	531,662
Operating expenses:
Rental expenses	40,971	35,101	117,418	106,600
Real estate taxes	22,403	17,834	65,158	58,189
Interest expense	34,423	30,273	99,755	95,116
Depreciation and amortization	61,447	46,163	164,109	136,526
	159,244	129,371	446,440	396,431
Earnings from rental operations	35,715	49,294	124,589	135,231

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	90,932	79,018	263,388	196,679
General contractor costs	(84,368)	(71,420)	(243,646)	(176,854)
Net general contractor revenue	6,564	7,598	19,742	19,825
Property management, maintenance and leasing fees	3,742	3,409	11,532	10,951
Construction management and development activity income	4,794	122	9,424	839
Other income	2,334	1,324	2,910	1,441
Total revenue	17,434	12,453	43,608	33,056

Operating expenses	11,093	8,137	30,502	22,168
Total earnings from service operations	6,341	4,316	13,106	10,888

General and administrative expense	(6,890)	(4,612)	(20,839)	(15,455)
Operating income	35,166	48,998	116,856	130,664

OTHER INCOME (EXPENSE)
Interest income	1,223	808	4,325	2,681
Earnings from sale of land and ownership interest in
unconsolidated companies, net of impairment adjustment	3,387	1,394	8,940	12,539
Other revenue (expense)	(260)	421	(334)	(138)
Other minority interest in earnings of subsidiaries	(275)	(296)	(1,007)	(768)
Income from continuing operations	39,241	51,325	128,780	144,978

Discontinued operations:
Net income from discontinued operations	1,073	819	1,526	5,042
Gain on sale of discontinued operations and net of impairment adjustment	14,873	3,338	19,757	5,821
Income from discontinued operations	15,946	4,157	21,283	10,863
Net income	55,187	55,482	150,063	155,841
Preferred unit distributions	(8,320)	(10,816)	(24,321)	(31,124)
Adjustment for redemption of preferred units	—	—	(3,645)	—
Net income available for common unitholders	$46,867	$44,666	$122,097	$124,717
Basic net income per common unit:
Continuing operations	$.20	$.27	$.65	$.76
Discontinued operations	.10	.03	.14	.07
Total	$.30	$.30	$.79	$.83
Diluted net income per common unit:
Continuing operations	$.20	$.27	$.64	$.76
Discontinued operations	.10	.03	.14	.07
Total	$.30	$.30	$.78	$.83
Weighted average number of common units outstanding	156,211	150,373	154,905	150,163
Weighted average number of common and dilutive potential common units	157,105	151,244	156,956	150,965

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$150,063	$155,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	138,873	125,191
Amortization of deferred leasing and other costs	28,286	17,348
Amortization of deferred financing costs	3,366	2,756
Minority interest in earnings	1,007	768
Straight-line rent adjustment	(15,334)	(16,971)
Earnings from land and depreciated property sales	(28,697)	(18,360)
Build-for-sale operations, net	(3,713)	(37,196)
Construction contracts, net	(944)	(6,924)
Other accrued revenues and expenses, net	(8,328)	5,596
Operating distributions received in excess of equity and earnings from unconsolidated companies	9,947	6,974
Net cash provided by operating activities	274,526	235,023

Cash flows from investing activities:
Development of real estate investments	(97,817)	(100,810)
Acquisition of real estate investments	(204,361)	(108,074)
Acquisition of land held for development and infrastructure costs	(99,284)	(28,067)
Recurring tenant improvements	(41,968)	(28,078)
Recurring leasing costs	(20,313)	(15,993)
Recurring building improvements	(14,679)	(12,736)
Other deferred leasing costs	(11,464)	(14,848)
Other deferred costs and other assets	(14,430)	(18,437)
Tax deferred exchange escrow, net	—	(8,248)
Proceeds from land and depreciated property sales, net	147,353	85,709
Advances to unconsolidated companies	(2,328)	(13,294)
Net cash used by investing activities	(359,291)	(262,876)

Cash flows from financing activities:
Contribution from General Partner, common units	10,343	9,691
Contribution from General Partner, preferred units	144,940	96,700
Payments for redemption of General Partner’s preferred equity	(102,651)	(20)
Payments for exercise of warrants	(2,881)	(4,692)
Proceeds from indebtedness	440,000	325,000
Payments on unsecured debt	(100,000)	(175,000)
Proceeds from debt refinancing	—	38,340
Payments on indebtedness including principal amortization	(37,764)	(131,686)
Borrowings (payments) on line of credit, net	(12,000)	95,109
Distributions to common unitholders	(213,930)	(205,964)
Distributions to preferred unitholders	(23,508)	(30,460)
Distributions to minority interest	(820)	(1,284)
Deferred financing costs	(29,659)	(4,304)
Net cash provided by financing activities	72,070	11,430
Net decrease in cash and cash equivalents	(12,695)	(16,423)

Cash and cash equivalents at beginning of period	12,695	17,129
Cash and cash equivalents at end of period	$—	$706
Other non-cash items:
Assumption of debt for real estate acquisitions	$—	$—
Conversion of Limited Partner Units to common shares of General Partner	$7,617	$4,299
Issuance of Limited Partner Units for real estate acquisitions	$5,575	$3,187
Assumption of debt for real estate acquisitions	$29,854	$—
Adjustments for redemption of preferred units	$130,665	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Partners’ Equity

For the nine  months ended September 30, 2004

(in thousands,  except per unit data)

(Unaudited)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income	Total
Balance at December 31, 2003	$2,153,844	$511,785	$212,691	$—	$2,878,320

Comprehensive income:
Net income	113,852	24,321	11,890	—	150,063
Distributions to preferred unitholders	—	(24,321)	—	—	(24,321)
Gains (losses) on derivative instruments	—	—	—	132	132

Comprehensive income available for common unitholders					125,874

Capital contribution from General Partner	10,470	144,940	—	—	155,410

Acquisition of Partnership interest for common stock of General Partner	17,357	—	(9,740)	—	7,617

Acquisition of property in exchange for Limited Partner Units	—	—	5,575	—	5,575

Redemption of Series E Preferred Units	—	(100,028)	—	—	(100,028)

General Partner’s redemption of Series D Preferred Units	—	(2,623)	—	—	(2,623)

General Partner’s conversion of Series D Preferred Units	130,665	(130,665)	—	—	—

Exercise of General Partner warrants	(2,881)	—	—	—	(2,881)

Tax benefits from employee stock plans	783	—	—	—	783

FASB 123 compensation expense	302	—	—	—	302

Distribution to General Partner	(31)	—	—	—	(31)

Distributions to partners ($1.39 per Common Unit)	(194,748)	—	(19,151)	—	(213,899)

Balance at September 30, 2004	$2,229,613	$423,409	$201,265	$132	$2,854,419

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2003). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 91.2% of the common partnership interests as of September 30, 2004 (“General Partner Units”). The remaining 8.8% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

The Partnership owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provides real estate services to third-party owners. The Partnership conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).

2.              Lines of Credit

The Partnership has one unsecured line of credit available at September 30, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$339,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2004, range from LIBOR + .24% to .60% (1.88% to 2.44% at September 30, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance.  As of September 30, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

3.             Related Party Transactions

The Partnership provides property management, leasing, construction, and other tenant related services to properties in which former executive officers and current Board Members of the General Partner have ownership interests. The Partnership received fees totaling approximately $546,000 and $997,000 for services provided to these properties for the nine months ended September 30, 2004 and 2003, respectively. The fees charged by the Partnership for such services are equivalent to those charged to unrelated third-party owners for similar services.

The Partnership provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Partnership has an equity interest. For the nine months ended September 30, 2004 and 2003, respectively, the Partnership received management fees of $3.8 million and $3.7 million, leasing fees of $1.9 million and $1.7 million and construction and development fees of $1.0 million and $1.1 million from these unconsolidated companies. These fees were recorded at market rates and the Partnership eliminates its ownership percentage of these fees in the consolidated financial statements.

4.          Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income available for common unitholders by the weighted average number of common units outstanding for the period. Diluted net income per common unit is computed by dividing the net income available for common unitholders by the sum of the weighted average number of common units outstanding, including any dilutive potential common units for the period.

The following table reconciles the components of basic and diluted net income per common unit for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted net income available for common unitholders	$46,867	$44,666	$122,097	$124,717

Weighted average number of common units outstanding	156,211	150,373	154,905	150,163

Weighted average conversion of Series D preferred units (1)	—	—	1,170	—
Dilutive units for stock based compensation plan	894	871	881	802

Weighted average number of common units and dilutive potential common units	157,105	151,244	156,956	150,965

(1)          The General Partner called for the redemption of the Series D preferred units as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D preferred units were converted into 4.9 million common units. These units represent the weighted effect, assuming the Series D preferred units had been converted on January 1, 2004.

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

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO information is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Partnership’s performance measure.

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

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2004, and 2003, and the assets for each of the reportable segments as of September 30, 2004, and December 31, 2003, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Rental Operations:
Office	$115,108	$104,894	$340,099	$313,334
Industrial	70,827	64,267	207,037	193,794
Retail	1,409	1,447	3,632	4,367
Service Operations	17,434	12,453	43,608	33,056
Total Segment Revenues	204,778	183,061	594,376	544,551
Non-Segment Revenue	7,615	8,057	20,261	20,167
Consolidated Revenue from continuing operations	212,393	191,118	614,637	564,718
Discontinued Operations	2,349	5,999	9,268	21,463
Consolidated Revenue	$214,742	$197,117	$623,905	$586,181
Funds From Operations
Rental Operations:
Office	$71,993	$69,023	$215,724	$202,956
Industrial	52,601	49,076	153,170	143,765
Retail	1,196	1,221	2,942	3,564
Services Operations	6,341	4,316	13,106	10,888
Total Segment FFO	132,131	123,636	384,942	361,173
Non-Segment FFO:
Interest expense	(34,423)	(30,273)	(99,755)	(95,116)
Interest income	1,223	808	4,325	2,681
General and administrative expense	(6,890)	(4,612)	(20,839)	(15,455)
Gain on land sales	3,387	1,383	9,070	6,293
Impairment charges on depreciable property	—	—	—	(500)
Other expenses	(686)	(537)	(232)	(1,880)
Minority interest in earnings of subsidiaries	(275)	(296)	(1,007)	(768)
Joint venture FFO	10,907	11,827	30,398	32,566
Preferred unit distributions	(8,320)	(10,816)	(24,321)	(31,124)
Adjustment for redemption of preferred units	—	—	(3,645)	—
Discontinued operations	1,137	2,906	4,576	11,055
Consolidated FFO	98,191	94,026	283,512	268,925

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Depreciation and amortization on continuing operations	(61,447)	(46,163)	(164,109)	(136,526)
Depreciation and amortization on discontinued operations	(64)	(2,087)	(3,050)	(6,013)
Share of joint venture adjustments	(4,686)	(4,459)	(13,883)	(14,236)
Earnings (loss) from joint venture and depreciable property sales on continuing operations	—	11	(130)	6,746
Earnings from depreciated property sales on discontinued operations	14,873	3,338	19,757	5,821
Net income available for common unitholders	$46,867	$44,666	$122,097	$124,717

	September 30,	December 31,
	2004	2003
Assets
Rental Operations:
Office	$3,127,021	$2,884,834
Industrial	2,184,700	2,177,483
Retail	95,666	47,293
Service Operations	125,739	111,318
Total Segment Assets	5,533,126	5,220,928
Non-Segment Assets	346,784	337,783
Consolidated Assets	$5,879,910	$5,558,711

In addition to revenues and FFO, the Partnership also reviews its recurring capital expenditures in measuring the performance of its individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. These expenditures are reviewed by the Partnership to determine the costs associated with re-leasing vacant space and maintaining the condition of its properties. The Partnership’s recurring capital expenditures by segment are summarized as follows for the nine months ended September 30, 2004 and 2003, respectively  (in thousands):

	2004	2003
Recurring Capital Expenditures
Office	$52,328	$34,354
Industrial	24,610	22,342
Retail	22	111
Total	$76,960	$56,807

6.     Real Estate Investments

The Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Partnership to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

As of September 30, 2004, the Partnership has classified operations of seventy-nine buildings as discontinued operations in accordance with SFAS 144. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Partnership classified net income of $1.1 million and $819,000 as discontinued operations for the three months ended September 30, 2004 and 2003, respectively, and $1.5 million and $5.0 million as discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. Thirty-four of the properties classified in discontinued operations were sold during the first nine months of 2004 and eleven properties were sold during the first nine months of 2003; therefore, the gains on disposal of these properties of $14.9 million and $3.3 million for the three months ended September 30, 2004 and 2003, respectively, and $19.8 million and $5.8 million for the nine months ended September 30, 2004 and 2003, respectively, are also reported in discontinued operations. The remaining thirty-four properties consist of thirty-one properties sold during the last three months of 2003 and three depreciable properties classified as held-for-sale at September 30, 2004.

The following table illustrates the major classes of assets and operations affected by the seventy-nine buildings identified as discontinued operations at September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statement of Operations:
Revenues	$2,349	$5,999	$9,268	$21,463
Expenses:
Operating	634	1,770	2,644	6,189
Interest	569	1,309	2,033	4,196
Depreciation and Amortization	64	2,087	3,050	6,013
General and Administrative	9	15	15	25
Operating Income	1,073	818	1,526	5,040
Other Income	—	1	—	2
Income from discontinued operations, before gain on sale	1,073	819	1,526	5,042
Gain on sale of property, net of impairment adjustment	14,873	3,338	19,757	5,821
Income from discontinued operations	$15,946	$4,157	$21,283	$10,863

September 30, 2004
Balance Sheet:
Real estate investments, net	$12,446
Other Assets	1,343
Total Assets	$13,789
Accrued Expenses	$25
Other Liabilities	3
Equity	13,761
Total Liabilities and Equity	$13,789

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

At September 30, 2004, the Partnership had four office properties, five industrial properties and one retail property, which comprised approximately 1.7 million square feet classified as held-for-sale. These ten properties consist of three depreciable properties and seven merchant building developments. The net book value of the properties held-for-sale at September 30, 2004, was approximately $77.8 million. There can be no assurance that such properties held for sale will be sold.

For the nine months ended September 30, 2004 and 2003, the Partnership recorded $425,000 and $1.1 million, respectively, of impairment adjustments. The $425,000 of impairment reflects the write-down of the carrying value of three held-for-sale land parcels contracted to sell in the fourth quarter of 2004. In 2003, the Partnership recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were held-for-sale. These adjustments reflected the write-down of the carrying value of the properties to their projected sales price, less selling expenses. Each property was later sold in 2003.

7.              Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.

The following series of preferred units are outstanding as of September 30, 2004 (in thousands, except percentages):

			Initial Optional
	Units	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible
Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series I Preferred	300	8.450%	February 6, 2006	$75,000	No
Series J Preferred	400	6.625%	August 25, 2008	$100,000	No
Series K Preferred	600	6.500%	February 13, 2009	$150,000	No

All series require cumulative distributions, have no stated maturity date (although the General Partner may redeem them on or following their initial optional redemption dates) and may be redeemed only at the General Partner’s option, in whole or in part.

The dividend rate on the Series B Preferred Units increases to 9.99% after September 12, 2012.

The General Partner and the Partnership redeemed the $100.0 million Series E Preferred Units on January 20, 2004 at par value.

The General Partner and the Partnership called for the redemption of the Series D Convertible Preferred Units as of March 16, 2004.  Prior to the redemption date, 5,242,635 Series D Convertible Preferred Units were converted into 4,911,143 Common Units. The remaining 103,695 Series D Convertible Preferred Units outstanding on March 16, 2004 were redeemed.

The General Partner issued $150 million of Series K Preferred Units on February 13, 2004 at a dividend rate of 6.50%.

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

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third-party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first six months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six-month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with the Partnership’s acquisition of the properties that secured the note. However, the Partnership’s $65 million note payable and related interest swaps were not retired. As of September 30, 2004, the fair value of the hedge was $132,000, which was reflected through an increase in other assets and OCI on the Partnership’s balance sheet.

In June 2004, the Partnership simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus the Partnership’s credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI.  In August of 2004, the Partnership settled these three swaps when it issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. The Partnership recorded $6.85 million of deferred financing costs associated with the unwinding of the swap, which will be amortized into interest expense over the life of the new 6.33% notes.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at September 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on the Partnership’s books for this joint venture of $157,000.

10.       Debt

In August 2004, the Partnership issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Partnership’s 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to finance costs associated with the offering, exchange of debt and to reduce amounts outstanding under the Partnership’s unsecured line of credit.

11.       Stock Based Compensation

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

The following table illustrates the effect on net income and earnings per common unit if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per unit amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$46,867	$44,666	$122,097	$124,717
Add: Stock-based employee compensation expense included in net income determined under fair value method	101	64	302	96
Deduct: Total stock based compensation expense determined under fair value method for all awards	(220)	(239)	(660)	(621)
Proforma net income	$46,748	$44,491	$121,739	$124,192

Basic net income per common unit
As reported	$.30	$.30	$.79	$.83
Pro forma	$.30	$.30	$.79	$.83

Diluted net income common unit
As reported	$.30	$.30	$.78	$.83
Pro forma	$.30	$.29	$.78	$.82

12.       Subsequent Events

Declaration of Distributionss

The Board of Directors of the General Partner declared the following distributions at its October 27, 2004, regularly scheduled Board meeting:

	Quarterly
Class	Amount/Unit	Record Date	Payment Date
Common	$0.465	November 12, 2004	November 30, 2004
Preferred (per depositary unit):
Series B	$0.99875	December 17, 2004	December 31, 2004
Series I	$0.52813	December 17, 2004	December 31, 2004
Series J	$0.41406	November 16, 2004	November 30, 2004
Series K	$0.40625	November 16, 2004	November 30, 2004

Agreement to Sell Series L Preferred Units

On November 2, 2004, the General Partner and the Partnership agreed to sell $200 million of Series L Preferred Units, at a dividend rate of 6.60%.  The sale is expected to close on November 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of September 30, 2004, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, and the related condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2004. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

November 9, 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward - Looking Statements

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

•     Continuing ability to favorably raise debt and equity in the capital markets; and

•     Other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments.

This list of risks and uncertainties, however, is not intended to be exhaustive. The Partnership has on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated September 5, 2003, which contains additional risk factor information.

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

Business Overview

As of September 30, 2004, the Partnership:

•                 Owned or controlled 896 industrial, office and retail properties (including properties under development), consisting of approximately 114.1 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 4,600 acres of land with an estimated future development potential of approximately 69 million square feet of industrial, office and retail properties.

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

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Partnership’s results of operations. The following table sets forth occupancy information regarding the Partnership’s in-service portfolio of rental properties as of September 30, 2004 and 2003 (in thousands, except percent occupied):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2004	2003	2004	2003	2004	2003
Industrial
Service Centers	13,011	13,636	11.9%	12.9%	84.5%	88.2%
Bulk	67,469	65,700	61.5%	62.0%	92.0%	89.6%
Office	28,569	25,644	26.0%	24.2%	86.9%	85.7%
Retail	708	933	0.6%	0.9%	99.3%	98.0%
Total	109,757	105,913	100.0%	100.0%

Lease Expiration: The following table reflects the Partnership’s in-service portfolio lease expiration schedule as of September 30, 2004, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2004	3,225	$20,284	3%	2,471	$11,088	754	$9,196	—	$—
2005	11,975	82,801	13%	9,405	46,371	2,559	36,279	11	151
2006	11,403	77,652	11%	8,994	44,590	2,409	33,062	—	—
2007	12,969	84,414	12%	10,023	46,315	2,927	37,913	19	186
2008	13,287	81,339	12%	10,530	45,818	2,738	35,183	19	338
2009	12,125	83,900	12%	8,700	39,390	3,417	44,380	8	130
2010	8,183	62,108	9%	5,905	29,293	2,270	32,652	8	163
2011	4,861	38,429	6%	3,398	16,331	1,444	21,759	19	339
2012	5,188	32,958	5%	3,807	14,813	1,374	17,812	7	333
2013	3,911	41,218	6%	1,651	7,635	2,203	32,752	57	831
2014 and Thereafter	11,493	74,746	11%	8,205	31,527	2,734	39,162	554	4,057
Total Leased	98,620	$679,849	100%	73,089	$333,171	24,829	$340,150	702	$6,528

Total Portfolio Square Feet	109,757			80,480		28,569		708

Percent Occupied	89.9%			90.8%		86.9%		99.3%

Future Development: The Partnership expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Partnership has 4.3 million square feet of properties under development at September 30, 2004. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service.  A summary of the properties under development as of September 30, 2004 follows (in thousands, except percent leased and anticipated stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held For Rental:
4th Quarter 2004	893	48%	34,202	10.3%
1st Quarter 2005	2,234	36%	65,163	9.8%
2nd Quarter 2005	123	100%	6,408	9.5%
Thereafter	80	—	9,182	10.5%
	3,330	41%	$114,955	10.0%
Build-to-Suit for Sale:
4th Quarter 2004	31	100%	3,011	11.3%
1st Quarter 2005	888	100%	25,731	8.0%
2nd Quarter 2005	47	100%	6,377	9.6%
Thereafter	—	—	—	—
	966	100%	$35,119	8.6%
Total	4,296	54%	$150,074	9.6%

Lease Renewals: The Partnership renewed 71.3% and 72.1% of leases up for renewal in the three and nine months ended September 30, 2004, totaling 1.9 million and 6.9 million square feet, respectively. This compares to renewals of 76.5% and 70.9% for the three and nine months ended September 30, 2003, totaling 2.4 million and 5.0 million square feet. The average term of renewals for the three and nine months ended September 30, 2004, remained generally consistent at 3.1 years and 3.8 years compared to an average term of 3.6 years and 3.2 years for first three and nine months ended September 30, 2003.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a Partnership’s real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income available for common unitholders	$46,867	$44,666	$122,097	$124,717
Add back (deduct):
Depreciation and amortization	61,511	48,250	167,159	142,539
Share of joint venture adjustments	4,686	4,459	13,883	14,236
Earnings from depreciable property dispositions	(14,873)	(3,349)	(19,627)	(12,567)
Funds From Operations	$98,191	$94,026	$283,512	$268,925

Results of Operations

A summary of the Partnership’s operating results and property statistics for the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands, except number of properties and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental Operations revenue from continuing operations	$194,959	$178,665	$571,029	$531,662
Service Operations revenues	17,434	12,453	43,608	33,056
Earnings from Rental Operations	35,715	49,294	124,589	135,231
Earnings from Service Operations	6,341	4,316	13,106	10,888
Operating income	35,166	48,998	116,856	130,664
Net income available for common unitholders	$46,867	$44,666	$122,097	$124,717
Weighted average common units outstanding	156,211	150,373	154,905	150,163
Weighted average common and dilutive potential common units	157,105	151,244	156,956	150,965
Basic income per common unit:
Continuing operations	$.20	$.27	$.65	$.76
Discontinued operations	$.10	$.03	$.14	$.07
Diluted income per common unit:
Continuing operations	$.20	$.27	$.64	$.76
Discontinued operations	$.10	$.03	$.14	$.07
Number of in-service properties at end of period	880	908	880	908
In-service square footage at end of period	109,757	105,914	109,757	105,914

Under development square footage at end of period	4,296	3,941	4,296	3,941

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations for the three months ended September 30, 2004, increased from $171.3 million in 2003 to $188.7 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to the Partnership’s total reported rental income from continuing operations for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Office	$115,108	104,894
Industrial	70,827	64,267
Retail	1,409	1,447
Non-segment	1,395	689
Total	$188,739	$171,297

Although the Partnership’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  The Partnership’s in-service occupancy increased to 89.9% at September 30, 2004, from 88.6% at September 30, 2003.  Increases in the bulk industrial and office portfolio occupancies were the main reasons for the Partnership’s overall occupancy increase.

•                  During the last quarter of 2003 and the first three quarters of 2004, the Partnership acquired twenty-seven new properties and placed sixteen development projects in-service. These acquisitions and developments are the primary factors in the overall $17.5 million increase in rental revenue for the three months ended September 30, 2004, compared to the same period in 2003. Twenty-one of the twenty-seven property acquisitions and five development projects were office properties. These office acquisitions and developments were the primary reasons for the $10.2 million increase in office rental income. During the last quarter of 2003 and in the first three quarters of 2004, the Partnership acquired four and developed ten industrial buildings.

•                  Straight-line rental income for the third quarter of 2004 decreased slightly to $4.5 million compared to $5.5 million in 2003. Even though straight-line rental income decreased, the Partnership has continued the use of free rent concessions as an incentive to attract quality tenants in competitive markets. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  Lease termination fees totaled $4.7 million for the third quarter 2004, compared to $1.2 million for the same period in 2003.  Most of these termination fees were realized in the industrial portfolio, which had termination fees of $3.2 million during the third quarter of 2004 compared to $554,000 for the third quarter of 2003. Of the $3.2 million of industrial terminations, $2.7 million was associated with a single tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Rental Expenses:
Office	$30,986	$26,723
Industrial	9,799	8,183
Retail	95	126
Non-segment	91	69
Total	$40,971	$35,101

Real Estate Taxes:
Office	$12,580	$9,800
Industrial	8,577	6,997
Retail	114	99
Non-segment	1,132	938
Total	$22,403	$17,834

The overall increase in rental expenses and real estate taxes is the result of the Partnership’s increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

The increase in interest expense from $30.3 million for the third quarter of 2003 to $34.4 million for the same period in 2004 is primarily attributable to the additional $540.0 million of unsecured debt which was issued by the Partnership since September 2003, compared to unsecured debt retirements of only $100.0 million during that same time period. The increase in unsecured debt is the result of the Partnership issuing unsecured debt to take advantage of the favorable interest environment and to fund new developments and acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased from $46.2 million during the three months ended September 30, 2003 to $61.4 million for the same period in 2004.

The following highlights the significant changes in depreciation expense for these time periods:

•                  Depreciation expense on tenant improvements increased by $7.5 million, which is reflective of increased leasing activity over the past year.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $4.0 million, which reflects the acquisition activity in the last three months of 2003 and the first nine months of 2004.

•                  Depreciation expense on building assets has increased by $1.0 million as a result of the Partnership increasing its held for investment portfolio by $167.5 million over the past year.

Service Operations

Service Operations primarily consist of the Partnership’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $12.5 million for the three months ended September 30, 2003 to $17.4 million for the three months ended September 30, 2004, primarily as a result  of the following:

•                  Net revenue from work performed as general contractor for third-party construction jobs decreased from $7.6 million for the three months ended September 30, 2003, to $6.6 million for the three months ended September 30, 2004, respectively. The decrease is reflective of the realization of lower profit margins on third-party construction contracts in 2004, despite volume increases in 2004 over 2003. The Partnership has been successful in increasing the volume of its third-party construction contracts in late 2003 and 2004, but at lower margins in order to generate additional volume. During the second and third quarters of 2004, the Partnership has been more selective on new third-party contracts resulting in an increase in the margin of new deals signed, which will have a positive effect on Service Operations profitability in 2005.

•                  The Partnership’s merchant building development and sales program, whereby a building is developed by the Partnership and then sold, is a significant component of Construction and Development income. During the third quarter of 2004, the Partnership sold two such properties for a gain of nearly $4.6 million as compared to no merchant building sales in the third quarter of 2003. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $8.1 million for the three months ended September 30, 2003, to $11.1 million for the three months ended September 30, 2004, respectively. This increase reflects greater costs associated with the increased third-party construction volume and income tax expense on the merchant building sales noted above.

General and Administrative Expense

General and administrative expenses increased from $4.6 million to $6.9 million for the three months ended September 30, 2003, compared to the same period in 2004. The Partnership experienced an increase in overall expenses as a result of increased staffing and employee compensation to support business expansion for the quarter ended September 30, 2004, compared to the same period in 2003.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Gain on land sales	$3,712	$1,383
Gain (loss) on sale of joint venture interest	—	11
Impairment adjustment for land	(325)	—
Total	$3,387	$1,394

Gain on land sales are derived from sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

For the three months ended September 30, 2004, the Partnership recorded $325,000 of impairment charges associated with contracts to sell three land parcels.

Discontinued Operations

The Partnership has classified the operations of seventy-nine buildings as discontinued operations at September 30, 2004. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Partnership classified net income from operations of $1.1 million and $819,000 as net income from discontinued operations for the three months ended September 30, 2004 and 2003, respectively. In addition, twenty-eight of the properties classified in discontinued operations were sold during the third quarter of 2004 and two properties were sold during the third quarter of 2003; therefore, the gains on disposal of these properties of $14.9 million and $3.3 million, respectively, are also reported in discontinued operations. The remaining forty-nine properties consist of forty properties sold in 2003, six properties sold during the first and second quarter of 2004 and three properties classified as held-for-sale at September 30, 2004.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $513.3 million in 2003 to $554.5 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to the Partnership’s total reported rental income from continuing operations for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Office	$340,099	$313,334
Industrial	207,037	193,794
Retail	3,632	4,367
Non-segment	3,746	1,837
Total	$554,514	$513,332

The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  During the last quarter of 2003 and the first nine months of 2004, the Partnership acquired twenty-seven new properties and placed sixteen development projects in-service. These acquisitions and developments are the primary factor in the overall $41.2 million increase in rental revenue for the nine months ended September 30, 2004, compared to the same period in 2003. Twenty-one of the twenty-seven property acquisitions and five development projects were within the office segment. These office acquisitions and developments were the primary reason for the $26.8 million increase in office rental income. During the same period in 2003 and 2004, the Partnership acquired four and developed ten industrial buildings, which are the main factors causing the $13.2 million increase in industrial rental income.

•                  The increase in the Partnership’s rental income was also the result of the Partnership’s in-service occupancy increasing to 89.9% at September 30, 2004, from 88.6%  at September 30, 2003.

•                  Straight-line rental income for the nine months ended September 30, 2004, totaled approximately $15.3 million compared to $17.0 million in 2003, which reflects the Partnership’s continued use of free rent concessions as an incentive to attract quality tenants in competitive markets primarily on office leases. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  The rental income shown above includes lease termination fees. The termination fee component of rental income totaled $11.2 million for the nine months ended September 30, 2004, compared to $12.1 million for the same period in 2003. The office portfolio had termination fees of $6.8 million during the nine months ended September 30, 2004, compared to $10.3 million for the same period in 2003. In 2003, $5.9 million of the $10.3 million of office termination fees was associated with a single tenant. Industrial termination fees have increased from $1.7 million for the nine months ended September 30, 2003 to $4.4 million for the same period in 2004. Of the $4.4 million of industrial terminations, $2.7 million was associated with a single tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Partnership’s total reported amounts in the statement of operations for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Rental Expenses:
Office	$87,635	$78,404
Industrial	29,013	27,061
Retail	353	476
Non-segment	417	659
Total	$117,418	$106,600

Real Estate Taxes:
Office	36,743	31,717
Industrial	25,368	21,869
Retail	412	103
Non-segment	2,635	4,500
Total	$65,158	$58,189

The overall rental expense increase is the result of the Partnership’s increased real estate assets associated with acquisitions and developments as noted above.

Interest Expense

The increase in interest expense from $95.1 million for the nine months ended September 30, 2003, to $99.8 million for the same period in 2004 is primarily attributable to the additional $540.0 million of unsecured debt which was issued by the Partnership since September 3003, compared to unsecured debt retirements of only $100.0 million during that same time period. In the last year, the Partnership has continued to issue unsecured debt, to take advantage of the favorable interest environment and to fund new developments and acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased from $136.5 million during the nine months ended September 30, 2003 to $164.1 million for the same period in 2004.

The following highlights the significant changes in expense during this period:

•                  Depreciation expense on tenant improvements increased by $11.6 million, which is reflective of increased leasing activity over the past twelve-month period.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $9.4 million, which reflects the increased acquisition activity since the last three months of 2003 and first nine months of 2004.

•                  Depreciation expense on buildings increased by $2.1 million, which is reflective of the net increase in the held for investment portfolio over the past twelve months resulting from acquisition and development activity outpacing dispositions.

Service Operations

Service Operations primarily consist of the Partnership’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $33.1 million for the nine months ended September 30, 2003, to $43.6 million for the nine months ended September 30, 2004, primarily as a result of the following:

•                  Net revenue from work performed as general contractor for third-party construction jobs decreased from $19.8 million to $19.7 million for the nine months ended September 30, 2003 and 2004, respectively. During the nine months ended September 30, 2004, the Partnership has experienced an increase in the volume of third-party work, but the margins associated with this work have been lower. The Partnership accepted these lower margin jobs in order to increase its overall third-party volume. While margins associated with this work have been lower in the first nine months, the Partnership has noted an increase in margins of new deals signed during the second and third quarters of 2004. The Partnership has been more selective on new third-party contracts, which will have a positive effect on Service Operations profitability in 2005.

•                  The Partnership’s merchant building development and sales program whereby a building is developed by the Partnership and then sold is a significant component of Construction and Development income. During 2004, the Partnership sold four such properties for a gain of nearly $9.2 million as compared to one such sale in 2003 for a gain of $743,000. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $22.2 million to $30.5 million for the nine months ended September 30, 2003 and 2004, respectively. This increase reflects greater costs being incurred by Service Operations as a result of the increase in the Partnership’s third-party construction volume and merchant building sales activity for the nine months ended September 30, 2004, compared to the same period in 2003.

General and Administrative Expense

General and administrative expenses increased from $15.5 million for the nine months ended September 30, 2003, to $20.8 million for the same period in 2004. The Partnership experienced an increase in overall expenses as a result of increased staffing and employee compensation to support business expansion for the nine months ended September 30, 2004, compared to the same period in 2003.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Gain on land sales	$9,495	$6,853
Gain on sale of joint venture interest	50	6,266
Loss on sale of depreciable property	(180)	(20)
Impairment adjustment for land	(425)	(560)
Total	$8,940	$12,539

Gain on land sales are derived from sales of undeveloped land owned by the Partnership. The Partnership pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Partnership.

In the first quarter of 2003, the Partnership sold its interest in a joint venture that owned and operated depreciable investment property. The Partnership was a 50% partner in this joint venture. The joint venture developed and operated real estate assets; thus, the gain was not included in operating income.

Loss on sale of depreciable property represents post sale expenses incurred that are associated with properties not in the discontinued population.

The Partnership recorded $425,000 and $560,000 of impairment charges associated with contracts to sell land parcels for the nine months ended September 30, 2004 and 2003, respectively.

Discontinued Operations

The Partnership has classified operations of seventy-nine buildings as discontinued operations as of September 30, 2004. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Partnership classified net income from operations of $1.5 million and $5.0 million as net income from discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. In addition, thirty-four of the properties classified in discontinued operations were sold during the first nine months of 2004 and eleven properties were sold during the first nine months of 2003; therefore, the gains on disposal of these properties of $19.8 million and $5.8 million, respectively, are also reported in discontinued operations. The remaining thirty-four properties consist of thirty-one properties sold throughout the last three months of 2003 and three properties classified as held-for-sale at September 30, 2004.

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

The Partnership historically has not used any other sources of funds to pay for recurring capital expenditures on its current real estate investments. However, as a result of the recent significant increases in occupancy and the amount of funds required to pay for tenant improvements and leasing commissions associated with the high leasing volume, the Partnership has temporarily supplemented these sources with a relatively small amount of property disposition proceeds and may continue to do so for in the foreseeable future.

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

•            issuance of additional preferred equity;

•            undistributed cash provided by operating activities, if any; and

•            proceeds received from real estate dispositions.

Rental Operations

The Partnership believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Partnership believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. The Partnership is subject to risks of decreased occupancy as a result of market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, management believes that these risks are mitigated by the Partnership’s strong market presence in most of its locations and the fact that the Partnership performs in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

The Partnership has one unsecured line of credit available at September 30, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$339,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Partnership with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2004, range from LIBOR + .24% to .60% (1.88% to 2.44% at September 30, 2004).

The line of credit also contains financial covenants that require the Partnership to meet defined levels of performance.  As of September 30, 2004, the Partnership is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

Debt and Equity Securities

At September 30, 2004, the Partnership currently has on file with the SEC an effective shelf registration statement that permits the Partnership to sell up to an additional $295 million of unsecured debt securities. In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the General Partner to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the  Partnership and the General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Partnership’s unsecured notes also requires the Partnership to comply with financial ratios and other covenants regarding the operations of the Partnership. The Partnership is currently in compliance with all such covenants as of September 30, 2004 and expects to remain in compliance for the foreseeable future.

In January 2004, the Partnership completed a $125 million unsecured debt offering at an effective interest rate of 3.4%, due January 2008.

In February 2004, the General Partner and the Partnership issued Series K Preferred Units totaling $150 million at a dividend rate of 6.50%.

In August 2004, the Partnership issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Partnership’s 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to finance the cancellation of the related call option with respect to the exchange of the debt, to finance expenses associated with the offering and to reduce amounts outstanding under the Partnership’s unsecured line of credit.

On November 2, 2004, the General Partner and the Partnership agreed to sell $200 million of Series L Preferred Units, at a dividend rate of 6.60%. The sale is expected to close on November 30, 2004.

Sale of Real Estate Assets

The Partnership utilizes sales of real estate assets as an additional source of liquidity. The Partnership continues to pursue opportunities to sell real estate assets and prune its older portfolio properties when beneficial and in-line with the Partnership’s long-term strategy.

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

Property Investments and Other Capital Expenditures

One of the Partnership’s principal uses of its liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of its real estate investments.

A summary of the Partnership’s recurring capital expenditures for the nine months ended September 30, 2004 and 2003, is as follows (in thousands, except weighted average interest rate of future repayments):

	2004	2003
Tenant improvements	$41,968	$28,078
Leasing costs	20,313	15,993
Building improvements	14,679	12,736
Totals	$76,960	$56,807

The large increase in these expenditures in 2004 coincides with the Partnership’s increase in occupancy and the related increased leasing volume.

Debt Maturities

Debt outstanding at September 30, 2004, totaled $2.7 billion with a weighted average interest rate of 5.52% maturing at various dates through 2028. The Partnership had $2.5 billion of unsecured debt and approximately $204.9 million of secured debt outstanding at September 30, 2004. Scheduled principal amortization of such debt totaled $5.7 million for the nine months ended September 30, 2004.

Following is a summary of the scheduled future amortization and maturities of the Partnership’s indebtedness at September 30, 2004 (in thousands):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2004	$1,924	$50,000	$51,924	7.21%
2005	8,687	270,980	279,667	6.04%
2006	8,317	165,186	173,503	6.34%
2007	6,891	553,615	560,506	3.46%
2008	6,031	259,028	265,059	4.92%
2009	5,867	275,000	280,867	7.37%
2010	5,313	175,000	180,313	5.39%
2011	4,647	175,000	179,647	6.93%
2012	3,332	200,000	203,332	5.85%
2013	3,049	150,000	153,049	4.64%
Thereafter	9,650	322,112	331,762	6.34%
	$63,708	$2,595,921	$2,659,629	5.52%

Historical Cash Flows

Cash and cash equivalents were zero and $931,000 at September 30, 2004 and 2003, respectively. The following highlights significant changes in net cash, associated with the Partnership’s operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2004	2003
Net Cash Provided by Operating Activities	$274.5	$235.0

Net Cash Used by Investing Activities	$(359.3)	$(262.9)

Net Cash Provided by Financing Activities	$72.1	$11.4

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of the Partnership’s rental operations and its build-for-sale activities. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Partnership. In addition, the Partnership also develops buildings with the intent to sell, which provides another significant source of operating cash flow activity.

•                  During the nine months ended September 30, 2004, the Partnership incurred build-for-sale development costs of $27.3 million as compared to $41.9 million for the nine months ended September 30, 2003. The difference is reflective of the timing of activity in the held for sale pipeline as the Partnership had significant sales of held for sale properties during the fourth quarter of 2003; thus, the development costs were much higher for the first nine months of 2003.  The 2004 pipeline is presently being replenished as evidenced by the September 30, 2004 backlog of projects with anticipated costs of $86.4 million.

•                  The Partnership sold four build-for-sale properties in the first nine months of 2004, for a gain of $9.2 million as compared to one sale in the first nine months of 2003 for a gain of $743,000.

Investing Activities

Investing activities are one of the primary uses of the Partnership’s liquidity. Development and acquisition activity typically generates additional rental revenues and provides cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs decreased to $97.8 million for the nine months ended September 30, 2004 from $100.8 million for the same period in 2003. The decrease reflects the lower development volume carried over from 2003, as a result of fewer development opportunities in 2003.

•                  The Partnership acquired $204.4 million of real estate in the first nine months of 2004 as compared to $108.1 million for the same period in 2003. This increase was mainly the result of the Northwinds office portfolio acquisition in Atlanta, Georgia. Total costs associated with this acquisition were $138.4 million in September 2004.

•                  In the nine months ended September 30, 2004, the Partnership has significantly increased its costs associated with the acquisition of land held for development. The Partnership acquired $99.3 million of land in the first nine months of 2004 as compared to $28.1 million for the same period in 2003. These increased acquisitions are a result of future developments the Partnership is planning.

•                  Recurring costs for tenant improvements, lease commissions and building improvements have continued to increase. Management anticipates that these costs will remain high as overall portfolio occupancy continues to increase.

•                  Sales of land and depreciated property provided $147.4 million in net proceeds for the nine months ended September 30, 2004, compared to $85.7 million in 2003. The Partnership continues to pursue opportunities to sell real estate assets, in particular its older properties, when beneficial and consistent with the Partnership’s long-term strategy. Sales of property will continue to be utilized as part of the Partnership’s capital recycling program to fund acquisitions and new development.

Financing Activities

In the first nine months of 2004, the Partnership raised capital by borrowing from the public debt markets and receiving proceeds from preferred stock offerings by the General Partner. The following significant items highlight fluctuations in net cash provided by financing activities:

•                  During the nine months ended September 30, 2004, the Partnership received approximately $145.0 million in net proceeds from the General Partner’s issuance of Series K preferred stock. This preferred equity was issued at a favorable dividend yield of 6.5%. The Series K preferred issuance corresponded with the redemption of $102.6 million of the General Partner’s Series E preferred shares in January 2004, which carried an 8.25% dividend rate.

•                  In February 2004, the General Partner called for the redemption of all its Series D convertible preferred shares as of March 16, 2004. The redemption price of each depository share of the Series D stock was $25, whereas each depository share was convertible into .93677 shares of the General Partner’s common stock.  Since the value of the General Partner’s common stock was well in excess of the $26.68 strike price per share during the redemption period, the vast majority of the Series D shareholders elected to convert their shares into the General Partner’s common stock. Prior to the redemption date, 5,242,635 Series D convertible preferred depositary shares were converted into 4,911,143 common shares of the General Partner, with the remaining 103,695 Series D convertible preferred depositary shares redeemed for cash on March 16, 2004. The General Partner’s equity issuances are directly related with corresponding equity issuances by the Partnership to the General Partner. The Partnership issued one Common Unit for each common share issued by the General Partner, and cancelled one Series D Preferred Unit for each Series D preferred share converted or redeemed by the General Partner.

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

•                  In August 2004, the Partnership issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Partnership’s 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to finance costs associated with the offering, exchange of debt and to reduce amounts outstanding under the Partnership’s unsecured line of credit.

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

During the first quarter of 2004, the Partnership funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third-party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first six months and 6.5% thereafter. In order to fund the note receivable, the Partnership borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six-month renewal options. To hedge its variable interest rate risk on the loan, the Partnership entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with the Partnership’s acquisition of the properties that secured the note. However, the Partnership’s $65 million note payable and related interest swaps were not retired. As of September 30, 2004, the fair value of the hedge was $132,000, which was reflected through an increase in other assets and OCI on the Partnership’s balance sheet.

In June 2004, the Partnership simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus the Partnership’s credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI.  In August of 2004, the Partnership settled these three swaps when it issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. The Partnership recorded $6.85 million of deferred financing costs associated with the unwinding of the swap, which will be amortized into interest expense over the life of the new 6.33% notes.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Partnership includes the operations of one joint venture in its consolidated financial statements at September 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on the Partnership’s books for this joint venture of $157,000.

Investments in Unconsolidated Companies

The Partnership has equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Partnership has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Partnership’s balance sheet. The Partnership’s investment in unconsolidated companies represents less than 5% of the Partnership’s total assets as of September 30, 2004. These investments provide several benefits to the Partnership, including increased market share and an additional source of capital to fund real estate projects. The Partnership has determined that these entities are either not variable interest entities under FIN 46R or the Partnership is not a primary beneficiary under FIN 46R. As a result, consolidation of the operations of these entities is not required.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership’s real estate investment portfolio and operations. The Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.  For a discussion of the market risk with respect to certain financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Instruments.”

Item 4.  Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to Partnership’s management, including the chief executive officer of the General Partner and the chief financial officer of the General Partner to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed as of September 30, 2004, the Chief Executive Officer of the General Partner and Chief Financial Officer of the General Partner believe that the Partnership’s disclosure controls and procedures are effective. There have been no changes during the period covered by this report in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and operation of Broadband Office. The General Partner, the Partnership and Mr. Dennis D. Oklak, the General Partner’s Chief Executive Officer, were among the defendants in the complaint. During the third quarter of 2004, the General Partner and the Partnership settled with the plaintiffs whereby it paid $175,014 in full settlement of the lawsuit and the General Partner and the Partnership, its subsidiaries and Mr. Oklak were released from further liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)             Exhibits

                                                Exhibit 11.1          Ratio of Earnings to Combined Fixed Charges and Preferred Stock Distributions.

                                                Exhibit 11.2          Ratio of Earnings to Debt Service.

                                                Exhibit 15             Letter regarding unaudited interim financial information.

                                                Exhibit 31.1          Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.

                                                Exhibit 31.2          Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.

                                                Exhibit 32.1          Section 1350 Certification of the Chief Executive Officer of the General Partner.

                                                Exhibit 32.2          Section 1350 Certification of the Chief Financial Officer of the General Partner.

 (b)                                    Reports on Form 8-K

A current report was filed on Form 8-K, dated August 16, 2004, setting forth under item 5 the issuance of $250,000,000 aggregate principal amount of 5.40% Notes due 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	Duke Realty Corporation
Its General Partner

Date: November 12, 2004		/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Executive Officer of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer of the General Partner