Form 10-Q
period 2006-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2006-05-15
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2006
Common Units, $.01 par value per unit	148,269,026 units

DUKE REALTY LIMITED PARTNERSHIP

INDEX

Part I - Financial Information		Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2006 (Unaudited and December 31, 2005)		2

Condensed Consolidated Statements of Operations (Unaudited)
for the three months ended March 31, 2006 and 2005		3

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2006 and 2005		4

Condensed Consolidated Statement of Partners’ Equity
(Unaudited for the three months ended March 31, 2006)		5

Notes to Condensed Consolidated Financial Statements
(Unaudited)		6-18

Report of Independent Registered Public Accounting Firm		19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations		20-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk		33

Item 4. Controls and Procedures		33

Part II - Other Information

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35-37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
ASSETS	2006	2005
	(Unaudited)
Real estate investments:
Land and improvements	$723,705	$675,050
Buildings and tenant improvements	4,312,957	4,156,456
Construction in progress	290,408	227,066
Investments in unconsolidated companies	293,002	301,322
Land held for development	603,639	429,270
	6,223,711	5,789,164
Accumulated depreciation	(783,350)	(754,742)
	5,440,361	5,034,422
Real estate investment and other assets held for sale	621,953	—
Net real estate investments	6,062,314	5,034,422

Cash and cash equivalents	—	26,858
Accounts receivable, net of allowance of $1,294 and $1,093	22,020	31,342
Straight-line rent receivable, net of allowance of $1,410 and $1,538	101,018	95,948
Receivables on construction contracts, including retentions	49,982	50,035
Deferred financing costs, net of accumulated amortization of $15,642 and $14,113	44,311	27,118
Deferred leasing and other costs, net of accumulated amortization of $109,544 and $112,245	246,265	227,648
Escrow deposits and other assets	179,636	153,316
	$6,705,546	$5,646,687
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$1,013,312	$167,255
Unsecured notes	2,100,337	2,050,396
Unsecured lines of credit	508,000	383,000
	3,621,649	2,600,651

Construction payables and amounts due subcontractors, including retentions	87,589	93,137
Accounts payable	5,571	781
Accrued expenses:
Real estate taxes	66,426	60,883
Interest	25,575	33,022
Other	37,121	52,649
Other liabilities	119,906	135,323
Tenant security deposits and prepaid rents	37,062	34,924
Total liabilities	4,000,899	3,011,370

Minority interest	105	73

Partners’ equity:
General Partner
Common equity	1,796,636	1,841,932
Preferred equity (liquidation preferences of $766,250 and $657,250)	719,514	616,780
	2,516,150	2,458,712
Limited Partner’s common equity	178,587	183,650
Accumulated other comprehensive income (loss)	9,805	(7,118)
Total Partners’ equity	2,704,542	2,635,244
	$6,705,546	$5,646,687

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31,

 (in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	2006	2005
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$193,745	$160,676
Equity in earnings of unconsolidated companies	8,259	5,206
	202,004	165,882
Operating expenses:
Rental expenses	46,338	38,606
Real estate taxes	23,138	18,967
Interest expense	38,655	28,900
Depreciation and amortization	60,147	53,108
	168,278	139,581
Earnings from continuing rental operations	33,726	26,301
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	69,549	86,616
General contractor costs	(64,208)	(79,559)
Net general contractor revenue	5,341	7,057
Property management, maintenance and leasing fees	3,787	3,879
Construction management and development activity income	722	7,994
Other income	156	2,765
Total revenue	10,006	21,695
Operating expenses	5,556	9,857
Total earnings from service operations	4,450	11,838
General and administrative expense	(13,947)	(8,475)
Operating income	24,229	29,664
OTHER INCOME (EXPENSE)
Interest income	2,200	1,320
Earnings from sale of land, net of impairment adjustments	1,890	143
Other expenses	(220)	(78)
Other minority interest in earnings of subsidiaries	(102)	(37)
Income from continuing operations	27,997	31,012
Discontinued operations:
Net income (loss) from discontinued operations	(451)	5,068
Gain on sale of discontinued operations, net of impairment adjustment	505	3,701

Income from discontinued operations	54	8,769

Net income	28,051	39,781
Dividends on preferred units	(12,712)	(11,620)
Adjustments for redemption of preferred units	(2,633)	—
Net income available for common unitholders	$12,706	$28,161
Basic net income per common unit:
Continuing operations	$.09	$.12
Discontinued operations	—	.06
Total	$.09	$.18
Diluted net income per common unit:
Continuing operations	$.09	$.12
Discontinued operations	—	.06
Total	$.09	$.18

Weighted average number of common units outstanding	148,175	156,947
Weighted average number of common units and dilutive potential common units	149,265	157,720

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$28,051	$39,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	51,271	51,563
Amortization of deferred leasing and other costs	9, 311	11,663
Amortization of deferred financing costs	1,707	1,544
Minority interest in earnings	103	37
Straight-line rent adjustment	(5,417)	(6,170)
Earnings from land and depreciated property sales	(2,395)	(3,843)
Build-for-sale operations, net	(36,042)	5,562
Construction contracts, net	(3,521)	(9,935)
Other accrued revenues and expenses, net	(8,545)	(24,363)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(3,323)	(867)
Net cash provided by operating activities	31,200	64,972

Cash flows from investing activities:
Development of real estate investments	(84,479)	(29,693)
Acquisition of real estate investments	(631,134)	—
Acquisition of land held for development and infrastructure costs	(203,159)	(34,742)
Recurring tenant improvements	(13,526)	(13,732)
Recurring leasing costs	(1,995)	(8,811)
Recurring building improvements	(1,769)	(2,446)
Other deferred leasing costs	(8,450)	(4,401)
Other deferred costs and other assets	(18,063)	(1,786)
Tax deferred exchange escrow, net	—	—
Proceeds from land and depreciated property sales, net	10,402	13,608
Distributions from joint venture land and property sales	17,740	—
Advances to unconsolidated companies	(6,313)	(6,441)
Net cash used for investing activities	(940,746)	(88,444)
Cash flows from financing activities:
Payments for repurchases of common units	(11,883)	—
Proceeds from issuance of common units, net	4,767	633
Proceeds from issuance of preferred units, net	177,734	—
Payments for redemption of preferred units	(75,000)	—
Proceeds from indebtedness	150,000	—
Payments on unsecured debt	(100,000)	(100,000)
Proceeds from issuance of secured debt	710,450	(65,000)
Payments on secured indebtedness including principal amortization	(1,808)	(1,697)
Borrowings (payments) on lines of credit, net	125,000	272,000
Cash overdrafts	4,979	—
Distributions to common unitholders	(69,989)	(72,971)
Distributions to preferred unitholders	(12,712)	(11,620)
Distributions to minority interest	(71)	—
Deferred financing costs	(18,779)	(462)
Net cash provided by financing activities	882,688	20,883
Net decrease in cash and cash equivalents	(26,858)	(2,589)

Cash and cash equivalents at beginning of period	26,858	5,770
Cash and cash equivalents at end of period	$—	$3,181

Other non-cash items:
Assumption of secured debt for real estate acquisitions	$137,648	$—
Conversion of Limited Partner Units to common shares of General Partner	$225	$708
Issuance of Limited Partner Units for acquisition of minority interest	$—	$15,000

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Partners’ Equity

For the three months ended March 31, 2006

(in thousands, except per unit data)

(Unaudited)

	General Partner		Limited Partners’	Accumulated Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total
Balance at December 31, 2005	$1,841,932	$616,780	$183,650	$(7,118)	$2,635,244

Comprehensive income:

Net income	14,081	12,712	1,258	—	28,051

Distributions to preferred unitholders	—	(12,712)	—	—	(12,712)

Gains (losses) on derivative instruments	—	—	—	16,923	16,923

Comprehensive income available for common unitholders					32,262

Capital contribution from General Partner	4,797	177,734	—	—	182,531

Acquisition of Partnership interest for
common stock of General Partner	252	—	(27)	—	225

Redemption of Series I Preferred Units	—	(75,000)	—	—	(75,000)

Tax benefits from employee stock plans	62	—	—	—	62

FASB 123 compensation expense	1,421	—	—	—	1,421

Retirement of common units	(2,526)	—	—	—	(2,526)

Distribution to General Partner	(12)	—	—	—	(12)

Distributions to partners ($.47 per
Common Unit)	(63,371)	—	(6,294)	—	(69,665)

Balance at March 31, 2006	$1,796,636	$719,514	$178,587	$9,805	$2,704,542

Common Units outstanding at March 31, 2006	134,857	13,391			148,248

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2005). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership.  Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest.  The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code.  The General Partner is the sole general partner of the Partnership, owning 91.0% of the common partnership interests as of March 31, 2006 (“General Partner Units”).  The remaining 9.0% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”).  The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period or, under certain circumstances, the General Partner may repurchase the Limited Partnership Units for cash.  The General Partner also owns preferred partnership interest in the Partnership (“Preferred Units”).

We own and operate a portfolio of industrial, office and retail properties in the midwestern and southeastern United States and provide real estate services to third-party owners.  We conduct our service operations through Duke Realty Services, LLC (“DRS”), Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).

2.              Reclassifications

Certain 2005 balances have been reclassified to conform to the 2006 presentation.

3.              Acquisitions

In February 2006, we completed the majority of the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $709 million are comprised of 29 properties with approximately 2.5 million square feet for rental and 166 acres of undeveloped land, as well as the related assets of The Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings (see Note 4). The total purchase price upon completion of the portfolio acquisition in the second quarter of 2006 presently is expected to be approximately $855 million and will include three additional office properties with approximately 400,000 square feet for rental. The assets of the portfolio related to in-service properties, consisting of $535.6 million of real estate investments and $59.4 million of acquired lease related intangible assets, are classified and accounted for as held for sale based on meeting the applicable criteria of Statement of Financial Accounting Standard No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  As required by SFAS 144, the results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our intention to sell the majority of our ownership interest in the properties to an entity in which we will retain a minority equity ownership interest. The allocation of purchase price based on the fair value of assets acquired is preliminary but is not anticipated to be adjusted significantly in future periods.

In January 2006, we completed the majority of the purchase of a portfolio of industrial real estate properties in Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities. The assets acquired as of March 31, 2006 for a purchase price of approximately $178 million are comprised of 17 buildings with approximately 4.7 million square feet for rental as well as 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans (see Note 4). The total purchase price upon completion of the portfolio acquisition in the second quarter of 2006 presently is expected to be approximately $196 million and will include one additional industrial property with approximately 438,000 square feet for rental. The results of operations for the acquired properties since the date of acquisition have been included in continuing operations in our consolidated financial statements.

4.              Indebtedness

We have one unsecured line of credit available at March 31, 2006, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at March 31, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$508,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit at March 31, 2006, range from LIBOR + .13 to LIBOR + .525 (4.9% to 5.4% at March 31, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of March 31, 2006, we were in compliance with all covenants under our line of credit.

We took the following actions during the three-month period ended March 31, 2006, relevant to our indebtedness:

•          In January 2006, we renewed our unsecured revolving credit facility. The new facility provides borrowing capacity up to $1 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaced the previous unsecured line of credit agreement, the interest rate was reduced, the borrowing capacity was increased by $500 million and the maturity date was extended to January 25, 2010.

•          To finance the acquisition of the Washington D.C. area real estate portfolio (see Note 3) we obtained a $700 million term loan, secured by certain of the acquired real estate properties. The term loan bears interest at LIBOR + .525% and has a six-month term with the option for an additional six-month extension.

•          In conjunction with our real estate acquisitions (see Note 3) we assumed $148 million of mortgage loans, of which we received $10.5 million of proceeds directly. The assumed mortgage loans bear interest at rates ranging between 5.55% and 8.5% and have maturities ranging between 2011 and 2026.  An adjustment of $4.3 million was recorded to increase the assumed loans to fair value.

•          In February 2006, we issued $150 million of 5.5% senior unsecured notes due in 2016.  The notes were issued as part of an exchange of securities for our $100 million 6.72% puttable option reset securities, which we retired. The remaining cash proceeds were used to fund costs associated with the issuance of the debt and to repay amounts outstanding under our line of credit.

5.              Related Party Transactions

We provide property management, leasing, construction and other tenant-related services to companies in which we have equity interests. For the three months ended March 31, 2006 and 2005, respectively, we received management fees of $1.1 million and $1.2 million, leasing fees of $665,000 and $922,000 and construction and development fees of $1.6 million and $517,000 from these companies. We recorded these fees at market rates and we eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per common unit for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Basic and diluted net income available for common unitholders	$12,706	$28,161

Weighted average number of common units outstanding	148,175	156,947
Dilutive shares for stock-based compensation plans	1,090	773
Weighted average number of common units and dilutive potential common units	149,265	157,720

7.              Segment Reporting

We are engaged in three operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments (collectively, “Rental Operations”). The third segment consists of our build-to-suit for sale operations and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products and services and are managed separately because each segment requires different operating strategies and management expertise. During the three-month periods ended March 31, 2006 and 2005, there were no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO information (FFO is defined below) is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. Funds From Operations is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measure of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.  Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of the Partnership’s real estate between periods or as compared to different companies.

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2006, and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues
Rental Operations:
Office	$139,033	$116,777
Industrial	52,063	41,741
Service Operations	10,006	21,695
Total Segment Revenues	201,102	180,213
Non-Segment Revenue	10,908	7,364
Consolidated Revenue from continuing operations	212,010	187,577
Discontinued Operations	861	31,889
Consolidated Revenue	$212,871	$219,466
Funds From Operations
Rental Operations:
Office	$84,882	$72,107
Industrial	38,221	30,248
Service Operations	4,450	10,920
Total Segment FFO	127,553	113,275

Non-Segment FFO:
Interest expense	(38,655)	(28,900)
Interest income	2,200	1,320
General and administrative expense	(13,947)	(7,558)
Gain on land sales, net of impairment	1,890	143
Impairment charges on depreciable property	—	(2,809)
Other income (expense) on non-segment FFO	947	670
Minority interest in earnings of subsidiaries	(102)	(37)
Joint venture FFO	9,998	10,072
Dividends on preferred units	(12,712)	(11,620)
Adjustment for redemption of preferred units	(2,633)	—
Discontinued operations	(16)	15,186
Consolidated FFO	74,523	89,742
Depreciation and amortization on continuing operations	(60,147)	(53,108)
Depreciation and amortization on discontinued operations	(435)	(10,118)
Partnership’s share of joint venture adjustments	(4,702)	(4,865)
Earnings from depreciated property sales on discontinued operations	505	6,510
Earnings from depreciated property sales - joint venture	2,962	—
Net income available for common unitholders	$12,706	$28,161

The assets for each of the reportable segments as of March 31, 2006 and December 31, 2005, respectively, are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Assets
Rental Operations:
Office	$4,032,781	$3,396,985
Industrial	1,935,427	1,577,631
Service Operations	224,299	177,463
Total Segment Assets	6,192,507	5,152,079
Non-Segment Assets	513,039	494,608
Consolidated Assets	$6,705,546	$5,646,687

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the three months ended March 31, 2006 and 2005, respectively  (in thousands):

	2006	2005
Recurring Capital Expenditures
Office	$12,691	$13,761
Industrial	4,585	11,228
Non-segment	14	—
Total	$17,290	$24,989

8.              Discontinued Operations

We have classified operations of 240 buildings as discontinued operations as of March 31, 2006. These 240 buildings consist of 226 industrial, 13 office and one retail properties. Of these properties, two were sold during the first quarter of 2006, 234 were sold during 2005 and four operating properties are classified as held-for-sale at March 31, 2006.

The following table illustrates the operations of the 240 buildings reflected in discontinued operations, at March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Statement of Operations:
Revenues	$861	$31,889
Expenses:
Operating	560	10,092
Interest	306	6,587
Depreciation and Amortization	435	10,118
General and Administrative	11	24
Income (loss) from discontinued operations, before gain on sales	(451)	5,068
Gain on sale of property, net of impairment adjustment	505	3,701
Income from discontinued operations	$54	$8,769

At March 31, 2006, in addition to the acquired properties discussed in Note 3, we had classified as held-for-sale two industrial and two office properties comprising approximately 711,000 square feet. While we have entered into agreements for the sale of these properties, there can be no assurances that such properties actually will be sold.  The following table illustrates the aggregate balance sheet of the aforementioned four properties included in discontinued operations, as well as those held-for-sale properties whose results are included in continuing operations, at March 31, 2006 (in thousands):

	Properties	Properties
	Included in	Included in	Total
	Discontinued	Continuing	Held-for-Sale
	Operations	Operations	Properties
Balance Sheet:
Real estate investments, net	$25,802	$535,555	$561,357
Other Assets	1,172	59,424	60,596
Total Assets	$26,974	$594,979	$621,953

Accrued Expenses	$366	$503	$869
Other Liabilities	344	—	344
Equity	26,264	594,476	620,740
Total Liabilities and Equity	$26,974	$594,979	$621,953

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

We recorded no impairment adjustments for the three months ended March 31, 2006 and $2.8 million for the three months ended March 31, 2005. The $2.8 million impairment adjustment recorded in the first quarter of 2005 reflects the write-down of the carrying value of one office building, four industrial buildings and one land parcel that were later sold in 2005 and one industrial building that was sold in the first quarter of 2006.

9.              Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to us in exchange for additional interests in the Partnership. In January 2006 the General Partner issued $184 million of 6.95% Series M Cumulative Redeemable Preferred Units, from which a portion of the net proceeds were used to redeem its $75 million of 8.45% Series I Cumulative Redeemable Preferred Units. Offering costs of $2.6 million were charged against net income available to common unitholders in conjunction with the redemption of the Series I Cumulative Redeemable Preferred Units.

The following series of preferred units are outstanding as of March 31, 2006 (in thousands, except percentage data):

	Units	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible

Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series J Preferred	400	6.625%	August 29, 2008	100,000	No
Series K Preferred	600	6.500%	February 13, 2009	150,000	No
Series L Preferred	800	6.600%	November 30, 2009	200,000	No
Series M Preferred	736	6.950%	January 31, 2011	184,000	No

The dividend rate on the Series B preferred units increases to 9.99% after September 12, 2012.

All series of preferred units require cumulative distributions and have no stated maturity date (although we may redeem all such preferred units on or following their optional redemption dates).

The Series B, Series J, Series K, Series L and Series M preferred units may be redeemed on or after the dates noted above only at the General Partner’s option, in whole or in part.

10.  Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time.  In March 2006 we issued $150 million of 5.5% senior unsecured notes due 2016 (see Note 4) and terminated a corresponding amount of the cash flow hedges designated for this transaction.  The settlement amount payable of approximately $1 million will be recognized to earnings through interest expense ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant. At March 31, 2006, the estimated fair value of the remaining $150 million swaps was approximately $1.5 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2006.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At March 31, 2006, the fair value of these swaps was approximately $14.9 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2006.

Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We include the operations of six joint ventures in our condensed consolidated financial statements at March 31, 2006 that are partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2006, the estimated settlement value of the noncontrolling interest in one of the consolidated joint ventures was approximately $1.2 million as compared to the $11,000 minority interest liability reported in our financial statements for this joint venture.  The estimated settlement values of the noncontrolling interests in the remaining five joint ventures approximate their carrying value.

11.       Stock Based Compensation

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

The General Partner’s stock based employee and non-employee compensation plans are described more fully below.  The General Partner is authorized to issue up to 11,320,552 shares of its common stock under these compensation plans.  New shares of the General Partner’s common stock are issued to employees upon exercise of share-based awards that are settled in the General Partner’s stock.

For all stock-based awards issued by the General Partner prior to 2002, we applied the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for stock-based compensation.

Accordingly, for stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the General Partner’s underlying common shares on the date of the grant.

Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and applied SFAS 123 to all awards granted after January 1, 2002.

Effective January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment, (“SFAS 123(R)”), using the modified prospective application method. Under this method, as of January 1, 2006, we will apply the provisions of SFAS 123(R) to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005.

Some of the General Partner’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55 automatically vest when they retire. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service.  Had we applied accelerated vesting to all existing unvested awards issued to retirement eligible employees prior to January 1, 2006, we would have recognized an additional $1.4 million in stock-based employee compensation expense for the three months ended March 31, 2006.

An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. The effect of this accounting change on existing nonvested stock compensation was insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income available for common unitholders for the quarter ended March 31, 2006, is $255,000 lower than if we had continued to account for share-based compensation under SFAS 123 and APB 25. There was no effect on basic and diluted earnings per unit from continuing operations as a result of the adoption of SFAS 123(R).

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in either period presented.

The following table illustrates the effect on net income and earnings per unit if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per unit data):

Three Months
Ended
March 31, 2005
Net income available for common unitholders, as reported	$28,161
Add: Stock-based employee compensation expense included in net income determined under fair value method	282
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(415)
Proforma net income available for common unitholders	$28,028

Basic net income per common unit
As reported	$.18
Pro forma	$.18

Diluted net income per common unit
As reported	$.18
Pro forma	$.18

Fixed Stock Option Plans

The General Partner had options outstanding under six fixed option plans as of March 31, 2006. Additional grants may be made under one of those plans. Stock option awards granted under the General Partner’s stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years.

The following table summarizes transactions under the General Partner’s stock option plans for the first three months of 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value (1)
	Shares	Price	Term	(in millions)
Outstanding, beginning of year	3,828,157	$25.50
Granted	829,167	34.13
Exercised	(245,901)	22.17
Forfeited	(71,406)	29.41
Outstanding at March 31, 2006	4,340,017	27.27	6.72	$46.4
Options exercisable at March 31, 2006	2,355,863	$23.69	4.93	$33.6

(1)   The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $37.95 at March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  This amount changes continuously based on the fair value of the stock.

Options granted in the three month periods ended March 31, 2006 and 2005, respectively, had a weighted average fair value of $3.58 and $3.03. As of March 31, 2006, there was $5.7 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 3.8 years. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005, respectively, was $3.4 million and $700,000.  Compensation expense recognized for fixed stock option plans was $325,000 and $310,000 in the first three months of 2006 and 2005, respectively.

The fair values of the options for the three months ended March 31, 2006 and 2005, were determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	6.25%	6.25%
Volatility	20.0%	20.0%
Risk-free interest rate	4.5%	3.8%
Expected life	6 years	6 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the General Partner’s employee stock options. The dividend yield assumption is based on the history and our expectation of dividend payouts. The computation of expected volatility for the valuation of stock options granted in the quarters ended March 31, 2006 and 2005, is based on historic volatility over a time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

Performance Share Plans

Performance shares are granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of the General Partner’s common stock. Compensation cost is determined based on the fair value of the General Partner’s common stock at the end of each applicable reporting period.

The performance shares vest over a five-year period with the vesting percentage for a year dependent upon our attainment of certain predefined levels of earnings growth for such year.  The performance shares have a contractual life of five years. The value of vested performance shares are payable in cash upon the retirement or termination of employment of the participant. Under the General Partner’s 2005 Long-Term Incentive Plan approved in April 2005, additional performance shares may be granted on such terms and conditions as may be selected by the General Partner’s compensation committee, including whether payment will be made in cash, shares of the General Partner’s common stock, DRLP Units or other property.

The following table summarizes transactions for the General Partner’s performance shares for the first three months of 2006:

2005 Performance Share Plan	Vested	Unvested	Total

Performance Share Plan units at December 31, 2005	84,466	99,001	183,467
Granted	—	—	—
Vested	25,487	(25,487)	—
Forfeited	—	(3,746)	(3,746)
Dividend reinvestments	2,238	—	2,238
Disbursements	(2,997)	—	(2,997)
Total Performance Share Plan units outstanding at March 31, 2006	109,194	69,768	178,962

Compensation expense recognized for Performance Share Plan units was $630,000 and ($65,000) for the three-month periods ended March 31, 2006 and 2005, respectively.  As of March 31, 2006, there was $650,000 of total unrecognized compensation expense related to nonvested performance shares granted under the Plan, which will be recognized based on the Partnership’s actual performance.  The total vest date fair value of the General Partner’s shares vesting during the three-month period ended March 31, 2006 was $918,000.

Shareholder Value Plan Awards

In October 2002, the General Partner amended its 1995 Shareholder Value Plan (“1995 SVP Plan”) by requiring that payouts be in cash only. Payments made under the General Partner’s 1995 SVP Plan are based upon its cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices.

During the first three months of 2006, the 2003 award made under the 1995 SVP Plan was distributed for a total of $600,000.  Compensation cost recognized under the 1995 SVP Plan was $210,000 for the three-month period ended March 31, 2006.

The General Partner’s 2005 Shareholder Value Plan (“2005 SVP Plan”), a sub-plan of its 2005 Long-Term Incentive Plan, was approved by its shareholders in April 2005. Upon vesting, payout of the 2005 Shareholder Value Plan awards will be made in shares of the General Partner’s common stock. Under the 2005 SVP Plan, shareholder value awards fully vest three years after the date of grant. The number of General Partner common shares to be issued can be 0%-300% of the target shares awarded and will be based upon the General Partner’s total shareholder return for such three-year period as compared to the S & P 500 Index and the NAREIT Real Estate 50 Index. Each index is weighted at 50%.

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the Shareholder Value Plans. Compensation costs recognized under the 2005 SVP Plan was $180,000 for the three-month period ended March 31, 2006.

The following table summarizes transactions for the General Partner’s awards under the 2005 SVP Plan for the first three months of 2006:

		Weighted
	Number of	Average
	Share	Grant Date
2005 Shareholder Value Plan Awards	Units	Fair Value
SVP awards at December 31, 2005	75,678	$30.64
Granted	87,056	$34.13
Forfeited	(2,890)	$30.85
SVP awards at March 31, 2006	159,844	$32.54

As of March 31, 2006, there was $2.5 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of 2.5 years.  All 2005 SVP Plan awards have a contractual life of three years.

Restricted Stock Units

Under the General Partner’s 2005 Long-Term Incentive Plan and the General Partner’s 2005 Non-Employee Directors Compensation Plan approved by its shareholders in April 2005, restricted stock units (“RSUs”) may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to one share of the General Partner’s common stock. RSUs granted prior to January 1, 2006 vest 20% per year over five years, have contractual lives of five years and are payable in shares of our common stock.  RSUs granted to existing non-employee directors subsequent to January 1, 2006 vest 100% over one year, and have contractual lives of one year. We recognize the value of the granted RSUs over this vesting period as expense.

The following table summarizes transactions for the General Partner’s RSUs, excluding dividend equivalents, for the first three months of 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	RSUs	Fair Value
RSUs at December 31, 2005	172,095	$32.19
Granted	104,927	34.13
Vested	—	N/A
Forfeited	(6,568)	33.94
RSUs at March 31, 2006	270,454	$32.94

Compensation cost recognized for RSUs totaled $925,000 for three-month period ended March 31, 2006.

As of March 31, 2006, there was $7.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 4.3 years.

In addition, all RSUs earn dividend equivalents that are deemed to be reinvested in additional RSUs.  Dividend equivalents vest immediately and will be paid in shares of the General Partner’s common stock when the corresponding portion of the original RSU award vests or upon termination of the participant. Dividend equivalents of 3,714 RSUs were earned in the first three months of 2006, of which 9,783 were outstanding as of March 31, 2006. A charge to retained earnings of $130,000 was recorded for the value of these dividend equivalents during the first three months of 2006.

12.       Recent Accounting Pronouncement

 In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Partnership is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

13.       Subsequent Events

Declaration of Distributions

The General Partner’s Board of Directors declared the following distributions at its April 27, 2006, regularly scheduled Board meeting:

	Quarterly
Class	Amount/Unit	Record Date	Payment Date
Common	$0.47	May 12, 2006	May 31, 2006
Preferred (per depositary unit):
Series B	$0.99875	June 16, 2006	June 30, 2006
Series J	$0.41406	May 17, 2006	May 31, 2006
Series K	$0.40625	May 17, 2006	May 31, 2006
Series L	$0.41250	May 17, 2006	May 31, 2006
Series M	$0.43438	June 16, 2006	June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Duke Realty Limited Partnership:

We have reviewed the condensed consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of March 31, 2006, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and the related condensed consolidated statement of partners’ equity for the three months ended March 31, 2006. These condensed consolidated financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Duke Realty Limited Partnership and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

May 12, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Report, including those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause  our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

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

•     Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•     Other risks and uncertainties described herein, including, without limitation, under the caption “Item 1A. Risk Factors”, and in our reports and other filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is not intended to be exhaustive. Additional risk factor information is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

As of March 31, 2006, we:

•                 Owned or jointly controlled 735 industrial, office and retail properties (including properties under development), consisting of approximately 112.2 million square feet; and

•                 Owned or jointly controlled more than 5,000 acres of land with an estimated future development potential of approximately 73 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                 Property leasing;

•                 Property management;

•                 Construction;

•                 Development; and

•                 Other tenant-related services.

Acquisitions

In February 2006, we completed the majority of the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $709 million are comprised of 29 properties with approximately 2.5 million square feet for rental and 166 acres of undeveloped land, as well as related assets of the Mark Winkler Company, a real estate management company.  The acquisition was financed primarily through assumed mortgage loans and new borrowings. The total purchase price upon completion of the portfolio acquisition in the second quarter of 2006 presently is expected to be approximately $855 million and will include three additional office properties with approximately 400,000 square feet for rental. The assets of the portfolio related to in-service properties, consisting of $535.6 million of real estate investments and $59.4 million of acquired lease related intangible assets, are classified and accounted for as held for sale based on meeting the applicable criteria of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”).  As required by SFAS 144, the results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our intention to sell the majority of our ownership interest in the properties to an entity in which we will retain a minority equity ownership interest. The allocation of purchase price based on the fair value of assets acquired is preliminary but is not anticipated to be adjusted significantly in future periods.

In January 2006, we completed the majority of the purchase of a portfolio of industrial real estate properties in Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities. The assets acquired as of March 31, 2006 for a purchase price of approximately $178 million are comprised of 17 buildings with approximately 4.7 million square feet for rental as well as 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans. The total purchase price upon completion of the portfolio acquisition in the second quarter of 2006 presently is expected to be approximately $196 million and will include one additional industrial property with approximately 438,000 square feet for rental. The results of operations for the acquired properties since the date of acquisition have been included in continuing operations in our consolidated financial statements.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. (All square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures.)

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of March 31, 2006 and 2005, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2006	2005	2006	2005	2006	2005
Industrial
Service Centers	5,457	12,889	5.2%	11.6%	93.0%	86.4%
Bulk	68,161	69,508	64.7%	62.6%	94.8%	92.3%
Office	31,114	28,098	29.5%	25.3%	89.6%	87.5%
Retail	611	596	0.6%	0.5%	99.1%	96.8%
Total	105,343	111,091	100.0%	100.0%	93.2%	90.4%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule by property type as of March 31, 2006. The table indicates square footage and annualized net effective rents (based on March 2006 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2006	6,111	$39,827	5%	4,538	$19,822	1,572	$19,987	1	$18
2007	11,166	70,890	11%	8,380	33,600	2,777	37,167	9	123
2008	13,469	86,339	13%	9,850	40,862	3,600	45,142	19	335
2009	12,409	80,990	12%	8,872	34,831	3,533	46,081	4	78
2010	11,534	93,588	14%	7,365	34,633	4,162	58,850	7	105
2011	10,612	68,603	10%	7,874	32,028	2,695	35,849	43	726
2012	6,762	41,383	6%	4,870	17,087	1,885	23,963	7	333
2013	5,575	51,437	8%	2,918	12,835	2,623	38,023	34	579
2014	4,598	24,380	4%	3,779	13,469	819	10,911	—	—
2015	7,283	54,495	8%	5,288	21,097	1,995	33,398	—	—
2016 and Thereafter	8,470	58,009	9%	5,779	22,599	2,211	32,189	480	3,221
Total Leased	97,989	$669,941	100%	69,513	$282,863	27,872	$381,560	604	$5,518
Total Portfolio
Square Feet	105,343			73,618		31,114		611

Percent Occupied	93.2%			94.6%		89.6%		99.1%

We renewed 76.6% and 75.4% of leases up for renewal totaling approximately 1.9 million and 1.8 million square feet on which we attained a 3.6% and 2.5% growth in net effective rents in the three months ended March 31, 2006 and 2005, respectively.

The average term of renewals decreased from 3.5 years as of March 31, 2005 to 3.0 years as of March 31, 2006.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. At March 31, 2006, we had 9.3 million square feet of property under development with total estimated costs upon completion of $718 million, which were 38% pre-leased.

This compares to 3.2 million square feet with a total estimated cost upon completion of $200 million, which were 52% pre-leased at March 31, 2005. We have increased our held-for-rental development volume as a result of improving market conditions. This increase includes additional speculative developments that generally result in lower pre-leased levels.

A summary of properties under development as of March 31, 2006, follows (in thousands, except percentage data):

			Total
Anticipated			Estimated	Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:
2nd Quarter 2006	3,243	37%	$131,260	9.61%
3rd Quarter 2006	1,264	15%	64,109	9.65%
4th Quarter 2006	1,615	32%	73,829	9.25%
Thereafter	710	50%	93,954	9.35%
	6,832	33%	$363,152	9.48%
Held-for-sale:
2nd Quarter 2006	1,279	29%	98,532	8.77%
3rd Quarter 2006	178	60%	28,279	10.20%
4th Quarter 2006	308	87%	54,121	8.71%
Thereafter	748	67%	173,913	8.60%
	2,513	50%	354,845	8.81%
Total	9,345	38%	$717,997	9.16%

Acquisition and Disposition Activity: Sales proceeds from dispositions of wholly owned held-for-rental properties for the first quarter of 2006 and 2005 were $7.4 million and $13.6 million, respectively. The disposition proceeds from the first quarter 2005 sales were used to fund acquisitions of $12.5 million during that quarter.  The disposition proceeds from the first quarter 2006 sales, along with proceeds from a major disposition (the “Industrial Portfolio Sale”) completed in the third quarter of 2005 were used to fund two major acquisitions in the first quarter of 2006, as previously described.  We will continue to pursue both disposition and acquisition opportunities that arise and are in line with our business plan.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measure of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance  (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of the Partnership’s real estate between periods or as compared to different companies.

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Net income available for common unitholders	$12,706	$28,161
Adjustments:
Depreciation and amortization	60,582	63,226
Share of joint venture adjustments	4,702	4,865
Earnings from depreciable property sales — wholly owned	(505)	(6,510)
Earnings from depreciable property sales — share of joint venture	(2,962)	—
Funds From Operations	$74,523	$89,742

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2006 and 2005, is as follows (in thousands, except number of properties and per unit data):

	2006	2005
Rental Operations revenues from Continuing Operations	$202,004	$165,882
Service Operations revenues from Continuing Operations	10,006	21,695
Earnings from Continuing Rental Operations	33,726	26,301
Earnings from Continuing Service Operations	4,450	11,838
Operating income	24,229	29,664
Net income available for common unitholders	$12,706	$28,161
Weighted average common units outstanding	148,175	156,947
Weighted average common and dilutive potential common units	149,265	157,720
Basic income per common units:
Continuing operations	$.09	$.12
Discontinued operations	$—	$.06
Diluted income per common unit:
Continuing operations	$.09	$.12
Discontinued operations	$—	$.06
Number of in-service properties at end of period	709	876
In-service square footage at end of period	105,343	111,091
Under development square footage at end of period	6,832	2,824

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Rental Income From Continuing Operations

Overall, rental revenues from continuing operations increased from $160.7 million for the three months ended March 31, 2005, to $193.7 million for the same period in 2006. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Rental Income
Office	139,033	116,777
Industrial	52,063	41,741
Non-segment	2,649	2,158
Total	193,745	160,676

•                  We acquired 55 properties and placed 17 developments in service from April 1, 2005 to March 31, 2006.  These acquisitions and developments provided revenues of $21.4 million in the first quarter of 2006 including $8.7 million from rental properties acquired in the first quarter of 2006.

•                  Lease termination fees totaled $4.1 million in the first quarter of 2006 compared to $1.8 million for the same period of 2005.  $3.8 million of the termination fees recorded in the first quarter of 2006 were the result of the termination of one lease.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $5.2 million for the first quarter of 2005 to $8.3 million for the same period in 2006.  During the first quarter of 2006, one of our 50% owned joint ventures sold the two buildings and land in its portfolio with our share of the gain totaling $3.0 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	37,733	31, 974
Industrial	7,889	6,376
Non-segment	716	256
Total	46,338	38,606

Real Estate Taxes:
Office	15,858	12,695
Industrial	5,953	5,118
Non-segment	1,327	1,154
Total	23,138	18,967

•                  The increase in rental expenses was attributable to the acquisition of 55 properties and 17 developments being placed in service from April 1, 2005 to March 31, 2006.

Interest Expense

Interest expense increased from $28.9 million in the first quarter of 2005 to $38.7 million in the first quarter of 2006 primarily due to increases in secured and unsecured debt entered in conjunction with acquisition and development activities during the first three months of 2006.

Depreciation and Amortization

Depreciation and amortization expense increased from $53.1 million during the three months ended March 31, 2005 to $60.1 million for the same period in 2006.

The following highlights the significant changes in depreciation expense for these time periods:

•                  Building depreciation expense increased by $1.8 million due to increases in our held-for-rental asset base from acquisitions and developments.

•                  Depreciation expense on tenant improvements increased by $6.3 million due to acquisition activity and developments placed in service.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings decreased from $11.8 million for the three months ended March 31, 2005 to $4.5 million for the three months ended March 31, 2006, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of construction and development income. During the first quarter of 2006, we sold no such properties compared to two properties in the first quarter of 2005 for a gain of $4.6 million.

•                  During the first quarter of 2005, we recognized $2.7 million of a previously deferred gain associated with the sale of our landscaping operations in 2001. The gain was deferred as a result of future performance provisions contained in the original sale agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the gain was recognized.

General and Administrative Expense

General and administrative expenses increased from $8.5 million for the three months ended March 31, 2005 to $13.9 million for the same period in 2006. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relation expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. The overall increase in general and administrative expenses is primarily the result of an increase in our overall pool of overhead costs in our Service Operations to meet anticipated future increases in leasing, development, and construction activities. Our first quarter of each fiscal year has historically lower levels of these activities due to seasonal factors such as inclement weather in many of our markets and as such it is expected that significantly greater amounts of these costs will be absorbed in subsequent periods resulting in substantially reduced general and administrative expenses.

Other Income and Expenses

Earnings from sales of land, net of impairment adjustments, are comprised of the following amounts for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Gain on land sales	$1,890	$177
Impairment adjustment for land	—	(34)
Total	$1,890	$143

Gain on land sales is derived from sales of undeveloped land that we own. Gains from land sales increased $1.7 million from the first quarter of 2005 compared to the first quarter of 2006. In the first quarter of 2006, we sold five parcels of land versus only one parcel in the first quarter of 2005. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded no impairment charge in the first quarter of 2006 and $34,000 for the same period in 2005 associated with the contracted sale of land parcels. The land parcel with the $34,000 impairment was later sold in 2005.

Discontinued Operations

The results of operations for properties sold during the year or designated as held-for-sale to unrelated parties at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of properties.

We have classified the operations of 240 buildings as discontinued operations as of March 31, 2006. These 240 buildings consist of 226 industrial, 13 office and one retail properties. As a result, we classified net income (loss) from operations of $(451,000) and $5.1 million as net income (loss) from discontinued operations for the three months ended March 31, 2006 and 2005, respectively. Of these properties, two were sold during the first quarter of 2006, and 234 properties were sold during 2005 and four operating properties are classified as held-for-sale at March 31, 2006. The gains on disposal of these properties, net of impairment adjustment, of $505,000 and $3.7 million for the three months ended March 31, 2006 and 2005, respectively, are also reported in discontinued operations. We have also classified 29 buildings as held for sale, but have not included these buildings in discontinued operations, based on our intention to sell the majority of our ownership interest in these properties to an entity in which we will retain a minority equity ownership interest.

Liquidity and Capital Resources

Sources of Liquidity

We expect to continue to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•            working capital; and

•            net cash provided by operating activities.

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings or property disposition proceeds to fund such expenditures during periods of high leasing volume.

We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred unit redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•        issuance of General Partner equity;

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

We are subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, we believe that these risks may be mitigated by our relatively strong market presence in most of our locations and the fact that we perform in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

We have one unsecured line of credit available at March 31, 2006, summarized as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at March 31, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$508,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit at March 31, 2006, range from LIBOR + .13% to LIBOR +  .525% (4.9% to 5.4% at March 31, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization.  As of March 31, 2006, we were in compliance with all financial covenants under our line of credit.

Debt and Equity Securities

At March 31, 2006, we had on file with the SEC an effective shelf registration statement that permits us to sell up to an additional $350 million of debt securities. In addition, the General Partner has on file with the SEC an effective shelf registration statement that permits the Genaral Partner to sell up to an additional $116 million of common and preferred stock. From time-to-time, we and the General Partner expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indenture governing our unsecured notes requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2006.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us as well as to improve the overall quality of our portfolio by recycling sales proceeds into new properties with greater value creation opportunities.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Tenant improvements	$13,526	$13,732
Leasing costs	1,995	8,811
Building improvements	1,769	2,446
Totals	$17,290	$24,989

Debt Maturities

Debt outstanding at March 31, 2006, totaled $3.6 billion with a weighted average interest rate of 5.70% maturing at various dates through 2028. We had $2.6 billion of unsecured debt and approximately $1.0 billion of secured debt outstanding at March 31, 2006. Scheduled principal amortization of such debt totaled $1.8 million for the three months ended March 31, 2006.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2006 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2006	$8,608	$990,249	$998,857	5.49%
2007	11,528	214,615	226,143	5.54%
2008	10,868	268,968	279,836	5.04%
2009	10,467	275,000	285,467	7.37%
2010	10,181	683,000	693,181	5.16%
2011	9,994	187,139	197,133	6.97%
2012	7,803	201,216	209,019	5.89%
2013	7,659	150,000	157,659	4.71%
2014	7,678	272,112	279,790	6.44%
2015	11,491	—	11,491	7.20%
Thereafter	26,289	256,784	283,073	6.01%
	$122,566	$3,499,083	$3,621,649	5.70%

$700 million of debt maturing in 2006 relates to a secured term loan used to finance acquisitions in the first three months of 2006. The loan is expected to be repaid from the proceeds received from selling the majority of our ownership interest in certain acquired properties to an entity in which we will retain a minority equity ownership interest.

Historical Cash Flows

Cash and cash equivalents were zero and $3.7 million at March 31, 2006 and 2005, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2006	2005
Net Cash Provided by
Operating Activities	$31.2	$65.0

Net Cash Used for
Investing Activities	$(940.7)	$(88.4)

Net Cash Provided by
Financing Activities	$882.7	$20.9

Operating Activities

Cash flows from operating activities represents the cash necessary to meet normal operational requirements of our rental operations and merchant building activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we also develop buildings with the intent to sell them, which provides another significant source of operating cash flow activity.

•                  During the three-month period ended March 31, 2006, we incurred merchant building development costs of $36.3 million compared to $13.6 million for the period ended March 31, 2005. The difference is reflective of the timing of activity in our held-for-sale pipeline. The anticipated cost in our pipeline of held-for-sale projects under construction as of March 31, 2006, was $354.8 million.

•                  We sold two merchant buildings in the first quarter of 2005 for net after tax gains of $4.6 million.  We had no merchant building sales in the first quarter of 2006.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs increased to $84.5 million for the period March 31, 2006 from $29.5 million for the same period in 2005 as the result of an increase in development activity in 2006.

•                  During the first quarter of 2006, we paid cash of $631.1 million for real estate acquisitions and $203.2 million for undeveloped land acquisitions compared to no real estate acquisitions and $34.5 million in acquisitions of undeveloped land in the same period in 2005. The significant activity in the first quarter of 2006 consisted of the purchase of the majority of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $709 million, the purchase of the majority of a portfolio of industrial properties in Savannah, Georgia for $178 million, the purchase of land held for industrial development in Baltimore, Maryland for $28.3 million, and the purchase of land suitable for retail development for $28.3 million.

•                  Sales of land and depreciated property provided $10.4 million in net cash proceeds for the period ended March 31, 2006, compared to $13.6 million for the same period in 2005. In addition, we received distributions of $17.7 million for our share of proceeds on the sale of land and depreciated property within one of our joint ventures. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2006, we received approximately $177.7 million in net proceeds from the General Partner’s issuance of its Series M Cumulative Redeemable preferred stock. This preferred stock was issued at a dividend yield of 6.95%. We applied a portion of the net proceeds from the Series M preferred equity issuance to redeem the General Partner’s $75.0 million of Series I preferred units in February, which carried an 8.45% dividend rate.

•                  In February 2006, we obtained a $700 million secured term loan, which was priced at LIBOR +.525%. The proceeds were used to finance the acquisition of the Mark Winkler Portfolio in the Washington, D.C. metropolitan area, and the loan is secured by these properties.

•                  In March 2006, we issued $150 million of 5.50% unsecured notes due in 2016. These notes were issued as part of an exchange of securities for $100 million principal amount of our 6.72% unsecured debt, which subsequently was retired. The remaining cash proceeds were used to reduce outstanding borrowings on the unsecured line of credit.

•                  During the first quarter of 2006, we increased net borrowings on our $1 billion line of credit by $125 million. These borrowings were used to fund our development and acquisition activity in the first quarter.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. In March 2006 we issued $150 million of 5.5% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount payable of approximately $1 million will be recognized to earnings ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant. At March 31, 2006, the estimated fair value of the remaining $150 million swaps was approximately $1.5 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2006.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At March 31, 2006, the fair value of these swaps was approximately $14.9 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2006.

Recent Accounting Pronouncement

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Partnership is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a VIE and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of EITF No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

We have five 50/50 joint ventures with a medical office developer to develop healthcare facilities. Under the terms of these ventures, we provide the project financing and construction services, while our partner provides the business development, leasing and property management of the co-developed properties. We evaluated these partnerships under the guidelines of FIN 46(R) and determined that the joint ventures qualify as variable interest entities subject to consolidation. We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint ventures. At March 31, 2006, there were five properties under development with these joint ventures. The properties total 380,000 square feet and have an aggregate construction in-process balance of approximately $25.3 million that are consolidated into our balance sheet.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents less than 5% of our total assets as of March 31, 2006.

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

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer, concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

(b)  Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2006, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2006, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Partnership.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase its common shares under a $750 million repurchase program that initially was approved by the General Partner’s Board of Directors and publicly announced in October 2001 (the “Repurchase Program”). In July 2005, the General Partner’s Board of Directors authorized management to purchase up to $750 million of the General Partner’s common shares pursuant to this plan. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under the General Partner’s compensation and benefit programs.

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended March 31, 2006:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)

January 1 through 31, 2006	100,442	$34.29	100,442
February 1 through 28, 2006	15,797	$34.83	15,797
March 1 through 31, 2006	7,465	$37.08	7,465

Total	123,704	$34.53	123,704

(1) Includes 26,839 common shares of the General Partner  repurchased under its Employee Stock Purchase Plan,  18,849 common shares swapped to pay the exercise price of stock options,  3,016 common shares repurchased through a Rabbi Trust under the General Partner’s  Executives’ Deferred Compensation Plan and 75,000 common shares repurchased under the General Partner’s Share Repurchase Plan.

(2) The number of common shares of the General Partner  that may yet be repurchased in the open market to fund shares purchased under the General Partner’s Employee Stock Purchase Plan was 196,549 as of March 31, 2006, and approximately $450.4  million under the General Partner’s Share Repurchase Plan.

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

1.1

Terms Agreement, dated as of January 5, 2006, by and among Duke Realty Corporation, DRLP, and the several underwriters named in the Terms Agreement (including the terms of the related Underwriting Agreement attached as Annex A to the Terms Agreement and made a part thereof) (filed as Exhibit 1.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on January 31, 2006, File No. 001-09044, and incorporated herein by this reference).

1.2

Terms Agreement, dated as of February 22, 2006 (including the related Underwriting Agreement, dated as of January 5, 2006, attached as Annex A thereto and made a part thereof, which Underwriting Agreement is incorporated by reference herein from Exhibit 1.1 to the Current Report on Form 8-K filed by DRLP with the SEC on January 31, 2006), by and among DRLP, Duke Realty Corporation and Deutsche Bank Securities Inc. (filed as Exhibit 1.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 24, 2006, File No. 001-09044, and incorporated herein by this reference).

1.3

Terms Agreement, dated as of March 9, 2006 (including the related Underwriting Agreement, dated as of January 5, 2006, attached as Annex A thereto and made a part thereof, which Underwriting Agreement is incorporated by reference herein from Exhibit 1.1 to the Current Report on Form 8-K filed by DRLP with the SEC on January 31, 2006), by and among DRLP, Duke Realty Corporation and Deutsche Bank Securities Inc. (filed as Exhibit 1.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 14, 2006, File No. 000-20625, and incorporated herein by this reference).

3.1

Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.2

Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.3

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003, File No. 001-09044, and incorporated herein by this reference).

3.4

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 26, 2003, File No. 001-09044, and incorporated herein by this reference).

3.5

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by this reference).

3.6

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.6 to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on March 6, 2006, File No. 001-09044, and incorporated herein by this reference).

4.1

Deposit Agreement, dated as of January 31, 2006, by and among Duke Realty Corporation, American Stock Transfer & Trust Company, as depositary, and the holders from time to time of the Depositary Receipts (which includes as an exhibit the form of Depositary Receipts filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC January 31, 2006, File No. 001-09044, and incorporated herein by this reference).

10.1

Commercial Multi-Property Agreement of Purchase and Sale, dated January 24, 2006, by and among DRLP, The Mark Winkler Company, and each of the other entities controlled by or affiliated with The Mark Winkler Company named therein, as amended by the First Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated February 28, 2006, the Second Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated March 10, 2006, and the Third Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated April 21, 2006. *

10.2

Fifth Amended and Restated Revolving Credit Agreement, dated January 25, 2006, by and among DRLP, as borrower, Duke Realty Corporation as General Partner and Guarantor, and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Lender, J.P. Morgan Securities, Inc. as Lead Arranger and Sole Book Runner, and each of the other lenders named therein (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC January 31, 2006, File No. 001-09044, and incorporated herein by this reference).

10.3

Amendment Two to Duke Realty Corporation’s 2005 Non-Employee Directors Compensation Plan dated February 2, 2006 (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC February 2, 2006, File No. 001-09044, and incorporated herein by this reference).

10.4

Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

10.5

Term Loan Agreement, dated as of February 28, 2006, by and among DRLP, as borrower, Duke Realty Corporation, as General Partner and Guarantor, certain of their respective subsidiaries, as guarantors, Bank of America, N.A., individually and as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Sole Book Runner, and each of the other lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

11.1	Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

11.2	Ratio of Earnings to Debt Service.

15.1	Letter regarding unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.

*           Certain information contained in the originally executed copy of the Commercial Multi-Property Agreement of Purchase and Sale, and in each of the related amendments thereto, has been omitted from Exhibit 10.1, as filed with this Form 10-Q, pursuant to a request for confidential treatment delivered by the Registrant to the Office of the Secretary of the Securities and Exchange Commission simultaneously with the filing of this Form 10-Q. The omitted information has been replaced with the symbol “***” to notify readers that such information has been omitted. The omission of this information appears on many of the pages of the Commercial Multi-Property Agreement of Purchase and Sale, and in each of the related amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: May 15, 2006	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer of the
General Partner