Form 10-Q
period 2007-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2007-05-11
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2007
Common Units, $.01 par value per unit	146,704,499 units

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
Real estate investments:
Land and improvements	$857,809	$844,091
Buildings and tenant improvements	4,265,873	4,211,602
Construction in progress	451,707	359,765
Investments in unconsolidated companies	514,631	628,323
Land held for development	748,392	737,752
	6,838,412	6,781,533
Accumulated depreciation	(907,095)	(867,079)

Net real estate investments	5,931,317	5,914,454

Real estate investments and other assets held for sale	498,249	512,925

Cash and cash equivalents	9,870	68,154
Accounts receivable, net of allowance of $1,128 and $1,088	26,527	24,118
Straight-line rent receivable, net of allowance of $1,996 and $1,915	109,691	105,319
Receivables on construction contracts, including retentions	48,753	64,768
Deferred financing costs, net of accumulated amortization of $22,204 and $19,492	60,898	62,277
Deferred leasing and other costs, net of accumulated amortization of $133,773 and $127,155	374,052	311,553
Escrow deposits and other assets	213,506	183,728
	$7,272,863	$7,247,296
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$503,400	$515,192
Unsecured notes	3,135,402	3,129,653
Unsecured line of credit	330,000	317,000
	3,968,802	3,961,845

Liabilities of properties held for sale	152,518	155,185

Construction payables and amounts due subcontractors, including retentions	118,735	136,508
Accrued expenses:
Real estate taxes	63,878	59,273
Interest	38,985	52,106
Other	33,284	62,078
Other liabilities	117,135	128,857
Tenant security deposits and prepaid rents	34,163	31,121
Total liabilities	4,527,500	4,586,973

Minority interest	1,104	1,080

Partners’ equity:
General Partner
Common equity	1,750,861	1,625,958
Preferred equity (liquidation preferences of $876,250)	876,250	876,250
	2,627,111	2,502,208

Limited Partners’ common equity	111,445	151,600
Accumulated other comprehensive income	5,703	5,435
Total Partners’ equity	2,744,259	2,659,243
	$7,272,863	$7,247,296

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31,

(in thousands, except per unit amounts)

	2007	2006
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$207,447	$184,077
Equity in earnings of unconsolidated companies	7,691	8,259
	215,138	192,336
Operating expenses:
Rental expenses	50,124	43,907
Real estate taxes	25,746	21,959
Interest expense	45,704	37,013
Depreciation and amortization	67,739	57,630
	189,313	160,509
Earnings from continuing rental operations	25,825	31,827

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	54,157	69,549
General contractor costs	(48,688)	(64,208)
Net general contractor revenue	5,469	5,341
Service fee revenue	6,397	4,418
Gain on sale of service operations properties	2,864	247

Total revenue	14,730	10,006

Operating expenses	7,796	5,556

Earnings from service operations	6,934	4,450

General and administrative expense	(13,467)	(13,938)

Operating income	19,292	22,339

OTHER INCOME (EXPENSE)
Interest and other income, net	2,418	1,980
Earnings from sale of land, net of impairment adjustment	13,997	1,890
Other minority interest in earnings of subsidiaries	(15)	(102)
Income from continuing operations	35,692	26,107

Discontinued operations:
Net income from discontinued operations	1,287	1,439
Gain on sale of properties	51,720	505
Income from discontinued operations	53,007	1,944

Net income	88,699	28,051
Dividends on Preferred Units	(15,226)	(12,712)
Adjustments for redemption of Preferred Units	—	(2,633)
Net income available for common unitholders	$73,473	$12,706

Basic net income per Common Unit:
Continuing operations	$.14	$.07
Discontinued operations	.36	.02
Total	$.50	$.09

Diluted net income per common unit:
Continuing operations	$.14	$.07
Discontinued operations	.35	.02
Total	$.49	$.09

Weighted average number of Common Units outstanding	146,552	148,175
Weighted average number of Common Units and potential dilutive common equivalents	149,465	149,265

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$88,699	$28,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	52,143	51,271
Amortization of deferred leasing and other costs	15,596	9,311
Amortization of deferred financing costs	2,865	1,707
Minority interest in earnings	15	102
Straight-line rent adjustment	(5,773)	(5,417)
Earnings from land and depreciated property sales	(65,717)	(2,395)
Build-for-sale operations, net	(49,989)	(36,042)
Construction contracts, net	6,764	(3,521)
Other accrued revenues and expenses, net	(33,147)	(11,069)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	137	(3,323)
Net cash provided by operating activities	11,593	28,675

Cash flows from investing activities:
Development of real estate investments	(96,588)	(84,479)
Acquisition of real estate investments and related intangible assets	(33,628)	(631,134)
Acquisition of land held for development	(34,738)	(203,159)
Recurring tenant improvements	(10,333)	(13,526)
Recurring leasing costs	(8,164)	(1,995)
Recurring building improvements	(974)	(1,769)
Other deferred leasing costs	(3,232)	(8,450)
Other deferred costs and other assets	341	(15,538)
Proceeds from land and depreciated property sales, net	176,726	10,402
Capital distributions from unconsolidated companies	53,500	17,740
Advances to unconsolidated companies, net	(33,275)	(6,313)
Net cash provided by (used for) investing activities	9,635	(938,221)
Cash flows from financing activities:
Payments for repurchases of Common Units	—	(11,883)
Proceeds (disbursements) from issuance of the General Partners’ stock options	(12)	4,767
Proceeds from issuance of Preferred Units, net	—	177,734
Payments for redemption of Preferred Units	—	(75,000)
Proceeds from unsecured debt issuance	5,812	150,000
Payments on unsecured debt	—	(100,000)
Proceeds from issuance of secured debt	—	710,450
Payments on secured indebtedness including principal amortization	(12,007)	(1,808)
Borrowings on line of credit, net	13,000	125,000
Distributions to common unitholders	(69,676)	(69,989)
Distributions to preferred unitholders	(15,226)	(12,712)
Distributions to minority interest, net	—	(71)
Cash overdrafts	—	4,979
Deferred financing costs	(1,403)	(18,779)
Net cash provided by (used for) financing activities	(79,512)	882,688
Net decrease in cash and cash equivalents	(58,284)	(26,858)
Cash and cash equivalents at beginning of period	68,154	26,858
Cash and cash equivalents at end of period	$9,870	$—
Other non-cash items:
Assumption of secured debt for real estate acquisitions	$—	$137,648
Conversion of Limited Partner Units to common shares of the General Partner	$65,822	$225
Issuance of Limited Partner Units for acquisitions	$11,020	$—
Elimination upon consolidation of investments in and advances to previously unconsolidated companies	$94,724	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Partners’ Equity

For the three  months ended March 31, 2007

(in thousands,  except per unit data)

(Unaudited)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$1,625,958	$876,250	$151,600	$5,435	$2,659,243

Effect of implementing new accounting principle	(1,717)	—	—	—	(1,717)

Balance at January 1, 2007	$1,624,241	$876,250	$151,600	$5,435	$2,657,526

Comprehensive income:
Net income	68,563	15,226	4,910	—	88,699
Gains on derivative instruments	—	—	—	268	268
Comprehensive income					88,967
Acquisition of Partnership interest for common stock of General Partner	117,245	—	(51,423)	—	65,822
Unit Issuance	—	—	11,020	—	11,020
Stock based compensation plan activity	5,826	—	—	—	5,826
Distributions to Preferred Unitholders	—	(15,226)	—	—	(15,226)
Distributions to Partners ($.475 per Common Unit)	(65,014)	—	(4,662)	—	(69,676)

Balance at March 31, 2007	$1,750,861	$876,250	$111,445	$5,703	$2,744,259

Common Units outstanding at March 31, 2007	136,892		9,796		146,688

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2006). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. The General Partner qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 93.3% of the common partnership interests as of March 31, 2007 (“General Partner Units”). The remaining 6.7% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period or, under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners.  We conduct our Service Operations (as defined below) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.     Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

3.     Acquisition

In February 2007, we closed on the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm.  The primary reason for the acquisition was to expand our development capabilities within the health care real estate market.

The initial consideration paid to the sellers totaled $47.1 million and the sellers will be eligible for further contingent payments over the next three years.

Approximately $38.0 million of the total purchase price is allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and their in-place workforce.  Our purchase accounting allocation is preliminary as of March 31, 2007.

4.     Indebtedness

We had an unsecured line of credit available at March 31, 2007, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at March 31, 2007
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .53%	$330,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of March 31, 2007, range from LIBOR + .16% to LIBOR + .53% (equal to 5.48% and 5.85% as of March 31, 2007).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of March 31, 2007, we were in compliance with all covenants under our line of credit.

5.     Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the three months ended March 31, 2007 and 2006, we received management fees of $1.3 million and $1.1 million, leasing fees of $505,000 and $665,000 and construction and development fees of $3.6 million and $1.6 million, respectively, from these companies. These fees approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

6.     Net Income Per Common Unit

Basic net income per Common Unit is computed by dividing net income available for common unitholders by the weighted average number of Common Units outstanding for the period. Diluted net income per Common Unit is computed by dividing net income available for common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive common equivalents for the period.

The following table reconciles the components of basic and diluted net income per Common Unit for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Basic net income available for common unitholders	$73,473	$12,706
Joint venture partner convertible ownership net income (1)	452	—

Diluted net income available for common unitholders	$73,925	$12,706

Weighted average number of Common Units outstanding	146,552	148,175
Joint venture partner convertible ownership Common Unit equivalents (1)	1,138	—
Dilutive units for stock-based compensation plans (2)	1,775	1,090
Weighted average number of Common Units and potential dilutive common equivalents	149,465	149,265

(1)          One of our joint venture partners in one of our unconsolidated companies has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares.  The effect of this option on earnings per unit is dilutive for the first quarter 2007; therefore, conversion to Common Units is included in weighted average potential dilutive common equivalents for the quarter.

(2)          Excludes (in thousands of units) 420 and 462 of anti-dilutive units as of March 31, 2007 and 2006, respectively.  Additionally, we issued 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) in November 2006, which were excluded from earnings per unit due to having an anti-dilutive effect for the three-month period ended March 31, 2007.

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

The assets of the Service Operations business segment generally include properties under development.  During the period between the completion of development, rehabilitation or repositioning of a Service Operations property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the applicable Rental Operations segment because the primary activity associated with the Service Operations property during that period is rental activities.  Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.  Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2007, and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues
Rental Operations:
Office	$146,624	$131,437
Industrial	56,758	49,991
Service Operations	14,730	10,006
Total Segment Revenues	218,112	191,434
Non-Segment Revenue	11,756	10,908

Consolidated Revenue from continuing operations	229,868	202,342
Discontinued Operations	5,745	10,529
Consolidated Revenue	$235,613	$212,871
Funds From Operations
Rental Operations:
Office	$87,848	$80,464
Industrial	42,483	36,581
Service Operations	6,934	4,450
Total Segment FFO	137,265	121,495

Non-Segment FFO:
Interest expense	(45,704)	(37,013)
Interest and other income, net	2,418	1,980
General and administrative expense	(13,467)	(13,938)
Gain on land sales, net of impairment	13,997	1,890
Other non-segment income	1,247	1,167
Minority interest	(15)	(102)
Joint venture FFO	10,698	9,998
Dividends on Preferred Units	(15,226)	(12,712)
Adjustment for redemption of Preferred Units	—	(2,633)
Discontinued operations	1,287	4,391
Consolidated basic FFO	92,500	74,523
Depreciation and amortization on continuing operations	(67,739)	(57,630)
Depreciation and amortization on discontinued operations	—	(2,952)
Partnership’s share of joint venture adjustments	(4,968)	(4,702)
Earnings from depreciated property sales on discontinued operations	51,720	505
Earnings from depreciated property sales — share of joint venture	1,960	2,962

Net income available for common unitholders	$73,473	$12,706

The assets for each of the reportable segments as of March 31, 2007 and December 31, 2006, respectively, are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Assets
Rental Operations:
Office	$4,162,363	$4,052,882
Industrial	1,904,256	1,951,916
Service Operations	425,694	301,886
Total Segment Assets	6,492,313	6,306,684
Non-Segment Assets	780,550	940,612
Consolidated Assets	$7,272,863	$7,247,296

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual rental operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the three months ended March 31, 2007 and 2006, respectively  (in thousands):

	2007	2006
Recurring Capital Expenditures
Office	$15,722	$12,691
Industrial	3,715	4,585
Non-segment	34	14
Total	$19,471	$17,290

8.     Discontinued Operations and Assets Held for Sale

We classified the operations of 33 buildings as discontinued operations as of March 31, 2007. These 33      buildings consist of 17 industrial and 16 office properties. Of these properties, ten were sold during the first quarter of 2007, 21 were sold during 2006 and two operating properties are classified as held-for-sale at March 31, 2007.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Statement of Operations:
Revenues	$5,745	$10,529
Expenses:
Operating	2,940	4,170
Interest	1,514	1,948
Depreciation and Amortization	—	2,952
General and Administrative	4	20

Income from discontinued operations, before gain on sales	1,287	1,439
Gain on sale of property	51,720	505

Income from discontinued operations	$53,007	$1,944

At March 31, 2007, we classified two properties as held-for-sale and included in discontinued operations.  Additionally, we have classified 21 in-service properties as held-for-sale, but have included the results of these properties in continuing operations, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial.  The following table illustrates the aggregate balance sheet of the aforementioned properties included in discontinued operations, as well as the 21 held-for-sale properties whose results are included in continuing operations, at March 31, 2007 (in thousands):

	Properties Included in Discontinued Operations	Properties Included in Continuing Operations	Total Held-for-Sale Properties

Balance Sheet:
Real estate investments, net	$29,252	$456,966	$486,218
Other assets	2,379	9,652	12,031
Total assets	$31,631	$466,618	$498,249

Accrued expenses	$754	$1,966	$2,720
Other liabilities	442	2,626	3,068
Secured debt	—	146,730	146,730
Total liabilities held-for-sale	$1,196	$151,322	$152,518

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

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). At March 31, 2007, the fair value of these swaps was approximately $10.0 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2007.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

10.   Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The adoption of FIN 48 did not have a material impact, with an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income, on our financial position or results of operations primarily due to the General Partner’s tax status as a REIT. Our uncertain tax positions are immaterial both individually and in the aggregate.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact the adoption of this statement will have on the Partnership.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  Management is currently evaluating the impact the adoption of this SFAS 159 will have on the Partnership.

11.   Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its April 25, 2007, regularly scheduled Board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.475	May 14, 2007	May 31, 2007
Preferred (per depositary unit):
Series B	$0.998750	June 15, 2007	June 29, 2007
Series J	$0.414063	May 17, 2007	May 31, 2007
Series K	$0.406250	May 17, 2007	May 31, 2007
Series L	$0.412500	May 17, 2007	May 31, 2007
Series M	$0.434375	June 15, 2007	June 29, 2007
Series N	$0.453125	June 15, 2007	June 29, 2007

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

•              The General Partner’s continued qualification as a real estate investment trust (“REIT”);

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

•              Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•              Other risks and uncertainties described or incorporated by reference herein, including, without limitation, those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed with the SEC on March 13, 2007, and is updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

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

Business Overview

We are a limited partnership formed under the laws of the State of Indiana in 1993.  We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners.  We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. As of March 31, 2007, we:

•              Owned or jointly controlled 750 industrial, office and retail properties (including properties under development), consisting of approximately 120.7 million square feet; and

•              Owned or jointly controlled more than 7,700 acres of land with an estimated future development potential of approximately 112 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•              Property leasing;

•              Property management;

•              Construction;

•              Development; and

•              Other tenant-related services.

Acquisition

In February 2007, we closed on the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm.  The primary reason for the acquisition was to expand our development capabilities within the health care real estate market.

The initial consideration paid to the sellers totaled $47.1 million and the sellers will be eligible for further contingent payments over the next three years.

Approximately $38.0 million of the total purchase price is allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and their in-place workforce.  Our purchase accounting allocation is preliminary as of March 31, 2007.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office and industrial properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures.

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell) as of March 31, 2007 and 2006 (in thousands, except percentage data):

	Total		Percent of
	Square Fee		Total Square Feet		Percent Occupied
Type	2007	2006	2007	2006	2007	2006
Industrial	75,628	71,610	69.7%	69.0%	92.6%	94.6%
Office	32,167	31,613	29.7%	30.4%	91.9%	89.6%
Other	611	611	0.6%	0.6%	96.7%	99.1%
Total	108,406	103,834	100.0%	100.0%	92.4%	93.1%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule by property type as of March 31, 2007. The table indicates square footage and annualized net effective rents (based on March 2007 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2007	7,438	$44,003	6%	5,666	$20,757	1,768	$23,186	4	$60
2008	13,838	81,050	12%	10,572	40,860	3,247	39,855	19	335
2009	11,644	75,237	11%	8,445	34,103	3,195	41,056	4	78
2010	12,169	93,487	13%	8,029	35,154	4,129	58,166	11	168
2011	13,517	85,233	12%	10,071	38,897	3,421	45,754	25	582
2012	9,444	65,770	9%	6,375	24,623	3,062	40,814	7	333
2013	7,511	67,785	10%	4,072	17,792	3,405	49,414	34	579
2014	5,620	33,051	5%	4,259	15,168	1,361	17,883	—	—
2015	6,883	52,944	8%	4,736	18,775	2,147	34,169	—	—
2016	3,824	25,860	4%	2,690	9,577	960	14,611	174	1,672
2017 and Thereafter	8,267	68,078	10%	5,087	22,052	2,870	44,398	310	1,627
	100,155	$692,498	100%	70,002	$277,758	29,565	$409,306	588	$5,434

Total Portfolio Square Feet	108,406			75,628		32,167		611

Percent Occupied	92.4%			92.6%		91.9%		96.7%

We renewed 81.6% and 76.4% of our leases up for renewal in the three months ended March 31, 2007 and 2006 totaling approximately 1.9 million and 1.9 million square feet, respectively, on which we attained 5% and 3.8% growth in net effective rents.

The average term of renewals increased from 3.0 years in the three months ended March 31, 2006 to 3.6 years in the three months ended March 31, 2007.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations growth as they are placed in service. We had 9.1 million square feet of property under development with total estimated costs of $1.0 billion at March 31, 2007, compared to 9.3 million square feet with total costs of $718.0 million, at March 31, 2006.

The following table summarizes our properties under development as of March 31, 2007 (in thousands, except percentage data):

			Total
Anticipated			Estimated	Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental Buildings:
2nd Quarter 2007	581	28%	$79,666	9.32%
3rd Quarter 2007	2,626	7%	173,251	9.33%
4th Quarter 2007	1,035	14%	142,500	9.59%
Thereafter	240	46%	50,500	8.67%
	4,482	13%	$445,917	33%

Service Operations Buildings:
2nd Quarter 2007	2,648	34%	124,773	8.42%
3rd Quarter 2007	1,210	75%	234,349	8.67%
4th Quarter 2007	647	79%	173,656	8.08%
Thereafter	111	100%	31,378	7.78%
	4,616	53%	564,156	8.36%
Total	9,098	33%	$1,010,073	8.81%

Acquisition and Disposition Activity: We continued to selectively dispose of non-strategic properties during the three months ended March 31, 2007.  Gross sales proceeds related to the dispositions of wholly owned held for rental properties were $144.9 million for the three months ended March 31, 2007, which included the disposition of a portfolio of eight office properties in the Cleveland market.  Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have a less than 100% interest, totaled $5.1 million for the three months ended March 31, 2007.  For the three months ended March 31, 2006, proceeds from the disposition of non-strategic properties totaled $7.4 million for wholly owned held for rental properties, and $50.1 million for our share of property sales from unconsolidated joint ventures.  Dispositions of wholly owned properties developed for sale rather than rental resulted in $25.9 million in proceeds for the three months ended March 31, 2007, and no dispositions of wholly owned properties developed for sale took place in the three months ended March 31, 2006.

For the three months ended March 31, 2007, we acquired Bremner and also acquired $34.0 million of undeveloped land, compared to acquisitions of $886.8 million of income producing properties and $202.8 million of undeveloped land in the three months ended March 31, 2006.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Net income available for common unitholders	$73,473	$12,706
Adjustments:
Depreciation and amortization	67,739	60,582
Partnership’s share of joint venture depreciation and amortization	4,968	4,702
Earnings from depreciable property sales — wholly owned	(51,720)	(505)
Earnings from depreciable property sales — share of joint venture	(1,960)	(2,962)

Funds From Operations	$92,500	$74,523

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2007 and 2006, respectively, is as follows (in thousands, except number of properties and per unit data):

	2007	2006
Rental Operations revenues from Continuing Operations	$215,138	$192,336
Service Operations revenues from Continuing Operations	14,730	10,006
Earnings from Continuing Rental Operations	25,825	31,827
Earnings from Continuing Service Operations	6,934	4,450
Operating income	19,292	22,339
Net income available for common unitholders	$73,473	$12,706
Weighted average Common Units outstanding	146,552	148,175
Weighted average common and dilutive potential Common Units	149,465	149,265
Basic income per Common Unit:
Continuing operations	$.14	$.07
Discontinued operations	$.36	$.02
Diluted income per Common Unit:
Continuing operations	$.14	$.07
Discontinued operations	$.35	$.02
Number of in-service properties at end of period	691	704
In-service square footage at end of period	108,406	103,834

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $184.1 million for the three months ended March 31, 2006, to $207.4 million for the same period in 2007. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Income
Office	146,624	131,437
Industrial	56,758	49,991
Non-segment	4,065	2,649
Total	207,447	184,077

The following factors contributed to these results:

•                  We acquired four properties and placed 26 developments in service from April 1, 2006 to March 31, 2007. These acquisitions and developments provided revenues of $11.7 million in the first quarter of 2007.

•                  Lease termination fees decreased slightly from $4.1 million in the first quarter of 2006 to $3.4 million in the first quarter of 2007.

•                  The remaining increase in rental revenues from the first quarter of 2006 is primarily the result of an increase in reimbursable rental expenses.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	41,221	35,541
Industrial	7,651	7,650
Non-segment	1,252	716
Total	50,124	43,907

Real Estate Taxes:
Office	17,554	14,872
Industrial	6,625	5,760
Non-segment	1,567	1,327
Total	25,746	21,959

Of the overall $6.2 million increase in rental expenses, $1.6 million was attributable to properties acquired and developments placed in service from April 1, 2006 to March 31, 2007. Inclement weather conditions in the first quarter of 2007 and normal inflationary factors triggered the remaining increase in rental expenses.

Of the overall $3.8 million increase in real estate taxes, $1.2 million was attributable to properties acquired and developments placed in service from April 1, 2006 to March 31, 2007. The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in our different markets.

Interest Expense

Interest expense increased from $37.0 million in the first quarter of 2006 to $45.7 million in the first quarter of 2007 primarily due to borrowings that occurred in the last half of 2006, including $700.0 million of senior unsecured notes issued in August 2006, $575.0 million of exchangeable senior notes issued in November 2006 and $319.0 million of secured debt issued in November 2006. These increased borrowings were used mainly to fund acquisitions and development.

Depreciation and Amortization

Depreciation and amortization expense increased from $57.6 million during the three months ended March 31, 2006 to $67.7 million for the same period in 2007 due to increases in our held-for-rental asset base from acquisitions and developments during 2006.

Service Operations

Our service operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties (collectively, “Service Operations”). These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $4.5 million for the three months ended March 31, 2006 to $6.9 million for the three months ended March 31, 2007, primarily as a result of gains on the sale of two properties totaling $2.0 million in the three months ended March 31, 2007 compared to no such sales during the three months ended March 31, 2006.

General and Administrative Expense

General and administrative expenses decreased from $13.9 million for the three months ended March 31, 2006 to $13.5 million for the same period in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relation expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses.  The overall decrease in general and administrative expenses is a result of more overhead allocated to other areas in 2007, primarily construction and leasing, due to increases in wholly-owned activity in these areas.  This is offset to a large extent by an increase in the overall pool of overhead costs, resulting in a minimal net effect on total general and administrative expenses.

Other Income and Expenses

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

Earnings from sales of land, net of impairment adjustments, are comprised of the following amounts for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Gain on land sales	$14,091	$1,890
Impairment adjustment for land	(94)	—
Total	$13,997	$1,890

We sold six parcels of undeveloped land in the first quarter of 2007 with overall higher margins than the five land sales in the first quarter of 2006. In addition, we recognized a deferred gain of approximately $1.7 million in the first quarter of 2007 on a property sold during 2006.

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

We classified the operations of 33 buildings as discontinued operations as of March 31, 2007. These 33 buildings consist of 17 industrial and 16 office properties. As a result, we classified net income from operations of $1.3 million and $1.4 million as net income from discontinued operations for the three months ended March 31, 2007 and 2006, respectively.

Of these properties, ten were sold during the first quarter of 2007 and two  properties were sold during the first quarter of 2006. The gains on disposal of these properties of $51.7 million and $505,000 for the three months ended March 31, 2007 and 2006, respectively, are also reported in discontinued operations.

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

•            issuance of additional debt securities including convertible debt instruments;

•            undistributed cash provided by operating activities, if any; and

•            proceeds received from real estate dispositions.

Rental Operations

We believe our principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or a short time following the actual revenue recognition.

We are subject to risks of decreased occupancy through market conditions, as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. However, we believe that these risks may be mitigated by our relatively strong market presence in most of our locations and the fact that we perform in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facility

We have an unsecured line of credit available at March 31, 2007, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at March 31, 2007
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .53%	$330,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit at March 31, 2007, range from LIBOR + .16% to LIBOR +  .53% (equal to 5.48% and 5.85% as of March 31, 2007).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of March 31, 2007, we were in compliance with all financial covenants under our line of credit.

Debt and Equity Securities

At March 31, 2007, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt securities. From time to time, we and the General Partner expect to issue additional securities under this new automatic shelf registration statement to fund the development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indenture governing our unsecured notes requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2007.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us, as well as to improve the overall quality of our portfolio by recycling sales proceeds into new properties with greater value creation opportunities.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Tenant improvements	$10,333	$13,526
Leasing costs	8,164	1,995
Building improvements	974	1,769
Total	$19,471	$17,290

Debt Maturities

Debt outstanding at March 31, 2007, totaled $4.1 billion with a weighted average interest rate of 5.76%, maturing at various dates through 2028. We had $3.1 billion of unsecured notes, $330.0 million outstanding on our unsecured line of credit and approximately $650.1 million of secured debt outstanding at March 31, 2007. Scheduled principal amortization and maturities of such debt totaled $2.7 million for the three months ended March 31, 2007.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2007 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2007	$9,904	$205,323	$215,227	5.65%
2008	12,478	279,277	291,755	5.09%
2009	12,185	275,000	287,185	7.36%
2010	11,952	505,000	516,952	5.63%
2011	11,985	1,012,139	1,024,124	5.10%
2012	9,914	201,216	211,130	5.90%
2013	9,905	150,000	159,905	4.74%
2014	9,826	294,534	304,360	6.44%
2015	7,593	5,807	13,400	7.13%
2016	6,671	506,449	513,120	6.17%
2017	4,976	450,000	454,976	5.95%
Thereafter	31,676	91,722	123,398	6.50%
	$139,065	$3,976,467	$4,115,532	5.76%

Historical Cash Flows

Cash and cash equivalents were $9.9 million and zero at March 31, 2007 and 2006, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2007	2006
Net Cash Provided by Operating Activities	$11.6	$28.7

Net Cash Provided by (Used for) Investing Activities	$9.6	$(938.2)

Net Cash Provided by (Used for) Financing Activities	$(79.5)	$ 882.7

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity. Highlights of such activity are as follows:

•                  During the three-month period ended March 31, 2007, we incurred Service Operations building development costs of $70.5 million, compared to $36.3 million for the period ended March 31, 2006. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of March 31, 2007, has anticipated costs of $564.2 million.

•                  We had no Service Operations sales in the first quarter of 2006. We sold two Service Operations buildings in the first quarter of 2007, receiving net proceeds of $25.4 million, and recognized pre-tax gains of $2.9 million.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•                  Development costs increased to $96.6 million for the three-month period ended March 31, 2007 from $84.5 million for the same period in 2006 as the result of an increase in development activity in 2007.

•                  During the first quarter of 2007, we paid cash of $36.1 million for the Bremner acquisition, of which $2.5 million is classified as a cash outflow from operating activities, (with the remaining $11.0 million paid through the issuance of Common Units) and $34.7 million for undeveloped land acquisitions compared to $631.1 million in real estate acquisitions and $203.2 million in acquisitions of undeveloped land in the same period in 2006. The most significant activity in the first quarter of 2006 consisted of the purchase of the majority of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $708.7 million ($625.5 million paid in cash) and the purchase of the majority of a portfolio of industrial properties in Savannah, Georgia for $178.1 million ($119.3 million paid in cash).

•                  Sales of land and depreciated property provided $176.7 million in net cash proceeds for the three- month period ended March 31, 2007, compared to $10.4 million for the same period in 2006. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•                  We received financing distributions (as the result of the sale of properties or recapitalization) of $53.5 million from unconsolidated companies in the three-month period ended March 31, 2007, compared to $17.7 million for the same period in 2006.

Financing Activities

The overall decline in cash provided by (used for) financing activities is a result of the short-term financing that was required for the significant acquisitions in the first quarter of 2006.  Specifically, the following items highlight major fluctuation in net cash flow related to financing activities in the first quarter of 2007 compared to the same period in 2006:

•                  We had no significant new borrowings in the first three months of 2007, compared to a $700.0 million secured term loan obtained in the same period in 2006, which was priced at LIBOR +.525% and was paid in full later in 2006.

•                  Similarly, while in the first quarter of 2006 we received net proceeds of approximately $177.7 million from the General Partner’s issuance of its Series M Cumulative Redeemable Preferred Shares, we had no new preferred equity issuances in the same period in 2007.

•                  We increased net borrowings on our $1.0 billion line of credit by $13.0 million and $125.0 million for the three months ended March 31, 2007 and 2006, respectively.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). At March 31, 2007, the fair value of these swaps was approximately $10.0 million in an asset position as the effective rates of the swaps were lower than current interest rates at March 31, 2007.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The adoption of FIN 48 did not have a material impact, with an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income, on our financial position or results of operations primarily due to the General Partner’s tax status as a REIT. Our uncertain tax positions are immaterial both individually and in the aggregate.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact the adoption of this statement will have on the Partnership.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  Management is currently evaluating the impact the adoption of this SFAS 159 will have on the Partnership.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity (a “VIE”, as defined by FIN 46(R)) and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents approximately 7% of our total assets as of March 31, 2007.

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

We carried out an evaluation, under the supervision and with the participation of management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the foregoing, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2007, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 1A.   Risk Factors

In addition to the other information set forth in this Report, you should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial conditions and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

c) Issuer Purchases of Equity Securities

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended March 31, 2007:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased(1)	Paid per Share	Programs	Programs(2)
January	24,820	$43.42	24,820
February	62,633	$45.91	62,633
March	4,935	$43.99	4,935

Total	92,388	$45.14	92,388

(1) Includes 28,663 common shares of the General Partner repurchased under its Employee Stock Purchase Plan and 63,725 shares of the General Partner swapped to pay the exercise price of stock options.

(2) The number of common shares of the General Partner that may yet be repurchased in the open market to fund shares purchased under its Employee Stock Purchase Plan, as amended, was 114,043 as of March 31, 2007. The approximate dollar value of common shares of the General Partner that may yet be repurchased under the General Partner’s Repurchase Program was $361.0 million as of March 31, 2007.

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

Item 6.   Exhibits

(a)             Exhibits

3.1  Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(i)  Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on July 16, 1999, File No. 000-20625, and incorporated herein by this reference).

3.2(ii)  Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.3 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(iii)  Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.4 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(iv)  Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.5 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(v)  Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.6 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(vi)  Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.7 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(vii)  Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.8 to the General Partner’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(viii)  Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on February 6, 2006, File No. 000-20625, and incorporated herein by this reference).

3.2(ix)        Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on July 5, 2006, and incorporated herein by this reference).

10.1  Form of Letter Agreement Regarding Executive Severance, between the General Partner and Samuel J. O’Briant and Kevin O. Rogus (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2005, and incorporated herein by this reference).

11.1                   Statement Regarding Computation of Earnings. **

12.1                   Ratio of Earnings to Combined Fixed Charges and Preferred Stock Distributions.*

12.2                   Ratio of Earnings to Debt Service.*

31.1                     Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2                     Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1                     Section 1350 Certification of the General Partner’s Chief Executive Officer.*

32.2                     Section 1350 Certification of the General Partner’s Chief Financial Officer.*

* Filed herewith.

** Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 6 to the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: May 11, 2007	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer
of the General Partner