Form 10-Q
period 2007-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2007-08-13
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2007
Common Units, $.01 par value per unit	146,715,946 units

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Real estate investments:
Land and improvements	$773,469	$844,091
Buildings and tenant improvements	4,300,028	4,211,602
Construction in progress	559,177	359,765
Investments in and advances to unconsolidated companies	537,547	628,323
Land held for development	797,983	737,752
	6,968,204	6,781,533
Accumulated depreciation	(883,601)	(867,079)

Net real estate investments	6,084,603	5,914,454

Real estate investments and other assets held for sale	374,573	512,925

Cash and cash equivalents	45,021	68,154
Accounts receivable, net of allowance of $1,565 and $1,088	19,921	24,118
Straight-line rent receivable, net of allowance of $1,962 and $1,915	107,408	105,319
Receivables on construction contracts, including retentions	48,911	64,768
Deferred financing costs, net of accumulated amortization of $24,804 and $19,492	56,984	62,277
Deferred leasing and other costs, net of accumulated amortization of $134,041 and $127,155	332,889	311,553
Escrow deposits and other assets	232,146	174,636
	$7,302,456	$7,238,204
LIABILITIES AND PARTNERS’ EQUITY
Indebtedness:
Secured debt	$495,551	$515,192
Unsecured notes	3,143,351	3,129,653
Unsecured line of credit	440,000	317,000
	4,078,902	3,961,845
Liabilities of properties held for sale	40,375	155,185

Construction payables and amounts due subcontractors, including retentions	126,397	136,508
Accrued expenses:
Real estate taxes	70,629	59,273
Interest	52,259	52,106
Other	35,772	62,078
Other liabilities	135,589	119,765
Tenant security deposits and prepaid rents	33,353	31,121
Total liabilities	4,573,276	4,577,881

Minority interest	1,141	1,080

Partners’ equity:
General Partner
Common equity	1,725,736	1,625,958
Preferred equity (liquidation preferences of $876,250)	876,250	876,250
	2,601,986	2,502,208
Limited Partners’ common equity	109,269	151,600
Accumulated other comprehensive income	16,784	5,435
Total Partners’ equity	2,728,039	2,659,243
	$7,302,456	$7,238,204

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$189,705	$185,574	$388,008	$360,816
Equity in earnings of unconsolidated companies	7,949	9,696	15,640	17,955
	197,654	195,270	403,648	378,771
Operating expenses:
Rental expenses	41,036	40,945	88,625	82,298
Real estate taxes	24,148	22,132	48,519	42,855
Interest expense	39,207	42,192	82,444	77,540
Depreciation and amortization	65,943	59,405	130,984	114,300
	170,334	164,674	350,572	316,993
Earnings from continuing rental operations	27,320	30,596	53,076	61,778
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	63,561	54,061	117,718	123,610
General contractor costs	(55,990)	(48,798)	(104,678)	(113,006)
Net general contractor revenue	7,571	5,263	13,040	10,604
Service fee revenue	7,655	4,430	14,052	8,848
Gain on sale of service operations properties	6,813	25	9,677	272
Total revenue	22,039	9,718	36,769	19,724
Operating expenses	10,021	6,242	17,817	11,798
Earnings from service operations	12,018	3,476	18,952	7,926
General and administrative expense	(10,606)	(6,953)	(24,065)	(20,882)
Operating income	28,732	27,119	47,963	48,822
OTHER INCOME (EXPENSE)
Interest and other income, net	2,566	1,952	4,984	3,932
Earnings from sale of land, net of impairment adjustment	2,411	554	16,408	2,445
Other minority interest in earnings of subsidiaries	(36)	(73)	(51)	(175)
Income from continuing operations	33,673	29,552	69,304	55,024
Discontinued operations:
Net income from discontinued operations	917	6,271	2,265	8,346
Gain on sale of properties	20,361	1,500	72,081	2,004
Income from discontinued operations	21,278	7,771	74,346	10,350
Net income	54,951	37,323	143,650	65,374
Dividends on Preferred Units	(15,226)	(13,255)	(30,452)	(25,967)
Adjustments for redemption of Preferred Units	—	—	—	(2,633)
Net income available for common unitholders	$39,725	$24,068	$113,198	$36,774
Basic net income per Common Unit:
Continuing operations	$.13	$.11	$.26	$.18
Discontinued operations	.14	.05	.51	.07
Total	$.27	$.16	$.77	$.25
Diluted net income per Common Unit:
Continuing operations	$.13	$.11	$.26	$.18
Discontinued operations	.14	.05	.50	.07
Total	$.27	$.16	$.76	$.25
Weighted average number of Common Units outstanding	146,703	148,273	146,628	148,224
Weighted average number of Common Units and potential dilutive common equivalents	148,129	149,364	148,170	149,273

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$143,650	$65,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	105,114	103,658
Amortization of deferred leasing and other costs	31,032	22,091
Amortization of deferred financing costs	5,440	3,818
Minority interest in earnings	51	175
Straight-line rent adjustment	(9,592)	(10,207)
Earnings from land and depreciated property sales	(88,489)	(4,449)
Build-for-sale operations, net	(123,267)	(93,673)
Construction contracts, net	8,687	(3,878)
Other accrued revenues and expenses, net	6,680	12,744
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	2,159	(11,520)
Net cash provided by operating activities	81,465	84,133

Cash flows from investing activities:
Development of real estate investments	(186,940)	(167,746)
Acquisition of real estate investments and related intangible assets	(79,661)	(675,723)
Acquisition of land held for development	(125,908)	(284,609)
Recurring tenant improvements	(22,941)	(25,272)
Recurring leasing costs	(14,872)	(6,217)
Recurring building improvements	(2,373)	(3,146)
Other deferred leasing costs	(10,784)	(23,349)
Other deferred costs and other assets	(2,522)	(20,134)
Proceeds from land and depreciated property sales, net	269,434	29,686
Capital distributions from unconsolidated companies	195,427	21,238
Repayments from (advances to) unconsolidated companies	(69,350)	5,321
Net cash used for investing activities	(50,490)	(1,149,951)
Cash flows from financing activities:
Payments for repurchases of Common Units	—	(11,883)
Proceeds from issuance of the General Partner’s stock options	136	5,607
Proceeds from issuance of Preferred Units, net	—	283,994
Payments for redemption of Preferred Units	—	(75,000)
Proceeds from unsecured debt issuance	13,824	150,000
Payments on unsecured debt	—	(100,000)
Proceeds from issuance of secured debt	—	710,450
Payments on secured indebtedness including principal amortization	(19,804)	(19,449)
Borrowings on line of credit, net	123,000	287,000
Distributions to common unitholders	(139,389)	(139,716)
Distributions to preferred unitholders	(30,452)	(25,967)
Distributions to minority interest, net	—	(71)
Deferred financing costs	(1,423)	(19,034)
Net cash provided by (used for) financing activities	(54,108)	1,045,931
Net decrease in cash and cash equivalents	(23,133)	(19,887)

Cash and cash equivalents at beginning of period	68,154	26,858
Cash and cash equivalents at end of period	$45,021	$6,971
Other non-cash items:
Assumption of secured debt for real estate acquisitions	$—	$206,020
Conversion of Limited Partner Units to common shares of the General Partner	$66,635	$3,047
Contribution of real estate investments to, net of debt assumed by, unconsolidated companies	$125,353	$36,557
Issuance of Limited Partner Units for acquisition	$11,020	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMI TE D PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2007
(in thousands, except per unit data)
(Unaudited)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total
Balance at December 31, 2006	$1,625,958	$876,250	$151,600	$5,435	$2,659,243

Effect of implementing new accounting principle	(1,717)	—	—	—	(1,717)

Balance at January 1, 2007	$1,624,241	$876,250	$151,600	$5,435	$2,657,526

Comprehensive income:

Net income	105,639	30,452	7,559	—	143,650

Gains on derivative instruments	—	—	—	11,349	11,349

Comprehensive income					154,999

Acquisition of Partnership interest for common stock of General Partner	118,239	—	(51,604)	—	66,635

Unit Issuance	—	—	11,020	—	11,020

Stock based compensation plan activity	7,700	—	—	—	7,700

Distributions to Preferred Unitholders	—	(30,452)	—	—	(30,452)

Distributions to Partners ($.95 per Common Unit)	(130,083)	—	(9,306)	—	(139,389)

Balance at June 30, 2007	$1,725,736	$876,250	$109,269	$16,784	$2,728,039

Common Units outstanding at June 30, 2007	136,942		9,771		146,713

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                     General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit (except for the Balance Sheet as of December 31, 2006). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. The General Partner qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 93.3% of the common partnership interests as of June 30, 2007 (“General Partner Units”). The remaining 6.7% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period or, under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (as defined below) through Duke Realty Services, LLC,Duke Realty Services Limited Partnership and Duke Construction Limited Partnership,. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.                                      Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

3.                                      Acquisitions

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

Approximately $39.1 million of the total purchase price is allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and its in-place workforce. The results of operations for Bremner since the date of acquisition have been included in continuing operations in our consolidated financial statements.

4.                                      Indebtedness

We had an unsecured line of credit available as of June 30, 2007, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at June 30, 2007
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$440,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of June 30, 2007 range from LIBOR +.16% to LIBOR +.525% (equal to 5.480% and 5.845% as of June 30, 2007).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of June 30, 2007, we were in compliance with all covenants under our line of credit.

5.                                      Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2007 and 2006, we received management fees of $3.3 million and $2.2 million, leasing fees of $1.4 million and $1.6 million and construction and development fees of $6.5 million and $3.2 million, respectively, from these companies.  These fees approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per Common Unit for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic and diluted net income available for common unitholders	$39,725	$24,068	$113,198	$36,774

Weighted average number of Common Units outstanding	146,703	148,273	146,628	148,224
Dilutive units for stock-based compensation plans(1)	1,426	1,091	1,542	1,049
Weighted average number of Common Units and potential dilutive common equivalents	148,129	149,364	148,170	149,273

(1)                                  Excludes the effect of outstanding stock options, as well as Exchangeable Senior Notes (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the three and six-month periods ended June 30, 2007 and 2006.  Additionally, a partner in one of our unconsolidated joint ventures has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares.  The effect of this option on earnings per unit is anti-dilutive for the three and six-month periods ended June 30, 2007 and 2006.

7.                                      Segment Reporting

We are engaged in three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments (collectively, “Rental Operations”). The third reportable segment consists of our build-to-suit for sale operations and providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

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

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies and other insignificant rental operations such as retail and medical office properties. Segment FFO information (FFO is defined below) is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets, including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Rental Operations:
Office	$129,490	$133,597	$269,028	$260,678
Industrial	54,140	48,227	108,840	93,739
Service Operations	22,039	9,718	36,769	19,724
Total Segment Revenues	205,669	191,542	414,637	374,141
Non-Segment Revenue	14,024	13,446	25,780	24,354
Consolidated Revenue from continuing operations	$219,693	$204,988	$440,417	$398,495
Discontinued Operations	10,152	22,738	25,041	42,102
Consolidated Revenue	$229,845	$227,726	$465,458	$440,597
Funds From Operations
Rental Operations:
Office	$80,133	$83,037	$164,120	$161,291
Industrial	42,505	37,274	83,615	71,020
Services Operations	12,018	3,476	18,952	7,926
Total Segment FFO	134,656	123,787	266,687	240,237
Non-Segment FFO:
Interest expense	(39,207)	(42,192)	(82,444)	(77,540)
Interest and other income, net	2,566	1,952	4,984	3,932
General and administrative expense	(10,606)	(6,953)	(24,065)	(20,882)
Gain on land sales, net of impairment	2,411	554	16,408	2,445
Other non-segment income	1,882	2,155	3,129	3,321
Minority interest	(36)	(73)	(51)	(175)

Joint venture FFO	13,689	8,721	24,387	18,719
Dividends on Preferred Units	(15,226)	(13,255)	(30,452)	(25,967)
Adjustment for redemption of Preferred Units	—	—	—	(2,633)
Discontinued operations	3,381	12,033	7,427	19,795
Consolidated basic FFO	$93,510	$86,729	$186,010	$161,252
Depreciation and amortization on continuing operations	(65,943)	(59,405)	(130,984)	(114,300)
Depreciation and amortization on discontinued operations	(2,464)	(5,762)	(5,162)	(11,449)
Partnership’s share of joint venture adjustments	(5,610)	(4,425)	(10,578)	(9,127)
Earnings from depreciated property sales on discontinued operations	20,361	1,531	72,081	2,036
Earnings from depreciated property sales- share of joint venture	(129)	5,400	1,831	8,362

Net income available for common unitholders	$39,725	$24,068	$113,198	$36,774

The assets for each of the reportable segments as of June 30, 2007 and December 31, 2006, respectively, are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Assets
Rental Operations:
Office	$3,768,044	$4,061,806
Industrial	2,012,178	1,942,992
Service Operations	441,401	301,886
Total Segment Assets	6,221,623	6,306,684
Non-Segment Assets	1,080,833	931,520
Consolidated Assets	$7,302,456	$7,238,204

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the six months ended June 30, 2007 and 2006, respectively  (in thousands):

	Six Months Ended June 30,
	2007	2006
Recurring Capital Expenditures
Office	$33,647	$24,632
Industrial	6,386	9,685
Non-segment	153	318
Total	$40,186	$34,635

8.             Discontinued Operations

We classified the operations of 66 buildings as discontinued operations as of June 30, 2007. These 66 buildings consist of 31 industrial and 35 office properties. Of these properties, 15 were sold during the first six months of 2007, 21 were sold during 2006 and 30 operating properties are classified as held-for-sale at June 30, 2007.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Operations:
Revenues	$10,152	$22,738	$25,041	$42,102
Expenses:
Operating	4,005	6,822	10,855	14,782
Interest	2,754	3,861	6,735	7,474
Depreciation and Amortization	2,464	5,762	5,162	11,449
General and Administrative	12	22	24	51
Income from discontinued operations, before gain on sales	917	6,271	2,265	8,346
Gain on sale of property	20,361	1,500	72,081	2,004

Income from discontinued operations	$21,278	$7,771	$74,346	$10,350

At June 30, 2007, we classified 30 properties as held-for-sale and included in discontinued operations. Additionally, we have classified 14 in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial. The following table illustrates the aggregate balance sheet of the aforementioned properties included in discontinued operations, as well as the 14 held-for-sale properties whose results are included in continuing operations, at June 30, 2007 (in thousands):

	Properties	Properties
	Included in	Included in	Total
	Discontinued	Continuing	Held-for-Sale
	Operations	Operations	Properties
Balance Sheet:
Real estate investments, net	$187,582	$157,625	$345,207
Other assets	13,836	15,530	29,366
Total assets	$201,418	$173,155	$374,573

Accrued expenses	$4,272	$1,167	$5,439
Other liabilities	1,574	7,517	9,091
Secured debt	—	25,845	25,845
Total liabilities held-for-sale	$5,846	$34,529	$40,375

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

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting, with any change in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). At June 30, 2007, the fair value of these swaps was approximately $21.2 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2007.  The ineffective portion of the hedge was insignificant.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

10.                               Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

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

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Partnership.

11.                               Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following dividends at its July 27, 2007, regularly scheduled board meeting:

	Quarterly
Class	Amount/Unit	Record Date	Payment Date
Common	$0.48	August 14, 2007	August 31, 2007
Preferred (per depositary unit):
Series B	$0.998750	September 14, 2007	September 28, 2007
Series J	$0.414063	August 17, 2007	August 31, 2007
Series K	$0.406250	August 17, 2007	August 31, 2007
Series L	$0.412500	August 17, 2007	August 31, 2007
Series M	$0.434375	September 14, 2007	September 28, 2007
Series N	$0.453125	September 14, 2007	September 28, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Report, including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                 Changes in general economic and business conditions, including the performance of financial markets;

•                 The General Partner’s continued qualification as a real estate investment trust, or “REIT”, for U.S. federal income tax purposes;

•                 Heightened competition for tenants and potential decreases in property occupancy;

•                 Potential increases in real estate construction costs;

•                 Potential changes in the financial markets and interest rates;

•                 Our continuing ability to raise funds on favorable terms through the issuance of debt and equity in the capital markets;

•                 Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•                 Our ability to successfully dispose of properties on terms that are favorable to us;

•                 Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                 Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed with the SEC on March 13, 2007, and is updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as required by law.

Business Overview

We are a limited partnership formed under the laws of the State of Indiana in 1993.  We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners.  We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. As of June 30, 2007, we:

•                 Owned or jointly controlled 726 industrial, office and retail properties (including properties under development), consisting of approximately 116.9 million square feet; and

•                 Owned or jointly controlled approximately 7,500 acres of land with an estimated future development potential of more than 111 million square feet of industrial, office and retail properties.

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

Approximately $39.1 million of the total purchase price is allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and its in-place workforce.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office and industrial properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures.

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell) as of June 30, 2007 and 2006, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2007	2006	2007	2006	2007	2006
Industrial	75,699	73,691	69.7%	69.4%	94.5%	93.3%
Office	31,479	31,934	29.0%	30.0%	92.1%	90.4%
Other	1,378	684	1.3%	0.6%	87.3%	99.3%
Total	108,556	106,309	100.0%	100.0%	93.7%	92.5%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule by property type as of June 30, 2007. The table indicates square footage and annualized net effective rents (based on June 2007 rental revenue) under expiring leases (in thousands, except percentage data):

	Total
	Portfolio			Industrial		Office		Other
Year of	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2007	4,736	$25,482	4%	3,755	$13,656	933	$11,199	48	$627
2008	13,235	76,449	11%	10,155	38,135	3,052	37,915	28	399
2009	11,680	76,430	11%	8,380	33,991	3,236	41,848	64	591
2010	12,506	97,093	14%	8,295	37,672	4,198	59,234	13	187
2011	13,505	85,423	12%	10,053	38,624	3,360	45,364	92	1,435
2012	10,193	71,914	10%	6,877	27,135	3,272	43,925	44	854
2013	7,769	68,999	10%	4,168	18,133	3,551	50,110	50	756
2014	6,183	36,553	5%	4,719	17,113	1,431	18,930	33	510
2015	7,243	55,437	8%	5,071	19,706	2,172	35,731	—	—
2016	3,889	27,304	4%	2,723	9,728	918	14,438	248	3,138
2017 and Thereafter	10,810	80,503	11%	7,350	30,736	2,877	43,134	583	6,633
Total Leased	101,749	$701,587	100%	71,546	$284,629	29,000	$401,828	1,203	$15,130

Total Portfolio Square Feet	108,556			75,699		31,479		1,378
Percent Occupied	93.7%			94.5%		92.1%		87.3%

Note:  Excludes buildings that are in the held-for-sale portfolio.

We renewed 85.2% and 84.0% of our leases up for renewal in the three and six months ended June 30, 2007, totaling approximately 3.7 million and 5.6 million square feet, respectively. This compares to renewals of 80.9% and 78.6% for the three and six months ended June 30, 2006, totaling approximately 1.9 million and 3.8 million square feet, respectively. We attained 3.7% and 4.2% growth in net effective rents on these renewals in the three and six months ended June 30, 2007, respectively.

The average term of renewals for the three and six months ended June 30, 2007 was 4.8 and 4.4 years, respectively, compared to an average term of 4.0 and 3.5 years for the three and six months ended June 30, 2006, respectively.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations growth as they are placed in service. We had 12.7 million square feet of property under development with total estimated costs of $1.2 billion at June 30, 2007 compared to 8.7 million square feet with total costs of $772.9 million at June 30, 2006.

The following table summarizes our properties under development as of June 30, 2007 (in thousands, except percentage data):

			Total
Anticipated In-Service Date	Square Feet	Percent Leased	Estimated Project Costs	Anticipated Stabilized Return
Held-for-Rental Buildings:
3rd Quarter 2007	2,724	5%	$189,028	9.4%
4th Quarter 2007	3,102	17%	231,639	9.4%
1st Quarter 2008	1,934	25%	106,956	9.4%
Thereafter	567	50%	94,108	9.3%
	8,327	17%	$621,731	9.4%
Service Operations Buildings:
3rdQuarter 2007	2,353	64%	$277,704	8.3%
4th Quarter 2007	1,431	48%	216,932	8.2%
1st Quarter 2008	304	0%	18,743	9.1%
Thereafter	240	47%	47,874	8.3%
	4,328	53%	$561,253	8.3%
Total	12,655	30%	$1,182,984	8.9%

Acquisition and Disposition Activity: We continued to selectively dispose of non-strategic properties during the six months ended June 30, 2007.  Gross sales proceeds related to the dispositions of wholly owned held-for-rental properties were $213.0 million for the six months ended June 30, 2007, which included the disposition of a portfolio of eight office properties in the Cleveland market.  Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have a less than 100% interest, totaled $5.1 million for the six months ended June 30, 2007. For the six months ended June 30, 2006, proceeds from the disposition of wholly owned held-for-rental properties totaled $25.3 million, as well as proceeds of $72.6 million for our share of property sales from unconsolidated joint ventures. Dispositions of wholly owned properties developed for sale rather than rental resulted in $78.3 million in proceeds for the six months ended June 30, 2007, and no dispositions of wholly owned properties developed for sale took place in the six months ended June 30, 2006.

For the six months ended June 30, 2007, in addition to the acquisition of Bremner, we acquired $46.1 million of income producing properties and also acquired $125.9 million of undeveloped land, compared to acquisitions of $886.3 million of income producing properties and $284.2 million of undeveloped land in the six months ended June 30, 2006.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”). FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measure of other companies.

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

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income available for common unitholders	$39,725	$24,068	$113,198	$36,774
Adjustments:
Depreciation and amortization	68,407	65,167	136,146	125,749
Partnership’s share of joint venture depreciation and amortization	5,610	4,425	10,578	9,127
Earnings from depreciable property sales—wholly owned	(20,361)	(1,531)	(72,081)	(2,036)
Earnings from depreciable property sales—share of joint venture	129	(5,400)	(1,831)	(8,362)

Funds From Operations	$93,510	$86,729	$186,010	$161,252

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental Operations revenue from Continuing Operations	$197,654	$195,270	$403,648	$378,771
Service Operations revenues from Continuing Operations	22,039	9,718	36,769	19,724
Earnings from Continuing Rental Operations	27,320	30,596	53,076	61,778
Earnings from Continuing Service Operations	12,018	3,476	18,952	7,926
Operating income	28,732	27,119	47,963	48,822
Net income available for common unitholders	39,725	24,068	113,198	36,774
Weighted average Common Units outstanding	146,703	148,273	146,628	148,224
Weighted average Common Units and potential dilutive common equivalents	148,129	149,364	148,170	149,273
Basic income per Common Unit:
Continuing operations	$.13	$.11	$.26	$.18
Discontinued operations	$.14	$ . 05	$.51	$.07
Diluted income per Common Unit:
Continuing operations	$.13	$.11	$.26	$.18
Discontinued operations	$.14	$.05	$.50	$.07

Number of in-service properties at end of period	692	711	692	711
In-service square footage at end of period	108,556	106,309	108,556	106,309

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $185.6 million for the quarter ended June 30, 2006 to $189.7 million for the same period in 2007. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the three months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Income
Office	$129,490	$133,597
Industrial	54,140	48,227
Non-segment	6,075	3,750
Total	$189,705	$185,574

The following factors contributed to these results:

•                  Lease termination fees decreased from $6.1 million in the second quarter of 2006 to $1.8 million in the second quarter of 2007.

•                  We acquired 35 properties and placed 34 developments in service from January 1, 2006 to June 30, 2007that provided incremental revenues of $11.1 million in the second quarter of 2007, as compared to the same period in 2006.

•                  We acquired an additional 30 properties in the first six months of 2006 and later contributed them to an unconsolidated joint venture, resulting in a $13.7 million reduction in revenues in the second quarter of 2007, as compared to the same period in 2006. Of these properties, 23 were contributed in the fourth quarter of 2006 and seven were contributed in the second quarter of 2007.

•                  The remaining net increase in rental revenues in the second quarter of 2007 is primarily the result of an increase in average occupancy from the second quarter of 2006 as well as an increase in revenue from reimbursable rental expenses.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	$33,511	$35,632
Industrial	5,259	5,164
Non-segment	2,266	149
Total	$41,036	$40,945

Real Estate Taxes:
Office	$15,846	$14,927
Industrial	6,375	5,790
Non-segment	1,927	1,415
Total	$24,148	$22,132

The overall $91,000 increase in rental expenses was driven by the offsetting effects of an increase in rental expenses of $1.8 million from properties acquired and developments placed in service from January 1, 2006 to June 30, 2007 and a reduction in rental expenses resulting from the contribution of 30 properties to an unconsolidated joint venture.

Of the overall $2.0 million increase in real estate taxes, $1.3 million was attributable to properties acquired and developments placed in service from January 1, 2006 to June 30, 2007. The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in some of our markets.

Interest Expense

Interest expense decreased from $42.2 million in the second quarter of 2006 to $39.2 million in the second quarter of 2007 primarily as a result of a decrease in borrowings on our unsecured line of credit, in addition to assigning secured debt to unconsolidated companies on property that was contributed to those entities during the quarter. This was offset to an extent by borrowings that occurred in the last half of 2006, including $575.0 million of exchangeable senior notes issued in November 2006 and $319.0 million of secured debt issued in November 2006. These increased borrowings were used mainly to fund acquisitions and development.

Depreciation and Amortization

Depreciation and amortization expense increased from $59.4 million during the second quarter of 2006 to $65.9 million for the same period in 2007 due to increases in our held-for-rental asset base from acquisitions and developments during 2006 and 2007.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $3.5 million for the three months ended June 30, 2006 to $12.0 million for the three months ended June 30, 2007, primarily as a result of gains on the sale of three properties totaling $6.6 million in the three months ended June 30, 2007, compared to no such sales during the same period in 2006.

General and Administrative Expense

General and administrative expenses increased from $7.0 million for the three months ended June 30, 2006 to $10.6 million for the same period in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses.  The overall increase in general and administrative expenses is a result of an increase in the overall pool of overhead costs necessitated by our overall growth, offset in part by an increase in the amount of overhead allocated to other areas in 2007, primarily construction and leasing due to increases in wholly-owned and third-party activity in these areas.

Other Income and Expenses

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the three months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Gain on land sales	$2,411	$862
Impairment adjustment for land	—	(308)
Total	$2,411	$554

We sold seven parcels of undeveloped land in the second quarter of 2007 with overall higher margins than the four land sales in the second quarter of 2006.

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

We classified the operations of 66 buildings as discontinued operations as of June 30, 2007. These 66 buildings consist of 31 industrial and 35 office properties. As a result, we classified net income from operations of $917,000 and $6.3 million as net income from discontinued operations for each of the three months ended June 30, 2007 and 2006, respectively.

Of these properties, five were sold during the second quarter of 2007 and three were sold during the second quarter of 2006. The gains on disposal of these properties of $20.4 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, are also reported in discontinued operations.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $360.8 million for the six months ended June 30, 2006 to $388.0 million for the same period in 2007. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Income
Office	$269,028	$260,678
Industrial	108,840	93,739
Non-segment	10,140	6,399
Total	$388,008	$360,816

The following factors contributed to these results:

•                  Lease termination fees decreased from $10.2 million for the first six months of 2006 to $5.2 million for the same period in 2007.

•                  We acquired 35 properties and placed 34 developments in service from January 1, 2006 to June 30, 2007 that provided incremental revenues of $24.5 million for the first six months of 2007, as compared to the same period in 2006.

•                  We acquired an additional 30 properties in the first six months of 2006 and later contributed them to an unconsolidated joint venture, resulting in an $11.6 million reduction in revenues for the six months ended June 30, 2007, as compared to the same period in 2006. Of these properties, 23 were contributed in the fourth quarter of 2006 and seven were contributed in the second quarter of 2007.

•                  The remaining increase in rental revenues from the first six months of 2006 is primarily the result of an increase in average occupancy from the first six months of 2006 as well as an increase in revenues from reimbursable rental expenses.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	$72,520	$70,273
Industrial	12,588	11,720
Non-segment	3,517	305
Total	$88,625	$82,298

Real Estate Taxes:
Office	$32,388	$29,112
Industrial	12,637	11,001
Non-segment	3,494	2,742
Total	$48,519	$42,855

Of the overall $6.3 million increase in rental expenses, $4.0 million was attributable to properties acquired and developments placed in service from January 1, 2006 to June 30, 2007. This increase was slightly offset by a reduction in rental expenses of $1.7 million resulting from the contribution of 30 properties to an unconsolidated joint venture. Inclement weather conditions in the first quarter of 2007 and normal inflationary factors triggered the remaining increase in rental expenses.

Of the overall $5.7 million increase in real estate taxes, $2.6 million was attributable to properties acquired and developments placed in service from January 1, 2006 to June 30, 2007. The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in some of our markets.

Interest Expense

Interest expense increased from $77.5 million for the first six months ended June 30, 2006 to $82.4 million for the same period in 2007 primarily due to borrowings that occurred in the last half of 2006, including $575.0 million of exchangeable senior notes issued in November 2006 and $319.0 million of secured debt issued in November 2006. These increased borrowings were used mainly to fund acquisitions and development.

Depreciation and Amortization

Depreciation and amortization expense increased from $114.3 million for the first half of 2006 to $131.0 million for the same period in 2007 due to increases in the held-for-rental asset base from acquisitions and developments during 2006 and 2007.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $7.9 million for the six months ended June 30, 2006 to $19.0 million for the six months ended June 30, 2007, primarily as a result of gains on the sale of five properties totaling $9.7 million in the six months ended June 30, 2007 compared to no such sales during the six months ended June 30, 2006.

General and Administrative Expense

General and administrative expenses increased from $20.9 million for the six months ended June 30, 2006 to $24.1 million for the same period in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relation expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. The overall increase in general and administrative expenses is a result of an increase in the overall pool of overhead costs necessitated by our overall growth, offset in part by an increase in the amount of overhead allocated to other areas in 2007, primarily construction and leasing due to increases in wholly-owned and third-party activity in these areas.

Other Income and Expenses

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Gain on land sales	$16,503	$2,753
Impairment adjustment for land	(95)	(308)
Total	$16,408	$2,445

We sold 13 parcels of undeveloped land in the first six months of 2007 with overall higher margins than the nine land sales in the first six months of 2006. In addition, we recognized a deferred gain of approximately $1.7 million in the first quarter of 2007 on a property sold during 2006.

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

We classified the operations of 66 buildings as discontinued operations as of June 30, 2007. These 66 buildings consist of 31 industrial and 35 office properties. As a result, we classified net income from operations of $2.3 million and $8.3 million as net income from discontinued operations for the six months ended June 30, 2007 and 2006, respectively.

Of these properties, 15 were sold during the first six months of 2007 and five were sold during the first six months of 2006. The gains on disposal of these properties of $72.1 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to continue to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

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

We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, Preferred Unit redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•            issuance of additional General Partner equity, including common and preferred shares;

•            issuance of additional debt securities, including convertible debt instruments;

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

Credit Facilities

We had an unsecured line of credit available as of June 30, 2007, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at June 30, 2007
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR +.525%	$440,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of June 30, 2007 range from LIBOR + .16% to LIBOR + .525% (equal to 5.480% and 5.845% as of June 30, 2007).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of June 30, 2007, we were in compliance with all financial covenants under our line of credit.

Debt and Equity Securities

At June 30, 2007, we had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt securities (including guarantees thereof). From time to time, we and the General Partner expect to issue additional securities under this new automatic registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2007.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Tenant improvements	$22,941	$25,272
Leasing costs	14,872	6,217
Building improvements	2,373	3,146
Totals	$40,186	$34,635

Debt Maturities

Debt outstanding at June 30, 2007 totaled $4.1 billion with a weighted average interest rate of 5.74% maturing at various dates through 2028. We had $3.1 billion of unsecured debt, $440.0 million outstanding on our unsecured line of credit and approximately $521.4 million of secured debt outstanding at June 30, 2007. Scheduled principal amortization and maturities of such debt totaled $5.0 million for the six months ended June 30, 2007.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2007 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2007	5,648	200,000	205,648	5.57%
2008	10,264	287,289	297,553	5.11%
2009	9,833	275,000	284,833	7.37%
2010	9,457	615,000	624,457	5.67%
2011	9,339	1,012,139	1,021,478	5.10%
2012	7,110	201,216	208,326	5.89%
2013	6,929	150,000	156,929	4.71%
2014	6,669	294,534	301,203	6.44%
2015	4,276	—	4,276	6.16%
2016	4,351	468,976	473,327	6.17%
2017	3,666	450,000	453,666	5.95%
Thereafter	23,051	50,000	73,051	6.80%
	$100,593	$4,004,154	$4,104,747	5.74%

Historical Cash Flows

Cash and cash equivalents were $45.0 million and $7.0 million at June 30, 2007 and 2006, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2007	2006
Net Cash Provided by Operating Activities	$81.5	$84.1

Net Cash Used for Investing Activities	$(50.5)	$(1,150.0)

Net Cash Provided by (used for) Financing Activities	$(54.1)	$1,045.9

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operation activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity.  Highlights of such activity are as follows:

•                  During the six month period ended June 30, 2007, we incurred Service Operations buildings development costs of $188.8 million, compared to $93.9 million for the same period ended June 30, 2006. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of June 30, 2007 has anticipated total costs upon completion of $561.3 million.

•                  We had no Service Operation sales in the first six months of 2006. We sold five Service Operations buildings in the first six months of 2007, receiving net proceeds of $76.6 million and recognized pre-tax gains of $9.2 million.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•                  Development costs increased to $186.9 million for the six-month period ended June 30, 2007 from  $167.7 million for the same period in 2006 as a result of an increase in development activity in 2007.

•                  During the first six months of 2007, we paid cash of $81.1 million for real estate acquisitions, including $36.1 million for the Bremner acquisition (with the remaining $11.0 million paid through the issuance of units of the Partnership) and $125.9 million for undeveloped land acquisitions compared to $675.7 million in real estate acquisitions and $284.6 million in acquisitions of undeveloped land in the same period in 2006. The most significant activity in the first six months of 2006 consisted of the purchase of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $865.6 million (of which $713.8 million was paid in cash) and the purchase of the majority of a portfolio of industrial properties in Savannah, Georgia for $178.1 million (of which $119.3 million was paid in cash).

•                  Sales of land and depreciated property provided $269.4 million in net proceeds for the period ended June 30, 2007, compared to $29.7 million for the same period in 2006. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•                  We received financing distributions (as a result of the sale of properties or recapitalization) of $195.4 million from unconsolidated companies for the six-month period ended June 30, 2007, compared to $21.2 million for the same period in 2006.

Financing Activities

The overall decline in cash provided by (used for) financing activities is a result of the short-term financing that was required for the significant acquisitions in the first quarter of 2006.  Specifically, the following items highlight major fluctuations in net cash flow related to financing activities in the first quarter of 2007 compared to the same period in 2006:

•                  We had no significant new borrowings in the first six months of 2007, compared to a $700.0 million secured term loan obtained in the same period in 2006, which was priced at LIBOR +.525% and was paid in full later in 2006.

•                  Similarly, while in the first six months of 2006 we received net proceeds of approximately $177.7 million and $106.3 million, respectively, from the General Partner’s issuances of its Series M and Series N Cumulative Redeemable Preferred Shares, we had no new preferred equity issuances in the same period in 2007.

•                  We increased net borrowings on our $1.0 billion line of credit by $123.0 million and $287.0 million for the six months ended June 30, 2007 and 2006, respectively.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). At June 30, 2007, the fair value of these swaps was approximately $21.2 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2007. The ineffective portion of the hedge was insignificant.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in the fair value of a hypothetical swap.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

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

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Partnership.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if each joint venture is a variable interest entity (a “VIE”, as defined by FIN 46(R)) and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents approximately 7% of our total assets as of June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit, preferred shares and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. For a discussion of the market risk with respect to our outstanding cash flow hedges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Instruments.”

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

(b)  Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2007, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Quarterly Reports on Form 10-Q filed after the date of such Annual Report.  Those risk factors could materially affect our business, financial condition and results of operations.

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended June 30, 2007:

	Total Number of		Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased(1)	Paid per Share	Programs	Programs(2)
April	13,019	$43.49	13,019
May	8,604	$40.63	8,604
June	7,631	$37.77	7,631
Total	29,254	$41.16	29,254

(1)             Includes 20,006 common shares of the General Partner repurchased under its Employee Stock Purchase Plan and 9,248 common shares of the General Partner swapped to pay the exercise price of stock options.

(2)             The number of common shares of the General Partner that may yet be repurchased in the open market to fund common shares purchased under its Employee Stock Purchase Plan, as amended, was 114,043 as of June 30, 2007. The approximate dollar value of common shares of the General Partner that may yet be repurchased under the General Partner’s Repurchase Program was $361.0 million as of June 30, 2007.

Item 3.  Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of our preferred equity.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 25, 2007, the General Partner held its 2007 annual meeting of shareholders (the “Annual Meeting”). The General Partner’s shareholders were asked to take action to (a) elect directors to serve on the board of directors until the General Partner’s annual meeting of shareholders in 2008, and (b) ratify the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2007.

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

NOMINEE	FOR	WITHHELD
Barrington H. Branch	124,560,235	805,557
Geoffrey Button	124,687,763	678,029
William Cavanaugh III	124,842,195	523,597
Ngaire E. Cuneo	123,621,983	1,743,809
Charles R. Eitel	124,571,069	794,723
Dr. R. Glenn Hubbard	123,975,841	1,389,951
Dr. Martin C. Jischke	124,172,089	1,193,703
L. Ben Lytle	124,088,391	1,277,401
William O. McCoy	124,761,969	603,823
Dennis D. Oklak	124,660,136	705,656
Jack R. Shaw	124,861,294	504,498
Robert J. Woodward, Jr.	124,866,049	499,743

The holders of 124,866,926 shares of the General Partner’s common stock voted FOR the ratification of the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2007, the holders of 295,239 shares voted AGAINST such appointment, and the holders of 203,627 shares ABSTAINED from voting on such matters. As a result, this proposal was approved.

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

3.2(x)        Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, deleting Exhibits A, D, E, F, H and I and de-designating the related series of preferred units.*

11.1           Statement Regarding Computation of Earnings.**

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

31.1           Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2           Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1           Section 1350 Certification of the General Partner’s Chief Executive Officer.*

32.2           Section 1350 Certification of the General Partner’s Chief Financial Officer.*

*                    Filed herewith.

**             Data required by Statement of Financial Accounting Standard No.128, Earnings per Share, is provided in Note 6 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: August 13, 2007	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer
of the General Partner