Form 10-Q
period 2007-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2007-11-05
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐              Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstandingat November 1, 2007
Common Units, $.01 par value per unit	153,857,016 units

DUKE REALTY LIMITED PARTNERSHIP

INDEX

Part I - Financial InformationPage

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Real estate investments:
Land and improvements	$822,436	$844,091
Buildings and tenant improvements	4,493,009	4,211,602
Construction in progress	441,560	359,765
Investments in and advances to unconsolidated companies	551,193	628,323
Land held for development	800,737	737,752
	7,108,935	6,781,533
Accumulated depreciation	(928,024)	(867,079)

Net real estate investments	6,180,911	5,914,454

Real estate investments and other assets held for sale	351,259	512,925

Cash and cash equivalents	17,763	68,154
Accounts receivable, net of allowance of $2,260 and $1,088	22,483	24,118
Straight-line rent receivable, net of allowance of $1,800 and $1,915	110,544	105,319
Receivables on construction contracts, including retentions	60,190	64,768
Deferred financing costs, net of accumulated amortization of $27,543 and $19,492	57,578	62,277
Deferred leasing and other costs, net of accumulated amortization of $146,472 and $127,155	367,729	311,553
Escrow deposits and other assets	247,499	174,636
	$7,415,956	$7,238,204

LIABILITIES AND PARTNERS’ EQUITY
Indebtedness:
Secured debt	$492,538	$515,192
Unsecured notes	3,368,920	3,129,653
Unsecured lines of credit	304,224	317,000
	4,165,682	3,961,845

Liabilities of properties held for sale	37,926	155,185

Construction payables and amounts due subcontractors, including retentions	140,679	136,508
Accrued expenses:
Real estate taxes	88,179	59,273
Interest	37,603	52,106
Other	44,605	62,078
Other liabilities	135,589	119,765
Tenant security deposits and prepaid rents	28,251	31,121
Total liabilities	4,678,514	4,577,881

Minority interest	3,535	1,080

Partners’ equity:
General Partner
Common equity	1,768,788	1,625,958
Preferred equity (liquidation preferences of $876,250)	876,250	876,250
	2,645,038	2,502,208

Limited Partners’ common equity	82,816	151,600
Accumulated other comprehensive income	6,053	5,435
Total Partners’ equity	2,733,907	2,659,243

	$7,415,956	$7,238,204

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30,

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$201,376	$192,563	$588,564	$553,001
Equity in earnings of unconsolidated companies	1,838	3,492	17,478	21,447
	203,214	196,055	606,042	574,448
Operating expenses:
Rental expenses	44,833	41,993	133,417	124,256
Real estate taxes	24,750	21,321	73,223	64,128
Interest expense	42,390	46,825	124,924	124,757
Depreciation and amortization	71,981	59,432	202,854	173,623
	183,954	169,571	534,418	486,764
Earnings from continuing rental operations	19,260	26,484	71,624	87,684
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	77,996	100,314	195,714	223,924
General contractor costs	(66,696)	(93,555)	(171,374)	(206,561)
Net general contractor revenue	11,300	6,759	24,340	17,363
Service fee revenue	7,857	7,866	21,909	16,714
Gain on sale of service operations properties	1,116	7,849	10,793	8,121
Total revenue	20,273	22,474	57,042	42,198
Operating expenses	12,972	11,923	30,789	23,721
Earnings from service operations	7,301	10,551	26,253	18,477
General and administrative expense	(3,847)	(6,760)	(27,912)	(27,642)
Operating income	22,714	30,275	69,965	78,519
OTHER INCOME (EXPENSE)
Interest and other income, net	6,292	4,381	11,276	8,313
Earnings from sale of land, net of impairment adjustment	1,799	2,982	18,207	5,427
Other minority interest in earnings of subsidiaries	(38)	(126)	(89)	(301)
Income from continuing operations	30,767	37,512	99,359	91,958
Discontinued operations:
Net income from discontinued operations	1,851	1,949	4,828	10,875
Gain on sale of properties	39,670	43,735	111,751	45,739
Income from discontinued operations	41,521	45,684	116,579	56,614
Net income	72,288	83,196	215,938	148,572
Dividends on Preferred Units	(15,227)	(15,226)	(45,679)	(41,193)
Adjustments for redemption of Preferred Units	—	—	—	(2,633)
Net income available for common unitholders	$57,061	$67,970	$170,259	$104,746

Basic net income per Common Unit:
Continuing operations	$.11	$.15	$.36	$.33
Discontinued operations	.28	.31	.80	.38
Total	$.39	$.46	$1.16	$.71
Diluted net income per Common Unit:
Continuing operations	$.11	$.15	$.36	$.32
Discontinued operations	.28	.30	.79	.38
Total	$.39	$.45	$1.15	$.70
Weighted average number of Common Units outstanding	146,752	148,328	146,670	148,259
Weighted average number of Common Units and potential dilutive common equivalents	147,651	150,947	147,986	149,472

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30,

(in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$215,938	$148,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	160,987	155,156
Amortization of deferred leasing and other costs	47,235	34,956
Amortization of deferred financing costs	8,518	6,093
Minority interest in earnings	89	301
Straight-line rent adjustment	(13,643)	(15,263)
Earnings from land and depreciated property sales	(129,958)	(46,734)
Build-for-sale operations, net	(167,640)	(163,106)
Construction contracts, net	720	(208)
Other accrued revenues and expenses, net	8,456	(6,422)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	4,166	(4,990)
Net cash provided by operating activities	134,868	108,355

Cash flows from investing activities:
Development of real estate investments	(324,317)	(274,672)
Acquisition of real estate investments and related intangible assets	(80,954)	(735,294)
Acquisition of land held for development	(155,556)	(367,517)
Recurring tenant improvements	(32,987)	(36,300)
Recurring leasing costs	(22,771)	(12,338)
Recurring building improvements	(4,894)	(5,490)
Other deferred leasing costs	(20,562)	(30,918)
Other deferred costs and other assets	(11,139)	718
Proceeds from land and depreciated property sales, net	405,094	140,273
Capital distributions from unconsolidated companies	207,545	21,238
Repayments from (advances to) unconsolidated companies	(104,461)	4,865
Net cash used for investing activities	(145,002)	(1,295,435)

Cash flows from financing activities:
Contribution from General Partner	2,186	—
Payments for repurchases of Common Units	—	(11,883)
Proceeds from issuance of the General Partner’s stock options	703	6,335
Proceeds from issuance of Preferred Units, net	—	283,994
Payments for redemption of Preferred Units	—	(75,000)
Proceeds from unsecured debt issuance	339,424	850,000
Payments on unsecured debt	(100,000)	(100,000)
Proceeds from issuance of secured debt	—	710,450
Payments on secured indebtedness including principal amortization	(22,617)	(722,777)
Borrowings (repayments) on lines of credit, net	(12,776)	521,000
Distributions to common unitholders	(209,839)	(210,142)
Distributions to preferred unitholders	(45,679)	(41,193)
Contributions from minority interest	2,355	1,630
Cash settlement of interest rate swaps	10,746	732
Deferred financing costs	(4,760)	(27,930)
Net cash provided by (used for) financing activities	(40,257)	1,185,216
Net decrease in cash and cash equivalents	(50,391)	(1,864)
Cash and cash equivalents at beginning of period	68,154	26,858
Cash and cash equivalents at end of period	$17,763	$24,994
Other non-cash items:
Assumption of secured debt for real estate acquisitions	$—	$217,520
Conversion of Limited Partner Units to common shares of the General Partner	$91,626	$3,365
Contribution of real estate investments to, net of debt assumed by, unconsolidated companies	$125,353	$77,412
Issuance of Limited Partner Units for acquisition	$11,020	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIPAND SUBSIDIARIES

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2007

(in thousands, except per unit data)

(Unaudited)

			Limited	Accumulated
	General Partner		Partners	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total
Balance at December 31, 2006	$1,625,958	$876,250	$151,600	$5,435	$2,659,243

Effect of implementing new accounting principle	(1,717)	—	—	—	(1,717)

Balance at January 1, 2007	$1,624,241	$876,250	$151,600	$5,435	$2,657,526

Comprehensive income:

Net income	159,026	45,679	11,233	—	215,938

Gains on derivative instruments	—	—	—	618	618

Comprehensive income					$216,556

Acquisition of Partnership interest for common stock of
General Partner	168,671	—	(77,045)	—	91,626

Unit Issuance	—	—	11,020	—	11,020

Capital contribution from General Partner	2,186	—	—	—	2,186

Stock based compensation plan activity	10,511	—	—	—	10,511

Distributions to Preferred Unitholders	—	(45,679)	—	—	(45,679)

Distributions to Partners ($1.43 per Common Unit)	(195,847)	—	(13,992)	—	(209,839)

Balance at September 30, 2007	$1,768,788	$876,250	$82,816	$6,053	$2,733,907

Common Units outstanding at September 30, 2007	138,570		8,259		146,829

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

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. The General Partner qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 94.4% of the common partnership interests as of September 30, 2007 (“General Partner Units”). The remaining 5.6% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period or, under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 7) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.       Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

3.       Acquisitions

In February 2007, we completed the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm. The primary reason for the acquisition was to expand our development capabilities within the health care real estate market.

The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over the next three years.

Approximately $39.1 million of the total purchase price was allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and its in-place workforce. The results of operations for Bremner since the date of acquisition have been included in continuing operations in our consolidated financial statements.

4.       Indebtedness

We had one unsecured line of credit available as of September 30, 2007.  Additionally, in July 2007, one of our consolidated majority owned subsidiaries entered into a lending agreement that included an additional unsecured line of credit.  Our unsecured lines of credit as of September 30, 2007 are described as follows (dollars in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2007
Unsecured Line of Credit	$1,000,000	January 2010	$302,000
Unsecured Line of Credit — Consolidated Subsidiary	$30,000	July 2011	$2,224

We use our line of credit to fund development activities, acquire additional rental properties and provide working capital.  This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of September 30, 2007 range from LIBOR +.16% to LIBOR +.525% (equal to 5.29% and 5.655% as of September 30, 2007).  Our line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of September 30, 2007, we were in compliance with all covenants under our line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR + .85%.  (equal to 6.04% as of September 30, 2007).  The unsecured line of credit is used to fund development activities within the consolidated subsidiary.  The consolidated subsidiary’s unsecured line of credit matures on July 27, 2011 with a 12-month extension option.

In August 2007, we repaid $100.0 million of 7.375% senior unsecured notes on their scheduled maturity date.

In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in January 2018.  This issuance was hedged with an interest rate swap (Note 9) that reduced the effective interest rate to 6.16%.  The net proceeds from that issuance were used to partially pay down the outstanding balance on our $1.0 billion unsecured line of credit.

5.       Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2007 and 2006, we received management fees of $5.1 million and $3.3 million, leasing fees of $2.7 million and $2.2 million and construction and development fees of $9.0 million and $16.8 million, respectively, from these companies.  These fees approximate market rates for these types of services, and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per Common Unit for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income available for common unitholders	$57,061	$67,970	$170,259	$104,746
Joint venture partner convertible ownership net income (2)	—	378	—	—
Diluted net income available for common unitholders	$57,061	$68,348	$170,259	$104,746
Weighted average number of Common Units outstanding	146,752	148,328	146,670	148,259
Joint venture partner convertible ownership common share equivalents (2)	—	1,357	—	—
Dilutive units for stock-based compensation plans (1)	899	1,262	1,316	1,213
Weighted average number of Common Units and potential dilutive common equivalents	147,651	150,947	147,986	149,472

(1)                                  Excludes the effect of outstanding stock options, as well as Exchangeable Senior Notes (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the three and nine-month periods ended September 30, 2007 and 2006.

(2)                                  One of our joint venture partners in one of our unconsolidated companies has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares.  The effect of this option on earnings per unit is dilutive for the third quarter 2006; therefore, conversion to Common Units is included in weighted average potential dilutive common equivalents for the quarter.

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental Operations:
Office	$140,858	$139,260	$409,886	$399,938
Industrial	52,741	50,755	160,761	144,113
Service Operations	20,273	22,474	57,042	42,198
Total Segment Revenues	213,872	212,489	627,689	586,249
Non-Segment Revenue	9,615	6,040	35,395	30,397
Consolidated Revenue from continuing operations	$223,487	$218,529	$663,084	$616,646
Discontinued Operations	7,088	17,482	32,949	59,964
Consolidated Revenue	$230,575	$236,011	$696,033	$676,610
Funds From Operations
Rental Operations:
Office	$87,742	$88,494	$251,862	$249,786
Industrial	40,645	40,357	123,528	111,079
Services Operations	7,301	10,551	26,253	18,477
Total Segment FFO	135,688	139,402	401,643	379,342
Non-Segment FFO:
Interest expense	(42,390)	(46,825)	(124,924)	(124,757)
Interest and other income, net	6,292	4,381	11,276	8,313
General and administrative expense	(3,847)	(6,760)	(27,912)	(27,642)
Gain on land sales, net of impairment	1,799	2,982	18,207	5,427
Other non-segment income	3,407	164	6,535	3,487
Minority interest	(38)	(126)	(89)	(301)
Joint venture FFO	12,313	8,341	36,669	27,060
Dividends on Preferred Units	(15,227)	(15,226)	(45,679)	(41,193)
Adjustment for redemption of Preferred Units	—	—	—	(2,633)
Discontinued operations	1,946	11,311	10,196	31,795
Consolidated basic FFO	$99,943	$97,644	$285,922	$258,898
Depreciation and amortization on continuing operations	(71,981)	(59,432)	(202,854)	(173,623)
Depreciation and amortization on discontinued operations	(95)	(4,931)	(5,368)	(16,489)
Partnership’s share of joint venture adjustments	(10,473)	(4,568)	(21,020)	(13,695)
Earnings from depreciated property sales on discontinued operations	39,670	39,537	111,751	41,573
Earnings from depreciated property sales-share of joint venture	(3)	(280)	1,828	8,082
Net income available for common unitholders	$57,061	$67,970	$170,259	$104,746

The assets for each of the reportable segments as of September 30, 2007 and December 31, 2006, respectively, are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Assets
Rental Operations:
Office	$3,890,873	$4,061,806
Industrial	2,099,009	1,942,992
Service Operations	349,163	301,886
Total Segment Assets	6,339,045	6,306,684
Non-Segment Assets	1,076,911	931,520
Consolidated Assets	$7,415,956	$7,238,204

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the nine months ended September 30, 2007 and 2006, respectively  (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Recurring Capital Expenditures
Office	$50,079	$42,035
Industrial	10,383	9,672
Non-segment	190	347
Total	$60,652	$52,054

8.             Discontinued Operations

We classified the operations of 67 buildings as discontinued operations as of September 30, 2007. These 67 buildings consist of 32 industrial and 35 office properties. Of these properties, 30 were sold during the first nine months of 2007, 21 were sold during 2006 and 16 operating properties are classified as held-for-sale at September 30, 2007.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statement of Operations:
Revenues	$7,088	$17,482	$32,949	$59,964
Expenses:
Operating	3,080	6,780	14,022	21,645
Interest	2,045	3,776	8,690	10,858
Depreciation and Amortization	95	4,931	5,368	16,489
General and Administrative	17	46	41	97

Income from discontinued operations, before gain on sales	1,851	1,949	4,828	10,875
Gain on sale of property	39,670	43,735	111,751	45,739
Income from discontinued operations	$41,521	$45,684	$116,579	$56,614

At September 30, 2007, we classified 16 properties as held-for-sale and included in discontinued operations. Additionally, we have classified 13 in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial. The following table illustrates the aggregate balance sheet of the aforementioned properties included in discontinued operations, as well as the 13 held-for-sale properties whose results are included in continuing operations, at September 30, 2007 (in thousands):

	Properties Included in Discontinued Operations	Properties Included in Continuing Operations	Total Held-for-Sale Properties
Balance Sheet:
Real estate investments, net	$133,895	$193,064	$326,959
Other assets	9,810	14,490	24,300
Total assets	$143,705	$207,554	$351,259

Accrued expenses	$2,762	$633	$3,395
Other liabilities	1,021	7,759	8,780
Secured debt	—	25,751	25,751
Total liabilities held-for-sale	$3,783	$34,143	$37,926

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

9.             Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualified for hedge accounting, with any change in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes (Note 4), we terminated these cash flow hedges as designated.  The settlement amount received of $10.7 million will be recognized to earnings through interest expense over the term of the hedged cash flows.  The ineffective portion of the hedge was insignificant.

In July 2007, we entered into a $21.0 million cash flow hedge through an interest rate swap to fix the rate on $21.0 million of floating rate term debt, issued by one of our consolidated majority owned subsidiaries, which matures in July 2011.  The swap qualifies for hedge accounting, with any changes in fair value recorded in OCI.  At September 30, 2007 the fair value of this swap was approximately $585,000 in a liability position.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

10.          Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  We do not expect to elect the Fair Value Option for any of our financial assets or liabilities.

11.          Subsequent Events

Declaration of Distributions

The General Partners’s board of directors declared the following dividends at its October 31, 2007, regularly scheduled board meeting:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.48	November 14, 2007	November 30, 2007
Preferred (per depositary unit:)
Series J	$0.414063	November 16, 2007	November 30, 2007
Series K	$0.406250	November 16, 2007	November 30, 2007
Series L	$0.412500	November 16, 2007	November 30, 2007
Series M	$0.434375	December 17, 2007	December 31, 2007
Series N	$0.453125	December 17, 2007	December 31, 2007

Issuance of the General Partner’s Common Stock

In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.  The net proceeds of the offering were used to partially pay down our $1.0 billion unsecured line of credit.

Redemption of Series B Cumulative Redeemable Preferred Shares

In October 2007, the General Partner redeemed all of the outstanding shares of its 7.990% Series B Cumulative Redeemable Preferred Stock at a liquidation amount of $132.3 million.

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

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

Business Overview

We are a limited partnership formed under the laws of the State of Indiana in 1993.  We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners.  We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. As of September 30, 2007, we:

•                 Owned or jointly controlled 723 industrial, office and retail properties (including properties under development), consisting of approximately 119.8 million square feet; and

•                 Owned or jointly controlled more than 7,600 acres of land with an estimated future development potential of more than 112 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                 Property leasing;

•                 Property management;

•                 Construction;

•                 Development; and

•                 Other tenant-related services.

Acquisitions

In February 2007, we completed the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm. The primary reason for the acquisition was to expand our development capabilities within the health care real estate market.

The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over the next three years.

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

Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell — “Service Operations Buildings”) as of September 30, 2007 and 2006, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2007	2006	2007	2006	2007	2006
Industrial	75,225	73,248	69.5%	69.0%	94.6%	93.2%
Office	31,688	32,170	29.2%	30.3%	91.0%	91.0%
Other	1,378	745	1.3%	0.7%	90.7%	96.9%
Total	108,291	106,163	100.0%	100.0%	93.5%	92.5%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule by property type as of September 30, 2007. The table indicates square footage and annualized net effective rents (based on September 2007 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2007	2,580	$13,597	2%	2,130	$8,075	405	$4,953	45	$569
2008	12,358	69,195	9%	9,606	35,501	2,724	33,295	28	399
2009	11,524	74,835	11%	8,287	33,313	3,177	40,931	60	591
2010	12,938	98,818	14%	8,660	38,755	4,263	59,876	15	187
2011	13,538	85,246	12%	10,107	38,743	3,364	45,442	67	1,061
2012	10,589	74,873	11%	7,159	28,149	3,386	45,868	44	856
2013	8,589	74,965	11%	4,752	20,335	3,785	53,812	52	818
2014	6,380	37,698	5%	4,914	18,089	1,431	19,071	35	538
2015	7,353	55,841	8%	5,165	19,811	2,188	36,030	—	—
2016	3,949	26,890	4%	2,847	10,427	887	13,964	215	2,499
2017 and Thereafter	11,447	88,150	13%	7,531	31,081	3,227	47,501	689	9,568
Total Leased	101,245	$700,108	100%	71,158	$282,279	28,837	$400,743	1,250	$17,086
Total Portfolio Square Feet	108,291			75,225		31,688		1,378

Percent Occupied	93.5%			94.6%		91.0%		90.7%

Note:  Excludes Service Operations Buildings.

We renewed 80.8% and 81.9% of our leases up for renewal in the three and nine months ended September 30, 2007, totaling approximately 2.9 million and 8.5 million square feet, respectively. This compares to renewals of 79.6% and 78.9% for the three and nine months ended September 30, 2006, totaling approximately 1.9 million and 5.7 million square feet, respectively. We attained 7.6% and 5.3% growth in net effective rents on these renewals in the three and nine months ended September 30, 2007, respectively.

The average term of renewals for the three and nine months ended September 30, 2007 was 3.0 and 3.9 years, respectively, compared to an average term of 4.7 and 3.9 years for the three and nine months ended September 30, 2006, respectively.

Future Development:  Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations growth as they are placed in service. We had 16.6 million square feet of property under development with total estimated costs of $1.3 billion at September 30, 2007, compared to 11.4 million square feet with total estimated costs of $1.1 billion at September 30, 2006.

The following table summarizes our properties under development as of September 30, 2007 (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Total Estimated Project Costs	Anticipated Stabilized Return
Held-for-Rental Buildings:
4th Quarter 2007	3,917	16%	$282,789	9.38%
1st Quarter 2008	5,493	14%	282,511	8.99%
2nd Quarter 2008	1,391	46%	97,798	8.93%
Thereafter	660	61%	109,714	9.44%
	11,461	21%	$772,812	9.19%
Service Operations Buildings:
4th Quarter 2007	1,469	49%	$223,352	8.27%
1st Quarter 2008	585	31%	30,651	8.77%
2nd Quarter 2008	1,044	88%	86,925	8.08%
Thereafter	2,047	79%	209,502	8.51%
	5,145	67%	$550,430	8.36%
Total	16,606	35%	$1,323,242	8.85%

Acquisition and Disposition Activity: We continued to selectively dispose of non-strategic properties during the nine months ended September 30, 2007. Gross sales proceeds related to the dispositions of wholly owned held-for-rental properties were $317.4 million for the nine months ended September 30, 2007, which included the disposition of a portfolio of eight office properties in the Cleveland market and a portfolio of twelve industrial properties in the St. Louis market. Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have a less than 100% interest, totaled $13.4 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, proceeds totaled $126.5 million for the disposition of wholly owned held-for-rental properties and $72.6 million for our share of property sales from unconsolidated joint ventures. Dispositions of wholly owned properties developed for sale rather than rental resulted in $85.0 million in proceeds for the nine months ended September 30, 2007, compared to $39.0 million for the same period in 2006.

For the nine months ended September 30, 2007, in addition to the acquisition of Bremner, we acquired $47.4 million of income producing properties and also acquired $156.8 million of undeveloped land, compared to acquisitions of $963.9 million of income producing properties and $366.2 million of undeveloped land in the nine months ended September 30, 2006.

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

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available for common unitholders	$57,061	$67,970	$170,259	$104,746
Adjustments:
Depreciation and amortization	72,076	64,363	208,222	190,112
Partnership’s share of joint venture depreciation and amortization	10,473	4,568	21,020	13,695
Earnings from depreciable property sales -wholly owned	(39,670)	(39,537)	(111,751)	(41,573)
Earnings from depreciable property sales -share of joint venture	3	280	(1,828)	(8,082)

Funds From Operations	$99,943	$97,644	$285,922	$258,898

Results of Operations

A summary of our operating results and property statistics for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Rental Operations revenue from Continuing Operations	$203,214	$196,055	$606,042	$574,448
Service Operations revenues from Continuing Operations	20,273	22,474	57,042	42,198
Earnings from Continuing Rental Operations	19,260	26,484	71,624	87,684
Earnings from Continuing Service Operations	7,301	10,551	26,253	18,477
Operating income	22,714	30,275	69,965	78,519
Net income available for common unitholders	57,061	67,970	170,259	104,746
Weighted average Common Units outstanding	146,752	148,328	146,670	148,259
Weighted average Common Units and potential dilutive common equivalents	147,651	150,947	147,986	149,472
Basic income per Common Unit:
Continuing operations	$.11	$.15	$.36	$.33
Discontinued operations	$.28	$ . 31	$.80	$.38
Diluted income per Common Unit:
Continuing operations	$.11	$.15	$.36	$.32
Discontinued operations	$.28	$.30	$.79	$.38

Number of in-service properties at end of period	682	705	682	705
In-service square footage at end of period	108,291	106,163	108,291	106,163

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $192.6 million for the quarter ended September 30, 2006 to $201.4 million for the same period in 2007. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the three months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Income
Office	$140,858	$139,260
Industrial	52,741	50,755
Non-segment	7,777	2,548
Total	$201,376	$192,563

The following factors contributed to these results:

•                  Lease termination fees increased from $5.2 million in the third quarter of 2006 to $9.5 million in the third quarter of 2007.

•                  We acquired 34 properties and placed 56 developments in service from January 1, 2006 to September 30, 2007 that provided incremental revenues of $15.4 million in the third quarter of 2007, as compared to the same period in 2006.

•                  We acquired an additional 30 properties during 2006 and later contributed them to an unconsolidated joint venture, resulting in a $15.9 million reduction in revenues in the third quarter of 2007, as compared to the same period in 2006. Of these properties, 23 were contributed in the fourth quarter of 2006 and seven were contributed in the second quarter of 2007.

•                  The remaining net increase in rental revenues in the third quarter of 2007 is primarily the result of an increase in average occupancy from the third quarter of 2006 as well as a $5.5 million increase in revenue from reimbursable rental expenses.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	$36,797	$36,656
Industrial	5,385	4,461
Non-segment	2,651	876
Total	$44,833	$41,993

Real Estate Taxes:
Office	$16,319	$14,108
Industrial	6,710	5,938
Non-segment	1,721	1,275
Total	$24,750	$21,321

The overall $2.8 million increase in rental expenses was primarily driven by an increase in utilities across all of our markets due to unseasonably high temperatures. In addition, we had a $2.8 million increase in rental expenses in the third quarter of 2007, as compared to the same period in 2006, from properties acquired and developments placed in service from January 1, 2006 to September 30, 2007, which was largely offset by a $3.2 million reduction in rental expenses resulting from the contribution of 30 properties to an unconsolidated joint venture since Spetember 30, 2006.

Of the overall $3.4 million increase in real estate taxes in the third quarter of 2007, as compared to the same period in 2006, $1.6 million was attributable to properties acquired and developments placed in service from January 1, 2006 to September 30, 2007. The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in some of our markets.

Interest Expense

Interest expense decreased from $46.8 million in the third quarter of 2006 to $42.4 million in the third quarter of 2007 largely as the result of increased development activities, leading to the capitalization of more interest expense.  Also contributing to the decrease in interest expense was the favorable rate on our $575.0 million of 3.75% Exchangeable Senior Notes that were issued in November 2006.  The above decreases are both offset to some extent by increased interest expense from an overall increase in the level of outstanding borrowings since September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased from $59.4 million during the third quarter of 2006 to $72.0 million for the same period in 2007 due to increases in our held-for-rental asset base from acquisitions and developments during 2006 and 2007.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings decreased from $10.6 million for the three months ended September 30, 2006 to $7.3 million for the three months ended September 30, 2007, primarily due to the sale of only one property resulting in a pre-tax gain of $1.4 million in the three months ended September 30, 2007, compared to one such building sale included in continuing operations with a pre-tax gain of $6.6 million during the same period in 2006.

General and Administrative Expense

General and administrative expenses decreased from $6.8 million for the three months ended September 30, 2006 to $3.8 million for the same period in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses.  While there was an increase in the overall pool of overhead costs necessitated by our overall growth, this was offset by a significant increase in the amount of overhead allocated to other areas in 2007, primarily construction and leasing due to increases in wholly-owned and third-party activity in these areas.

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

We classified the operations of 67 buildings as discontinued operations as of September 30, 2007. These 67 buildings consist of 32 industrial and 35 office properties. As a result, we classified net income (loss) from operations of $1.9 million and $1.9 million as net income from discontinued operations for each of the three months ended September 30, 2007 and 2006, respectively.

Of these properties, 15 were sold during the third quarter of 2007 and 13 were sold during the third quarter of 2006. The gains on disposal of these properties of $39.7 million and $43.7 million for the three months ended September 30, 2007 and 2006, respectively, are also reported in discontinued operations.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $553.0 million for the nine months ended September 30, 2006 to $588.6 million for the same period in 2007. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Income
Office	$409,886	$399,938
Industrial	160,761	144,113
Non-segment	17,917	8,950
Total	$588,564	$553,001

The following factors contributed to these results:

•                  We acquired 34 properties and placed 56 developments in service from January 1, 2006 to September 30, 2007 that provided incremental revenues of $46.2 million for the first nine months of 2007, as compared to the same period in 2006.

•                  We acquired an additional 30 properties in the first nine months of 2006 and later contributed them to an unconsolidated joint venture, resulting in a $27.5 million reduction in revenues for the nine months ended September 30, 2007, as compared to the same period in 2006. Of these properties, 23 were contributed in the fourth quarter of 2006 and seven were contributed in the second quarter of 2007.

•                  The remaining increase in rental revenues from the first nine months of 2006 is primarily the result of an increase in average occupancy from the first nine months of 2006 as well as a $15.1 million increase in revenues from reimbursable rental expenses.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	$109,317	$106,932
Industrial	17,932	16,145
Non-segment	6,168	1,179
Total	$133,417	$124,256

Real Estate Taxes:
Office	$48,707	$43,222
Industrial	19,301	16,888
Non-segment	5,215	4,018
Total	$73,223	$64,128

Of the overall $9.2 million increase in rental expenses in the first nine months of 2007, compared to the same period in 2006, $6.9 million was attributable to properties acquired and developments placed in service from January 1, 2006 to September 30, 2007. This increase was largely offset by a reduction in rental expenses of $4.9 million resulting from the contribution of 30 properties to an unconsolidated joint venture since September 30, 2006. Inclement weather conditions in the first quarter of 2007, an increase in utilities in the third quarter of 2007 due to unseasonably high temperatures and normal inflationary factors triggered the remaining increase in rental expenses.

Of the overall $9.1 million increase in real estate taxes in the first nine months of 2007, compared to the same period in 2006, $4.5 million was attributable to properties acquired and developments placed in service from January 1, 2006 to September 30, 2007. The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in some of our markets.

Interest Expense

Interest expense remained consistent at $124.9 million for the nine months ended September 30, 2007, compared to $124.8 million for the same period in 2006, due to the offsetting effects of increased development activities leading to the capitalization of more interest expense, the favorable rate on our $575.0 million of 3.75% Exchangeable Senior Notes that were issued in November 2006, and increased interest expense from an overall increase in the level of outstanding borrowings since September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased from $173.6 million for the first nine months of 2006 to $202.9 million for the same period in 2007 due to increases in the held-for-rental asset base from acquisitions and developments during 2006 and 2007.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $18.5 million for the nine months ended September 30, 2006 to $26.3 million for the nine months ended September 30, 2007, primarily as a result of pre-tax gains on the sale of six properties totaling $10.8 million in the nine months ended September 30, 2007 compared to one such building sale included in continuing operations with a pre-tax gain of $6.6 million during the nine months ended September 30, 2006.

General and Administrative Expense

General and administrative expenses increased slightly from $27.6 million for the nine months ended September 30, 2006 to $27.9 million for the same period in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relation expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. The overall increase in general and administrative expenses is a result of an increase in the overall pool of overhead costs necessitated by our overall growth, largely offset by an increase in the amount of overhead allocated to other areas in 2007, primarily construction and leasing due to increases in wholly-owned and third-party activity in these areas.

Other Income and Expenses

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Gain on land sales	$18,302	$5,737
Impairment adjustment for land	(95)	(310)
Total	$18,207	$5,427

We sold 20 parcels of undeveloped land in the first nine months of 2007 with overall higher margins than the 17 land sales in the first nine months of 2006.

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

We classified the operations of 67 buildings as discontinued operations as of September 30, 2007. These 67 buildings consist of 32 industrial and 35 office properties. As a result, we classified net income from operations of $4.8 million and $10.9 million as net income from discontinued operations for the nine months ended September 30, 2007 and 2006, respectively.

Of these properties, 30 were sold during the first nine months of 2007 and 18 were sold during the first nine months of 2006. The gains on disposal of these properties of $111.8 million and $45.7 million for the nine months ended September 30, 2007 and 2006, respectively, are also reported in discontinued operations.

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

Debt and Equity Securities

We had one unsecured line of credit available as of September 30, 2007. Additionally, in July 2007, one of our consolidated majority owned subsidiaries entered into a lending agreement that included an additional unsecured line of credit. Our unsecured lines of credit as of September 30, 2007 are described as follows (dollars in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2007
Unsecured Line of Credit	$1,000,000	January 2010	$302,000
Unsecured Line of Credit — Consolidated Subsidiary	$30,000	July 2011	$2,224

We use our line of credit to fund development activities, acquire additional rental properties and provide working capital.  This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of September 30, 2007 range from LIBOR +.16% to LIBOR +.525% (equal to 5.29% and 5.655% as of September 30, 2007).  Our line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of September 30, 2007, we were in compliance with all covenants under our line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR + .85%.  (equal to 6.04% as of September 30, 2007).  The unsecured line of credit is used to fund development activities within the consolidated subsidiary.  The consolidated subsidiary’s unsecured line of credit matures on July 27, 2011 with a 12-month extension option.

In August 2007, we repaid $100.0 million of 7.375% senior unsecured notes on their scheduled maturity date.

In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in January 2018.  This issuance was hedged with an interest rate swap that reduced the effective interest rate to 6.16%.  The net proceeds from that issuance were used to partially pay down the outstanding balance on our $1.0 billion unsecured line of credit.

At September 30, 2007, we had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt securities (including guarantees thereof). From time to time, we and the General Partner expect to issue additional securities under this new automatic shelf registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2007.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	2007	2006
Tenant improvements	$32,987	$34,226
Leasing costs	22,771	12,338
Building improvements	4,894	5,490
Totals	$60,652	$52,054

Debt Maturities

Debt outstanding at September 30, 2007 totaled $4.2 billion with a weighted average interest rate of 5.73% maturing at various dates through 2028. We had $3.4 billion of unsecured debt, $304.2 million outstanding on our unsecured lines of credit and approximately $518.3 million of secured debt outstanding at September 30, 2007. Scheduled principal amortization and maturities of such debt totaled $122.6 million for the nine months ended September 30, 2007.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2007 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2007	$2,510	$100,000	$102,510	3.70%
2008	10,264	291,888	302,152	5.14%
2009	9,833	275,000	284,833	7.37%
2010	9,457	477,000	486,457	5.65%
2011	9,339	1,035,363	1,044,702	5.12%
2012	7,111	201,216	208,327	5.89%
2013	6,929	150,000	156,929	4.71%
2014	6,669	294,534	301,203	6.44%
2015	4,276	—	4,276	6.16%
2016	4,351	468,976	473,327	6.17%
2017	3,666	450,000	453,666	5.95%
Thereafter	23,051	350,000	373,051	6.80%
	$97,456	$4,093,977	$4,191,433	5.73%

Historical Cash Flows

Cash and cash equivalents were $17.8 million and $25.0 million at September 30, 2007 and 2006, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2007	2006

Net Cash Provided by Operating Activities	$134.9	$108.4
Net Cash Used for Investing Activities	$(145.0)	$(1,295.4)
Net Cash Provided by (used for) Financing Activities	$(40.3)	$1,185.2

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operation activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity.  Highlights of such activity are as follows:

•                  During the nine-month period ended September 30, 2007, we incurred Service Operations buildings development costs of $238.6 million, compared to $188.7 million for the same period ended September 30, 2006. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of September 30, 2007 has anticipated total costs upon completion of $550.4 million.

•                  We sold six Service Operations buildings in the first nine months of 2007, compared to sales of three Service Operations buildings for the same period in 2006, receiving net proceeds of $83.1 million and $38.2 million, respectively. We recognized pre-tax gains of $10.8 million and $12.6 million on these sales for the nine-month period ended September 30, 2007 and 2006, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•                  Development costs increased to $324.3 million for the nine-month period ended September 30, 2007 from $274.7 million for the same period in 2006 as a result of an increase in development activity in 2007.

•                  During the first nine months of 2007, we paid cash of $82.4 million for real estate acquisitions, including $36.1 million for the Bremner acquisition (with the remaining $11.0 million paid through the issuance of Units of the Partnership) and $155.6 million for undeveloped land acquisitions, compared to $735.3 million in real estate acquisitions and $367.5 million in acquisitions of undeveloped land in the same period in 2006. The most significant activity in the first nine months of 2006 consisted of the purchase of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $865.2 million (of which $713.5 million was paid in cash) and the purchase of the majority of a portfolio of industrial properties in Savannah, Georgia for $196.2 million (of which $125.9 million was paid in cash).

•                  Sales of land and depreciated property provided $405.1 million in net proceeds for the period ended September 30, 2007, compared to $140.3 million for the same period in 2006. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•                  We received financing distributions (as a result of the sale of properties or recapitalization) of $207.5 million from unconsolidated companies for the nine-month period ended September 30, 2007, compared to $21.2 million for the same period in 2006.

Financing Activities

The overall decline in cash provided by (used for) financing activities is a result of the short-term financing that was required for the significant acquisitions in the first quarter of 2006.  Specifically, the following items highlight major fluctuations in net cash flow related to financing activities in the first nine months of 2007 compared to the same period in 2006:

•                  In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in 2018. The proceeds were used to partially pay down our $1.0 billion unsecured line of credit. Our primary borrowing activity in the first nine months of 2006 consisted of a $700.0 million secured term loan obtained in February 2006, which was priced at LIBOR +.525% and was paid in full in August 2006 with proceeds from two unsecured debt issuances: $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011.

•                  In August 2007 we repaid $100.0 million of 7.375% senior unsecured notes at their scheduled maturity date.

•                  While in the first nine months of 2006 we received net proceeds of approximately $177.7 million and $106.3 million, respectively, from the General Partner’s issuances of its Series M and Series N Cumulative Redeemable Preferred Shares, we had no new preferred equity issuances in the same period in 2007.

•                  We decreased net borrowings on our $1.0 billion line of credit by $15.0 million for the nine months ended September 30, 2007 compared to an increase of $521.0 million for the same period in 2006.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated. The settlement amount received of $10.7 million will be recognized to earnings through interest expense over the term of the hedged cash flows. The ineffective portion of the hedge was insignificant.

In July 2007, we entered into a $21.0 million cash flow hedge through an interest rate swap to fix the rate on $21.0 million of floating rate term debt, issued by one of our consolidated majority owned subsidiaries, which matures in July 2011. The swap qualifies for hedge accounting, with any changes in fair value recorded in OCI. At September 30, 2007 the fair value of this swap was approximately $585,000 in a liability position.

25600-1-bk.doc - Item1_LegalProceedings_084312

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in the fair value of a hypothetical swap.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  We do not expect to elect the Fair Value Option for any of our financial assets or liabilities.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents approximately 7% of our total assets as of September 30, 2007.

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

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2007, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended September 30, 2007:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)

July	5,503	$35.08	5,503
August	19,124	$32.07	19,124
September	58,682	$32.67	58,682
Total	83,309	$32.69	83,309

(1) Includes 12,197 common shares of the General Partner repurchased under its Employee Stock Purchase Plan, 64,894 common shares of the General Partner swapped to pay the exercise price of stock options and 6,218 common shares of the General Partner repurchased through a Rabbi Trust under the Executives’ Deferred Compensation Plan.

(2) The number of common shares of the General Partner that may yet be repurchased in the open market to fund common shares purchased under its Employee Stock Purchase Plan, as amended, was 72,231 as of September 30, 2007. The approximate dollar value of common shares of the General Partner that may yet be repurchased under the General Partner’s Repurchase Program was $361.0 million as of September 30, 2007.

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

DUKE REALTY LIMITED PARTNERSHIP

Date: November 5, 2007	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer of the General Partner