Form 10-K
period 2007-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2008-03-06
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of Limited Partner Units held by non-affiliates of the Registrant is $348.5 million based on the last reported sale price of the common shares of Duke Realty Corporation into which Limited Partner Units are exchangeable on June 30, 2007.

The aggregate number of Limited Partnership Units outstanding as of February 26, 2008 was 154,177,370.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s General Partner’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

TABLE OF CONTENTS

Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek”, “may” and similar expressions or statements regarding future periods are intended to identify forward-looking statements.

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

•      Volatility in the General Partner’s stock price and trading volume;

•      Our continuing ability to raise funds on favorable terms through the issuance of debt and equity in the capital markets;

•      Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•      Our ability to be flexible in the development and operation of joint venture properties;

•      Our ability to successfully dispose of properties on terms that are favorable to us;

•      Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•      Other risks and uncertainties described herein, as well as, those risks and uncertainties discussed from time to time in the Partnership’s and the General Partner’s other reports and other public filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1.  Business

Background

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from the issuance of an additional 14,000,833 shares of the General Partner through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a REIT under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 94.9% of the common Partnership interest as of December 31, 2007 (“General Partner Units”). The remaining 5.1% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”). As of December 31, 2007, our diversified portfolio of 726 rental properties (including 38 properties comprising 10.0 million square feet under development) encompass more than 121.1 million rentable square feet and are leased by a diverse and stable base of more than 3,400 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own or control approximately 7,700 acres of unencumbered land ready for development.

Through our Service Operations, we provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. Our Rental Operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, we conduct our Service Operations through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership.  In this Form 10-K Report, the terms “we,” “us” and “our” refer to Duke Realty Limited Partnership and subsidiaries (the “Partnership”) and those entities owned or controlled by the Partnership.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 21 regional offices located in Alexandria, Virginia; Atlanta, Georgia; Austin, Texas; Baltimore, Maryland; Cincinnati, Ohio; Columbus, Ohio; Chicago, Illinois; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Newport Beach, California; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; San Antonio, Texas; Savannah, Georgia; Seattle, Washington; Tampa, Florida; and Weston, Florida. We had approximately 1,400 employees as of December 31, 2007.

Business Strategy

One of our primary business objectives is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) developing and acquiring new properties for Rental Operations in our existing markets; (iii) expanding geographically by acquiring and developing properties in new markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing and repositioning properties in our existing markets and other markets which we will sell through our Service Operations property sale program and (vi) providing a full line of real estate services to our tenants and to third parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”).  FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs.  The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.  Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage both as a real estate operator and in future development activities.

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We also expect to utilize approximately 7,700 acres of unencumbered land and our many business relationships with our more than 3,400 commercial tenants to expand our build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in our primary markets. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction and build-for-sale services outside our primary markets and to expand into high growth and seaport markets across the United States.

Our strategy is to seek to develop and acquire primarily Class A commercial properties located in markets with high growth potential for large national and international companies and other quality regional and local firms. Our industrial and suburban office development focuses on business parks and mixed-use developments suitable for multiple projects on a single site where we can create and control the business environment. These business parks and mixed-use developments often include restaurants and other amenities, which we believe will create an atmosphere that is particularly efficient and desirable. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office and healthcare customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.

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

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; (v) generating proceeds from the sale of non-strategic properties and (vi) issuing perpetual preferred equity for 5-10% of our total capital structure.

Management believes that these strategies have enabled and should continue to enable us to favorably access capital markets for our long-term requirements such as debt refinancing and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have a $1.3 billion unsecured line of credit available for short-term funding of development and acquisition of additional rental properties. Further, we pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria and recycle the proceeds into new investments that we believe have excellent long-term growth prospects. The General Partner’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common Units and Preferred Units plus outstanding indebtedness) at December 31, 2007 was 48.4%. Our ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2007 were 1.58x and 1.47x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding interest expense (excluding amortization of debt issuance costs) to income from continuing operations, less preferred distributions. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding interest expense to income from continuing operations. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issuance costs.

Corporate Governance

As a limited partnership that has one general partner owning over 90% of the Partnership’s common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. The General Partner has been and continues to be a leader in issues important to investors such as disclosure and corporate governance initiatives. Summarized below are the highlights of the General Partner’s Corporate Governance initiatives.

Board Composition	• The General Partner’s Board is controlled by supermajority (91.7%) of Independent Directors as of January 30, 2008 and thereafter

Board Committees	• The General Partner’s Board Committee members are all Independent Directors

Lead Director	• The Chairman of the Corporate Governance Committee serves as Lead Director of the General Partner’s Independent Directors

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

Additional Information

For additional information regarding our investments and operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” For additional information about our business segments, see Item 8, “Financial Statements and Supplementary Data.”

Available Information and Exchange Certifications

In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All documents that are filed with the SEC are available free of charge on the General Partner’s corporate website at www.dukerealty.com. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner’s  securities are listed on the New York Stock Exchange, you may read SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The General Partner submitted the certification of its Chairman and Chief Executive Officer, Dennis D. Oklak, with its 2007 Annual Written Affirmation to the NYSE on May 16, 2007.

The General Partner included the certifications of its Chief Executive Officer and its Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the General Partner’s public disclosure, in this report as Exhibits 31.1 and 31.2.

Item 1A.  Risk Factors

In addition to the other information contained in this Report, you should carefully consider, in consultation with your legal, financial and other professional advisors, the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business before making a decision regarding an investment in the General Partner’s securities.

The risks contained in this Report are not the only risks faced by us. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of the General Partner’s securities could decline due to the materialization of any of these risks, and our unitholders may lose all or part of their investment.

This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled “Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

If the General Partner were to cease to qualify as a REIT, the General Partner and its shareholders would lose significant tax benefits.

The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to the General Partner and its shareholders. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within the General Partner’s control. The fact that the General Partner holds its assets through us further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner’s REIT status. Although the General Partner believes that it can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it can continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

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

As such, the General Partner’s failure to qualify as a REIT would likely have a significant adverse effect on the value of the General Partner’s securities and, consequently, the Partnership’s Units.

REIT distribution requirements limit the amount of cash we will have available for other business purposes, including amounts that we need to fund our future growth.

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

Our use of joint ventures may limit our flexibility with jointly owned investments.

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures that are not consolidated with our financial statements.  Our participation in joint ventures is subject to the risks that:

•      We could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•      Our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•      Our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

The General Partner may not have the same interests as the owners of Limited Partnership Units with regard to certain tax matters.

The General Partner may have different objectives than the owners of Limited Partnership Units regarding the appropriateness of the pricing and timing of certain transactions, including, without limitation, the sale of certain of our properties, the refinancing of debt related to those properties or in the event the General Partner is the subject of a tender offer or merger.  The General Partner is the sole general partner of the Partnership and has the exclusive authority to sell all of our wholly-owned properties or to refinance such properties.  In certain circumstances, the General Partner may take actions that it determines will be financially advantageous to the General Partner's shareholders, but that may result in adverse tax consequences to the owners of Limited Partnership Units.

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

Financial covenants under existing credit agreements could limit our flexibility and adversely affect our financial condition.

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

Debt financing may not be available and equity issuances could be dilutive to the Partnership’s unitholders.

The Partnership’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt financing may not be available in sufficient amounts, or on favorable terms or at all.  If the General Partner issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing unitholders could be diluted.

Our General Partner’s stock price and trading volume may be volatile, which could result in substantial losses to our unitholders.

The equity securities markets have from time to time experienced volatility, creating highly variable and unpredictable pricing of equity securities. The market price of our General Partner’s capital stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our General Partner’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner’s share price or result in fluctuations in the price or trading volume of our General Partner’s common stock include recent uncertainty in the markets, general market and economic conditions, as well as those factors described in these “Risk Factors” and in other reports that we file with the SEC.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our General Partner’s securities. If the market price of our General Partner’s securities decline, then our unitholders may be unable to resell their securities upon terms that are attractive to them. We cannot assure that the market price of our General Partner’s securities will not fluctuate or decline significantly in the future. In addition, the securities markets in general can experience considerable unexpected price and volume fluctuations.

We, or our General Partner, may issue debt and equity securities which are senior to our General Partner’s common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of our Units and our General Partner’s preferred stock.

In the future, we or our General Partner may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by certain of our assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our Common Units and Preferred Units. Our General Partner’s preferred stock has a preference over our Common Units with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our unitholders. Any additional preferred stock that our General Partner may issue may have a preference over our Common Units and existing series of Preferred Units with respect to distributions and upon liquidation.

Our leverage strategy may require us to seek substantial amounts of commercial credit and issue debt securities to support our asset growth. Because our, or our General Partner’s, decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us, or our General Partner, to accept less favorable terms for the issuance of securities in the future. Thus, our unitholders will bear the risk of our future offerings reducing the value of their Units and diluting their interest in us. We may change this leverage strategy from time to time without obtaining approval from the General Partner’s shareholders.

If we are unable to generate sufficient capital and liquidity, then we may be unable to pursue future development projects and other strategic growth initiatives.

To complete our ongoing and planned development projects, and to pursue our other strategic growth initiatives, we must continue to generate sufficient capital and liquidity to fund those activities. To generate that capital and liquidity, we rely upon funds from our existing operations, as well as funds that we raise through our capital raising activities. In the current economic environment, REITs like our General Partner have faced earnings pressures that have made it more difficult to generate capital and liquidity from existing operations. In addition, due to the recent crises in the credit and liquidity markets, it has become increasingly difficult to raise capital and generate liquidity through the sale of equity and/or debt securities on favorable terms, if at all. In the event that we are unable to generate sufficient capital and liquidity to meet our short- and long-term needs, or if we are unable to generate capital and liquidity on terms that are favorable to us, then we may be required to curtail our proposed development projects, as well as our other strategic and growth initiatives.

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

Control-Share-Acquisition Provisions of Indiana Law.  We have not opted out of the provisions of the Indiana Business Corporation Law regarding acquisitions of control shares. Therefore, those who acquire a significant block (at least 20%) of the General Partner’s shares may only vote a portion of their shares unless its other shareholders vote to accord full voting rights to the acquiring person. Moreover, if the other shareholders vote to give full voting rights with respect to the control shares and the acquiring person has acquired a majority of the General Partner’s outstanding shares, the other shareholders would be entitled to special dissenters’ rights.

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

Among the transactions with large shareholders requiring the supermajority shareholder approval are dispositions of assets with a value of greater than or equal to $1,000,000 and business combinations.

Partnership Provisions.   The limited partnership agreement of the Partnership contains provisions that could discourage change-of-control transactions, including a requirement that holders of at least 90% of the Common Units approve:

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

•      The General Partner’s transfer of its interests in the Partnership other than to one of its wholly owned subsidiaries; and

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

Item 2.  Properties

Product Review

As of December 31, 2007, we own interests in a diversified portfolio of 726 commercial properties encompassing more than 121.1 million net rentable square feet (including 38 properties comprising 10.0 million square feet under development) and approximately 7,700 acres of land for future development.

Industrial Properties: We own interests in 411 industrial properties encompassing more than 84.6 million square feet (70% of total square feet) more specifically described as follows:

•      Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. We own 358 buildings totaling approximately 81.2 million square feet of such properties.

•      Service Center Properties – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. We own 53 buildings totaling approximately 3.5 million square feet of such properties.

Office Properties:  We own interests in 295 office buildings totaling approximately 34.4 million square feet (28% of total square feet). These properties include primarily suburban office properties.

Other Properties:  We own interests in 20 healthcare and retail buildings totaling more than 2.1 million square feet (2% of total square feet).

Land:  We own or control approximately 7,700 acres of land located primarily in existing business parks. The land is ready for immediate use and is unencumbered. More than 113 million square feet of additional space can be developed on these sites and substantially all of the land is zoned for either office, industrial, healthcare or retail development.

Property Descriptions

The following schedule represents the geographic highlights of properties in our primary markets.

Duke Realty Limited Partnership

Geographic Highlights

In Service Properties as of December 31, 2007

	Square Feet (1)						Percent of
						Annual Net	Annual Net
					Percent of	Effective	Effective
	Industrial	Suburban Office	Other	Overall	Overall	Rent (2)	Rent
Primary Market

Cincinnati	10,437,397	4,776,368	826,597	16,040,362	14.44%	$ 84,968,472	13.57%
Indianapolis	18,016,702	2,977,170	26,352	21,020,224	18.91%	80,951,114	12.94%
Atlanta	8,142,383	3,942,600	389,659	12,474,642	11.22%	74,272,067	11.87%
Chicago	5,565,486	2,829,398	74,901	8,469,785	7.62%	60,403,525	9.65%
St. Louis	3,937,813	3,311,455	-	7,249,268	6.52%	56,036,367	8.95%
Columbus	3,561,480	3,321,971	-	6,883,451	6.19%	47,889,436	7.65%
Raleigh	2,001,449	2,697,713	-	4,699,162	4.23%	44,088,142	7.05%
Central Florida	3,360,479	1,464,140	-	4,824,619	4.34%	32,879,249	5.25%
Nashville	3,118,718	1,319,788	-	4,438,506	3.99%	29,246,865	4.67%
Minneapolis	3,575,125	1,067,811	-	4,642,936	4.18%	28,454,791	4.55%
Dallas	9,182,858	152,000	-	9,334,858	8.40%	22,636,638	3.62%
Savannah	4,393,700	-	-	4,393,700	3.95%	14,835,584	2.37%
Cleveland	-	1,324,367	-	1,324,367	1.19%	14,750,841	2.36%
Washington DC	654,918	2,265,750	-	2,920,668	2.63%	14,265,333	2.28%
South Florida	-	773,923	-	773,923	0.70%	8,690,496	1.39%
Norfolk	466,000	-	-	466,000	0.42%	2,290,177	0.37%
Seattle	120,000	-	-	120,000	0.11%	2,160,000	0.35%
Houston	172,000	159,175	-	331,175	0.30%	1,584,000	0.25%
Other (3)	436,139	-	294,968	731,107	0.66%	5,381,105	0.86%

Total	77,142,647	32,383,629	1,612,477	111,138,753	100.00%	$ 625,784,202	100.00%

	69.41%	29.14%	1.45%	100.00%

	Occupancy%

	Industrial	Suburban Office	Other	Overall
Primary Market

Cincinnati	90.96%	90.41%	94.70%	90.98%
Indianapolis	95.39%	95.81%	81.03%	95.43%
Atlanta	94.25%	93.38%	81.41%	93.57%
Chicago	97.69%	94.61%	96.79%	96.65%
St. Louis	85.88%	91.24%	-	88.33%
Columbus	100.00%	89.01%	-	94.69%
Raleigh	96.08%	95.24%	-	95.60%
Central Florida	90.77%	94.05%	-	91.76%
Nashville	77.12%	81.05%	-	78.29%
Minneapolis	94.08%	73.40%	-	89.32%
Dallas	94.37%	100.00%	-	94.46%
Savannah	100.00%	-	-	100.00%
Cleveland	-	82.39%	-	82.39%
Washington DC	97.69%	90.41%	-	92.04%
South Florida	-	77.64%	-	77.64%
Norfolk	100.00%	-	-	100.00%
Seattle	100.00%	-	-	100.00%
Houston	100.00%	-	-	51.94%
Other (3)	100.00%	-	85.65%	94.21%

Total	93.81%	90.17%	89.75%	92.69%

(1)	Includes all wholly owned and joint venture projects shown at 100% as of report date .

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the General Partner during the quarter ended December 31, 2007.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Common Units.  The following table sets forth the cash distributions paid during each quarter. As of February 20, 2008, there were 162 record holders of Common Units.

Quarter Ended	2007 Distributions Per Common Unit	2006 Distributions Per Common Unit

December 31	$.480	$.475
September 30.480		.475
June 30.475		.470
March 31.475		.470

On January 30, 2008, the General Partner declared a quarterly cash dividend of $.480 per Common Unit, payable on February 29, 2008, to Common Unitholders of record on February 14, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the General Partner’s equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Annual Report.

Sales of Unregistered Securities

The General Partner did not sell any of its securities during the three months ended December 31, 2007 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase its common shares under a $750.0 million share repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”).   In July 2005, the General Partner’s board of directors authorized management to purchase up to $750.0 million of common shares pursuant to this plan. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2007:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)

October	-	N/A	-
November	6,443	$26.55	6,443
December	21,191	$26.64	21,191

Total	27,634	$26.62	27,634

(1) Represents 27,634 common shares of the General Partner swapped to pay the exercise price of stock options.

(2) The number of common shares of the General Partner that may yet be repurchased in the open market to fund shares purchased under its Employee Stock Purchase Plan, as amended, was 81,840 on December 31, 2007.  The approximate dollar value of the General Partner’s common shares that may yet be purchased under the Repurchase Program was $361.0 million as of December 31, 2007.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2007. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2007	2006	2005	2004	2003
Results of Operations:
Revenues:
Rental Operations from Continuing Operations	$823,869	$781,547	$631,611	$564,090	$513,431
Service Operations from Continuing Operations	99,358	90,125	81,941	70,803	58,496
Total Revenues from Continuing Operations	$923,227	$871,672	$713,552	$634,893	$571,927

Income from Continuing Operations	$165,803	$160,905	$141,529	$136,803	$145,433

Net Income Available for common unitholders	$232,249	$159,799	$339,239	$167,212	$179,587

Per Unit Data:
Basic income per Common Unit:
Continuing operations	$0.70	$0.69	$0.61	$0.64	$0.71
Discontinued operations	0.86	0.39	1.58	0.44	0.49
Diluted income per Common Unit:
Continuing operations	0.69	0.68	0.61	0.64	0.70
Discontinued operations	0.86	0.39	1.57	0.43	0.49
Distributions paid per Common Unit	1.91	1.89	1.87	1.85	1.83
Distributions paid per Common Unit – special	-	-	1.05	-	-
Weighted average Common Units outstanding	148,459	148,069	155,059	155,281	150,280
Weighted average Common Units and potential dilutive common equivalents	149,614	149,393	155,877	157,062	151,141

Balance Sheet Data (at December31):
Total Assets	$7,660,651	$7,238,204	$5,646,687	$5,894,644	$5,558,711
Total Debt (1)	4,316,460	4,109,154	2,600,651	2,518,704	2,335,536
Total Preferred Equity	744,000	876,250	657,250	657,250	540,508
Total Partners’ Equity	2,830,897	2,659,243	2,635,244	3,021,128	2,878,320
Total Common Units Outstanding	154,055	146,328	148,095	156,490	150,705
Other Data:
Funds From Operations (2)	$409,572	$371,570	$374,310	$388,185	$372,519

(1)          Includes $147,309 of secured debt classified as liabilities of properties held for sale at December 31, 2006.

(2)          Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating  performance measure of an equity real estate investment trust (“REIT”) like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”).

FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

See reconciliation of FFO to GAAP net income under Year in Review section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

As of December 31, 2007, we:

•                  Owned or jointly controlled 726 industrial, office, healthcare and retail properties (including properties under development), consisting of more than 121.1 million square feet; and

•                  Owned or jointly controlled approximately 7,700 acres of unencumbered land with an estimated future development potential of more than 113 million square feet of industrial, office, healthcare and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                  Property leasing;

•                  Property management;

•                  Asset management;

•                  Construction;

•                  Development; and

•                  Other tenant-related services.

Management Philosophy and Priorities

Our key business and financial strategies for the future include the following:

•                  One of our primary business objectives is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) developing and acquiring new properties for rental operations in our existing markets; (iii) expanding geographically by acquiring and developing properties in new markets; (iv) using our construction expertise to act as a general contractor or construction manager in our existing markets and other domestic markets on a fee basis; (v) developing and repositioning properties in our existing markets and other markets which we will sell through our Service Operations property sale program; and (vi) providing a full line of real estate services to our tenants and to third parties.

•                  Our financing strategy is to actively manage the components of our capital structure including common and preferred equity and debt to maintain a conservatively leveraged balance sheet and investment grade ratings from our credit rating agencies. Additionally, we employ a capital recycling program where we utilize sales of operating real estate assets that no longer fit our strategies to generate proceeds that can be recycled into new properties that better fit our current and longer term strategies.  This strategy provides us with the financial flexibility to fund both development and acquisition opportunities. We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing generally on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; (v) generating proceeds from the sale of non-strategic properties and (vi) issuing perpetual preferred equity for 5-10% of our total capital structure.

Year in Review

During 2007, we continued the execution of our strategy to improve our portfolio of held for investment buildings through our capital recycling program, increasing our development pipeline to over $1.9 billion, and continuing geographic expansion that we anticipate will provide future earnings growth. As a result of these accomplishments, we achieved steady operating results while maintaining a strong balance sheet.

Net income available for common unitholders for the year ended December 31, 2007, was $232.2 million, or $1.55 per unit (diluted), compared to net income of $159.8 million, or $1.07 per unit (diluted) for the year ended 2006. FFO available to common unitholders totaled $409.6 million for the year ended December 31, 2007, compared to $371.6 million for the same period in 2006.  Industry analysts and investors use FFO as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with United States generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005

Net income available for common unitholders	$232,249	$159,799	$339,239
Adjustments:
Depreciation and amortization	277,691	254,268	254,170
Partnership share of joint venture depreciation and amortization	26,948	18,394	19,510
Earnings from depreciable property sales – wholly owned	(121,072)	(42,089)	(227,513)
Earnings from depreciable property sales – share of joint venture	(6,244)	(18,802)	(11,096)

Funds From Operations	$409,572	$371,570	$374,310

We continued strategic initiatives to expand geographically, recycle capital from the disposition of operating properties, and create value by leveraging our development, construction and management capabilities as follows:

•                  As part of our continuing strategy to expand into new markets, we entered the Southern California, Seattle and Eastern Virginia markets in 2007. This follows our geographic expansion initiatives in 2006 into the Washington, D.C., Baltimore, Phoenix and Houston markets.

•                  Throughout 2007, we completed land acquisitions totaling $321.3 million while generating proceeds of $161.5 million from the disposition of other land parcels. Of our total undeveloped land inventory, $108.1 million was placed under development during 2007 as construction activity commenced.

•                  In February 2007, we continued our expansion into the health care real estate market by completing the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over the next three years.

•                  We disposed of 32 non-strategic wholly owned held for rental properties for $336.7 million of gross proceeds.  Additionally, unconsolidated subsidiaries disposed of 10 properties of which our share of the gross proceeds totaled $30.1 million.  These transactions were a continuation of our long-term strategy of recycling assets into higher yielding new developments.

•                  We disposed of 15 properties, which were developed with the intent to sell, for $256.6 million of gross proceeds and recognized pre-tax gains on sale of $34.7 million.

•                  We will continue to develop long-term assets to be held in our portfolio and develop assets to be sold upon, or soon after, completion. With over $1.9 billion (which includes $182.6 million of third-party construction backlog) in our development pipeline at December 31, 2007, we are encouraged about the long-term growth opportunities in our business.  Newly developed properties, with a basis of $593.1 million and occupancy of 59.7% at December 31, 2007, were placed in service during the year.

•                  We achieved record leasing activity in 2007 with approximately 22.5 million square feet of new leases and approximately 12.0 million square feet of lease renewals.

•                  We have continued to maintain a high occupancy level during this year of portfolio expansion as the overall occupancy percentage of 92.7% on our in-service held for rental portfolio was consistent with the 2006 level of 92.8%.

Highlights of our key financing activities in 2007 are as follows:

•                  We had $546.1 million outstanding on our lines of credit as of December 31, 2007.  During 2007, the borrowing capacity on our line of credit was increased from $1.0 billion to $1.3 billion while maintaining the interest rate of LIBOR plus 52.5 basis points.

•                  We issued $300.0 million of unsecured notes at an effective interest rate of 6.16%.  We retired $200.0 million of unsecured notes with a weighted average effective interest rate of 5.55%.

•                  In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.

•                  In October 2007, the General Partner redeemed all of the outstanding shares of its 7.99% Series B Cumulative Redeemable Preferred Stock at a liquidation amount of $132.3 million.

•                  We and the General Partner continue to maintain a conservative balance sheet and investment grade debt ratings from Moody’s Investors Service (Baa1) and Standard & Poor’s Ratings Group (BBB+). The General Partner’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common Units and Preferred Units plus outstanding indebtedness) was 48.4% at December 31, 2007 compared to 37.4% at December 31, 2006.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, and healthcare properties (“Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures.

Occupancy Analysis: As discussed above, our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell – “Service Operations Buildings”) as of December 31, 2007 and 2006, respectively  (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2007	2006	2007	2006	2007	2006
Industrial	77,143	75,455	69.4%	69.3%	93.8%	93.1%
Office	32,384	32,481	29.1%	29.8%	90.2%	92.0%
Other	1,612	916	1.5%	0.9%	89.8%	96.2%
Total	111,139	108,852	100.0%	100.0%	92.7%	92.8%

Lease Expiration and Renewals: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of December 31, 2007. The table indicates square footage and annualized net effective rents (based on December 2007 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue

2008	12,443	$ 65,183	9%	9,920	$36,230	2,467	$28,205	56	$748
2009	11,780	77,664	11%	8,394	33,718	3,317	43,223	69	723
2010	13,509	99,944	14%	9,240	40,039	4,256	59,718	13	187
2011	13,937	87,565	12%	10,396	39,297	3,474	47,207	67	1,061
2012	10,992	77,328	11%	7,531	30,108	3,412	46,338	49	882
2013	9,401	82,543	12%	5,220	22,364	4,126	59,361	55	818
2014	6,486	38,275	5%	4,995	18,289	1,463	19,521	28	465
2015	8,249	60,814	8%	5,988	23,622	2,261	37,192	-	-
2016	3,994	27,347	4%	2,855	10,342	924	14,506	215	2,499
2017	6,458	44,873	6%	4,572	18,166	1,539	21,988	347	4,719
2018 and Thereafter	5,767	54,201	8%	3,259	16,913	1,960	29,715	548	7,573
	103,016	$715,737	100%	72,370	$289,088	29,199	$406,974	1,447	$19,675

Total Portfolio Square Feet	111,139			77,143		32,384		1,612

Percent Occupied	92.7%			93.8%		90.2%		89.8%

Note:  Excludes buildings that are in the held for sale portfolio.

We renewed 79.7% and 79.9% of our leases up for renewal totaling approximately 9.8 million and 7.5 million square feet in 2007 and 2006, respectively. We attained 5.81% growth in net effective rents on these renewals during 2007.  Our lease renewal percentages over the past three years have remained relatively consistent at a 70-80% success rate. We do not presently expect this renewal percentage in 2008 to differ from the past three years.

Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations income as they are placed in service. We had 16.6 million square feet of property under development with total estimated costs upon completion of $1.2 billion at December 31, 2007, compared to 10.6 million square feet and total costs of $1.1 billion at December 31, 2006. We have increased our development pipeline during 2007 and will continue to pursue additional development opportunities, while focusing on pre-leasing as we closely monitor the strength of the national and local market economies.

The following table summarizes our properties under development as of December 31, 2007 (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held for Rental Buildings:
1st Quarter 2008	3,753	32%	$ 174,923	9.39%
2nd Quarter 2008	3,843	19%	231,851	8.76%
3rd Quarter 2008	1,778	23%	198,615	9.22%
Thereafter	633	60%	136,590	8.82%
	10,007	28%	741,979	9.04%
Service Operations Buildings:
1st Quarter 2008	1,231	70%	50,999	8.69%
2nd Quarter 2008	1,044	88%	85,708	8.20%
3rd Quarter 2008	1,252	100%	78,374	8.43%
Thereafter	3,045	86%	240,766	8.11%
	6,572	86%	455,847	8.25%
Total	16,579	51%	$1,197,826	8.74%

Acquisition and Disposition Activity: We continued to selectively dispose of non-strategic properties in 2007.  Gross sales proceeds related to the dispositions of wholly owned held for rental properties were $336.7 million, which included the disposition of a portfolio of eight office properties in the Cleveland market and a portfolio of twelve industrial properties in the St. Louis market.  Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $30.1 million.  In 2006, proceeds totaled $139.9 million for the disposition of wholly owned held for rental properties and $91.9 million for our share of property sales from unconsolidated joint ventures.  Dispositions of wholly owned properties developed for sale rather than rental resulted in $256.6 million in proceeds in 2007 compared to $188.6 million in 2006.  We intend to continue to identify properties for disposition in order to recycle the proceeds into higher yielding assets. The level of 2008 dispositions will be impacted by the ability of the prospective buyers to obtain favorable financing given the current state of the capital markets.

In 2007, in addition to the acquisition of Bremner, we acquired $117.0 million of income producing properties and $321.3 million of undeveloped land compared to $948.4 million of income producing properties and $436.7 million of undeveloped land in 2006.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2007, is as follows (in thousands, except number of properties and per unit data):

	2007	2006	2005

Rental Operations revenues from Continuing Operations	$823,869	$781,547	$631,611
Service Operations revenues from Continuing Operations	99,358	90,125	81,941
Earnings from Continuing Rental Operations	109,079	125,512	110,812
Earnings from Continuing Service Operations	52,034	53,196	44,278
Operating income	123,433	142,911	124,128
Net income available for common unitholders	232,249	159,799	339,239
Weighted average Common Units outstanding	148,459	148,069	155,059
Weighted average Common Units and potential dilutive
common equivalents	149,614	149,393	155,877
Basic income per Common Unit:
Continuing operations	$ .70	$ .69	$ .61
Discontinued operations	$ .86	$ .39	$ 1.58
Diluted income per Common Unit:
Continuing operations	$ .69	$ .68	$ .61
Discontinued operations	$ .86	$ .39	$ 1.57
Number of in-service properties at end of year	688	696	660
In-service square footage at end of year	111,139	108,852	97,835

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Rental Revenue from Continuing Operations

Overall, rental revenue from continuing operations increased from $743.5 million in 2006 to $794.5 million in 2007. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Office	$547,478	$534,369
Industrial	219,080	194,670
Other	27,930	14,504
Total	$794,488	$743,543

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  In 2007, we acquired six new properties and placed 38 development projects in-service. These acquisitions and developments provided incremental revenues of $2.9 million and $16.6 million, respectively.

•                  Acquisitions and developments that were placed in service in 2006 provided $12.4 million and $25.1 million, respectively, of incremental revenue in 2007.

•                  We acquired an additional 31 properties in 2006 and later contributed them to an unconsolidated joint venture, resulting in a $40.2 million reduction in revenues for the year ended December 31, 2007, as compared to the same period in 2006.  Of these properties, 23 were contributed in the fourth quarter of 2006, seven were contributed in the second quarter of 2007 and one was contributed in the fourth quarter of 2007.

•                  Rental revenue includes lease termination fees.  Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees increased from $16.1 million in 2006 to $24.2 million in 2007.

•                  The remaining increase in rental revenues is primarily the result of an $18.2 million increase in revenues from reimbursable rental expenses.  This increase is largely offset by a corresponding increase in overall rental expenses.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and develop properties.  These earnings decreased from $38.0 million in 2006 to $29.4 million in 2007. During 2006, our joint ventures sold 22 non-strategic buildings, with our share of the net gain recorded through equity in earnings totaling $18.8 million, compared to ten joint venture building sales in 2007, with $8.0 million recorded to equity in earnings for our share of the net gains.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006

Rental Expenses:
Office	$ 144,320	$ 143,567
Industrial	23,919	21,991
Other	8,435	3,519
Total	$176,674	$169,077

Real Estate Taxes:
Office	$ 63,572	$ 55,963
Industrial	27,530	21,760
Other	7,033	6,012
Total	$98,135	$83,735

Of the overall $7.6 million increase in rental expenses in 2007 compared to 2006, $9.9 million was attributable to properties acquired and developments placed in service from January 1, 2006 through December 31, 2007.  This increase was largely offset by a reduction in rental expenses of $7.6 million resulting from the contribution of 31 properties to an unconsolidated joint venture in 2006 and 2007.  Inclement weather conditions in the first quarter of 2007, an increase in utility rates and volume in the third quarter of 2007 due to unseasonably high temperatures and normal inflationary factors triggered the remaining increase in rental expenses.

Of the overall $14.4 million increase in real estate taxes in 2007 compared to 2006, $7.7 million was attributable to properties acquired and developments placed in service from January 1, 2006 through December 31, 2007.  The remaining increase in real estate taxes was driven by increases in assessments in some of our markets.

Interest Expense

Interest expense from continuing operations remained fairly consistent from 2006 to 2007 at $170.5 million in 2006, compared to $168.4 million in 2007.  While we maintained higher outstanding borrowings in 2007 compared to 2006, these higher borrowings were used to fund our increase in development activities and thus, the increased interest costs from these borrowings were capitalized into project costs rather than expensed.

Depreciation and Amortization Expense

Depreciation and amortization increased from $232.7 million in 2006 to $271.6 million in 2007 due to increases in our held-for-rental asset base from acquisitions and developments placed in service during 2006 and 2007.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties.  Leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third party property owners. Earnings from Service Operations decreased slightly from $53.2 million in 2006 to $52.0 million in 2007.  The following are the factors related to the decrease in earnings from Service Operations in 2007:

•                  Our Service Operations building development and sales program, whereby a building is developed or repositioned by us and then sold soon after completion, is a significant component of earnings from operations and is often a significant driver of fluctuations in earnings from Service Operations between periods. During 2007, we generated pre-tax gains of $34.7 million from the sale of 15 properties compared to $44.6 million from the sale of nine properties in 2006. Partially offsetting the aforementioned decrease was a $2.9 million reduction in income taxes on these gains on sale, with the net effect of decreased gains on sale in 2007 resulting in a $7.0 million decrease in earnings from Service Operations.

•                  Increased net general contractor revenues drove a $9.7 million increase in earnings from Service Operations from 2006 as the result of increased volume and margins and favorable settlement of previously existing warranty reserves.

General and Administrative Expense

General and administrative expense increased from $35.8 million in 2006 to $37.7 million in 2007. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. There was a $31.7 million increase in the overall pool of overhead costs in 2007 that was necessitated by our overall growth. The majority of this increase in the overall pool of overhead costs was necessary as the result of increased rental and service operations activity and thus, was allocated to rental operations, construction, development and leasing. Approximately $1.5 million of the aforementioned increase in the overall overhead pool was not allocated to operations, which was the primary reason for the overall $1.9 million increase to general and administrative expense.

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

We classified the operations of 302 properties as discontinued operations as of December 31, 2007. These 302 properties consist of 253 industrial, 48 office and one retail property. As a result, we classified net income from operations of $7.1 million, $11.7 million and $20.3 million as net income from discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Of these properties, 32 were sold during 2007, 21 properties were sold during 2006, 234 properties were sold during 2005, and 15 operating properties are classified as held-for-sale at December 31, 2007. The gains on disposal of these properties, net of impairment adjustment, of $121.1 million, $46.3 million and $223.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, are also reported in discontinued operations.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Rental Revenue from Continuing Operations

Overall, rental revenue from continuing operations increased from $602.1 million in 2005 to $743.5 million in 2006. The following table reconciles rental revenue from continuing operations by reportable segment to total reported rental revenue from continuing operations for the years ended December 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Office	$534,369	$443,927
Industrial	194,670	148,359
Other	14,504	9,776
Total	$743,543	$602,062

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

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

•                  Rental revenue includes lease termination fees.  Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees increased from $7.3 million in 2005 to $16.1 million in 2006.

•                  Our in-service occupancy increased from 92.7% at December 31, 2005, to 92.9% at December 31, 2006 and contributed to the remaining increase in rental revenue.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and develop properties.  These earnings increased from $29.5 million in 2005 to $38.0 million in 2006. During 2006, our joint ventures sold 22 non-strategic buildings, with our share of the net gain recorded through equity in earnings totaling $18.8 million.  During the second quarter of 2005, one of our ventures sold three buildings, with our share of the net gain recorded through equity in earnings totaling $11.1 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$143,567	$119,052
Industrial	21,991	18,264
Other	3,519	1,557
Total	$169,077	$138,873

Real Estate Taxes:
Office	$55,963	$49,936
Industrial	21,760	17,758
Other	6,012	5,104
Total	$83,735	$72,798

Rental expenses and real estate taxes for 2006 have increased from 2005 by $30.2 million and $10.9 million, respectively, as the result of acquisition and development activity in 2005 and 2006 as well as from an increase in occupancy over the past two years.

Interest Expense

Interest expense increased from $106.0 million in 2005 to $170.5 million in 2006, as a result of the following:

•                  Interest costs on the unsecured line of credit increased by $29.2 million from 2005 as the result of increased borrowings throughout the year, as well as increased interest rates.

•                  Interest costs on unsecured notes increased by $10.2 million as the result of an overall increase in borrowings used mainly to fund acquisitions and development.

•                  Interest costs on secured debt increased by $27.8 million as the result of the increase in borrowings in 2006.

•                  Offsetting the above increases, capitalized interest increased by $26.8 million as the result of increased development activities.

Depreciation and Amortization Expense

Depreciation and amortization increased from $203.1 million in 2005 to $232.7 million in 2006 as the result of increases in our held-for-rental asset base from acquisitions and developments placed in service during 2005 and 2006.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third party property owners. Earnings from Service Operations increased from $44.3 million in 2005 to $53.2 million in 2006. The following are the factors related to the increase in earnings from Service Operations in 2006.

•                  Our Service Operations building development and sales program, whereby a building is developed or repositioned by us and then sold soon after completion, is a significant component of earnings from operations and is often a significant driver of fluctuations in earnings from Service Operations between periods. During 2006, we generated pre-tax gains of $44.6 million from the sale of nine properties compared to $29.9 million from the sale of ten properties in 2005. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

•                  Partially offsetting the increased 2006 gains from our Service Operations building development and sales program was the effect of a decreased focus on third-party construction services as well as the fact that in the first quarter of 2005, we recognized $2.7 million of a non-recurring deferred gain associated with the sale of our landscaping operations in 2001.

General and Administrative Expense

General and administrative expense increased from $31.0 million in 2005 to $35.8 million in 2006. General and administrative expenses are comprised of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses from 2005 was largely attributable to an increase in our overall pool of overhead costs to support our current and anticipated future growth.

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

Accounting for Joint Ventures: We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”); Accounting Research Bulletin No. 51, Consolidated Financial Statements; and Statement of Financial Accounting Standard (“SFAS”) No. 94,  Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development. We consolidate those joint ventures that are considered to be variable interest entities where we are the primary beneficiary.  For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

To the extent that we contribute assets to a joint venture, our investment in joint venture is recorded at our cost basis in the assets that were contributed to the joint venture.  To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture.  In accordance with the provisions of SOP 78-9 and SFAS No. 66, Accounting for Sales of Real Estate, we recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

Acquisition of Real Estate Property and Related Assets: In accordance with SFAS 141, Business Combinations, we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.

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

Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform in-house credit reviews and analyses on major existing tenants and all significant leases before they are executed. We have established the following procedures and policies to evaluate the collectibility of outstanding receivables and record allowances:

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

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•                  working capital;

•                  net cash provided by operating activities; and

•                  proceeds received from real estate dispositions

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings needed to fund such expenditures during periods of high leasing volume.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily from the following sources:

•                  issuance of additional equity, including General Partner common stock and preferred equity;

•                  issuance of additional debt securities;

•                  undistributed cash provided by operating activities; and

•                  proceeds received from real estate dispositions.

We do not believe the state of the credit markets will adversely affect our ability to secure long-term financing.

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

We are subject to risks of decreased occupancy through market conditions, as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. However, we believe that these risks may be mitigated by our relatively strong market presence in most of our markets and the fact that we perform in-house credit reviews and analyses on major tenants and all significant leases before they are executed.

Debt and Equity Securities

We had an unsecured line of credit available at December 31, 2007.  During 2007, the borrowing capacity on this line of credit was increased from $1.0 billion to $1.3 billion. Additionally, in July 2007, one of our consolidated majority owned subsidiaries entered into a lending agreement that included an additional unsecured line of credit.  Our unsecured lines of credit as of December 31, 2007 are described as follows (in thousands):

	Borrowing	Maturity	Outstanding Balance
Description	Capacity	Date	at December 31, 2007
Unsecured Line of Credit	$1,300,000	January 2010	$543,000
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$3,067

We use our line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  The interest rate on the amounts outstanding on the unsecured line of credit as of December 31, 2007 was LIBOR plus .525%, which for borrowings outstanding at December 31, 2007 ranged from 5.355% to 5.775%. Our line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of December 31, 2007, we were in compliance with all covenants under our line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 5.73% for outstanding borrowings as of December 31, 2007).  The unsecured line of credit is used to fund development activities within the consolidated subsidiary.  The consolidated subsidiary’s unsecured line of credit matures in July 2011 with a 12-month extension option.

At December 31, 2007, the General Partner and the Partnership had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt securities. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations.  We were in compliance with all such covenants as of December 31, 2007.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005

Recurring tenant improvements	$45,296	$41,895	$60,633
Recurring leasing costs	32,238	32,983	33,175
Building improvements	8,402	8,122	15,232
Totals	$85,936	$83,000	$109,040

Distributions

In order to qualify as a REIT for federal income tax purposes, the General Partner must currently distribute at least 90% of its taxable income to its shareholders. We paid distributions per unit of $1.91, $1.89 and $1.87 for the years ended December 31, 2007, 2006 and 2005, respectively. We also paid a one-time special distribution of $1.05 per unit in 2005 as a result of the significant gain realized from an industrial portfolio sale. We expect to continue to distribute taxable earnings to meet the requirements of the General Partner to maintain its REIT status. However, distributions are declared at the discretion of the General Partner’s board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner’s board of directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2007 totaled $4.3 billion with a weighted average interest rate of 5.74% maturing at various dates through 2028. We had $3.2 billion of unsecured notes, $546.1 million outstanding on our unsecured lines of credit and $524.4 million of secured debt outstanding at December 31, 2007. Scheduled principal amortization and maturities of such debt totaled $249.8 million for the year ended December 31, 2007 and $146.4 million of secured debt was transferred to unconsolidated subsidiaries in connection with the contribution of properties in 2007.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2007 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2008	$10,960	$268,968	$279,928	5.04%
2009	10,578	275,000	285,578	7.37%
2010	10,253	718,000	728,253	5.49%
2011	10,188	1,036,206	1,046,394	5.12%
2012	8,017	201,216	209,233	5.89%
2013	7,897	150,000	157,897	4.71%
2014	7,942	272,111	280,053	6.44%
2015	6,006	-	6,006	6.14%
2016	4,944	490,900	495,844	6.16%
2017	4,054	450,000	454,054	5.95%
2018	2,698	300,000	302,698	6.16%
Thereafter	20,522	50,000	70,522	6.84%
	$104,059	$4,212,401	$4,316,460	5.74%

Historical Cash Flows

Cash and cash equivalents were $47.0 million and $68.2 million at December 31, 2007 and 2006, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

		Years Ended December 31,
	2007	2006	2005
Net Cash Provided by Operating Activities	$323.0	$272.4	$409.6
Net Cash Provided by (Used for) Investing Activities	(434.5)	(1,234.0)	322.7
Net Cash Provided by (Used for) Financing Activities	90.4	1,002.9	(711.2)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity.  Highlights of such activity are as follows:

•                  During the year ended December 31, 2007, we incurred Service Operations building development costs of $281.1 million, compared to $281.7 million and $83.4 million for the years ended December 31, 2006 and 2005, respectively. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of build-for-sale projects under construction as of December 31, 2007, has anticipated total costs upon completion of $455.8 million.

•                  We sold 15 Service Operations buildings in 2007 compared to nine in 2006 and ten in 2005, receiving net proceeds of $232.6 million, $181.8 million and $113.0 million, respectively. We recognized pre-tax gains of $34.7 million, $49.0 million and $29.9 million on these sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•                  Sales of land and depreciated property provided $480.9 million in net proceeds in 2007, compared to $180.8 million in 2006 and $1.1 billion in 2005. We sold portfolios of eight suburban office properties in our Cleveland market and twelve industrial properties in our St. Louis market during 2007, which together provided $203.5 million of the net proceeds received in 2007. We sold a portfolio of eight industrial properties in our Cleveland market during 2006, which provided $69.8 million of the net proceeds received in 2006.  An industrial portfolio sale provided $955.0 million of the $1.1 billion of proceeds received in 2005. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•                  We received financing distributions from unconsolidated subsidiaries (as a result of the sale of properties or recapitalization) of $235.8 million in 2007, compared to $296.6 million in 2006.

•                  Development costs for our held for rental portfolio increased to $451.2 million for the year ended December 31, 2007, from $385.5 million and $210.0 million for the years ended December 31, 2006 and 2005, respectively. Management anticipated this continued increase, as a commitment to development activity was part of our strategic plan for 2007.

•                  During 2007, we paid cash of $117.4 million for real estate acquisitions, including both $36.1 million for the Bremner acquisition (with the remaining $11.0 million paid through the issuance of Units of the Partnership) and $55.4 million for a portfolio of industrial properties located in Seattle, Virginia and Houston, compared to $735.3 million in 2006 and $285.3 million in 2005.  In addition, we paid cash of $317.3 million for undeveloped land in 2007, compared to $435.9 million in 2006 and $135.8 million in 2005.  The most significant activity in 2006 consisted of the purchase of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $867.6 million (of which $713.5 million was paid in cash) and the purchase of a portfolio of industrial properties in Savannah, Georgia for $196.2 million (of which $125.9 million was paid in cash).

Financing Activities

The overall decline in cash provided by (used for) financing activities is a result of the financing that was required for the significant acquisitions in 2006.  Specifically, the following items highlight major fluctuations in net cash flow related to financing activities:

•                  In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in 2018.  The proceeds were used to partially pay down our unsecured line of credit.  Our primary borrowing activity in 2006 consisted of a $700.0 million secured term loan obtained in February 2006, which was priced at LIBOR +.525% and was paid in full in August 2006 with proceeds from two unsecured debt issuances:  $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011.

•                  In August 2007, we repaid $100.0 million of 7.375% senior unsecured notes on the scheduled maturity date.

•                  In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.  The net proceeds of the offering were used to partially pay down our $1.3 billion unsecured line of credit.

•                  Also in October 2007, the General Partner redeemed all of the outstanding shares of its 7.990% Series B Cumulative Redeemable Preferred Stock at the liquidation amount of $132.3 million.

•                  In November 2007, we repaid $100.0 million of 3.5% senior unsecured notes on the scheduled maturity date.

Credit Ratings

The General Partner and the Partnership are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody’s Investors Service and Standard and Poor’s Ratings Group. We have been assigned ratings of BBB+ and Baa1, respectively, by Standard and Poor’s Ratings Group and Moody’s Investors Service.

The General Partner and the Partnership also received investment grade credit ratings from the same rating agencies on the General Partner’s preferred stock.  The General Partner has been assigned ratings of BBB and Baa2, respectively, by Standard and Poor’s Ratings Group and Moody’s Investors Service.

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

In November 2007, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The swaps qualify for hedge accounting, with any changes in fair value recorded in Other Comprehensive Income (“OCI”). At December 31, 2007, the fair value of these swaps was approximately $6.2 million in a liability position as the effective rate on the swaps was higher than current interest rates at December 31, 2007.

In July 2007, we entered into a $21.0 million cash flow hedge through an interest rate swap to fix the rate on $21.0 million of floating rate term debt, issued by one of our consolidated majority owned subsidiaries, which matures in July 2011.  The swap qualifies for hedge accounting, with any changes in fair value recorded in OCI.  At December 31, 2007, the fair value of this swap was approximately $1.1 million in a liability position.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI. In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated.  The settlement amount received of $10.7 million will be recognized to earnings through a reduction of interest expense over the term of the hedged cash flows.  The ineffective portion of the hedge was insignificant.

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

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated companies that own and operate rental properties and hold land for development. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet.

Our investments in and advances to unconsolidated companies represents approximately 8% of our total assets as of December 31, 2007. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2007 and 2006, respectively (in thousands, except percentage data):

	Operating		Development
	Joint Ventures		Joint Ventures		Total
	2007	2006	2007	2006	2007	2006
Land, buildings and tenant improvements, net	$1,543,467	$ 1,336,929	$227,875	$66,080	$1,771,342	$1,403,009
Construction in progress	41,157	6,488	64,639	101,473	105,796	107,961
Land held for development	27,558	1,932	86,695	89,348	114,253	91,280
Other assets	158,978	116,442	35,638	32,138	194,616	148,580
	$1,771,160	$1,461,791	$414,847	$289,039	$2,186,007	$1,750,830

Indebtedness	$ 873,611	$ 68,807	$115,509	$49,163	$ 989,120	417,970
Other liabilities	50,347	46,226	174,121	123,942	224,468	170,168
	923,958	415,033	289,630	173,105	1,213,588	588,138
Owners’ equity	847,202	1,046,758	125,217	115,934	972,419	1,162,692
	$1,771,160	$1,461,791	$414,847	$289,039	$2,186,007	$1,750,830

Rental revenue	$207,584	$155,162	$8,271	$2,024	$215,855	$157,186
Net income (loss)	$40,099	$66,059	$1,626	$(74)	$41,725	$65,985

Total square feet	34,046	32,372	4,491	3,323	38,537	35,695
Percent leased	92.67%	92.79%	73.28%	48.67%	90.34%	88.69%
Partnership
ownership percentage	10%-50%	10%-50%	50%	50%

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2007, we are subject to certain contractual payment obligations as described in the table below:

		Payments due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (1)	$5,048,222	$483,093	$477,318	$354,520	$1,201,778	$324,149	$2,207,364
Lines of credit (2)	608,569	30,116	30,116	545,170	3,167	-	-
Share of mortgage debt of unconsolidated joint ventures (3)	996,309	46,570	81,073	183,496	36,245	74,760	574,165
Ground leases	96,388	2,289	2,483	2,606	2,654	2,743	83,613
Operating leases	726	443	215	44	18	6	-
Development and construction
backlog costs (4)	771,111	707,611	63,500	-	-	-	-
Future land and building acquisitions (5)	158,904	158,904	-	-	-	-	-
Service contracts (6)	3,590	2,314	875	155	133	113	-
Other (7)	3,196	355	356	358	359	594	1,174
Total Contractual Obligations	$7,687,015	$1,431,695	$655,936	$1,086,349	$1,244,354	$402,365	$2,866,316

(1)   Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2007.

(2)   Our unsecured lines of credit consist of an operating line of credit that matures January 2010 and the line of credit of a consolidated subsidiary that matures July 2011.

(3)   Our share of unconsolidated mortgage debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2007.

(4)   Represents estimated remaining costs on the completion of held-for-rental, build-for-sale and third-party construction projects.

(5)   These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions. In most cases we may withdraw from land purchase contracts with the seller’s only recourse being earnest money deposits already made.

(6)   Service contracts defined as those, which cover periods greater than one year and are not cancelable without cause by either party.

(7)   Represents other contractual obligations.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2007, 2006 and 2005, respectively, we received from these unconsolidated companies management fees of $7.1 million, $4.4 million and $4.8 million, leasing fees of $4.2 million, $2.9 million and $4.3 million and construction and development fees of $13.1 million, $19.1 million and $2.0 million. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

We have guaranteed the repayment of $79.3 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of seven of our unconsolidated subsidiaries. At December 31, 2007, the outstanding balance on these loans was approximately $219.8 million. Additionally, we guaranteed $29.0 million of secured indebtedness related to a property sold to a third party in 2006. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisitions of land and buildings totaling $158.9 million. In most cases we may withdraw from land purchase contracts with the seller’s only recourse being earnest money deposits already made.

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

Recent Accounting Pronouncements

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. As of December 31, 2007, tax returns for the calendar years 2004 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect SFAS 157 to have a material effect when adopted.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  We will not elect the Fair Value Option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS 160”).  SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  SFAS 141R will be applied to business combinations occurring after the effective date.  SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our results of operations and financial position.

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate secured debt	$54,248	$9,868	$9,503	$ 21,542	$8,403	$411,859	$515,423	$482,655
Weighted average interest rate	5.77%	6.95%	6.88%	7.17%	6.74%	6.04%

Variable rate secured debt	$680	$710	$750	$785	$830	$5,215	$8,970	$8,970
Weighted average interest rate	3.73%	3.72%	3.71%	3.70%	3.70%	3.87%

Fixed rate unsecured notes	$225,000	$275,000	$175,000	$1,021,000	$200,000	$1,350,000	$3,246,000	$3,148,645
Weighted average interest rate	4.87%	7.39%	5.37%	5.08%	5.87%	6.06%

Unsecured lines of credit	$-	$-	$ 543,000	$3,067	$-	$-	$ 546,067	$ 546,067
Rate at December 31, 2007	N/A	N/A	5.51%	5.73%	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

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

Management’s annual report on internal control over financial reporting and the audit report of our registered public accounting firm are included in Item 15 of Part IV under the headings “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 for which no Form 8-K was filed.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not have any directors or officers. The following is a summary of the executive officers of the General Partner as of January 1, 2008:

Dennis D. Oklak, age 54.  Mr. Oklak was named Chief Executive Officer of the General Partner in April 2004, and was elected Chairman of the General Partner’s Board of Directors in April 2005. He was Co-Chief Operating Officer from April 2002 through January 2003, at which time he was named President and Chief Operating Officer. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer in 1997. From 1986 through 1997, Mr. Oklak served in various financial positions of the General Partner. He is also a member of the board of directors of recreational vehicle manufacturer Monaco Coach Corporation and the board of directors of the Central Indiana Corporate Partnership. Mr. Oklak also serves on the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Oklak has served as a director of the General Partner since 2004.

Matthew A. Cohoat, age 48. Mr. Cohoat was named Executive Vice President and Chief Financial Officer of the General Partner on January 1, 2004. From 1990 through 2003, Mr. Cohoat held various positions in financial areas of the General Partner. Mr. Cohoat currently is a member of the board of directors of the Indiana Golf Association Foundation, the Western Golf Association, and United Way of Central Indiana. Additionally, Mr. Cohoat is Vice Chair of the board of directors of Cathedral High School, Treasurer of the board of directors of the Indianapolis Zoo, and secretary of the advisory council of St. Mary’s Child Center.

Robert M. Chapman, age 54.  Mr. Chapman has served as Chief Operating Officer of the General Partner since August 2007.  He served as Senior Executive Vice President, Real Estate Operations, from November 2003 to July 2007. From 1999 through November 2003, Mr. Chapman served in various real estate investment and operating positions of the General Partner. Mr. Chapman serves as a director for Rock-Tenn Company, a leading manufacturer of packaging products, merchandising displays and bleached and recycled paperboard.

Howard L. Feinsand, age 60.  Mr. Feinsand has served as the General Partner’s Executive Vice President and General Counsel since 1999 and, since 2003, also has served as the General Partner’s Corporate Secretary. Mr. Feinsand served on the General Partner’s board of directors from 1988 to January 2003. Mr. Feinsand serves as vice chair of the board of directors of The Alliance Theatre at the Woodruff Arts Center in Atlanta, Georgia, the predominant regional theatre for the southeastern United States. Mr. Feinsand is a director of the Center for Jewish Educational Experiences and a trustee of the Jewish Federation of Greater Atlanta.

Steven R. Kennedy, age 51. Mr. Kennedy was named as the General Partner’s Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President. Mr. Kennedy serves as Vice Chair of the advisory council for Purdue University’s School of Engineering.

All other information required by this item is contained in the General Partner’s Proxy Statement and is herein incorporated by this reference.

Item 11.  Executive Compensation

The information required by Item 11 is contained in the General Partner’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in the General Partner’s Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is contained in the General Partner’s Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is contained in the General Partner’s Proxy Statement, which herein is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Annual Report:

1.    Consolidated Financial Statements

The following Consolidated Financial Statements, together with the Management’s Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Operations, Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows, Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Partners’ Equity, Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.     Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.     Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1(i)

Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(i)

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.2(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

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

3.2(x)

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated April 30, 2007, deleting those exhibits setting forth the rights of the Partnership’s previously issued Series A Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series H Preferred Units and Series I Preferred Units, (filed as Exhibit 3.2(x) to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(xi)

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated April 30, 2007, deleting those exhibits setting forth the rights of the Partnership’s previously issued Series B Preferred Units.*

3.2(xii)

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 8.375% Series O Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on February 27, 2008, and incorporated herein by this reference).

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

4.1(vii)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibits A, D, E, F, H and I and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 7, 2007, File No. 001-09044, and incorporated herein by this reference).

4.1(viii)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibit B and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the General Partner’s Annual Report on Form 10-K as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).

4.1(ix)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 8.375% Series O Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the General Partner’s Registration Statement on Form 8-A, as filed with the SEC on February 22, 2008, File No. 001-09044, and incorporated herein by this reference).

4.2(i)

Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

4.2(ii)

Amendment No. 1 to the Third Amended and Restated By-Laws of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 7, 2008, File No. 001-09044, and incorporated herein by this reference).

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

4.4(iv)

Third Supplemental Indenture, dated as of September 11, 2007, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (filed as exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on September 12, 2007, and incorporated herein by this reference).

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

10.3(i)

1995 Key Employee Stock Option Plan of the General Partner (filed as Exhibit 10.13 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.3(ii)

Amendment One to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iii)

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iv)

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(v)

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vi)

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vii)

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(viii)

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(ix)

Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.3(x)

Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.4(i)

1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.4(ii)

Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iii)

Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iv)

Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(v)

Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(vi)

Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.5(i)

1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.5(ii)

Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.6(i)

1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.6(ii)

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.6(iii)

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(i)

2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).#

10.7(ii)

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(iii)

Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 5, 2004, File No. 001-09044, and incorporated herein by this reference).#

10.7(iv)

Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 2, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.8(i)

Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(ii)

Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iii)

Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iv)

Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(v)

Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 4, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(i)

Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.9(ii)

Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.21(ii) to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2007, File No. 001-09044, and incorporated herein by this reference).#

10.9(iii)

Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(iv)

Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the General Partner’s Registration Statement on Form S-8, as filed with the SEC on March 24, 2004, File No. 333-113907, and incorporated herein by this reference).#

10.10(i)

Duke Realty Corporation 2005 Long-Term Incentive Plan (filed as Appendix A to the General Partner’s Definitive Proxy Statement on Schedule 14A, dated March 16, 2005, as filed with the SEC on March 16, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(ii)

Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iii)

Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iv)

Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(v)

Duke Realty Corporation 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(i)

Duke Realty Corporation Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(ii)

Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on October 31, 2005, File No. 001-09044, and incorporated by this reference).#

10.11(iii)

Amendment Two to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, File No. 001-09044, and incorporated by this reference).#

10.11(iv)

Amendment Three to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated by this reference).#

10.12

Duke Realty Corporation 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.13

Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.14

Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner, as the General Partner of Duke Realty Limited Partnership, and the following executive officers: Dennis D. Oklak, Robert M. Chapman, Matthew A. Cohoat, Howard L. Feinsand and Steven R. Kennedy (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).#

10.15

Term Loan Agreement, Dated May 31, 2005, by and between Duke Realty Limited Partnership, the General Partner, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005, File No. 001-09044, and incorporated herein by this reference).

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

10.17(i)

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

10.17(ii)

First Amendment to the Fifth Amended and Restated Revolving Credit Agreement, dated November 13, 2007, by and between Duke Realty Limited Partnership, Duke Realty Corporation, JP Morgan Chase Bank, N.A., and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 15, 2007, File No. 000-20625, and incorporated herein by this reference).

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

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

12.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.1	List of the Duke Realty Limited Partnership’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* * *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* * *

99.1	Selected Quarterly Financial Information.*

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

Management’s Report on Internal Control

We, as management of Duke Realty Limited Partnership and its subsidiaries (the “Partnership”), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the General Partner’s principal executive and principal financial officers, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedure that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

The independent registered public accounting firm of KPMG LLP, as auditors of the Partnership’s consolidated financial statements, has issued an audit report on the Partnership’s internal control over financial reporting.

/s/ Dennis D. Oklak	/s/ Matthew A. Cohoat
Dennis D. Oklak	Matthew A. Cohoat
Chairman and Chief Executive Officer of the General Partner	Executive Vice President and Chief Financial Officer of the
(Principal Executive Officer)	General Partner
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Partners of

Duke Realty Limited Partnership:

We have audited the consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the “Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and partners’ equity for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule III. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
March 6, 2008

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2007	2006
ASSETS

Real estate investments:
Land and improvements	$872,372	$844,091
Buildings and tenant improvements	4,600,408	4,211,602
Construction in progress	412,729	359,765
Investments in and advances to unconsolidated companies	601,801	628,323
Land held for development	912,448	737,752
	7,399,758	6,781,533
Accumulated depreciation	(951,375)	(867,079)

Net real estate investments	6,448,383	5,914,454

Real estate investments and other assets held-for-sale	273,591	512,925

Cash and cash equivalents	47,046	68,154
Accounts receivable, net of allowance of $1,359 and $1,088	29,009	24,118
Straight-line rent receivable, net of allowance of $2,886 and $1,915	110,737	105,319
Receivables on construction contracts, including retentions	66,925	64,768
Deferred financing costs, net of accumulated amortization of $29,170 and $19,492	55,986	62,277
Deferred leasing and other costs, net of accumulated amortization of $150,702 and $127,155	374,635	311,553
Escrow deposits and other assets	254,339	174,636
	$7,660,651	$7,238,204

LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$524,393	$515,192
Unsecured notes	3,246,000	3,129,653
Unsecured lines of credit	546,067	317,000
	4,316,460	3,961,845

Liabilities of properties held for sale	8,954	155,185

Construction payables and amounts due subcontractors, including retentions	142,655	136,508

Accrued expenses:
Real estate taxes	63,796	59,273
Interest	54,631	52,106
Other	56,901	62,078
Other liabilities	149,172	119,765
Tenant security deposits and prepaid rents	34,535	31,121
Total liabilities	4,827,104	4,577,881

Minority interest	2,650	1,080

Partners’ equity:
General Partner:
Common equity	2,011,316	1,625,958
Preferred equity (liquidation preferences of $744,000 and $876,250)	744,000	876,250
	2,755,316	2,502,208
Limited Partners’ common equity	76,860	151,600
Accumulated other comprehensive income (loss)	(1,279)	5,435
Total partners’ equity	2,830,897	2,659,243

	$7,660,651	$7,238,204

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per unit amounts)

	2007	2006	2005
RENTAL OPERATIONS
Revenues:
Rental revenue from continuing operations	$794,488	$743,543	$602,062
Equity in earnings of unconsolidated companies	29,381	38,004	29,549
	823,869	781,547	631,611
Operating expenses:
Rental expenses	176,674	169,077	138,873
Real estate taxes	98,135	83,735	72,798
Interest expense	168,358	170,484	106,047
Depreciation and amortization	271,623	232,739	203,081
	714,790	656,035	520,799
Earnings from continuing rental operations	109,079	125,512	110,812

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	280,537	308,562	380,173
General contractor costs	(246,872)	(284,633)	(348,263)

Net general contractor revenue	33,665	23,929	31,910
Service fee revenue	31,011	21,633	20,149
Gain on sale of service operations properties	34,682	44,563	29,882

Total service operations revenue	99,358	90,125	81,941

Operating expenses	47,324	36,929	37,663

Earnings from service operations	52,034	53,196	44,278

General and administrative expense	(37,680)	(35,797)	(30,962)

Operating income	123,433	142,911	124,128

OTHER INCOME (EXPENSE)
Interest and other income, net	12,134	10,450	4,637
Earnings from sale of land, net of impairment adjustments	33,422	7,791	14,202
Minority interest in earnings of subsidiaries	(3,186)	(247)	(1,438)
Income from continuing operations	165,803	160,905	141,529

Discontinued operations:
Net income from discontinued operations	7,149	11,692	20,331
Gain on sale of depreciable property, net of impairment
adjustments	121,072	46,254	223,858
Income from discontinued operations	128,221	57,946	244,189

Net income	294,024	218,851	385,718
Distributions on preferred units	(58,292)	(56,419)	(46,479)
Adjustments for redemption of preferred units	(3,483)	(2,633)	-
Net income available for common unitholders	$232,249	$159,799	$339,239

Basic net income per Common Unit:
Continuing operations	$.70	$.69	$.61
Discontinued operations	.86	.39	1.58
Total	$1.56	$1.08	$2.19
Diluted net income per Common Unit:
Continuing operations	$.69	$.68	$.61
Discontinued operations	.86	.39	1.57
Total	$1.55	$1.07	$2.18

Weighted average number of Common Units outstanding	148,459	148,069	155,059

Weighted average number of Common Units and potential dilutive
common equivalents	149,614	149,393	155,877

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$294,024	$218,851	$385,718
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of buildings and tenant improvements	214,477	206,999	204,377
Amortization of deferred leasing and other costs	63,214	47,269	49,793
Amortization of deferred financing costs	11,212	8,617	6,154
Minority interest in earnings	3,186	247	1,438
Straight-line rent adjustment	(16,843)	(20,795)	(22,519)
Earnings from land and depreciated property sales	(154,493)	(49,614)	(238,060)
Build-for-sale operations, net	(84,547)	(148,849)	(6,295)
Construction contracts, net	(25,818)	1,749	16,196
Other accrued revenues and expenses, net	23,268	26,299	15,891
Operating distributions received in excess of (less than)
equity in earnings from unconsolidated companies	(4,631)	(18,339)	(3,055)
Net cash provided by operating activities	323,049	272,434	409,638

Cash flows from investing activities:
Development of real estate investments	(451,162)	(385,516)	(209,990)
Acquisition of real estate investments and related intangible assets	(116,021)	(735,294)	(285,342)
Acquisition of land held for development	(317,324)	(435,917)	(136,321)
Recurring tenant improvements	(45,296)	(41,895)	(60,633)
Recurring leasing costs	(32,238)	(32,983)	(33,175)
Recurring building improvements	(8,402)	(8,122)	(15,232)
Other deferred leasing costs	(39,387)	(22,429)	(19,425)
Other deferred costs and other assets	944	944	(20,281)
Proceeds from land and depreciated property sales, net	480,943	180,825	1,134,667
Capital distributions from unconsolidated companies	235,754	296,573	-
Capital contributions and advances to unconsolidated companies, net	(142,330)	(50,182)	(31,599)

Net cash provided by (used for) investing activities	(434,519)	(1,233,996)	322,669

Cash flows from financing activities:
Contributions from General Partner	239,605	-	-
Payments for repurchases of Common Units	-	(101,282)	(287,703)
Proceeds from exercise of the General Partner’s stock options	1,197	6,672	3,945
Proceeds from issuance of Preferred Units, net	-	283,994	-
Payments for redemption of Preferred Units	(132,250)	(75,000)	-
Redemption of Limited Partner Units	-	-	(2,129)
Proceeds from unsecured debt issuance	340,160	1,429,497	400,000
Payments on unsecured debt	(223,657)	(350,000)	(665,000)
Proceeds from issuance of secured debt	-	1,029,426	-
Payments on secured indebtedness including principal amortization	(24,780)	(750,354)	(46,675)
Borrowings (payments) on lines of credit, net	229,067	(66,000)	383,000
Distributions to common unitholders	(283,726)	(280,713)	(290,463)
Distributions to common unitholders – special distributions	-	-	(157,904)
Distributions to preferred unitholders	(58,292)	(56,419)	(46,479)
Distributions to minority interest, net	(1,626)	930	(1,212)
Payment for capped call option	-	(26,967)	-
Cash settlement of interest rate swaps	10,747	733	-
Deferred financing costs	(6,083)	(41,659)	(599)
Net cash provided by (used for) financing activities	90,362	1,002,858	(711,219)

Net increase (decrease) in cash and cash equivalents	(21,108)	41,296	21,088

Cash and cash equivalents at beginning of year	68,154	26,858	5,770
Cash and cash equivalents at end of year	$47,046	$68,154	$26,858
Other non-cash items:
Assumption of debt for real estate acquisitions	$34,259	$217,520	$11,743
Contributions of real estate investments to, net of debt assumed by,
unconsolidated companies	$146,593	$505,440	$-
Conversion of Limited Partner Units to common shares of the
General Partner	$96,725	$23,629	$1,828
Issuance of Limited Partner Units for acquisition	$11,020	$-	$-
Common shares of the General Partner repurchased and retired, not settled	$-	$-	$9,357
Issuance of Limited Partner Units for acquisition of minority interest	$-	$-	$15,000

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Partners’ Equity

(in thousands, except per unit data)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income	Total

Balance at December 31, 2004	$2,178,442	$657,250	$191,983	$(6,547)	$3,021,128

Comprehensive Income:
Net income	309,184	46,479	30,055	-	385,718
Losses on derivative instruments	-	-	-	(571)	(571)
Comprehensive income					385,147
Capital contribution from General Partner	4,143	-	-	-	4,143
Acquisition of Partnership interest for common stock of
General Partner	18,085	-	(16,257)	-	1,828
Acquisition of property in exchange for Limited Partner Units	-	-	15,000	-	15,000
Redemption of Limited Partner Units	-	-	(2,061)	-	(2,061)
Tax benefits from employee stock plans	245	-	-	-	245
FASB 123 compensation expense	2,032	-	-	-	2,032
Retirement of Common Units	(297,060)	-	-	-	(297,060)
Distributions to preferred unitholders	-	(46,479)	-	-	(46,479)
Distributions to General Partner	(42)	-	-	-	(42)
Distributions to partners ($1.87 per Common Unit)	(265,076)	-	(25,441)	-	(290,517)
Distributions to partners ($1.05 per Common Unit) – Special	(144,052)	-	(14,068)	-	(158,120)

Balance at December 31, 2005	$1,805,901	$ 657,250	$179,211	$(7,118)	$2,635,244

Comprehensive Income:
Net income	147,726	56,419	14,706	-	218,851
Gains on derivative instruments	-	-	-	12,553	12,553
Comprehensive income	-				231,404
Capital contribution from General Partner	(2,929)	294,000	(891)	-	290,180
Acquisition of Partnership interest for common stock of
General Partner	39,918	-	(16,289)	-	23,629
Redemption of Series I Preferred units	-	(75,000)	-	-	(75,000)
Capped call option	(26,967)	-	-	-	(26,967)
Tax benefits from employee stock plans	606	-	-	-	606
Stock based compensation expense	8,892	-	-	-	8,892
Retirement of Common Units	(91,925)	-	-	-	(91,925)
Distributions to preferred unitholders	-	(56,419)	-	-	(56,419)
Distribution to General Partner	(74)	-	-	-	(74)
Distributions to partners ($1.89 per Common Unit)	(255,190)	-	(25,137)	-	(280,327)

Balance at December 31, 2006	$1,625,958	$876,250	$151,600	$5,435	$2,659,243

Effect of implementing new accounting principle	(1,717)	-	-	-	(1,717)

Balance at January 1, 2007	$1,624,241	$876,250	$151,600	$5,435	$2,657,526

Comprehensive Income:
Net income	221,175	58,292	14,557	-	294,024
Gains on derivative instruments	-	-	-	(6,714)	(6,714)
Comprehensive Income					287,310
Acquisition of Partnership interest for common
stock of General Partner	179,092	-	(82,367)	-	96,725
Redemption of Series B Preferred units	-	(132,250)	-	-	(132,250)
Unit issuance	-	-	11,020	-	11,020
Capital contribution from General Partner	239,605	-	-	-	239,605
Stock based compensation plan activity	12,979	-	-	-	12,979
Distributions to preferred unitholders	-	(58,292)	-	-	(58,292)
Distributions to partners ($1.91 per Common Unit)	(265,776)	-	(17,950)	-	(283,726)

Balance at December 31, 2007	$ 2,011,316	$ 744,000	$ 76,860	$ (1,279)	$ 2,830,897

Common Units outstanding at December 31, 2007	146,175		7,880		154,055

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner, through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 94.9% of the common Partnership interest as of December 31, 2007 (“General Partner Units”). The remaining 5.1% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partnership Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct Service Operations (see Note 8) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries, and the terms “we”, “us”, and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

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

Reclassifications

Certain 2006 and 2005 balances have been reclassified to conform to the 2007 presentation.

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

Joint Ventures

We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that our joint ventures do

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”); Accounting Research Bulletin No. 51, Consolidated Financial Statements; and Statement of Financial Accounting Standard (“SFAS”) No. 94,  Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development. We consolidate those joint ventures that are considered to be variable interest entities where we are the primary beneficiary.  For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial polices. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

To the extent that we contribute assets to a joint venture, our investment in joint venture is recorded at our cost basis in the assets that were contributed to the joint venture.  To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture.  In accordance with the provisions of SOP 78-9 and SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), we recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Cash Equivalents

Investments with an original maturity of three months or less are classified as cash equivalents.

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

We record lease termination fees when a tenant has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees represent fee-based third-party contracts and are recognized as earned based on the terms of the contract, which approximates the percentage of completion method.

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

Unbilled receivables on construction contracts totaled $33.1 million and $32.4 million at December 31, 2007 and 2006, respectively.

Property Sales

Gains on sales of all properties are recognized in accordance with SFAS 66.  The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties.  We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer (“partial sales”) and our level of future involvement with the property or the buyer that acquires the assets.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met.  Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.

Gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held-for-rental properties are classified in the investing activities section of the Consolidated Statements of Cash Flows.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table reconciles the components of basic and diluted net income per Common Unit (in thousands):

	2007	2006	2005

Basic and diluted net income available for common unitholders	$232,249	$159,799	$339,239

Weighted average number of Common Units outstanding	148,459	148,069	155,059
Dilutive units for stock-based compensation plans (1)	1,155	1,324	818
Weighted average number of Common Units and potential dilutive common equivalents	149,614	149,393	155,877

(1)   Excludes the effect of the General Partner’s outstanding stock options, as well as the Exchangeable Senior Notes (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the periods presented.

A joint venture partner in one of our unconsolidated companies has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares, which would require the issuance of additional Common Units to the General Partner. The effect of this option on earnings per unit was anti-dilutive for the years ended December 31, 2007, 2006 and 2005.

Federal Income Taxes

We recorded federal and state income taxes of $9.0 million, $7.9 million and $5.6 million for 2007, 2006 and 2005, respectively, which were primarily attributable to the earnings of our taxable REIT subsidiaries. We paid federal and state income taxes of $10.1 million, $4.3 million and $8.7 million for 2007, 2006 and 2005, respectively. The taxable REIT subsidiaries have no significant deferred income tax items.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accordingly, for stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the General Partner’s underlying common shares on the date of the grant.

Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and applied SFAS 123 to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per unit if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation for the year ended December 31, 2005 (in thousands, except per unit data):

2005

Net income available for common unitholders,	$339,239
as reported
Add: Stock-based employee compensation
expense included in net income determined
under fair value method	1,116

Deduct: Total stock-based compensation
expense determined under fair value method
for all awards	(1,285)

Pro forma net income available for common
unitholders	$339,070

Basic net income per Common Unit
As reported	$2.19
Pro forma	$2.19

Diluted net income per Common Unit
As reported	$2.18
Pro forma	$2.18

Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment, (“SFAS 123(R)”), using the modified prospective application method. Under this method, as of  January 1, 2006, we applied the provisions of SFAS 123(R) to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

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

If a derivative qualifies as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income to the extent the hedge is effective, while the ineffective portion of the derivative’s change in fair value is recognized in earnings. Gains and losses on our interest rate protection agreements are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(3)           Significant Acquisitions and Dispositions

Acquisitions

We acquired total income producing real estate related assets of $219.9 million, $948.4 million and $295.6 million in 2007, 2006 and 2005, respectively.

In December 2007, in order to further establish our property positions around strategic port locations, we purchased a portfolio of five industrial buildings, in Seattle, Virginia and Houston, as well as approximately 161 acres of undeveloped land and a 12-acre container storage facility in Houston.  The total price was $89.7 million and was financed in part through assumption of secured debt that had a fair value of $34.3 million.  Of the total purchase price, $66.1 million was allocated to in-service real estate assets, $20.0 million was allocated to undeveloped land and the container storage facility, $3.3 million was allocated to lease related intangible assets, and the remaining amount was allocated to acquired working capital related assets and liabilities.  This allocation of purchase price based on the fair value of assets acquired is preliminary. The results of operations for the acquired properties since the date of acquisition have been included in continuing rental operations in our consolidated financial statements.

In February 2007, we completed the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm.  The primary reason for the acquisition was to expand our development capabilities within the health care real estate market. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over the next three years. Approximately $39.0 million of the total purchase price was allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and its in-place workforce.  The results of operations for Bremner since the date of acquisition have been included in continuing operations in our consolidated financial statements.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below (in thousands):

Operating rental properties	$602,011
Land held for development	154,300
Total real estate investments	756,311

Other assets	10,478
Lease related intangible assets	86,047
Goodwill	14,722
Total assets acquired	867,558

Debt assumed	(148,527)
Other liabilities assumed	(5,829)
Purchase price, net of assumed liabilities	$713,202

In December 2006, we contributed 23 of these in-service properties acquired from the Mark Winkler Portfolio with a basis of $381.6 million representing real estate investments and acquired lease related intangible assets to two new unconsolidated subsidiaries. Of the remaining nine in-service properties, eight were contributed to these two unconsolidated subsidiaries in 2007 and one remains in continuing operations as of December 31, 2007. The eight properties contributed in 2007 had a basis of $298.4 million representing real estate investments and acquired lease related intangible assets, and debt secured by these properties of $146.4 million was also assumed by the unconsolidated subsidiaries.

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

The primary acquisition in 2005 was that of a suburban office portfolio in our Chicago market for a purchase price of approximately $257.6 million. The results of operations for the six properties in this portfolio have been included in continuing rental operations in our consolidated financial statements since the date of acquisition.

Dispositions

In March 2007, as part of our capital recycling program, we sold a portfolio of eight suburban office properties totaling 894,000 square feet in the Cleveland market. The sales price totaled $140.4 million, of which we received net proceeds of $139.3 million. We also sold a portfolio of twelve flex and light industrial properties in July 2007, totaling 865,000 square feet in the St. Louis market, for a sales price of $65.0 million, of which we received net proceeds of $64.2 million.

On September 29, 2005, we completed the sale of a portfolio of 212 real estate properties, consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land (the “Industrial Portfolio Sale”). The sales price totaled $983 million, of which we received net proceeds of $955.0 million after the settlement of certain liabilities and transaction costs. Portions of the proceeds were used to pay down $423.0 million outstanding on our unsecured line of credit and the entire outstanding balance on our $400.0 million term loan. The 2005 operations and gain associated with the properties in the Industrial Portfolio Sale have been reclassified to

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

discontinued operations. As a result of the taxable income generated by the sale, a one-time special cash distribution of $1.05 per unit was paid to our common unitholders in the fourth quarter of 2005.

(4)                                 Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2007, 2006 and 2005, respectively, we received from these unconsolidated companies management fees of $7.1 million, $4.4 million and $4.8 million, leasing fees of $4.2 million, $2.9 million and $4.3 million and construction and development fees of $13.1 million, $19.1 million and $2.0 million. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

(5)                                 Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	2007	2006	2005
Rental revenue	$215,855	$157,186	$163,447
Net income	$41,725	$65,985	$57,561

Land, buildings and tenant improvements, net	$1,771,342	$1,403,009
Construction in progress	105,796	107,961
Land held for development	114,253	91,280
Other assets	194,616	148,580
	$2,186,007	$1,750,830

Indebtedness	$989,120	$417,970
Other liabilities	224,468	170,168
	1,213,588	588,138
Owners’ equity	972,419	1,162,692
	$2,186,007	$1,750,830

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2007 are as follows (in thousands):

Year	Future Repayments
2008	$2,190
2009	38,869
2010	146,885
2011	9,938
2012	44,778
Thereafter	139,361
$382,021

(6)                                 Discontinued Operations and Assets Held for Sale

We classified the operations of 302 buildings as discontinued operations as of December 31, 2007. These 302 buildings consist of 253 industrial, 48 office and one retail properties. Of these properties, 32 were sold during 2007, 21 properties were sold during 2006, 234 properties were sold during 2005 and 15 operating properties are classified as held-for-sale at December 31, 2007.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table illustrates operations of the buildings reflected in discontinued operations for the years ended December 31 (in thousands):

	2007	2006	2005
Revenues	$ 41,117	$77,975	$166,235
Expenses:
Operating	17,187	28,613	57,335
Interest	10,666	16,022	37,223
Depreciation and Amortization	6,068	21,529	51,089
General and Administrative	47	119	257
Income from discontinued operations,
before gain on sales	7,149	11,692	20,331
Gain on sale of property, net of
impairment adjustments	121,072	46,254	223,858

Income from discontinued operations	$128,221	$57,946	$244,189

At December 31, 2007, we classified 15 properties as held-for-sale and included in discontinued operations.  Additionally, we have classified nine in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial. The following table illustrates aggregate balance sheet information of the aforementioned 15 properties included in discontinued operations, as well as the nine held-for-sale properties whose results are included in continuing operations at December 31, 2007 (in thousands):

	Properties Included in Discontinued Operations	Properties Included in Continuing Operations	Total Held-for-Sale Properties
Balance Sheet:
Real estate investments, net	$132,194	$122,556	$254,750
Other assets	10,152	8,689	18,841
Total assets held-for-sale	$142,346	$131,245	$273,591

Accrued expenses	$3,586	$333	$3,919
Other liabilities	1,011	4,024	5,035
Total liabilities held-for-sale	$4,597	$4,357	$8,954

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

We recorded impairment adjustments on depreciable properties of $266,000 and $3.7 million in 2006 and 2005, respectively.  No impairment adjustments were recorded on depreciable properties in 2007.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)                                 Indebtedness

Indebtedness at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Fixed rate secured debt, weighted average interest rate of 6.11% at December 31, 2007, and 6.21% at December 31, 2006, maturity dates ranging from 2008 to 2026	$515,423	$652,886

Variable rate secured debt, weighted average interest rate of 3.35% at December 31, 2007, and 3.79% at December 31, 2006, maturity dates ranging from 2014 to 2025	8,970	9,615

Fixed rate unsecured debt, weighted average interest rate of 5.73% at December 31, 2007,
and 5.67% at December 31, 2006, maturity dates ranging from 2008 to 2028	3,246,000	3,125,157

Unsecured lines of credit, weighted average interest rate of 5.52% at December 31, 2007, and 5.82% at December 31, 2006 maturity dates ranging from 2010 to 2011	546,067	317,000

Variable rate unsecured debt, market rate of 6.2% at December 31, 2006	-	4,496

	$4,316,460	$4,109,154

The fair value of our indebtedness as of December 31, 2007, was $4.2 billion. This fair value amount was calculated using current market rates and spreads available to us on debt instruments with similar terms and maturities.

As of December 31, 2007, the $524.4 million of secured debt was collateralized by rental properties with a carrying value of $723.0 million and by letters of credit in the amount of $9.1 million.

We had an unsecured line of credit available at December 31, 2007.  During 2007, the borrowing capacity on this line of credit was increased from $1.0 billion to $1.3 billion. Additionally, in July 2007, one of our consolidated majority owned subsidiaries entered into a lending agreement that included an additional unsecured line of credit.  Our unsecured lines of credit as of December 31, 2007 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding at December 31, 2007
Unsecured Line of Credit	$1,300,000	January 2010	$543,000
Unsecured Line of Credit – Consolidated Subsidiary	$ 30,000	July 2011	$3,067

We use our line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  The interest rate on the amounts outstanding on the unsecured line of credit as of December 31, 2007 was LIBOR plus .525%, which for borrowings outstanding at December 31, 2007 ranged from  5.355% to 5.775%. Our line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of December 31, 2007, we were in compliance with all covenants under our line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 5.73% for outstanding borrowings as of December 31, 2007).  The unsecured line of credit is used to fund development activities within the consolidated subsidiary.  The consolidated subsidiary’s unsecured line of credit matures in July 2011 with a 12-month extension option.

We took the following actions during the year ended December 31, 2007, relevant to our indebtedness:

•        In August 2007, we repaid $100.0 million of 7.375% senior unsecured notes on the scheduled maturity date.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•      In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in January 2018.  This issuance was hedged with a forward starting interest rate swap that was settled and reduced the effective interest rate to 6.16%.  The net proceeds from that issuance were used to partially pay down the outstanding balance on our unsecured line of credit.

•      In November 2007, we repaid $100.0 million of 3.5% senior unsecured notes on the scheduled maturity date.

In November 2006, we issued $575.0 million of 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), which will pay interest semiannually at a rate of 3.75% per annum and mature in December 2011.

The Exchangeable Notes can be exchanged for shares of the General Partner’s common stock upon the occurrence of certain events as well as at any time beginning on August 1, 2011 and ending on the second business day prior to the maturity date.  The Exchangeable Notes had an initial exchange rate of approximately 20.4298 common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $48.95 per share of the General Partner’s common stock and an initial exchange premium of approximately 20.0% based on the price of $40.79 per share of the General Partner’s common stock on the date of the original issuance. The initial exchange rate is subject to adjustment under certain circumstances including increases in the General Partner’s rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or shares of the General Partner’s common stock at our option.

Concurrent with the issuance of the Exchangeable Notes, we purchased a capped call option on the General Partner’s common stock in a private transaction.  This capped call option allows us to buy the General Partner’s common shares, up to a maximum of approximately 11.7 million shares, from counter parties equal to the amounts of common stock and/or cash related to the excess conversion value we would pay to the holders of the Exchangeable Notes upon conversion.  The capped call option will terminate upon the earlier of the maturity date of the related Exchangeable Notes or the first day all of the related Exchangeable Notes are no longer outstanding due to conversion or otherwise.  The capped call option, which cost $27.0 million, was recorded as a reduction of partners’ equity and effectively increased the conversion price to 40% above the General Partner’s stock price on the issuance date.  The fair value of the capped call option was $1.9 million at December 31, 2007.

At December 31, 2007, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows  (in thousands):

Year	Amount
2008	$ 279,928
2009	285,578
2010	728,253
2011	1,046,394
2012	209,233
Thereafter	1,767,074
$4,316,460

The amount of interest paid in 2007, 2006 and 2005 was $225.8 million, $198.1 million and $151.3 million, respectively. The amount of interest capitalized in 2007, 2006 and 2005 was $59.2 million,  $36.3 million and $9.5 million, respectively.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)           Segment Reporting

We are engaged in three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare  properties (our healthcare properties, and other property types which are not significant are not separately presented as a reportable segment), are collectively referred to as “Rental Operations”. The third reportable segment consists of our build-to-suit for sale operations and providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

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

Other revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO information (FFO is defined below) is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.  Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Revenues
Rental Operations:
Office	$547,478	$534,369	$443,927
Industrial	219,080	194,670	148,359
Non-reportable Rental Operations segments	20,952	5,770	4,449
Service Operations	99,358	90,125	81,941
Total Segment Revenues	886,868	824,934	678,676
Other Revenue	36,359	46,738	34,876
Consolidated Revenue from continuing operations	923,227	871,672	713,552
Discontinued Operations	41,117	77,975	166,235
Consolidated Revenue	$964,344	$949,647	$879,787

Funds From Operations
Rental Operations:
Office	$339,587	$334,839	$274,940
Industrial	167,632	150,919	112,336
Non-reportable Rental Operations segments	14,382	4,372	3,335
Services Operations	52,034	53,196	44,278
Total Segment FFO	573,635	543,326	434,889
Non-Segment FFO:
Interest expense	(168,358)	(170,484)	(106,047)
Interest and other income, net	12,134	10,450	4,637
General and administrative expense	(37,680)	(35,797)	(30,962)
Gain on land sales, net of impairment	33,422	7,791	14,201
Other non-segment income (expense)	(1,922)	157	(3,875)
Minority interest	(3,186)	(247)	(1,438)
Joint venture FFO	50,085	37,774	37,964
Distributions on preferred units	(58,292)	(56,419)	(46,479)
Adjustment for redemption of preferred units	(3,483)	(2,633)	—
Discontinued operations	13,217	37,652	71,420
Consolidated basic FFO	409,572	371,570	374,310
Depreciation and amortization on continuing operations	(271,623)	(232,739)	(203,081)
Depreciation and amortization on discontinued operations	(6,068)	(21,529)	(51,089)
Partnership’s share of joint venture adjustments	(26,948)	(18,394)	(19,510)
Earnings from depreciated property sales on discontinued operations	121,072	42,089	227,513
Earnings from depreciated property sales - share of joint venture	6,244	18,802	11,096

Net income available for common unitholders	$232,249	$159,799	$339,239

The assets for each of the reportable segments as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,	December 31,
	2007	2006

Assets
Rental Operations:
Office	$3,705,928	$4,061,806
Industrial	2,313,507	1,942,992
Non-reportable Rental Operations segments	312,246	132,449
Service Operations	476,033	301,886
Total Segment Assets	6,807,714	6,439,133
Non-Segment Assets	852,937	799,071
Consolidated Assets	$7,660,651	$7,238,204

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Recurring Capital Expenditures
Office	$68,427	$ 66,449	$66,890
Industrial	16,454	16,210	42,083
Non-reportable Rental Operations segments	1,055	341	67
Total	$85,936	$83,000	$109,040

(9)                                 Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

Year	Amount
2008	$645,005
2009	634,921
2010	573,033
2011	482,761
2012	409,167
Thereafter	1,364,161
$4,109,048

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $177.2 million, $161.7 million and $151.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(10)         Employee Benefit Plans

We maintain a 401(k) plan for full-time employees.  We make matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The total expense recognized for this plan was $3.7 million, $3.9 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $9.3 million, $9.4 million and $8.1 million for 2007, 2006 and 2005, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)         Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to us in exchange for an additional interest in the Partnership.  In October 2007, the General Partner redeemed all of the outstanding shares of its 7.99% Series B Cumulative Redeemable Preferred Stock at a liquidation amount of $132.3 million. Offering costs of $3.5 million were charged against net income available to common unitholders in conjunction with the redemption of this equity.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following series of preferred units were outstanding as of December 31, 2007 (in thousands, except percentage data):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference

Series J Preferred	400	6.625%	August 29, 2008	$100,000
Series K Preferred	600	6.500%	February 13, 2009	$150,000
Series L Preferred	800	6.600%	November 30, 2009	$200,000
Series M Preferred	736	6.950%	January 31, 2011	$184,000
Series N Preferred	440	7.250%	June 30, 2011	$110,000

All series of preferred equity require cumulative distributions and have no stated maturity date (although the General Partner may redeem all such preferred units on or following their optional redemption dates at the General Partner’s option, in whole or in part).

In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.

Pursuant to the General Partner’s $750.0 million share repurchase plan that was approved by its board of directors, we paid approximately $91.9 million for the redemption of 2,266,684 of the General Partner’s common shares at an average price of $40.55 per share during the year ended December 31, 2006. From time to time, the General Partner’s management may repurchase additional common shares of the General Partner pursuant to its share repurchase plan.

(12)         Stock Based Compensation

The General Partner is authorized to issue up to 9,949,314 shares of its common stock under its stock based employee and non-employee compensation plans.

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in any period presented.

Fixed Stock Option Plans

The General Partner had options outstanding under six fixed stock option plans as of December 31, 2007. Additional grants may be made under one of those plans. Stock option awards granted under the General Partner’s stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years.  The exercise price for stock option grants is set at the fair value of the General Partner’s common stock on the day of grant.

The following table summarizes transactions under the General Partner’s stock option plans as of December 31, 2007:

		2007
		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (1)
	Shares	Price	Life	(in Millions)
Outstanding, beginning of year	3,848,925	$27.85
Granted	2,457,608	$32.23
Exercised	(371,628)	$23.02
Forfeited	(83,949)	$38.50
Outstanding, end of year	5,850,956	$29.84	7.3	$6.6
Options exercisable,
end of year	2,166,435	$25.90	4.5	$4.8

(1)          The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $26.08 at December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  This amount changes continuously based on the market prices of the General Partner’s stock.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Options granted in the years ended December 31, 2007, 2006 and 2005, respectively, had a weighted average fair value per option of $2.89, $3.60 and $3.04. As of December 31, 2007, there was $6.7 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 3.91 years. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 respectively, was $5.6 million, $11.3 million and $3.4 million.  Compensation expense recognized for fixed stock option plans was $2.3 million, $1.7 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $1.6 million, $1.6 million and $1.2 million, respectively.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	5.75% - 6.50%	6.25%	6.25%
Volatility	18.0%	20.0%	20.0%
Risk-free interest rate	3.63% - 4.78%	4.5%	3.8%
Expected life	5 years	6 years	6 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the General Partner’s employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the years ended December 31, 2007, 2006 and 2005 is based on historic, and our present expectation of future volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

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

The following table summarizes transactions for the General Partner’s performance shares for the year ended December 31, 2007:

2000 Performance Share Plan	Vested	Unvested	Total

Performance Share Plan units at
December 31, 2006	103,255	69,768	173,023
Granted	-	-	-
Vested	29,791	(29,791)	-
Forfeited		-	-
Dividend reinvestments	9,264	-	9,264
Disbursements	(4,111)	-	(4,111)
Total Performance Share Plan units
outstanding at December 31, 2007	138,199	39,977	178,176

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation expense recognized for Performance Share Plan units was $1.3 million, $1.2 million and $1.3 million for 2007, 2006 and 2005, respectively. The total vest date fair value of shares vesting during the year ended December 31, 2007 was $1.1 million.

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

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the 2005 SVP Plan. Compensation cost recognized under the 2005 SVP Plan was $1.5 million, $879,000 and $438,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes transactions for the General Partner’s awards under the 2005 SVP Plan for 2007:

		Weighted
	Number of	Average
	SVP	Grant Date
2005 Shareholder Value Plan Awards	Units	Fair Value
SVP awards at December 31, 2006	159,634	$32.63
Granted	83,580	$46.49
Vested	(67,845)	$30.64
Forfeited	(11,189)	$37.19
SVP awards at December 31, 2007	164,180	$40.20

As of December 31, 2007, there was $2.2 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of 1.73 years. All 2005 SVP Plan awards have a contractual life of three years.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes transactions for the General Partner’s RSUs, excluding dividend equivalents, for 2007:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	RSUs	Fair Value
RSUs at December 31, 2006	235,693	$33.07
Granted	96,113	$46.67
Vested	(62,353)	$33.14
Forfeited	(8,355)	$38.99
RSUs at December 31, 2007	261,098	$37.87

Compensation cost recognized for RSUs totaled $3.0 million, $2.1 million and $478,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $5.9 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 3.9 years.

(13)         Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In November 2007, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The swaps qualify for hedge accounting, with any changes in fair value recorded in Other Comprehensive Income (“OCI”). At December 31, 2007, the fair value of these swaps was approximately $6.2 million in a liability position as the effective rate on the swaps was higher than current interest rates at December 31, 2007.

In July 2007, we entered into a $21.0 million cash flow hedge though an interest rate swap to fix the rate on $21.0 million of floating rate term debt, issued by one of our consolidated majority owned subsidiaries, which matures in July 2011.  The swap qualifies for hedge accounting, with any changes in fair value recorded in OCI.  At December 31, 2007, the fair value of this swap was approximately $1.1 million in a liability position.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI.  In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated.  The settlement amount received of $10.7 million will be recognized to earnings through a reduction of interest expense over the term of the hedged cash flows.  The ineffective portion of the hedge was insignificant.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(14)         Recent Accounting Pronouncements

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 resulted in an additional tax exposure of approximately $1.7 million recorded as an adjustment to the opening balance of Distributions in Excess of Net Income. As of December 31, 2007, tax returns for the calendar years 2004 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. Our uncertain tax positions are immaterial both individually and in the aggregate primarily due to the General Partner’s tax status as a REIT.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect SFAS 157 to have a material effect when adopted.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.   This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007.  We will not elect the Fair Value Option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”).  SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  SFAS 141R will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our results of operations and financial position.

(15)         Commitments and Contingencies

We have guaranteed the repayment of $79.3 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also have guaranteed the repayment of secured and unsecured loans of seven of our unconsolidated subsidiaries. At December 31, 2007, the outstanding balance on these loans was approximately $219.8 million. Additionally, we guaranteed $29.0 million of secured indebtedness related to a property sold to a third party in 2006. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisitions of land and buildings totaling $158.9 million. In most cases we may withdraw from land purchase contracts with the seller’s only recourse being earnest money deposits already made.

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

(16)         Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its January 30, 2008, regularly scheduled board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$ 0.48	February 14, 2008	February 29, 2008
Preferred (per depositary unit):
Series J	$0.414063	February 15, 2008	February 29, 2008
Series K	$0.406250	February 15, 2008	February 29, 2008
Series L	$0.412500	February 15, 2008	February 29, 2008
Series M	$0.434375	March 17, 2008	March 31, 2008
Series N	$0.453125	March 17, 2008	March 31, 2008

In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares.

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

ALLEN, TEXAS
Allen Central Park	One Allen Center	Office	-	1,966	11,178	629	1,966	11,807	13,773	-	2007	2007

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office	-	1,269	14,697	63	1,269	14,760	16,029	3,142	1998	1999
Brookside Office Park	Brookside I	Office	-	1,625	8,594	3,926	1,492	12,653	14,145	2,834	1999	1999
Brookside Office Park	Radiant II	Office	-	831	6,755	185	831	6,940	7,771	1,229	2000	2000
Brookside Office Park	Brookside II	Office	-	1,381	11,239	2,048	1,248	13,420	14,668	3,159	2000	2000
Hembree Crest	11415 Old Roswell Road	Industrial	-	648	2,454	1,055	648	3,509	4,157	1,353	1991	1999
NorthWinds Center	Northwinds VII	Office	-	2,271	19,852	1,571	2,304	21,390	23,694	4,909	1998	1999
NorthWinds Center	Northwinds I	Office	-	1,879	15,933	1,641	1,879	17,574	19,453	3,286	1997	2004
NorthWinds Center	Northwinds II	Office	-	1,796	15,973	600	1,796	16,573	18,369	3,406	1997	2004
NorthWinds Center	Northwinds III	Office	15,931	1,868	16,114	597	1,868	16,711	18,579	3,482	1998	2004
NorthWinds Center	Northwinds IV	Office	15,162	1,844	16,089	1,727	1,844	17,816	19,660	3,669	1999	2004
NorthWinds Center	Northwinds V	Office	-	2,215	15,522	1,336	2,215	16,858	19,073	3,313	1999	2004
NorthWinds Center	Northwinds VI	Office	-	2,662	15,600	708	2,662	16,308	18,970	3,512	2000	2004
NorthWinds Center	Northwinds Village	Retail	-	704	4,453	153	710	4,600	5,310	591	2000	2004
NorthWinds Center	Northwinds Restaurant	Retail	-	202	329	-	202	329	531	51	1997	2004
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	5,874	52	998	5,926	6,924	1,250	1999	1999
Ridgeland	1345 Ridgeland Parkway	Industrial	-	488	2,186	1,068	488	3,254	3,742	769	1999	1999
Ridgeland	1335 Ridgeland Pkwy	Industrial	-	579	2,105	803	579	2,908	3,487	650	1999	1999
Preston Ridge	Preston Ridge IV	Office	-	2,777	13,300	725	2,781	14,021	16,802	3,658	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	2,341	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	1,786	1991	2003
			-
ARLINGTON HEIGHTS, ILLINOIS			-
Arlington Business Park	Atrium II	Office	-	776	6,882	2,167	776	9,049	9,825	2,479	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 West Druid Hills Drive	Office	-	473	6,731	2,489	473	9,220	9,693	2,608	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,310	2,757	794	12,067	12,861	2,836	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,485	1,308	689	7,793	8,482	1,780	1980	1999
Center Pointe Medical I and II	Center Pointe Medical I and II	Healthcare	24,067	9,697	29,308	599	9,697	29,907	39,604	500	1984	2007

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	-	386	920	269	386	1,189	1,575	301	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,130	473	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,824	649	468	3,473	3,941	973	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,603	140	410	1,743	2,153	493	1986	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,711	332	417	2,043	2,460	535	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	166	598	2,709	3,307	721	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,403	597	722	6,000	6,722	1,659	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	-	1,150	5,669	530	1,150	6,199	7,349	1,426	1999	1999
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,083	1,701	567	2,784	3,351	578	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	-	1,957	3,827	-	1,957	3,827	5,784	593	2004	2004

BATAVIA, OHIO
Mercy Hospital Clermont MOB	Mercy Hospital Clermont MOB	Healthcare	-	-	8,699	667	-	9,366	9,366	-	2005	2007

BERRY HILL, TN
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,462	46	938	6,508	7,446	1,383	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,579	259	1,812	7,838	9,650	1,795	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,552	416	1,522	5,968	7,490	1,343	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	3,321	527	471	3,848	4,319	1,436	1999	1999

BLOOMINGTON, MINNESOTA
Alpha Business Center	Alpha Business Ctr I&II	Office	-	280	1,421	367	280	1,788	2,068	431	1980	1999
Alpha Business Center	Alpha Business Ctr III&IV	Industrial	-	341	1,775	375	341	2,150	2,491	519	1980	1999
Alpha Business Center	Alpha Business Ctr V	Industrial	-	537	2,977	361	537	3,338	3,875	813	1980	1999
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	1,228	779	4,500	287	779	4,787	5,566	1,253	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	1,389	901	5,069	313	901	5,382	6,283	1,412	1979	1997
Norman Pointe Office Park	Norman Pointe I	Office	-	3,650	25,966	2,350	3,650	28,316	31,966	5,621	2000	2000
Norman Pointe Office Park	Norman Pointe II	Office	-	5,885	38,649	1,206	5,885	39,855	45,740	279	2007	2007

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

BLUE ASH, OHIO
McAuley Place	McAuley Place	Office	-	2,331	17,604	2,103	2,331	19,707	22,038	3,822	2000	2001
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	71	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	18,680	3,281	1,953	21,961	23,914	6,367	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	5,077	440	1,452	5,517	6,969	1,913	1987	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	15,911	3,446	2,459	19,357	21,816	6,049	1981	1996
Landings	Landings Building I	Office	-	4,302	17,512	301	4,302	17,813	22,115	1,171	2006	2006
Landings	Landings Building II	Office	-	4,817	9,377	2,134	4,817	11,511	16,328	318	2007	2007

BOLINGBROOK, ILLINOIS
Joliet Road Business Park	555 Joliet Road, Bolingbrook	Industrial	-	2,184	9,284	752	2,332	9,888	12,220	1,527	1967	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,453	-	3,050	4,453	7,503	632	2005	2005

BRASELTON, GEORGIA
Braselton Business Park	Braselton II	Industrial	-	1,365	8,720	1,720	1,884	9,921	11,805	1,787	2001	2001
Park 85 at Braselton	Park 85 at Braselton Bldg 625	Industrial	-	9,855	25,690	463	9,855	26,153	36,008	1,871	2004	2005

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,773	838	1,065	6,611	7,676	1,572	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,781	1,275	1,065	4,056	5,121	882	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	3,998	660	848	4,658	5,506	1,160	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	7,649	580	1,901	8,228	10,129	2,294	1997	1997
Creekside Crossing	Creekside Crossing II	Office	-	2,087	7,801	1,204	2,087	9,005	11,092	2,477	1999	1999
Creekside Crossing	Creekside Crossing III	Office	-	2,969	9,700	1,668	2,969	11,368	14,337	840	2006	2006
Creekside Crossing	Creekside Crossing IV	Office	-	2,966	8,104	651	3,010	8,711	11,721	101	2007	2007

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,578	278	703	6,853	7,556	1,831	1980	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	5,321	1,113	1,286	5,983	7,269	1,705	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,722	674	599	3,246	3,845	834	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 3	Industrial	-	758	1,891	233	837	2,045	2,882	515	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	7,324	1,331	2,397	8,337	10,734	2,617	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	4,433	509	1,354	4,667	6,021	1,049	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	2,951	2,144	1,031	4,852	5,883	1,550	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,642	1,079	2,723	5,755	8,478	801	2004	2004
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	9,014	215	4,564	9,229	13,793	1,066	2005	2005

BUFFALO, NEW YORK
Office Development	HealthNow	Office	-	11,686	54,009	3,732	11,686	57,741	69,427	-	2007	2007

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing I	Industrial	-	835	4,008	2,588	847	6,584	7,431	2,599	1989	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	840	1,180	384	1,949	2,333	623	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	9,581	1,912	890	11,493	12,383	3,276	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	5,186	571	598	5,674	6,272	1,320	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,671	840	1,068	14,487	15,555	2,271	2003	2003
Meridian Technology Center	Meridian Tech Center	Office	-	376	2,695	1,107	376	3,802	4,178	831	1986	2002
West Carmel Marketplace	Burger King (Ground Lease)	Grounds	-	848	-	189	1,037	-	1,037	-	n/a	2007

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream IV	Industrial	-	3,204	14,986	471	3,204	15,457	18,661	2,303	1994	2003
Carol Stream Business Park	Carol Stream V	Industrial	-	4,553	7,605	242	4,553	7,847	12,400	707	1986	2003
CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	-	1,230	13,365	1,877	1,230	15,242	16,472	3,641	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	-	1,538	9,835	1,907	1,618	11,662	13,280	2,720	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	10,580	1,287	1,775	11,867	13,642	2,807	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,722	529	1,308	5,045	6,353	1,151	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	337	961	3,734	4,695	879	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	5,771	326	1,382	6,097	7,479	1,318	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	5,859	2,422	1,382	8,281	9,663	2,455	2001	2001

CHANTILLY, VIRGINIA
Northridge at Westfields	15002 Northridge Dr.	Office	-	1,148	2,597	442	1,148	3,039	4,187	-	2007	2007
Northridge at Westfields	15004 Northridge Dr.	Office	-	1,305	2,981	426	1,305	3,407	4,712	-	2007	2007
Northridge at Westfields	15006 Northridge Dr.	Office	-	1,611	3,586	522	1,611	4,108	5,719	-	2007	2007

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

CHILLICOTHE, OHIO
Adena Health Pavilion	Adena Health Pavilion	Healthcare	-	-	11,738	8	-	11,746	11,746	396	2005	2007
Adena Health System OPC	Adena Health System OPC	Healthcare	-	-	2,946	1	-	2,947	2,947	266	2005	2007

CINCINNATI, OHIO
311 Elm	311 Elm	Office	-	339	5,734	1,321	346	7,048	7,394	3,955	1986	1993
312 Elm	312 Elm	Office	34,273	4,750	46,380	5,159	5,428	50,861	56,289	18,388	1992	1993
312 Plum	312 Plum	Office	-	2,539	23,832	3,736	2,590	27,517	30,107	9,825	1987	1993
One Ashview Place	One Ashview Place	Office	-	1,204	12,613	2,877	1,204	15,490	16,694	5,149	1989	1997
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,752	647	518	3,399	3,917	975	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	42,239	2,103	4,891	44,342	49,233	5,897	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,559	1,055	408	5,606	6,014	2,058	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,293	597	231	2,884	3,115	1,394	1985	1993
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	18,337	6,138	1,245	24,450	25,695	8,726	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	3,930	971	664	4,843	5,507	1,377	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	3,398	638	4,225	1,006	638	5,231	5,869	2,676	1986	1993
Kenwood Commons	8280 Kenwood Commons	Office	2,102	638	3,027	504	638	3,531	4,169	1,542	1986	1993
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,663	100	-	7,763	7,763	1,710	1999	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	12,806	1,491	3,608	14,297	17,905	3,390	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,322	1,777	2,131	13,418	15,549	3,090	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,448	680	560	2,128	2,688	571	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,347	953	560	2,300	2,860	700	1982	1997
Triangle Office Park	Triangle Office Park	Office	3,470	1,018	10,917	1,294	1,018	12,211	13,229	6,380	1965	1993

CLAYTON, MISSOURI
Interco Corporate Tower	Interco Corporate Tower	Office	-	6,150	43,068	2,555	6,150	45,623	51,773	7,890	1986	2002

COLUMBUS, OHIO
Easton	One Easton Oval	Office	-	2,789	9,946	731	2,789	10,677	13,466	2,659	1998	1998
Easton	Two Easton Oval	Office	-	2,489	16,379	1,756	2,489	18,135	20,624	4,584	1996	1998
Easton	Easton Way One	Office	-	1,874	9,181	582	1,874	9,763	11,637	2,707	2000	2000
Easton	Easton Way Two	Office	-	2,005	8,994	794	2,005	9,788	11,793	3,243	2001	2001
Easton	Easton Way Three	Office	-	2,768	11,186	93	2,768	11,279	14,047	2,823	2002	2002
Easton	Lane Bryant	Office	-	4,346	11,395	71	4,371	11,441	15,812	1,336	2005	2005
Easton	4400 Easton Commons	Office	-	1,886	7,779	988	1,886	8,767	10,653	812	2005	2005
Easton	4343 Easton Commons	Office	-	3,059	7,248	344	3,059	7,592	10,651	49	2007	2007
Polaris	1000 Polaris Parkway	Office	-	1,200	5,723	1,502	1,293	7,132	8,425	1,665	1992	1999

COPPELL, TEXAS
Freeport North	Freeport X	Industrial	-	8,198	18,852	3,031	8,198	21,883	30,081	5,300	2003	2003

DAVENPORT, FLORIDA
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	20	2,449	6,127	8,576	1,398	2002	2002

DES PLAINES, ILLINOIS
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,632	486	179	2,118	2,297	611	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	-	2,652	23,402	6,571	2,652	29,973	32,625	8,141	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	27,730	8,441	3,386	36,171	39,557	10,255	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	32,345	6,854	3,512	39,199	42,711	11,467	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	2,876	1,527	1,100	4,403	5,503	1,317	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,715	1,816	2,670	20,479	23,149	7,456	1990	1993
Tuttle Crossing	4600 Lakehurst	Office	-	1,494	12,858	560	1,524	13,388	14,912	4,915	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,406	776	717	3,182	3,899	1,067	1994	1994
Tuttle Crossing	4675 Lakehurst	Office	-	605	5,863	176	605	6,039	6,644	2,006	1995	1995
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	7,620	1,147	1,066	8,767	9,833	3,174	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	7,197	1,313	1,767	8,343	10,110	3,021	1995	1995
Britton Central	6060 Britton Parkway	Office	-	1,601	8,725	182	1,601	8,907	10,508	4,189	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,397	653	867	5,050	5,917	1,751	1997	1997
Tuttle Crossing	4725 Lakehurst	Office	-	483	9,349	759	483	10,108	10,591	3,533	1998	1998
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	8,951	1,084	1,580	10,035	11,615	3,426	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,563	1,093	1,690	12,656	14,346	4,802	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	15,431	823	4,815	16,254	21,069	4,899	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,767	199	495	2,966	3,461	776	1998	1998

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Tuttle Crossing	Atrium II, Phase I	Office	-	1,649	9,884	551	1,649	10,435	12,084	3,348	1997	1997
Tuttle Crossing	Atrium II, Phase II	Office	-	1,597	7,993	1,134	1,597	9,127	10,724	2,359	1998	1998
Tuttle Crossing	Blazer I	Office	-	904	4,511	592	904	5,103	6,007	1,445	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	14,030	821	2,400	14,299	16,699	4,943	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	6,046	736	1,016	6,782	7,798	1,853	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	8,079	1,683	1,694	9,753	11,447	2,316	2001	2001

DULUTH, GEORGIA
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	14,888	1,449	877	16,337	17,214	3,952	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	13,972	877	878	14,849	15,727	3,345	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	11,379	772	1,388	12,151	13,539	3,103	2000	2000
River Green	3450 River Green Court	Industrial	-	194	2,001	273	194	2,274	2,468	484	1989	1999
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,854	560	4,671	277	565	4,943	5,508	1,065	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	11,554	776	6,277	1,995	783	8,265	9,048	2,249	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Office	-	1,042	8,680	725	1,042	9,405	10,447	2,285	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Office	7,071	621	4,631	19	627	4,644	5,271	612	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Office	-	972	3,784	618	1,006	4,368	5,374	599	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Office	-	696	3,896	431	696	4,327	5,023	763	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	6,068	765	3,512	512	770	4,019	4,789	951	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	9,934	1,651	6,985	75	1,659	7,052	8,711	1,083	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Office	-	623	2,695	391	623	3,086	3,709	650	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Office	-	744	3,159	539	744	3,698	4,442	1,511	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,589	5,902	967	1,589	6,869	8,458	1,035	2004	2004
Business Park At Sugarloaf	Sugarloaf VII	Office	-	1,722	5,163	2,396	1,726	7,555	9,281	373	2006	2006

EAGAN, MINNESOTA
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	-	866	4,976	1,472	882	6,432	7,314	2,110	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	-	474	2,462	167	474	2,629	3,103	534	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	-	1,432	6,316	51	1,432	6,367	7,799	1,345	2000	2000
Silver Bell Commons	Silver Bell Commons	Industrial	-	1,807	6,527	1,747	1,908	8,173	10,081	2,422	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	-	671	3,847	453	700	4,271	4,971	1,046	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	-	1,250	6,738	1,095	1,266	7,817	9,083	2,011	1998	1998

EARTH CITY, MISSOURI
Earth City	Rider Trail	Office	-	2,615	10,877	2,105	2,615	12,982	15,597	3,566	1987	1997
Earth City	3300 Pointe 70	Office	-	1,186	7,357	2,516	1,186	9,873	11,059	3,448	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	3,399	1,501	783	4,900	5,683	1,954	2000	2000
Earth City	Corporate Trail Distribution	Industrial	-	2,850	6,163	659	2,850	6,822	9,672	495	2005	2005

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Office	5,211	561	2,839	821	563	3,658	4,221	854	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,124	462	2,612	228	464	2,838	3,302	514	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	3,322	395	2,292	46	397	2,336	2,733	425	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	3,050	296	1,675	427	298	2,100	2,398	435	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,393	364	2,086	172	366	2,256	2,622	423	1990	2001
Camp Creek	Clorox Company	Industrial	19,322	4,406	9,512	601	4,841	9,678	14,519	1,502	2003	2003
Camp Creek	Camp Creek Building 1200	Office	-	1,334	2,475	946	1,334	3,421	4,755	904	2004	2004
Camp Creek	3900 North Commerce	Industrial	5,321	1,059	2,967	-	1,059	2,967	4,026	331	2005	2005
Camp Creek	3909 North Commerce	Industrial	-	5,687	10,192	8,741	7,279	17,341	24,620	840	2005	2005
Camp Creek	Hartsfield Warehouse BTS	Industrial	11,930	2,065	7,076	64	2,065	7,140	9,205	455	2005	2005
Camp Creek	Camp Creek Building 1000	Office	-	1,537	2,459	1,103	1,537	3,562	5,099	385	2006	2006
Camp Creek	3000 Centre Parkway	Industrial	-	1,163	1,884	881	1,170	2,758	3,928	129	2007	2007

EVANSVILLE, INDIANA
St. Mary’s Heart Institute	St. Mary’s Heart Institute	Healthcare	-	-	20,946	1,298	-	22,244	22,244	898	2005	2007

FAIRFIELD, OHIO
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,656	331	248	1,987	2,235	632	1991	1995

FISHERS, INDIANA
Exit 5	Exit 5 Building 1	Industrial	-	822	2,695	153	822	2,848	3,670	796	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	4,134	373	749	4,507	5,256	1,603	1999	1999

FRANKLIN, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Ctr I	Industrial	-	936	6,382	2,721	936	9,103	10,039	2,371	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr II	Industrial	-	1,151	6,482	540	1,151	7,022	8,173	1,556	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr III	Industrial	-	970	5,815	84	970	5,899	6,869	1,522	1998	1999
Aspen Grove Business Center	Aspen Grove Business Center IV	Industrial	-	492	2,416	20	492	2,436	2,928	443	2002	2002
Aspen Grove Business Center	Aspen Grove Business Ctr V	Industrial	-	943	5,172	1,452	943	6,624	7,567	1,587	1996	1999

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Aspen Grove Business Center	Aspen Grove Flex Center II	Industrial	-	240	1,289	373	240	1,662	1,902	144	1999	1999
Aspen Grove Business Center	Aspen Grove Office Center I	Office	-	950	6,247	2,449	950	8,696	9,646	1,974	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center I	Industrial	-	301	1,233	630	301	1,863	2,164	443	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center III	Industrial	-	327	1,697	846	327	2,543	2,870	789	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Center IV	Industrial	-	205	861	205	205	1,066	1,271	164	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office	-	723	3,451	94	723	3,545	4,268	718	2004	2004
Aspen Grove Business Center	Aspen Corporate Center 200	Office	-	1,306	1,870	1,341	1,306	3,211	4,517	344	2005	2005
Aspen Grove Business Center	Aspen Corporate Center 400	Office	-	1,833	2,621	461	1,833	3,082	4,915	90	2007	2007
Aspen Grove Business Center	Aspen Grove Office Center II	Office	-	2,320	8,177	3,661	2,320	11,838	14,158	518	2007	2007
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,435	901	569	3,336	3,905	673	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,932	93	445	2,025	2,470	439	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	-	489	1,243	602	489	1,845	2,334	408	1990	1999

FRANKLIN PARK, ILLINOIS
O’Hare Distribution Center	O’Hare Distribution Ctr	Industrial	-	3,900	3,013	233	3,900	3,246	7,146	31	2007	2007

FRISCO, TEXAS
Duke Bridges	Duke Bridges III	Office	-	4,647	7,676	1,885	4,647	9,561	14,208	-	2007	2007

FT. WAYNE, INDIANA
Parkview Ambulatory Svcs - MOB	Parkview Ambulatory Svcs - MOB	Healthcare	-	937	10,974	526	937	11,500	12,437	75	2006	2007

GARDEN CITY, GEORGIA
Aviation Court	Aviation Court Land	Grounds	-	1,509	-	-	1,509	-	1,509	37	n/a	2006

GRAND PRAIRIE, TEXAS
Grand Lakes	Grand Lakes I	Industrial	-	8,106	13,069	316	8,040	13,451	21,491	1,149	2006	2006

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,261	1,422	2,850	24,558	27,408	6,819	1995	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	-	1,049	6,759	1,244	1,065	7,987	9,052	1,782	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	-	510	3,755	1,060	510	4,815	5,325	1,389	1999	1999
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	-	1,045	6,435	942	1,045	7,377	8,422	1,712	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	-	4,420	14,231	356	4,420	14,587	19,007	2,300	2004	2004

HANAHAN, SOUTH CAROLINA
Charleston	916 Commerce Circle	Industrial	1,079	286	1,781	79	286	1,860	2,146	-	1999	2006

HAZELWOOD, MISSOURI
Hazelwood	Lindbergh Distribution Center	Industrial	-	8,200	10,305	1,064	8,200	11,369	19,569	154	2007	2007

HEBRON, KENTUCKY
Southpark, KY	Southpark Building 4	Industrial	-	779	3,353	156	779	3,509	4,288	1,225	1994	1994
Southpark, KY	CR Services	Industrial	-	1,085	4,214	1,410	1,085	5,624	6,709	1,922	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	-	8,855	11,527	221	8,855	11,748	20,603	1,157	2006	2006
Hebron Industrial Park	Hebron Building 2	Industrial	-	6,790	9,039	380	6,791	9,418	16,209	81	2007	2007

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	4,563	1,469	8,402	497	1,543	8,825	10,368	2,375	1996	1997

HOUSTON, TEXAS
Cedar Crossing Business Park	Cedar Crossing	Industrial	12,615	6,098	9,776	-	6,098	9,776	15,874	-	2005	2007
Sam Houston Crossing	Sam Houston Crossing One	Office	-	4,016	8,535	135	4,052	8,634	12,686	-	2007	2007

HUTCHINS, TEXAS
Duke Intermodal Park	Duke Intermodal I	Industrial	-	5,290	9,641	1,091	5,290	10,732	16,022	1,399	2006	2006

INDEPENDENCE, OHIO
Corporate Plaza	Corporate Plaza I	Office	-	2,116	14,072	2,599	2,116	16,671	18,787	4,625	1989	1996
Corporate Plaza	Corporate Plaza II	Office	-	1,841	11,906	2,661	1,841	14,567	16,408	3,977	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,842	816	600	4,653	5,253	1,348	1980	1996
Freedom Square	Freedom Square II	Office	-	1,746	11,534	2,288	1,746	13,822	15,568	3,686	1987	1996
Freedom Square	Freedom Square III	Office	-	701	5,861	371	701	6,232	6,933	1,620	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,555	844	703	5,399	6,102	1,339	1979	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	12,607	991	2,193	13,598	15,791	3,953	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	13,353	918	2,190	14,271	16,461	4,194	1999	1999
Park Center Plaza	Park Center Plaza III	Office	-	2,190	11,545	2,605	2,190	14,150	16,340	3,327	2000	2000

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

INDIANAPOLIS, INDIANA
Park 100	Park 465	Industrial	-	124	759	19	124	778	902	59	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	9,280	1,354	594	10,634	11,228	3,789	1962	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,798	194	274	1,992	2,266	664	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	5,007	1,295	366	6,302	6,668	2,248	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	2,933	1,107	251	4,040	4,291	1,371	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	2,962	1,925	315	4,887	5,202	1,692	1987	1993
Keystone Crossing	8555 N. River Road	Office	-	-	5,911	1,231	-	7,142	7,142	2,069	1985	1997
One North Capitol	One North Capitol	Office	-	1,439	9,276	1,416	1,439	10,692	12,131	2,671	1980	1998
8071 Township Line Road	8071 Township Line Road	Healthcare	-	-	2,319	561	-	2,880	2,880	17	1976	2007
Park 100	Park 100 Bldg 31	Industrial	-	64	378	20	64	398	462	28	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,414	13,804	113	1,667	13,664	15,331	4,535	1994	1995
Park 100	Park 100 Building 98	Industrial	-	273	8,217	2,170	273	10,387	10,660	3,874	1968	1994
Park 100	Park 100 Building 100	Industrial	-	103	2,073	663	103	2,736	2,839	915	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,118	68	182	1,186	1,368	89	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	370	99	2,068	2,167	656	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,802	350	246	2,146	2,392	1,103	1985	1986
Park 100	Park 100 Building 116	Office	-	341	3,166	367	348	3,526	3,874	1,742	1988	1988
Park 100	Park 100 Building 118	Office	-	226	2,198	791	230	2,985	3,215	1,093	1988	1993
Park 100	Park 100 Building 119	Office	-	388	3,667	1,394	500	4,949	5,449	2,265	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,695	1,017	290	4,706	4,996	1,748	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,496	418	227	2,914	3,141	403	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,654	454	96	2,108	2,204	682	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	3,305	93	1,120	3,398	4,518	472	2005	2005
Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	92	n/a	1997
Park 100	Norgate Ground Lease	Grounds	-	51	-	-	51	-	51	-	n/a	1995
Park 100	Zollman Ground Lease	Grounds	-	115	-	-	115	-	115	-	n/a	1994
Park 100	Bldg 111 Parking Lot	Grounds	-	196	-	-	196	-	196	62	n/a	1994
Park 100	Becton Dickinson Lot	Grounds	-	-	-	13	13	-	13	12	n/a	1993
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	31	n/a	2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	25	n/a	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	-	n/a	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	4	n/a	2003
Park 100	West 79th St. Parking Lot LL	Grounds	-	350	-	-	350	-	350	17	n/a	2006
Park Fletcher	Park Fletcher Building 33	Industrial	-	1,237	5,264	17	1,237	5,281	6,518	307	1997	2006
Park Fletcher	Park Fletcher Building 34	Industrial	-	1,331	5,636	193	1,331	5,829	7,160	351	1997	2006
Park Fletcher	Park Fletcher Building 35	Industrial	-	380	1,503	3	380	1,506	1,886	107	1997	2006
Park Fletcher	Park Fletcher Building 36	Industrial	-	476	2,355	27	476	2,382	2,858	131	1997	2006
Park Fletcher	Park Fletcher Building 37	Industrial	-	286	653	2	286	655	941	49	1998	2006
Park Fletcher	Park Fletcher Building 38	Industrial	-	1,428	5,957	49	1,428	6,006	7,434	326	1999	2006
Park Fletcher	Park Fletcher Building 39	Industrial	-	570	2,130	101	570	2,231	2,801	127	1999	2006
Park Fletcher	Park Fletcher Building 40	Industrial	-	761	3,363	111	761	3,474	4,235	183	1999	2006
Park Fletcher	Park Fletcher Building 41	Industrial	-	952	4,310	78	952	4,388	5,340	226	2001	2006
Park Fletcher	Park Fletcher Building 42	Industrial	-	2,095	8,301	13	2,095	8,314	10,409	(6)	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	10,007	1,110	1,028	11,107	12,135	3,642	1989	1995
Parkwood Crossing	Two Parkwood Crossing	Office	-	861	6,421	1,027	871	7,438	8,309	2,276	1996	1996
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	8,583	749	1,387	9,322	10,709	3,007	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	10,995	656	1,537	11,603	13,140	2,840	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	11,703	702	1,528	12,362	13,890	3,185	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	16,055	1,028	1,960	17,083	19,043	4,840	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	16,367	482	6,435	16,849	23,284	3,603	2002	2002
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	15,991	841	6,047	16,831	22,878	1,837	2005	2005
Parkwood West	One West	Office	-	5,361	16,182	898	5,361	17,080	22,441	173	2007	2007
River Road - Indianapolis	River Road Building I	Office	-	856	7,725	1,750	856	9,475	10,331	3,544	1997	1997
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	4,338	700	320	5,008	5,328	1,966	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	3,543	855	297	4,372	4,669	1,323	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	4,135	242	1,227	4,377	5,604	1,193	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	-	715	7,245	528	715	7,773	8,488	2,426	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,015	36	768	10,051	10,819	1,800	2002	2002

IRVING, TEXAS
International Commerce Park	DFW Airport I	Industrial	-	3,612	9,160	4,028	3,612	13,188	16,800	-	2007	2007

LAKE FOREST, ILLINOIS
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,874	906	750	2,780	3,530	1,129	1978	1999
Conway Park	One Conway Park	Office	-	1,901	17,612	2,591	1,901	20,203	22,104	5,284	1989	1998

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	-	1,087	10,487	1,464	1,087	11,951	13,038	2,612	1998	2001
Northpoint	Northpoint Center II	Office	-	1,202	9,238	916	1,202	10,154	11,356	1,988	1999	2001
Northpoint	Northpoint III	Office	-	1,552	10,252	198	1,552	10,450	12,002	2,818	2001	2001
Northpoint	Northpoint IV	Office	-	1,605	8,273	4,703	1,605	12,976	14,581	2,182	2002	2002

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	10,829	286	1,193	11,115	12,308	2,618	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	9,559	1,010	927	10,569	11,496	1,657	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,817	348	1,358	13,165	14,523	2,733	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	332	1,306	6,063	7,369	766	2003	2003
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	9,290	3,974	3,101	21	3,982	3,114	7,096	786	2004	2004

LEBANON, INDIANA
Lebanon Business Park	Lebanon Building 4	Industrial	11,610	305	9,012	236	305	9,248	9,553	2,236	1997	1997
Lebanon Business Park	Lebanon Building 9	Industrial	10,614	554	6,871	770	554	7,641	8,195	1,806	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	24,610	5,163	13,207	394	5,163	13,601	18,764	2,731	2002	2002
Lebanon Business Park	Lebanon Building 13	Industrial	9,365	561	6,579	83	1,901	5,322	7,223	1,262	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,431	2,813	12,056	601	2,813	12,657	15,470	1,418	2004	2004

LEBANON, TENNESSEE
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	-	6,776	11,125	1,090	6,776	12,215	18,991	733	2006	2006

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office	-	3,355	7,008	6	3,355	7,014	10,369	901	1996	2004

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	-	3,549	29,254	8,249	3,954	37,098	41,052	10,929	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,230	1,043	242	3,273	3,515	736	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,755	427	1,197	9,182	10,379	2,570	1992	1997
Riverport Business Park	Express Scripts HQ	Office	-	2,285	8,988	295	2,285	9,283	11,568	2,036	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	2,849	372	900	3,221	4,121	937	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,161	80	1,238	4,241	5,479	1,091	2000	2000
Riverport Business Park	Riverport 3	Industrial	-	1,269	3,804	2,171	1,269	5,975	7,244	2,270	2001	2001
Riverport Business Park	Riverport IV	Industrial	-	1,864	3,362	1,353	1,864	4,715	6,579	169	2007	2007

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Building 1	Office	-	1,493	12,046	853	1,493	12,899	14,392	3,285	1999	1999
Deerfield Crossing	Deerfield Crossing Building 2	Office	-	1,069	13,478	491	1,069	13,969	15,038	4,335	2001	2001
Governors Pointe	Governor’s Pointe 4770	Office	-	586	7,870	818	596	8,678	9,274	3,996	1986	1993
Governors Pointe	Governor’s Pointe 4705	Office	-	719	6,100	3,688	987	9,520	10,507	3,471	1988	1993
Governors Pointe	Governor’s Pointe 4605	Office	-	630	17,632	3,526	909	20,879	21,788	7,277	1990	1993
Governors Pointe	Governor’s Pointe 4660	Office	-	385	4,298	279	529	4,433	4,962	1,382	1997	1997
Governors Pointe	Governor’s Pointe 4680	Office	-	1,115	7,283	1,041	1,115	8,324	9,439	2,418	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	-	2,107	9,927	430	4,227	8,237	12,464	3,429	1996	1996
Governors Pointe Retail	Lowes	Retail	-	3,750	6,502	623	3,750	7,125	10,875	3,190	1997	1997

MCDONOUGH, GEORGIA
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,522	282	615	8,804	9,419	1,954	1997	1999
Liberty Distribution Center	250 Declaration Drive	Industrial	22,292	2,273	13,225	2,278	2,312	15,464	17,776	2,757	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	1,138	864	5,027	579	888	5,582	6,470	1,502	1979	1997

MIAMISBURG, OHIO
Kettering Sycamore POB	Kettering Sycamore POB	Healthcare	-	203	12,501	459	203	12,960	13,163	-	2007	2007

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,082	354	660	5,436	6,096	1,511	1992	1999

MOREHEAD CITY, NC
Industrial Development	NC State Ports Authority	Industrial	-	-	11,653	1,693	-	13,346	13,346	-	2007	2007

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	-	1,327	8,273	1,510	1,351	9,759	11,110	2,424	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	-	1,318	7,832	1,926	1,342	9,734	11,076	1,934	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,210	613	991	5,807	6,798	1,217	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	-	1,739	12,207	819	1,773	12,992	14,765	2,782	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	-	760	5,776	1,159	778	6,917	7,695	1,676	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	554	482	2,891	1,160	491	4,042	4,533	1,036	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	407	235	1,942	1,108	264	3,021	3,285	663	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	762	777	4,826	599	811	5,391	6,202	1,235	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	5,950	932	794	6,865	7,659	1,618	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	-	666	4,561	1,214	900	5,541	6,441	1,490	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,262	404	1,177	10,637	11,814	2,337	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	9,964	2,101	1,513	12,015	13,528	2,859	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,649	1,067	993	6,630	7,623	1,554	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,738	897	842	6,581	7,423	1,909	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	-	1,230	10,765	2,779	1,260	13,514	14,774	3,018	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	-	540	13,270	256	574	13,492	14,066	2,901	1998	1999
Perimeter Park	3900 S. Paramount Pkwy	Office	-	1,575	12,152	1,483	1,612	13,598	15,210	3,918	2000	1999
Perimeter Park	5200 East Paramount	Office	-	1,748	17,388	1,010	1,797	18,349	20,146	5,681	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	-	755	12,948	137	755	13,085	13,840	4,333	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial	-	662	2,794	1,732	662	4,526	5,188	1,379	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	12,608	1,083	1,831	13,691	15,522	2,954	2000	2001
Perimeter Park	2450 Perimeter Park	Office	-	669	2,894	25	669	2,919	3,588	789	2001	2001
Perimeter Park	3800 Paramount Parkway	Office	-	2,657	7,329	3,052	2,657	10,381	13,038	660	2006	2006
Perimeter Park	Lenovo BTS I	Office	-	1,439	16,961	1,503	1,439	18,464	19,903	932	2006	2006
Perimeter Park	Lenovo BTS II	Office	-	1,725	16,809	1,984	1,725	18,793	20,518	801	2007	2007
Perimeter Park	Perimeter One	Office	-	5,880	14,421	833	5,880	15,254	21,134	112	2007	2007
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	3,748	634	633	4,382	5,015	859	1994	1999
Woodlake Center	101 Innovation Ave(Woodlk III)	Industrial	-	615	4,095	148	615	4,243	4,858	957	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,489	60	357	4,549	4,906	1,271	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,632	176	640	5,808	6,448	1,140	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	88	514	3,015	3,529	436	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	5,936	98	740	6,034	6,774	1,958	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	339	908	1,856	2,764	441	2003	2003

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	5	3,184	7,960	11,144	956	2003	2003

NASHVILLE, TENNESSEE
Airpark East	Airpark East-800 Commerce Dr.	Industrial	-	1,564	2,943	732	1,564	3,675	5,239	696	2001	2002
Lakeview Place	Three Lakeview	Office	-	2,126	11,737	2,869	2,126	14,606	16,732	3,143	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	11,147	1,837	2,123	12,907	15,030	3,140	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,712	1,954	2,046	13,666	15,712	3,374	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	5,892	1,456	847	7,348	8,195	1,731	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	6,031	656	936	6,687	7,623	1,397	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	10,206	840	5,659	11,046	16,705	1,074	2005	2005

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office	-	842	3,607	2,245	881	5,813	6,694	1,072	1999	1999

NILES, ILLINOIS
Howard 220	Howard 220	Industrial	-	4,920	3,669	138	4,920	3,807	8,727	306	1950	2004

NORCROSS, GEORGIA
Gwinnett Park	1835 Shackleford Court	Office	-	29	6,052	1,012	29	7,064	7,093	1,708	1990	1999
Gwinnett Park	1854 Shackelford Court	Office	-	52	9,790	1,331	52	11,121	11,173	2,524	1985	1999
Gwinnett Park	4275 Shackleford Road	Office	-	8	2,027	548	12	2,571	2,583	693	1985	1999

NORFOLK, VIRGINIA
Norfolk Industrial Park	1400 Sewells Point Road	Industrial	3,131	1,463	5,723	-	1,463	5,723	7,186	-	1983	2007

NORTHLAKE, ILLINOIS
Northlake 1 Park	Northlake I	Industrial	-	5,721	10,579	624	5,721	11,203	16,924	1,863	2002	2002
Northlake Distribution Park	Northlake III - Grand Whse.	Industrial	-	5,382	5,708	230	5,382	5,938	11,320	368	2006	2006

NORTH OLMSTED, OHIO
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	6,779	1,697	1,040	8,484	9,524	2,373	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	6,742	1,750	1,048	8,492	9,540	2,264	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	4,952	605	604	5,557	6,161	1,244	1999	1999

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

OAK BROOK, ILLINOIS
2000 York Road	2000 York Road	Office	10,422	2,625	15,831	15	2,625	15,846	18,471	5,421	1960	2005

ORLANDO, FLORIDA
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	-	3,094	3,867	-	3,094	3,867	6,961	877	2002	2002
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg B	Industrial	-	565	4,893	431	570	5,319	5,889	1,264	1996	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg A	Industrial	-	493	4,521	234	498	4,750	5,248	1,052	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg D	Industrial	-	593	4,131	287	597	4,414	5,011	928	1998	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg E	Industrial	-	649	4,549	344	653	4,889	5,542	1,098	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg F	Industrial	-	1,030	5,232	1,104	1,035	6,331	7,366	1,629	1999	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg H	Industrial	-	725	3,310	125	730	3,430	4,160	742	2000	2000
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg C	Industrial	-	598	1,769	1,273	674	2,966	3,640	481	2000	2000
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	-	708	2,070	10	1,115	1,673	2,788	347	2003	2003
Crossroads Business Park	Crossroads Business Center VII	Industrial	-	2,803	5,891	3,184	2,803	9,075	11,878	600	2006	2006
Crossroads Business Park	Crossroads VIII	Industrial	-	2,701	4,817	303	2,701	5,120	7,821	70	2007	2007
Park 27 Distribution Center	Park 27 Distribution Center II	Industrial	-	4,374	8,218	235	4,374	8,453	12,827	92	2007	2007

OTSEGO, MINNESOTA
Gateway North Business Center	Gateway North 1	Industrial	-	2,243	3,959	4	2,243	3,963	6,206	49	2007	2007

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O’Hare Corporate Centre	Office	-	1,476	8,816	787	1,476	9,603	11,079	1,279	1985	2003

PHOENIX, ARIZONA
Buckeye Logistics Center	Buckeye Logistics Center	Industrial	-	7,421	26,329	212	7,424	26,538	33,962	-	2007	2007

PLAINFIELD, ILLINOIS
Edward Plainfield MOB I	Edward Plainfield MOB I	Healthcare	-	-	9,483	706	-	10,189	10,189	480	2005	2007

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	17,026	1,104	11,151	425	1,104	11,576	12,680	2,354	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	17,657	1,387	9,437	2,806	2,603	11,027	13,630	2,762	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	17,424	2,016	9,239	2,303	2,016	11,542	13,558	1,306	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	13,114	2,726	7,284	212	2,726	7,496	10,222	1,115	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	21,693	4,527	11,928	859	4,527	12,787	17,314	815	2006	2006

PLANO, TEXAS
5556 & 5560 Tennyson Parkway	5560 Tennyson Parkway	Office	-	1,527	5,831	724	1,527	6,555	8,082	1,615	1997	1999
5556 & 5560 Tennyson Parkway	5556 Tennyson Parkway	Office	-	1,181	11,154	205	1,181	11,359	12,540	3,119	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	1,968	1,145	5,977	1,362	1,145	7,339	8,484	1,789	1970	1997

PORT WENTWORTH, GEORGIA
Grange Road	318 Grange Road	Industrial	2,824	957	4,816	1	957	4,817	5,774	351	2001	2006
Grange Road	246 Grange Road	Industrial	6,197	1,191	8,294	7	1,191	8,301	9,492	525	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	11,102	2,306	13,389	30	2,336	13,389	15,725	646	2006	2006

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	-	1,242	5,248	541	1,242	5,789	7,031	1,502	2000	2000
Centerview	Centerview 5540	Office	-	773	6,243	1,462	773	7,705	8,478	1,222	1986	2003
Centerview	Centerview 5565	Office	-	513	4,807	691	513	5,498	6,011	783	1999	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	20,253	135	2,164	20,388	22,552	6,054	2000	2000
Interchange Plaza	801 Jones Franklin Rd	Office	-	1,351	7,753	934	1,351	8,687	10,038	2,036	1995	1999
Interchange Plaza	5520 Capital Ctr Dr (Intrch I)	Office	-	842	4,395	531	842	4,926	5,768	1,432	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	2,294	582	442	2,853	3,295	649	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,529	287	487	3,785	4,272	1,106	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	3,966	1,251	719	5,177	5,896	1,197	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,152	514	2,083	2,621	4,704	597	2004	2004

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	-	917	4,537	49	917	4,586	5,503	696	1999	2002
Park 55	Park 55 Bldg. 1	Industrial	-	6,433	8,997	944	6,433	9,941	16,374	1,680	2004	2004

ROSEMONT, ILLINOIS
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	33,263	386	7,700	33,649	41,349	6,332	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,997	2,675	8,103	34,672	42,775	5,440	1987	2005

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Riverway	Riverway East	Office	-	13,664	34,542	1,477	13,664	36,019	49,683	7,300	1987	2005
Riverway	Riverway West	Office	-	3,294	39,676	3,499	3,294	43,175	46,469	5,567	1989	2005
Riverway	Riverway Central	Office	-	4,229	68,293	2,311	4,229	70,604	74,833	8,727	1989	2005
Riverway	Riverway Retail	Retail	-	189	-	3	189	3	192	45	1987	2005
Riverway	Riverway MW II (Ground Lease)	Grounds	-	586	-	-	586	-	586	-	n/a	2007

SAVANNAH, GEORGIA
Gulfstream Road	198 Gulfstream	Industrial	6,280	549	4,255	-	549	4,255	4,804	323	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	978	412	2,816	20	412	2,836	3,248	212	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	2,172	689	4,916	-	689	4,916	5,605	355	1999	2006
Grange Road	250 Grange Road	Industrial	4,644	928	8,648	7	928	8,655	9,583	555	2002	2006
Grange Road	248 Grange Road	Industrial	1,980	664	3,496	8	664	3,504	4,168	230	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	2,074	782	2,962	-	782	2,962	3,744	160	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	21,417	8,433	8,366	1	8,433	8,367	16,800	945	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	3,765	966	7,155	-	966	7,155	8,121	341	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	13,892	4,300	15,696	-	4,300	15,696	19,996	1,179	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	10,603	3,071	23,001	704	3,071	23,705	26,776	1,581	2001	2006
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	3,862	1,074	8,442	-	1,074	8,442	9,516	517	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	3,337	1,074	7,141	-	1,074	7,141	8,215	441	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,766	992	5,383	14	992	5,397	6,389	337	2006	2006
Crossroads (Savannah)	276 Jimmy Deloach Parkway	Grounds	-	2,266	-	-	2,266	-	2,266	84	n/a	2006

SEVEN HILLS, OHIO
Rock Run Business Campus	Rock Run North	Office	-	837	5,429	664	960	5,970	6,930	1,847	1984	1996
Rock Run Business Campus	Rock Run Center	Office	-	1,046	6,898	758	1,169	7,533	8,702	2,400	1985	1996

SHARONVILLE, OHIO
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	5,294	3,534	1,275	8,828	10,103	2,618	1957	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,723	1,577	828	6,300	7,128	2,413	1997	1997

ST. LOUIS PARK, MINNESOTA
The West End	1600 Tower	Office	-	2,321	29,136	4,686	2,321	33,822	36,143	8,348	2000	2000
The West End	MoneyGram Tower	Office	-	3,039	35,487	6,151	3,091	41,586	44,677	8,927	1987	1999
Minneapolis	Chilies Ground Lease	Grounds	-	921	-	69	990	-	990	5	n/a	1998
Minneapolis	Olive Garden Ground Lease	Grounds	-	921	-	-	921	-	921	-	n/a	1998

ST. LOUIS, MISSOURI
Lakeside Crossing	Lakeside Crossing Building One	Industrial	-	596	2,078	637	596	2,715	3,311	800	2001	2001
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	1,122	2,227	-	1,121	2,228	3,349	1,007	2002	2002
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,905	4,305	650	1,905	4,955	6,860	1,101	2001	2001
Lakeside Crossing	Lakeside Crossing V	Office	-	860	1,928	-	860	1,928	2,788	776	2003	2003
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,079	2,125	2,388	1,512	4,080	5,592	1,053	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	8,869	2,271	1,384	11,140	12,524	3,825	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,440	1,565	1,421	11,005	12,426	3,855	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	6,728	1,455	1,029	8,183	9,212	2,107	1987	1998
Maryville Center	500-510 Maryville Centre	Office	-	3,402	24,533	3,915	3,402	28,448	31,850	7,537	1984	1997
Maryville Center	530 Maryville Centre	Office	-	2,219	15,231	2,381	2,219	17,612	19,831	5,023	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,516	2,261	1,996	14,777	16,773	3,730	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	18,166	2,372	3,048	20,538	23,586	5,550	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,258	2,320	1,860	15,578	17,438	3,864	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	14,455	1,736	2,219	16,191	18,410	4,503	1990	1997
Maryville Center	520 Maryville Centre	Office	-	2,404	14,520	1,121	2,404	15,641	18,045	3,751	1998	1998
Maryville Center	700 Maryville Centre	Office	-	4,556	28,599	397	4,556	28,996	33,552	7,789	1999	1999
Maryville Center	533 Maryville Centre	Office	-	3,230	16,746	283	3,230	17,029	20,259	4,342	2000	2000
Maryville Center	555 Maryville Centre	Office	-	3,226	15,978	1,901	3,226	17,879	21,105	3,965	2000	2000
Maryville Center	625 Maryville Centre	Office	2,109	2,509	11,229	282	2,509	11,511	14,020	2,343	1996	2002
West Port Place	Westport Center I	Industrial	-	1,707	5,329	887	1,707	6,216	7,923	1,959	1998	1998
West Port Place	Westport Center II	Industrial	-	914	2,000	257	914	2,257	3,171	740	1998	1998
West Port Place	Westport Center III	Industrial	-	1,206	2,651	523	1,206	3,174	4,380	902	1998	1998
West Port Place	Westport Center IV	Industrial	-	1,440	4,860	58	1,440	4,918	6,358	1,142	2000	2000
West Port Place	Westport Center V	Industrial	-	493	1,274	52	493	1,326	1,819	316	1999	1999
West Port Place	Westport Place	Office	-	1,990	5,478	2,069	1,990	7,547	9,537	1,837	1999	1999
Westmark	Westmark	Office	-	1,497	10,012	2,234	1,684	12,059	13,743	4,371	1987	1995
Westview Place	Westview Place	Office	-	669	8,295	3,482	669	11,777	12,446	3,767	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,896	51	1,718	7,947	9,665	1,196	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,779	598	1,836	8,377	10,213	1,307	1985	2003

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
STERLING, VIRGINIA
TransDulles Centre	22800 Davis Drive	Office	-	2,550	11,250	-	2,550	11,250	13,800	648	1989	2006
TransDulles Centre	22714 Glenn Drive	Industrial	-	3,973	4,422	128	3,973	4,550	8,523	-	2007	2007

SUFFOLK, VIRGINIA
Northgate Commerce Park	101 Industrial Drive, Bldg. A	Industrial	-	1,558	8,231	-	1,558	8,231	9,789	-	2007	2007
Northgate Commerce Park	155 Industrial Drive, Bldg. B	Industrial	-	1,558	8,231	-	1,558	8,231	9,789	-	2007	2007

SUMMIT, NEW JERSEY
Medical Arts Center II	Medical Arts Center II	Healthcare	-	-	13,096	1,054	-	14,150	14,150	-	2006	2007

SUMNER, WASHINGTON
Sumner Transit	Sumner Transit	Industrial	18,519	17,385	6,100	-	17,385	6,100	23,485	-	2005	2007

SUNRISE, FLORIDA
Sawgrass	Sawgrass - Building B	Office	-	1,211	5,176	1,253	1,211	6,429	7,640	1,504	1999	2001
Sawgrass	Sawgrass - Building A	Office	-	1,147	4,544	63	1,147	4,607	5,754	1,214	2000	2001
Sawgrass	Sawgrass Pointe	Office	-	3,484	21,827	5,804	3,484	27,631	31,115	5,473	2001	2001

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,626	94	487	2,716	3,203	589	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,900	70	534	4,966	5,500	1,066	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,771	98	338	2,865	3,203	610	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	1,958	1,089	604	3,043	3,647	755	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	2,796	213	488	3,009	3,497	669	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	4,153	487	555	4,640	5,195	1,070	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	2,618	778	394	3,396	3,790	1,018	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial	-	1,082	3,326	-	1,082	3,326	4,408	979	2004	2004
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	-	3,705	3,187	1,043	3,705	4,230	7,935	431	2006	2006
Eagle Creek Business Center	Eagle Creek Business Ctr. II	Industrial	-	2,354	2,272	960	2,354	3,232	5,586	179	2007	2007
Eagle Creek Business Center	Eagle Creek Business Ctr. III	Industrial	-	2,332	2,237	501	2,332	2,738	5,070	138	2007	2007
Highland Oaks	Highland Oaks I	Office	-	1,525	12,720	937	1,525	13,657	15,182	3,236	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	10,991	3,218	1,605	14,209	15,814	3,623	1999	1999
Highland Oaks	Highland Oaks III	Office	-	2,882	8,871	288	2,522	9,519	12,041	312	2007	2007
Highland Oaks	Highland Oaks V	Office	-	2,412	6,524	961	2,412	7,485	9,897	317	2007	2007

TITUSVILLE, FLORIDA
Retail Development	Crossroads Marketplace	Retail	-	12,678	6,314	503	12,021	7,474	19,495	-	2007	2007

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	9,552	313	2,501	9,865	12,366	2,101	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	10,063	286	2,056	10,349	12,405	2,109	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	10,309	461	2,048	10,770	12,818	2,352	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	9,017	1,540	2,932	9,638	12,570	939	2005	2005
Centre Pointe Office Park	Centre Pointe V	Office	-	2,557	13,982	98	2,611	14,026	16,637	-	2007	2007
World Park at Union Centre	World Park at Union Centre 10	Industrial	-	2,150	7,885	587	2,151	8,471	10,622	543	2005	2005
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	13	2,592	6,949	9,541	1,247	2004	2004

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Office	-	1,501	8,590	2,488	1,703	10,876	12,579	2,676	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office	-	3,177	13,798	2,785	3,521	16,239	19,760	4,073	1990	1998

WESTON, FLORIDA
Weston Pointe	Weston Pointe I	Office	-	2,580	10,020	705	2,580	10,725	13,305	1,536	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,791	64	2,183	10,855	13,038	1,539	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,531	717	2,183	12,248	14,431	1,546	2001	2003
Weston Pointe	Weston Pointe IV	Office	-	3,349	10,686	29	3,349	10,715	14,064	1,030	2005	2005

ZIONSVILLE, INDIANA
Anson	Marketplace at Anson	Retail	-	2,147	2,862	160	2,147	3,022	5,169	-	2007	2007

	Eliminations					(764)	(17)	(747)	(764)	(3,008)

			548,460	914,492	4,334,420	516,835	931,767	4,833,980	5,765,747	990,280

(1) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

Duke Realty Limited Partnership	Schedule 3
Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/07			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/rLand Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

		Real Estate Assets						Accumulated Depreciation
		2007		2006		2005		2007		2006		2005

Balance at beginning of year		$5,83,188		$4,831,506		$5,377,094		$900,898		$754,742		$788,900
Acquisitions		194,072		836,146		272,141		-		-		-
Construction costs and tenant improvements		788,951		540,442		321,786		-		-		-
Depreciation expense		-		-		-		214,477		206,999		204,377
Acquisition of minority interest		-		-		-		-		-		-
		6,566,211		6,208,094		5,971,021		1,115,375		961,741		993,277

Deductions during year:
Cost of real estate sold or contributed		(726,860)		(582,457)		(1,077,172)		(51,491)		(18,660)		(179,848)
Impairment Allowance		-		(266)		(3,656)		-		-		-
Write-off of fully amortized assets		(73,604)		(42,183)		(58,687)		(73,604)		(42,183)		(58,687)
Balance at end of year		$5,765,747		$5,583,188		$4,831,506		$990,280		$900,898		$754,742

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

March 6, 2008	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive
Officer of the General Partner

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer of the General Partner
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Barrington H. Branch*	1/30/08	Director of the General Partner
Barrington H. Branch

/s/ Geoffrey Button *	1/30/08	Director of the General Partner
Geoffrey Button

/s/ William Cavanaugh, III*	1/30/08	Director of the General Partner
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	1/30/08	Director of the General Partner
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/30/08	Director of the General Partner
Charles R. Eitel

/s/ Dr. R. Glenn Hubbard*	1/30/08	Director of the General Partner
Dr. R. Glenn Hubbard

/s/ Dr. Martin C. Jischke*	1/30/08	Director of the General Partner
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	1/30/08	Director of the General Partner
L. Ben Lytle

/s/ William O. McCoy *	1/30/08	Director of the General Partner
William O. McCoy

/s/ Jack R. Shaw *	1/30/08	Director of the General Partner
Jack R. Shaw

/s/ Robert J. Woodward *	1/30/08	Director of the General Partner
Robert J. Woodward

* By Dennis D. Oklak, Attorney-in-Fact       /s/  Dennis D. Oklak