Form 10-Q
period 2008-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2008-05-15
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐               NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2008
Common Units, $.01 par value per unit	154,400,564 units

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$938,764	$872,372
Buildings and tenant improvements	4,849,556	4,600,408
Construction in progress	444,691	412,729
Investments in and advances to unconsolidated companies	665,572	601,801
Land held for development	836,245	912,448
	7,734,828	7,399,758
Accumulated depreciation	(1,029,862)	(951,375)

Net real estate investments	6,704,966	6,448,383

Real estate investments and other assets held for sale	144,077	273,591

Cash and cash equivalents	15,728	47,046
Accounts receivable, net of allowance of $1,812 and $1,359	26,672	29,009
Straight-line rent receivable, net of allowance of $2,095 and $2,886	116,682	110,737
Receivables on construction contracts, including retentions	70,684	66,925
Deferred financing costs, net of accumulated amortization of $30,337 and $29,170	53,479	55,986
Deferred leasing and other costs, net of accumulated amortization of $163,576 and $150,702	377,253	374,635
Escrow deposits and other assets	250,694	254,339
	$7,760,235	$7,660,651
LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$506,071	$524,393
Unsecured notes	3,121,000	3,246,000
Unsecured lines of credit	635,068	546,067
	4,262,139	4,316,460

Liabilities of properties held for sale	3,813	8,954

Construction payables and amounts due subcontractors, including retentions	129,631	142,655
Accrued expenses:
Real estate taxes	72,559	63,796
Interest	38,490	54,631
Other	28,528	56,901
Other liabilities	130,913	149,172
Tenant security deposits and prepaid rents	38,085	34,535
Total liabilities	4,704,158	4,827,104

Minority interest	2,306	2,650

Partners’ equity:
General Partner
Common equity (154,358 and 154,055 Common Units issued and outstanding)	1,949,350	2,011,316
Preferred equity (4,176 and 2,976 Preferred Units issued and outstanding)	1,044,000	744,000
	2,993,350	2,755,316

Limited Partners’ common equity	70,140	76,860
Accumulated other comprehensive income (loss)	(9,719)	(1,279)
Total partners’ equity	3,053,771	2,830,897

	$7,760,235	$7,660,651

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31,

(in thousands, except per unit amounts)

(Unaudited)

	2008	2007
RENTAL OPERATIONS
Revenues:
Rental revenue from continuing operations	$217,802	$202,105
Equity in earnings of unconsolidated companies	10,099	7,691
	227,901	209,796
Operating expenses:
Rental expenses	52,027	49,049
Real estate taxes	27,544	25,043
Interest expense	47,534	44,408
Depreciation and amortization	78,713	66,375
	205,818	184,875
Earnings from continuing rental operations	22,083	24,921

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	76,759	54,157
General contractor costs	(70,104)	(48,688)
Net general contractor revenue	6,655	5,469
Service fee revenue	7,524	6,397
Gain on sale of service operations properties	597	2,864

Total service operations revenue	14,776	14,730

Operating expenses	10,363	7,796

Earnings from service operations	4,413	6,934

General and administrative expense	(12,162)	(13,460)

Operating income	14,334	18,395

OTHER INCOME (EXPENSE)
Interest and other income, net	3,725	2,403
Earnings from sale of land, net	629	13,997
Income from continuing operations	18,688	34,795

Discontinued operations:
Income (loss) from discontinued operations	(183)	2,184
Gain on sale of depreciable property	1,110	51,720
Income from discontinued operations	927	53,904

Net income	19,615	88,699
Distributions on Preferred Units	(15,306)	(15,226)
Net income available for common unitholders	$4,309	$73,473

Basic net income per Common Unit:
Continuing operations	$.02	$.13
Discontinued operations	.01	.37
Total	$.03	$.50

Diluted net income per Common Unit:
Continuing operations	$.02	$.13
Discontinued operations	.01	.36
Total	$.03	$.49

Weighted average number of Common Units outstanding	154,189	146,552
Weighted average number of Common Units and potential dilutive securities	154,596	149,465

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$19,615	$88,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	60,850	52,143
Amortization of deferred leasing and other costs	18,271	15,596
Amortization of deferred financing costs	3,399	2,865
Straight-line rent adjustment	(4,638)	(5,773)
Earnings from land and depreciated property sales	(1,739)	(65,717)
Build-for-sale operations, net	(41,775)	(49,989)
Construction contracts, net	(14,418)	6,764
Other accrued revenues and expenses, net	(33,506)	(31,811)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(2,042)	137
Net cash provided by operating activities	4,017	12,914

Cash flows from investing activities:
Development of real estate investments	(151,872)	(96,588)
Acquisition of real estate investments and related intangible assets	(8,701)	(33,628)
Acquisition of land held for development	(14,741)	(34,738)
Recurring tenant improvements	(10,803)	(10,333)
Recurring leasing costs	(6,098)	(7,732)
Recurring building improvements	(967)	(974)
Other deferred leasing costs	(5,939)	(3,664)
Other deferred costs and other assets	(456)	(1,115)
Proceeds from land and depreciated property sales, net	26,684	176,726
Capital distributions from unconsolidated companies	38,753	53,500
Capital contributions and advances to unconsolidated companies, net	(20,296)	(33,140)
Net cash provided by (used for) investing activities	(154,436)	8,314

Cash flows from financing activities:
Contributions from General Partner	5,801	—
Proceeds (disbursements) from exercise of the General Partner’s stock options	112	(12)
Proceeds from issuance of Preferred Units, net	290,000	—
Proceeds from unsecured debt issuance	—	5,812
Payments on unsecured debt	(125,000)	—
Payments on secured indebtedness including principal amortization	(36,532)	(12,007)
Borrowings on lines of credit, net	89,001	13,000
Distributions to common unitholders	(74,014)	(69,676)
Distributions to preferred unitholders	(15,306)	(15,226)
Distributions to minority interest, net	(51)	—
Cash settlement of interest rate swaps	(14,625)	—
Deferred financing costs	(285)	(1,403)
Net cash provided by (used for) financing activities	119,101	(79,512)
Net decrease in cash and cash equivalents	(31,318)	(58,284)
Cash and cash equivalents at beginning of period	47,046	68,154
Cash and cash equivalents at end of period	$15,728	$9,870

Other non-cash items:
Conversion of Limited Partner Units to common shares of the General Partner	$1,172	$65,822
Issuance of Limited Partner Units for acquisition	$—	$11,020
Assumption of secured debt for real estate acquisitions	$18,465	$—
Contribution of property to unconsolidated company	$77,158	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2008

(in thousands,  except per unit data)

(Unaudited)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total
Balance at December 31, 2007	$2,011,316	$744,000	$76,860	$(1,279)	$2,830,897

Comprehensive income:

Net income	4,048	15,306	261	—	19,615

Losses on derivative instruments	—	—	—	(8,440)	(8,440)

Comprehensive income					$11,175

Acquisition of Partnership interest for common stock of General Partner	4,376	—	(3,204)	—	1,172

Issuance of Series O Preferred Units	(10,000)	300,000	—	—	290,000

Capital contribution from General Partner	5,801	—	—	—	5,801

Stock based compensation plan activity	4,046	—	—	—	4,046

Distributions to Preferred Unitholders	—	(15,306)	—	—	(15,306)

Distributions to Partners ($.48 per Common Unit)	(70,237)	—	(3,777)	—	(74,014)

Balance at March 31, 2008	$1,949,350	$1,044,000	$70,140	$(9,719)	$3,053,771

Common Units outstanding at March 31, 2008	146,670		7,688		154,358

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit. The 2007 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner through an offering, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 95.0% of the common Partnership interest as of March 31, 2008 (“General Partner Units”). The remaining 5.0% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

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

2.             New Accounting Pronouncement

Statement of Financial Accounting Standard (“SFAS”) No.157, Fair Value Measurements (“SFAS 157”) was effective for us on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Based on the guidance provided by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January

1, 2008, which in our circumstances only affects financial instruments. SFAS 157 will not be applied during 2008 to nonfinancial long lived asset groups that may be measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We will fully apply the provisions of SFAS 157 beginning January 1, 2009 and do not expect there to be a material impact to the financial statements.

SFAS 157 emphasized that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which we have access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

3.             Reclassifications

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

4.             Indebtedness

Our unsecured lines of credit as of March 31, 2008 are described as follows (in thousands):

	Borrowing	Maturity	Outstanding Balance
Description	Capacity	Date	at March 31, 2008
Unsecured Line of Credit - Partnership	$1,300,000	January 2010	$631,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$4,068

We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of March 31, 2008 ranged from LIBOR plus .45% to LIBOR plus .525% (ranging from 3.135% to 3.61% as of March 31, 2008). Our line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of March 31, 2008, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85%  (equal to 3.456% for outstanding borrowings as of March 31, 2008).  The unsecured line of credit is used to fund development activities within the consolidated subsidiary.  The consolidated subsidiary’s unsecured line of credit matures in July 2011 with a 12-month extension option.

In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

5.             Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the three months ended March 31, 2008 and 2007, respectively, we earned from these companies management fees of $1.6 million and $1.3 million, leasing fees of $657,000 and $505,000 and construction and development fees of $2.8 million and $3.6 million. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

6.             Net Income Per Common Unit

Basic net income per Common Unit is computed by dividing net income available for common unitholders by the weighted average number of Common Units outstanding for the period. Diluted net income per Common Unit is computed by dividing net income available for common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income per Common Unit for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Basic net income available for common unitholders	$4,309	$73,473
Joint venture partner convertible ownership net income (1)	—	452
Diluted net income available for common unitholders	$4,309	$73,925

Weighted average number of Common Units outstanding	154,189	146,552
Joint venture partner convertible ownership interest (1)	—	1,138
Dilutive units for stock-based compensation plans (2)	407	1,775
Weighted average number of Common Units and potential dilutive securities	154,596	149,465

(1)          One of our joint venture partners in one of our unconsolidated companies has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares, which would require the issuance of additional Common Units to the General Partner.  The effect of this option on earnings per unit was dilutive for the first quarter of 2007; therefore, conversion to Common Units is included in weighted average potential dilutive securities for that quarter. This option was anti-dilutive for the first quarter of 2008.

(2)          Excludes (in thousands of units) 6,575 and 420 of anti-dilutive units as of March 31, 2008 and 2007, respectively. Also excludes the Exchangeable Senior Notes (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the three-month periods ended March 31, 2008 and 2007.

7.             Segment Reporting

We are engaged in three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments.  The operations of our office and industrial properties, along with our healthcare properties (our healthcare properties, and other property types which are not significant, are not separately presented as a reportable segment), are collectively referred to as “Rental Operations”. The third reportable segment consists of our build for sale operations and providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (and is collectively referred to as “Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

During the period between the completion of development, rehabilitation or repositioning of a Service Operations property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental revenues and rental expenses are included in the applicable Rental Operations segment because the primary activity associated with the Service Operations property during that period is rental activities.  Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2008, and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues
Rental Operations:
Office	$148,245	$143,826
Industrial	61,316	54,214
Non-reportable Rental Operations segments	6,229	1,838
Service Operations	14,776	14,730
Total Segment Revenues	230,566	214,608
Other Revenue	12,111	9,918
Consolidated Revenue from continuing operations	242,677	224,526
Discontinued Operations	974	11,087
Consolidated Revenue	$243,651	$235,613
Funds From Operations
Rental Operations:
Office	$89,833	$86,100
Industrial	45,392	40,667
Non-reportable Rental Operations segments	3,683	1,353
Service Operations	4,413	6,934
Total Segment FFO	143,321	135,054

Non-Segment FFO:
Interest expense	(47,534)	(44,408)
Interest and other income, net	3,725	2,403
General and administrative expense	(12,162)	(13,460)
Gain on land sales, net	629	13,997
Other non-segment income (expense)	(677)	(106)
Joint venture FFO	16,967	10,698
Distributions on Preferred Units	(15,306)	(15,226)
Discontinued operations	225	3,548
Consolidated basic FFO	89,188	92,500
Depreciation and amortization on continuing operations	(78,713)	(66,375)
Depreciation and amortization on discontinued operations	(408)	(1,364)
Partnership’s share of joint venture adjustments	(6,887)	(4,968)
Earnings from depreciated property sales on discontinued operations	1,110	51,720
Earnings from depreciated property sales – share of joint venture	19	1,960

Net income available for common unitholders	$4,309	$73,473

8.             Discontinued Operations and Assets Held for Sale

The operations of 34 buildings are currently classified as discontinued operations for the three-month periods ended March 31, 2008 and March 31, 2007. These 34 buildings consist of 17 industrial and 17 office properties. Of these properties, one was sold during the first quarter of 2008, 32 were sold during 2007 and one operating property is classified as held-for-sale at March 31, 2008.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues	$974	$11,087
Expenses:
Operating	441	4,718
Interest	307	2,810
Depreciation and Amortization	408	1,364
General and Administrative	1	11
Income (loss) from discontinued operations, before gain on sales	(183)	2,184
Gain on sale of property	1,110	51,720
Income from discontinued operations	$927	$53,904

At March 31, 2008, we classified one property as held-for-sale and included in discontinued operations.  Additionally, we have classified seven in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations. The following table illustrates the aggregate balance sheet information of the aforementioned property included in discontinued operations, as well as the seven held-for-sale properties whose results are included in continuing operations, at March 31, 2008 (in thousands):

	Property	Properties
	Included in	Included in	Total
	Discontinued	Continuing	Held-for-Sale
	Operations	Operations	Properties
Balance Sheet:
Real estate investments, net	$11,693	$122,344	$134,037
Other assets	1,287	8,753	10,040
Total assets held-for-sale	$12,980	$131,097	$144,077

Accrued expenses	$462	$577	$1,039
Other liabilities	—	2,774	2,774
Total liabilities held-for-sale	$462	$3,351	$3,813

We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market and had accordingly ceased depreciation on those buildings in July 2007, as they met the criteria for held for sale accounting. As a result, we had also included the 14 buildings in discontinued operations. However, due to the potential buyer not being able to secure financing on acceptable terms, the sale agreement was cancelled and we have determined that this portfolio no longer meets the criteria for held for sale classification. As the result of this determination, the portfolio was reclassified from discontinued to continuing operations in the first quarter of 2008, resulting in an additional $5.3 million of depreciation expense.

We allocate interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt on properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations  as it related to the total gross book value of our unencumbered real estate assets.

9.             Partners’ Equity

The General Partner periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.  The proceeds of these offerings are contributed to us in exchange for an additional interest in the Partnership. In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares from which the net proceeds were used to reduce the outstanding balance on the Partnership’s unsecured line of credit.  The Series O Cumulative Redeemable Preferred Shares have no stated maturity date although they may be redeemed, at the General Partner’s option, in February 2013.

10.      Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, to the extent it has been adopted for the period ending March 31, 2008 (see Note 2), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuations of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

In November 2007, we entered into forward-starting interest rate swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The forward-starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward-starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge is still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date, while $13.9 million remains in Other Comprehensive income (“OCI”) and will be recognized through interest expense over the life of the hedged debt offering, which took place in May 2008 (Note 12).

In August 2005, we entered into forward-starting interest rate swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The forward-starting swaps were appropriately designated and tested for effectiveness as cash flow hedges.  In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated. The settlement amount received of $10.7 million is being recognized to earnings through a reduction of interest expense over the term of the hedged cash flows. The ineffective portion of the hedge was insignificant.

The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

11.      Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, specifically in regard to the purpose of the derivative and how the derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early application is allowed.  We will apply SFAS 161 beginning in 2009.

12.      Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its April 30, 2008, regularly scheduled board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.48	May 14, 2008	May 30, 2008
Preferred (per depositary unit):
Series J	$0.414063	May 16, 2008	May 30, 2008
Series K	$0.406250	May 16, 2008	May 30, 2008
Series L	$0.412500	May 16, 2008	May 30, 2008
Series M	$0.434375	June 16, 2008	June 30, 2008
Series N	$0.453125	June 16, 2008	June 30, 2008
Series O	$0.523438	June 16, 2008	June 30, 2008

Issuance of Unsecured Notes

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013.

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

•     Inherent risks in the real estate business including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•     Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in the Partnership’s and the General Partner’s other reports and other public filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 6, 2008, and is updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

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

Business Overview

We are a limited partnership formed under the laws of the State of Indiana in 1993.  We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners.  We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. As of March 31, 2008, we:

•                 Owned or jointly controlled 730 industrial, office, healthcare and retail properties (including properties under development), consisting of more than 122 million square feet; and

•                 Owned or jointly controlled approximately 7,600 acres of land with an estimated future development potential of more than 111 million square feet of industrial, office, healthcare and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                 Property leasing;

•                 Property management;

•                 Asset management;

•                 Construction;

•                 Development; and

•                 Other tenant-related services.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office and healthcare properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures.

Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell, which are referred to as “Build for Sale Properties”) as of March 31, 2008 and 2007, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2008	2007	2008	2007	2008	2007
Industrial	80,779	75,628	70.2%	69.8%	89.4%	92.6%
Office	32,757	31,862	28.4%	29.4%	88.6%	91.9%
Other	1,613	916	1.4%	0.8%	91.8%	95.0%
Total	115,149	108,406	100.0%	100.0%	89.2%	92.4%

The decrease in occupancy in the first quarter of 2008, as compared to the first quarter of 2007, is the result of a significant increase in developments placed in service between the two periods, with certain of the rental properties placed in service not yet being stabilized.  There are not significant differences in occupancy between wholly owned properties and properties held by unconsolidated subsidiaries.

Lease Expiration and Renewal: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of March 31, 2008. The table indicates square footage and annualized net effective rents (based on March 2008 rental revenue) under expiring leases (in thousands, except percentage data):

	Total
	Portfolio			Industrial		Office		Other
Year of	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2008	7,157	$39,518	5%	5,502	$20,741	1,622	$18,238	33	$539
2009	12,633	83,423	11%	9,087	36,268	3,480	46,499	66	656
2010	13,645	99,750	14%	9,427	40,614	4,205	58,949	13	187
2011	14,881	90,935	13%	11,282	42,171	3,532	47,757	67	1,007
2012	10,840	75,951	11%	7,390	29,285	3,404	45,777	46	889
2013	11,016	92,592	13%	6,560	27,610	4,398	64,104	58	878
2014	6,476	39,609	6%	4,890	18,226	1,558	20,918	28	465
2015	8,423	61,996	9%	6,147	24,452	2,276	37,544	—	—
2016	4,170	28,310	4%	3,000	10,836	959	15,031	211	2,443
2017	6,518	45,682	6%	4,572	18,166	1,539	21,995	407	5,521
2018 and Thereafter	6,949	60,937	8%	4,349	21,592	2,046	31,664	554	7,681
	102,708	$718,703	100%	72,206	$289,961	29,019	$408,476	1,483	$20,266

Total Portfolio Square Feet	115,149			80,779		32,757		1,613

Percent Occupied	89.2%			89.4%		88.6%		91.8%

Note:  Excludes Build for Sale Properties.

We renewed 70.6% and 81.6% of our leases up for renewal in the three months ended March 31, 2008 and 2007 totaling approximately 2.7 million and 1.9 million square feet, respectively, on which we attained 7% and 5% growth in net effective rents.

The average term of renewals decreased from 3.6 years in the three months ended March 31, 2007 to 3.2 years in the three months ended March 31, 2008.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations income as they are placed in service. We had 13.6 million square feet of property under development with total estimated costs upon completion of $1.1 billion at March 31, 2008, compared to 9.1 million square feet with total costs of $1.0 billion, at March 31, 2007.

The following table summarizes our properties under development as of March 31, 2008 (in thousands, except percentage data):

			Total
Anticipated			Estimated	Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return (1)
Held for Rental Buildings:
2nd Quarter 2008	4,265	23%	$234,422	8.65%
3rd Quarter 2008	2,010	32%	166,759	9.10%
4th Quarter 2008	248	34%	48,875	9.24%
Thereafter	758	68%	164,401	8.73%
	7,281	31%	$614,457	8.84%
Build for Sale Properties:
2nd Quarter 2008	1,044	100%	86,654	8.30%
3rd Quarter 2008	1,252	100%	78,858	8.43%
4th Quarter 2008	2,313	60%	87,950	7.88%
Thereafter	1,758	76%	197,708	8.37%
	6,367	79%	451,170	8.27%
Total	13,648	53%	$1,065,627	8.60%

(1) Anticipated yield upon leasing 95% of the property.

Acquisition and Disposition Activity: Gross sales proceeds related to dispositions of wholly owned held for rental properties were $18.6 million for the three months ended March 31, 2008. Additionally, our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $25.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2007, proceeds totaled $144.9 million for wholly owned held for rental properties and $5.1 million for our share of property sales from unconsolidated joint ventures. We had no dispositions of wholly owned properties developed for sale rather than rental for the three months ended March 31, 2008, but recognized gross proceeds of $25.9 million for such dispositions in the same period in 2007. Although the current credit environment has affected certain buyers’ ability to finance acquisitions, the timing of major transactions is the main reason for the decrease in disposition activity.

For the three months ended March 31, 2008, we acquired $27.3 million of income producing properties comprised of two industrial real estate properties in Savannah, Georgia. In the first quarter of 2007, we continued our expansion into the healthcare real estate market by completing the acquisition of Bremner Healthcare Real Estate, a national health care development and management firm. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over three years following the acquisition date. We also acquired $15.4 million of undeveloped land in the three months ended March 31, 2008, compared to $34.0 million in the same period in 2007.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Net income available for common unitholders	$4,309	$73,473
Adjustments:
Depreciation and amortization	79,121	67,739
Partnership’s share of joint venture depreciation and amortization	6,887	4,968
Earnings from depreciable property sales – wholly owned	(1,110)	(51,720)
Earnings from depreciable property sales – share of joint venture	(19)	(1,960)
Funds From Operations	$89,188	$92,500

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2008 and 2007, respectively, is as follows (in thousands, except number of properties and per unit data):

	2008	2007
Rental Operations revenues from Continuing Operations	$227,901	$209,796
Service Operations revenues from Continuing Operations	14,776	14,730
Earnings from Continuing Rental Operations	22,083	24,921
Earnings from Continuing Service Operations	4,413	6,934
Operating income	14,334	18,395
Net income available for common unitholders	$4,309	$73,473
Weighted average Common Units outstanding	154,189	146,552
Weighted average Common Units and potential dilutive securities	154,596	149,465
Basic income per Common Unit:
Continuing operations	$.02	$.13
Discontinued operations	$.01	$.37
Diluted income per Common Unit:
Continuing operations	$.02	$.13
Discontinued operations	$.01	$.36
Number of in-service properties at end of period	698	691
In-service square footage at end of period	115, 149	108,406

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Rental Income From Continuing Operations

Overall, rental revenue from continuing operations increased from $202.1 million for the three months ended March 31, 2007, to $217.8 million for the same period in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Revenue:
Office	$148,245	$143,826
Industrial	61,316	54,214
Non-reportable segments	8,241	4,065
Total	$217,802	$202,105

The following factors contributed to these results:

•                  We acquired nine properties and placed 40 developments in service from April 1, 2007 to March 31, 2008 that provided incremental revenues of $12.6 million in the first quarter of 2008, as compared to the same period in 2007.

•                  Lease termination fees increased from $3.4 million in the first quarter of 2007 to $7.6 million in the first quarter of 2008.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$40,969	$40,488
Industrial	8,186	7,309
Non-reportable segments	2,872	1,252
Total	$52,027	$49,049

Real Estate Taxes:
Office	$17,443	$17,237
Industrial	7,738	6,239
Non-reportable segments	2,363	1,567
Total	$27,544	$25,043

Of the overall $3.0 million increase in rental expenses in the first quarter of 2008, compared to the same period in 2007, $1.5 million was attributable to properties acquired and developments placed in service from April 1, 2007 to March 31, 2008.

Of the overall $2.5 million increase in real estate taxes in the first quarter of 2008, compared to the same period in 2007, $1.2 million was attributable to properties acquired and developments placed in service from April 1, 2007 to March 31, 2008.  The remaining increase in real estate taxes was driven by increases in assessments by municipal authorities in our different markets.

Interest Expense

Interest expense increased from $44.4 million in the first quarter of 2007 to $47.5 million in the first quarter of 2008 primarily due to carrying higher levels of borrowings under the Partnership’s unsecured line of credit.  The outstanding balance increased from $330.0 million at March 31, 2007 to $631.0 million at March 31, 2008.  This was somewhat offset by a reduction in interest rates between the two periods.

Depreciation and Amortization

Depreciation and amortization expense increased from $66.4 million during the three months ended March 31, 2007 to $78.7 million for the same period in 2008 primarily due to the following:

•                  We recorded $5.8 million of additional depreciation expense for a portfolio of properties that no longer meets the criteria for being classified as held for sale.

•                  Our held-for-rental asset base increased from acquisitions and developments during 2007.

•                  We accelerated depreciation for certain assets related to terminated leases.

Service Operations

Service Operations consists primarily of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third party property owners. Earnings from Service Operations decreased from $6.9 million for the three months ended March 31, 2007 to $4.4 million for the three months ended March 31, 2008, primarily as a result of gains on the sale of two properties totaling $2.9 million in the three months ended March 31, 2007 compared to no such sales during the three months ended March 31, 2008.

General and Administrative Expense

General and administrative expenses decreased from $13.5 million for the three months ended March 31, 2007 to $12.2 million for the same period in 2008. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. While there was an increase in amount of indirect costs allocated to construction and leasing in 2008 compared to 2007 due to increases in wholly-owned and third-party activity in these areas, this was partially offset by an increase in the overall pool of overhead costs in 2008 necessitated by our overall growth.

Discontinued Operations

The results of operations for properties sold during the year or classified as held-for-sale to unrelated parties at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense, and depreciation expense, as well as the net gain or loss on the disposition of properties.

The operations of 34 buildings are currently classified as discontinued operations for the three months ended March 31, 2008 and March 31, 2007. These 34 buildings consist of 17 industrial and 17 office properties. As a result, we classified net income (loss) from operations of $(183,000) and $2.2 million in discontinued operations for the three months ended March 31, 2008 and 2007, respectively.

Of these properties, one was sold during the first quarter of 2008 and 10 properties were sold during the first quarter of 2007. The gains on disposal of these properties of $1.1 million and $51.7 million for the three months ended March 31, 2008 and 2007, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through working capital and proceeds received from real estate dispositions. Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings needed to fund such expenditures during periods of high leasing volume.

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

In recognition of current economic conditions, we are constantly monitoring the state of the capital markets and accordingly managing our capital needs, specifically development expenditures and commitments.  We will continue to utilize the Partnership’s $1.3 billion unsecured revolving line of credit to provide initial funding of new development expenditures and anticipate using multiple sources of capital including unsecured public debt, secured debt, preferred equity and private equity, as available, to meet our long term capital needs.

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

Debt and Equity Securities

We use the Partnership’s line of credit to fund development activities, acquire additional rental properties and provide working capital.

At March 31, 2008, the General Partner and the Partnership had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt securities.  From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations.  We were in compliance with all such covenants as of March 31, 2008.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us, as well as to improve the overall quality of our portfolio by recycling sales proceeds into new properties with greater value creation opportunities.

We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market in mid-2007.  In the first quarter of 2008 the agreement was cancelled due to the potential buyer not being able to secure financing on acceptable terms.  It is our strategy to operate the buildings through our Rental Operations until we are able to sell the buildings at a favorable price.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Recurring tenant improvements	$10,803	$10,333
Recurring leasing costs	6,098	7,732
Building improvements	967	974
Totals	$17,868	$19,039

Debt Maturities

Debt outstanding at March 31, 2008 totaled $4.3 billion with a weighted average interest rate of 5.48%, maturing at various dates through 2028. We had $3.1 billion of unsecured debt, $635.1 million outstanding on our unsecured lines of credit and $506.1 million of secured debt outstanding at March 31, 2008. Scheduled principal amortization and maturities of such debt totaled $161.8 million for the three months ended March 31, 2008.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2008 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2008	$8,610	$109,940	$118,550	6.79%
2009	11,099	275,000	286,099	7.36%
2010	10,809	806,000	816,809	3.78%
2011	10,781	1,037,207	1,047,988	5.11%
2012	8,649	201,216	209,865	5.89%
2013	8,571	150,000	158,571	4.71%
2014	8,661	272,112	280,773	6.44%
2015	6,774	—	6,774	6.05%
2016	5,763	490,900	496,663	6.16%
2017	4,517	457,761	462,278	5.94%
2018	3,055	300,000	303,055	6.16%
Thereafter	24,714	50,000	74,714	6.76%
	$112,003	$4,150,136	$4,262,139	5.48%

Historical Cash Flows

Cash and cash equivalents were $15.7 million and $9.9 million at March 31, 2008 and 2007, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2008	2007
Net Cash Provided by Operating Activities	$4.0	$12.9

Net Cash Provided by (Used for) Investing Activities	$(154.4)	$8.3

Net Cash Provided by (Used for) Financing Activities	$119.1	$(79.5)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity. Highlights of such activity are as follows:

•                  During the three-month period ended March 31, 2008, we incurred Build for Sale Property development costs of $41.2 million, compared to $70.5 million for the period ended March 31, 2007. The difference is reflective of the decreased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of March 31, 2008, has anticipated costs upon completion of $451.2 million.

•                  We had no sales of Build for Sale Properties in the first quarter of 2008, compared to sales of two Build for Sale Properties for the same period in 2007.  We received net proceeds of $25.4 million and recognized pre-tax gains of $2.9 million on the sales in the first quarter of 2007.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•                  Development costs increased to $151.9 million for the three-month period ended March 31, 2008 from $96.6 million for the same period in 2007 as the result of an increase in development activity in 2008.

•                  During the first quarter of 2008, we paid cash of $8.7 million for real estate acquisitions and $14.7 million for undeveloped land acquisitions, compared to $36.1 million in real estate acquisitions and $34.7 million in acquisitions of undeveloped land in the same period in 2007.

•                  Sales of land and depreciated property provided $26.7 million in net cash proceeds for the three- month period ended March 31, 2008, compared to $176.7 million for the same period in 2007. The first quarter of 2007 included the sale of an eight building portfolio of office properties in the Cleveland market for net proceeds of $139.3 million. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•                  We received financing distributions (as the result of the sale of properties or refinancing) of $38.8 million from unconsolidated companies in the three-month period ended March 31, 2008, compared to $53.5 million for the same period in 2007.

Financing Activities

The following items highlight major fluctuation in net cash flow related to financing activities in the first quarter of 2008 compared to the same period in 2007:

•                  In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

•                  In February 2008, we received net proceeds of $290.0 million from the General Partner’s issuance of its Series O Cumulative Redeemable Preferred Shares; the General Partner had no new preferred equity issuances in the same period in 2007.

•                  We increased net borrowings on the Partnership’s $1.3 billion line of credit by $88.0 million and $13.0 million for the three months ended March 31, 2008 and 2007, respectively.

•                  In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Based on the guidance provided by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008. SFAS 157 will not be applied during 2008 to nonfinancial long lived asset groups that may be measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We will fully apply the provisions of SFAS 157 beginning January 1, 2009 and do not expect there to be a material impact to the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, specifically in regard to the purpose of the derivative and how the derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early application is allowed.  We will apply the disclosure requirements of SFAS 161 beginning in 2009.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity (a “VIE”, as defined by FIN 46(R)) and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

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

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the foregoing, the General Partner’s Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2008, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Those risk factors could materially affect our business, financial condition and results of operations.

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended March 31, 2008:

Total Number of
Shares Purchased as
	Total Number of		Part of Publicly
	Shares	Average Price	Announced Plans or
Month	Purchased (1)	Paid per Share	Programs

January	11,159	$24.98	11,159
February	—	$—	—
March	—	$—	—

Total	11,159	$24.98	11,159

(1) All 11,159 common shares repurchased represent shares of the General Partner swapped to pay the exercise price of stock options.

The number of common shares of the General Partner that may yet be repurchased in the open market to fund shares purchased under its Employee Stock Purchase Plan, as amended, was 81,840 as of March 31, 2008. The approximate dollar value of common shares of the General Partner that may yet be repurchased under the General Partner’s Repurchase Program was $361.0 million as of March 31, 2008.

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

3.2(xi)

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated April 30, 2007, deleting those exhibits setting forth the rights of the Partnership’s previously issued Series B Preferred Units (filed as Exhibit 3.2(xi) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 6, 2008, File No. 000-20625, and incorporated herein by this reference).

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

4.1

Fourth Supplemental Indenture, dated as of May 8, 2008, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K dated May 5, 2008, as filed with the SEC on May 8, 2008, File No. 000-20625, and incorporated herein by this reference).

10.1

Form of Letter Agreement Regarding Executive Severance, between the General Partner and Samuel J. O’Briant and Kevin O. Rogus (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2005, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings. **

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Distributions.*

12.2	Ratio of Earnings to Debt Service.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Principal Executive Officer and Principal Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Principal Executive Officer and Principal Financial Officer.*

* Filed herewith.

** Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 6 to the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: May 15, 2008	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer) of the
General Partner

/s/ Mark Denien
Mark Denien
Senior Vice President, Corporate Controller
(Principal Accounting Officer) of the
General Partner