Form 10-Q
period 2008-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2008-11-13
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-20625
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1898425
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

600 East 96th Street, Suite 100
Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES  ☐     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2008
Common Units, $.01 par value per unit	154,787,985 units

DUKE REALTY LIMITED PARTNERSHIP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,028,142	$872,372
Buildings and tenant improvements	5,069,712	4,600,408
Construction in progress	193,206	412,729
Investments in and advances to unconsolidated companies	700,637	601,801
Land held for development	866,016	912,448

	7,857,713	7,399,758
Accumulated depreciation	(1,121,202)	(951,375)

Net real estate investments	6,736,511	6,448,383

Real estate investments and other assets held for sale	197,287	273,591

Cash and cash equivalents	3,122	47,046
Accounts receivable, net of allowance of $2,011 and $1,359	22,680	29,009
Straight-line rent receivable, net of allowance of $2,669 and $2,886	121,469	110,737
Receivables on construction contracts, including retentions	92,043	66,925
Deferred financing costs, net of accumulated amortization of $35,191 and $29,170	50,926	55,986
Deferred leasing and other costs, net of accumulated amortization of $182,017 and $150,702	370,610	374,635
Escrow deposits and other assets	247,725	254,339

	$7,842,373	$7,660,651

LIABILITIES AND PARTNERS’ EQUITY

Indebtedness:
Secured debt	$520,034	$524,393
Unsecured notes	3,346,000	3,246,000
Unsecured lines of credit	533,709	546,067

	4,399,743	4,316,460

Liabilities of properties held for sale	3,546	8,954

Construction payables and amounts due subcontractors, including retentions	125,157	142,655
Accrued expenses:
Real estate taxes	100,521	63,796
Interest	44,371	54,631
Other	38,893	58,060
Other liabilities	145,043	148,013
Tenant security deposits and prepaid rents	28,082	34,535

Total liabilities	4,885,356	4,827,104

Minority interest	2,878	2,650

Partners’ equity:
General Partner
Common equity (147,110 and 146,175 General Partner Units issued and outstanding)	1,853,275	2,011,316
Preferred equity (4,176 and 2,976 Preferred Units issued and outstanding)	1,044,000	744,000

	2,897,275	2,755,316
Limited Partner’s common equity (7,638 and 7,880 Limited Partner Units issued and outstanding)	64,766	76,860
Accumulated other comprehensive income (loss)	(7,902)	(1,279)

Total partners’ equity	2,954,139	2,830,897

	$7,842,373	$7,660,651

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
RENTAL OPERATIONS
Revenues:
Rental revenue from continuing operations	$216,665	$205,003	$641,795	$598,878
Equity in earnings of unconsolidated companies	204	1,838	17,184	17,478

	216,869	206,841	658,979	616,356

Operating expenses:
Rental expenses	49,466	45,826	147,479	136,669
Real estate taxes	27,415	25,362	82,593	75,048
Interest expense	49,260	43,414	143,657	127,882
Depreciation and amortization	75,144	71,438	228,062	204,642

	201,285	186,040	601,791	544,241

Earnings from continuing rental operations	15,584	20,801	57,188	72,115

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	86,524	77,996	248,918	195,714
General contractor costs	(84,588)	(66,696)	(231,526)	(171,374)

Net general contractor revenue	1,936	11,300	17,392	24,340
Service fee revenue	6,792	7,857	22,929	21,909
Gain on sale of Build-for-Sale properties	20,338	1,116	26,657	10,793

Total service operations revenue	29,066	20,273	66,978	57,042
Operating expenses	7,328	12,972	30,437	30,789

Earnings from service operations	21,738	7,301	36,541	26,253

General and administrative expense	(10,448)	(3,856)	(29,498)	(27,923)
Other operating expenses	(2,474)	(501)	(5,273)	(1,359)

Operating income	24,400	23,745	58,958	69,086
OTHER INCOME (EXPENSE)
Interest and other income, net	2,804	6,755	9,123	12,546
Earnings from sales of land, net	4,469	1,799	8,491	18,207

Income from continuing operations	31,673	32,299	76,572	99,839
Discontinued operations:
Income (loss) from discontinued operations	(173)	319	1,751	4,348
Gain on sale of depreciable properties	1,299	39,670	11,940	111,751

Income from discontinued operations	1,126	39,989	13,691	116,099
Net income	32,799	72,288	90,263	215,938
Distributions on Preferred Units	(18,866)	(15,227)	(53,038)	(45,679)

Net income available for common unitholders	$13,933	$57,061	$37,225	$170,259

Basic net income per Common Unit:
Continuing operations	$.08	$.12	$.15	$.37
Discontinued operations	.01	.27	.09	.79

Total	$.09	$.39	$.24	$1.16

Diluted net income per Common Unit:
Continuing operations	$.08	$.12	$.15	$.37
Discontinued operations	.01	.27	.09	.78

Total	$.09	$.39	$.24	$1.15

Weighted average number of Common Units outstanding	154,604	146,752	154,407	146,670

Weighted average number of Common Units and potential dilutive securities	155,344	147,651	155,105	147,986

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$90,263	$215,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	179,699	160,987
Amortization of deferred leasing and other costs	51,257	47,235
Amortization of deferred financing costs	10,134	8,518
Straight-line rent adjustment	(13,523)	(13,643)
Earnings from land and depreciated property sales	(20,431)	(129,958)
Build-for-sale operations, net	31,558	(167,640)
Construction contracts, net	(12,748)	720
Other accrued revenues and expenses, net	7,241	8,545
Operating distributions received in excess of equity in earnings from unconsolidated companies	6,730	4,166

Net cash provided by operating activities	330,180	134,868

Cash flows from investing activities:
Development of real estate investments	(365,781)	(324,317)
Acquisition of real estate investments and related intangible assets	(20,123)	(80,954)
Acquisition of land held for development	(35,564)	(155,556)
Recurring tenant improvements	(28,075)	(32,987)
Recurring leasing costs	(18,934)	(22,771)
Recurring building improvements	(5,387)	(4,894)
Other deferred leasing costs	(18,930)	(20,562)
Other deferred costs and other assets	(8,615)	(11,139)
Proceeds from land and depreciated property sales, net	85,717	405,094
Capital distributions from unconsolidated companies	65,553	207,545
Capital contributions and advances to unconsolidated companies, net	(78,760)	(104,461)

Net cash used for investing activities	(428,899)	(145,002)

Cash flows from financing activities:
Contributions from General Partner	14,020	2,889
Proceeds from issuance of Preferred Units, net	290,000	—
Proceeds from unsecured debt issuance	325,000	339,424
Payments on unsecured debt	(225,000)	(100,000)
Payments on secured indebtedness including principal amortization	(43,103)	(22,617)
Borrowings (payments) on lines of credit, net	(12,358)	(12,776)
Distributions to common unitholders	(223,171)	(209,839)
Distributions to preferred unitholders	(53,038)	(45,679)
Contributions from minority interest, net	731	2,355
Cash settlement of interest rate swaps	(14,625)	10,746
Deferred financing costs	(3,661)	(4,760)

Net cash provided by (used for) financing activities	54,795	(40,257)

Net decrease in cash and cash equivalents	(43,924)	(50,391)
Cash and cash equivalents at beginning of period	47,046	68,154

Cash and cash equivalents at end of period	$3,122	$17,763

Other non-cash items:
Conversion of Limited Partner Units to common shares of the General Partner	$2,291	$91,626

Issuance of Limited Partner Units for acquisition	$—	$11,020

Assumption of secured debt for real estate acquisitions	$39,480	$—

Contribution of property to, net of debt assumed by, unconsolidated companies	$113,688	$125,353

Distribution of property from partner in unconsolidated company	$28,577	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2008
(in thousands, except per unit data)
(Unaudited)

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Common	Comprehensive
	Equity	Equity	Equity	Income	Total
Balance at December 31, 2007	$2,011,316	$744,000	$76,860	$(1,279)	$2,830,897
Comprehensive Income:
Net income	34,899	53,038	2,326	—	90,263
Gains on derivative instruments	—	—	—	(6,623)	(6,623)

Comprehensive income					$83,640
Conversion of Limited Partner Units to common shares of the General Partner	5,499	—	(3,208)	—	2,291
Issuance of Series O Preferred Units	(10,000)	300,000	—	—	290,000
Capital contribution from General Partner	12,098	—	—	—	12,098
Stock based compensation plan activity	11,422	—	—	—	11,422
Distributions to Preferred Unitholders	—	(53,038)	—	—	(53,038)
Distributions to Partners ($1.445 per Common Unit)	(211,959)	—	(11,212)	—	(223,171)

Balance at September 30, 2008	$1,853,275	$1,044,000	$64,766	$(7,902)	$2,954,139

Common Units outstanding at September 30, 2008	147,110		7,638		154,748

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
The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from an issuance of its shares. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 95.1% of the common Partnership interest as of September 30, 2008 (“General Partner Units”). The remaining 4.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).
We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 6) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.	Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2007 have been reclassified to conform to the 2008 consolidated financial statement presentation.

3.	Indebtedness
Our unsecured lines of credit as of September 30, 2008 are described as follows (in thousands):

	Borrowing	Maturity	Outstanding Balance
Description	Capacity	Date	at September 30, 2008
Unsecured Line of Credit — Partnership	$1,300,000	January 2010	$525,000
Unsecured Line of Credit — Consolidated Subsidiary	$30,000	July 2011	$8,709
We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the Partnership’s unsecured line of credit as of September 30, 2008 ranged from LIBOR plus .48% to LIBOR plus .525% (ranging from 2.97% to 4.235% as of September 30, 2008). This line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of September 30, 2008, we were in compliance with all covenants under this line of credit.
The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 4.279% for outstanding borrowings as of September 30, 2008). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with a 12-month extension option.
In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.
In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.
In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting interest rate swaps (see Note 9), which were designated as cash flow hedges for this offering, the effective interest rate is 7.36%.

4.	Related Party Transactions
We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2008 and 2007, respectively, we earned management fees of $5.6 million and $5.1 million, leasing fees of $1.9 million and $2.7 million and construction and development fees of $9.6 million and $9.0 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

5.	Net Income Per Common Unit
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
The following table reconciles the components of basic and diluted net income per Common Unit for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic and diluted net income available for common unitholders	$13,933	$57,061	$37,225	$170,259

Weighted average number of Common Units outstanding	154,604	146,752	154,407	146,670
Dilutive units for stock-based compensation plans (1)	740	899	698	1,316

Weighted average number of Common Units and potential dilutive securities	155,344	147,651	155,105	147,986

(1)	Excludes (in thousands of units) 6,772 and 1,633 of anti-dilutive units for the three months ended September 30, 2008 and 2007, respectively, and 7,166 and 646 of anti-dilutive units for the nine months ended September 30, 2008 and 2007, respectively. Also excludes the 3.75% Exchangeable Senior Notes due November 2011 (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the three and nine-month periods ended September 30, 2008 and 2007.

6.	Segment Reporting
We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties (our healthcare and retail properties, which do not meet the quantitative thresholds defined in Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, are not separately presented as a reportable segment), are collectively referred to as “Rental Operations”. The third reportable segment consists of our Build-for-Sale operations (defined below) and providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (and is collectively referred to as “Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
During the period between the completion of development, rehabilitation or repositioning of a property developed or acquired with the intent to sell (“Build-for-Sale” property) and the date the property is contributed to an unconsolidated company or sold to a third party, the property and its associated rental revenue and rental expenses are included in the applicable Rental Operations segment because the primary activity associated with the Build-for-Sale property during that period is rental activities. Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental Operations:
Office	$144,026	$144,729	$427,393	$420,930
Industrial	62,856	52,497	184,691	160,031
Non-reportable Rental Operations segments	8,014	6,212	22,374	12,963
Service Operations	29,066	20,273	66,978	57,042

Total Segment Revenues	243,962	223,711	701,436	650,966
Other Revenue	1,973	3,403	24,521	22,432

Consolidated Revenue from continuing operations	$245,935	$227,114	$725,957	$673,398
Discontinued Operations	91	3,461	6,707	22,635

Consolidated Revenue	$246,026	$230,575	$732,664	$696,033

Funds From Operations
Rental Operations:
Office	$87,037	$89,966	$258,136	$257,702
Industrial	49,283	40,444	141,471	122,925
Non-reportable Rental Operations segment	5,174	4,222	14,029	8,887
Service Operations	21,738	7,301	36,541	26,253

Total Segment FFO	163,232	141,933	450,177	415,767
Non-Segment FFO:
Interest expense	(49,260)	(43,414)	(143,657)	(127,882)
Interest and other income, net	330	6,254	3,850	11,187
General and administrative expense	(10,448)	(3,856)	(29,498)	(27,923)
Gain on land sales, net	4,469	1,799	8,491	18,207
Other non-segment income (expense)	(1,710)	(816)	(1,913)	(2,352)
Joint venture FFO	14,462	12,313	44,993	36,669
Distributions on Preferred Units	(18,866)	(15,227)	(53,038)	(45,679)
Discontinued operations	(57)	957	4,645	7,928

Consolidated basic FFO	$102,152	$99,943	$284,050	$285,922

Depreciation and amortization on continuing operations	(75,144)	(71,438)	(228,062)	(204,642)
Depreciation and amortization on discontinued operations	(116)	(638)	(2,894)	(3,580)
Partnership’s share of joint venture adjustments	(14,258)	(10,473)	(28,304)	(21,020)
Earnings from depreciated property sales on discontinued operations	1,299	39,670	11,940	111,751
Earnings from depreciated property sales - share of joint venture	—	(3)	495	1,828

Net income available for common unitholders	$13,933	$57,061	$37,225	$170,259

7.	Discontinued Operations and Assets Held-for-Sale
The operations of 39 buildings are currently classified as discontinued operations for the nine-month periods ended September 30, 2008 and September 30, 2007. These 39 buildings consist of 20 industrial and 19 office properties. Of these properties, seven were sold during the first nine months of 2008 and 32 were sold during 2007.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$91	$3,461	$6,707	$22,635
Expenses:
Operating	62	1,475	1,239	8,945
Interest	86	1,021	821	5,732
Depreciation and amortization	116	638	2,894	3,580
General and administrative	—	8	2	30

Income (loss) from discontinued operations, before gain on sales	(173)	319	1,751	4,348
Gain on sale of properties	1,299	39,670	11,940	111,751

Income from discontinued operations	$1,126	$39,989	$13,691	$116,099

At September 30, 2008, we have classified 10 in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations. The following table illustrates the aggregate balance sheet information of these 10 held-for-sale properties at September 30, 2008 (in thousands):

Total
Held-for-Sale
Properties
Balance Sheet:
Real estate investments, net	$185,399
Other assets	11,888

Total assets held-for-sale	$197,287

Accrued expenses	$1,296
Other liabilities	2,250

Total liabilities held-for-sale	$3,546

We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market and had accordingly ceased depreciation on those buildings in July 2007, as they met the criteria for held-for-sale accounting. As a result, we had also included the 14 buildings in discontinued operations. However, because the potential buyer was not able to secure financing on acceptable terms, the sale agreement was cancelled and we have determined that this portfolio no longer meets the criteria for held-for-sale classification. As a result of this determination, the portfolio was reclassified from discontinued operations to continuing operations in the first quarter of 2008, resulting in an additional $5.3 million of depreciation expense in the first quarter of 2008.
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

8.	Partners’ Equity
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
The General Partner also issued new shares of common stock under employee and non-employee stock purchase plans, as well as for dividend reinvestment plans. The General Partner received $12.1 million and $2.2 million of proceeds, which were contributed to us in exchange for additional General Partner Units, from share issuances during the nine-month periods ended September 30, 2008 and 2007, respectively.

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
To comply with the provisions of SFAS 157, to the extent it has been adopted for the period ending September 30, 2008 (see Note 10), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuations of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

In November 2007, we entered into forward-starting interest rate swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The forward-starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward-starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge was still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date. The net amount of $13.9 million was recorded in Other Comprehensive Income (“OCI”) and is being recognized through interest expense over the life of the hedged debt offering, which took place in May 2008. The remaining unamortized amount included in OCI as of September 30, 2008 is $12.7 million.
The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering both fair value and notional amount, at September 30, 2008.

10.	Recent Accounting Pronouncements
SFAS No.157, Fair Value Measurements (“SFAS 157”) was effective for us on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Based on the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affects financial instruments. SFAS 157 will not be applied during 2008 to nonfinancial long-lived asset groups that may be measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We will fully apply the provisions of SFAS 157 beginning January 1, 2009 and do not expect there to be a material impact to the financial statements.
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
In October 2008, FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), was approved and became immediately effective. FSP 157-3 provides additional guidance for applying fair value measurements in markets that are not active. Beginning January 1, 2009, the date in which we will fully apply the provisions of SFAS 157, FSP 157-3 will apply to fair value measurements of nonfinancial long-lived asset groups, specifically real estate assets, which will be performed in the context of impairment testing or in applying acquisition accounting. We are currently evaluating the impact of adopting FSP 157-3.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, specifically in regard to the purpose of the derivative and how the derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early application is allowed. We will apply SFAS 161 beginning in 2009.
In May 2008, the FASB ratified FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that will require separate accounting for the debt and equity components of convertible instruments. FSP APB 14-1 will require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 is effective January 1, 2009 and will be applied retrospectively to the Exchangeable Notes that we issued in November 2006, which we currently estimate will result in us recognizing additional non-cash interest expense of between $5.5 million and $7.5 million per annum.

11.	Subsequent Events
     Declaration of Distributions
The General Partner’s Board of Directors declared the following distributions at its October 29, 2008, regularly scheduled board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.485	November 14, 2008	November 29, 2008
Preferred (per depositary unit):
Series J	$0.414063	November 14, 2008	November 28, 2008
Series K	$0.406250	November 14, 2008	November 28, 2008
Series L	$0.412500	November 14, 2008	November 28, 2008
Series M	$0.434375	December 17, 2008	December 31, 2008
Series N	$0.453125	December 17, 2008	December 31, 2008
Series O	$0.523438	December 17, 2008	December 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 6, 2008. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
We are a limited partnership formed under the laws of the State of Indiana in 1993. We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. A more complete description of our business, and of management’s philosophy and priorities, is included in our Annual Report on Form 10-K.
As of September 30, 2008, we:
•	Owned or jointly controlled 734 industrial, office, healthcare and retail properties (including properties under development), consisting of more than 126.0 million square feet; and
•	Owned or jointly controlled more than 7,100 acres of land with an estimated future development potential of more than 107 million square feet of industrial, office, healthcare and retail properties.
We provide the following services for our properties and for certain properties owned by third parties and joint ventures:
•	Property leasing;
•	Property management;
•	Asset management;
•	Construction;
•	Development; and
•	Other tenant-related services.
We also develop or acquire properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties represent properties where our investment strategy results in a decision to sell the property within a relatively short time after it is placed in service. Build-for-Sale properties are generally identified as such prior to construction commencement and may either be sold or contributed to an unconsolidated entity in which we have an ownership interest or sold outright to third parties. The state of the capital markets has limited the access to financing for potential purchasers of our properties and, therefore, made it more difficult for us to execute our capital recycling program. Additionally, with the potential limits that the current state of the economy may place on our own ability to access debt financing at acceptable rates, management’s priorities with regard to uses of capital for development of new properties have been re-evaluated and, thus, new development commitments have been significantly curtailed.

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
Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of maintaining and increasing rental revenues from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (including rental properties of unconsolidated joint ventures but excluding all in-service Build-for-Sale properties) as of September 30, 2008 and 2007, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2008	2007	2008	2007	2008	2007
Industrial	88,764	76,539	71.5%	69.8%	89.3%	93.8%
Office	33,723	31,787	27.1%	29.0%	88.3%	90.7%
Other	1,691	1,306	1.4%	1.2%	90.0%	92.8%

Total	124,178	109,632	100.0%	100.0%	89.1%	92.9%

The decrease in occupancy at September 30, 2008, as compared to September 30, 2007, is the result of an increase in developments which were not fully leased being placed in service between the two periods. There are no significant differences in occupancy between wholly owned properties and properties held by unconsolidated subsidiaries.
Lease Expiration and Renewal: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of September 30, 2008. The table indicates square footage and annualized net effective rents (based on September 2008 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2008	2,613	$13,453	3%	2,037	$7,441	561	$5,801	15	$211
2009	12,023	80,091	10%	8,742	36,271	3,235	43,373	46	447
2010	14,190	100,269	13%	10,090	42,687	4,087	57,395	13	187
2011	16,016	95,965	12%	12,337	46,064	3,609	48,726	70	1,175
2012	11,315	79,127	10%	7,771	30,408	3,501	47,908	43	811
2013	12,939	105,260	14%	7,867	32,037	5,015	72,329	57	894
2014	8,787	55,054	7%	6,749	24,469	2,004	30,021	34	564
2015	8,643	64,550	8%	6,276	24,854	2,366	39,667	1	29
2016	4,904	32,249	4%	3,527	11,947	1,166	17,859	211	2,443
2017	6,389	43,454	6%	4,598	18,146	1,528	21,935	263	3,373
2018 and Thereafter	12,774	99,161	13%	9,295	43,805	2,710	41,877	769	13,479

Total Leased	110,593	$768,633	100%	79,289	$318,129	29,782	$426,891	1,522	$23,613

Total Portfolio Square Feet	124,178			88,764		33,723		1,691

Percent Occupied	89.1%			89.3%		88.3%		90.0%

Note: Includes 100% of properties in unconsolidated joint ventures and excludes Build-for-Sale properties.

We renewed 74.3% and 73.1% of our leases up for renewal in the three and nine months ended September 30, 2008, totaling approximately 1.9 million and 6.4 million square feet, respectively. This compares to renewals of 80.8% and 81.9% for the three and nine months ended September 30, 2007, totaling approximately 2.9 million and 8.5 million square feet, respectively. The reduced overall renewal percentage is primarily due to a decline in the percentage of leases renewed in our bulk industrial portfolio. When bulk industrial leases are not renewed, it generally results in a greater impact on the overall lease renewal percentage since the average square footage of our bulk industrial leases is significantly higher than that of our average office leases. We attained 4.0% and 4.9% growth in net effective rents on these renewals in the three and nine months ended September 30, 2008, respectively.
The average term of renewals for the three and nine months ended September 30, 2008 was 4.3 and 3.7 years, respectively, compared to an average term of 3.0 and 3.9 years for the three and nine months ended September 30, 2007, respectively.
Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations income as they are placed in service and are leased. Considering the current state of the economy and the risks of significant constraints on access to capital, we have reduced the level of our wholly owned new development activities pending improvement in the economy and capital markets.
We had 7.0 million square feet of property under development with total estimated costs upon completion of $832.1 million at September 30, 2008 compared to 16.6 million square feet with total costs of $1.3 billion at September 30, 2007. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.
The following table summarizes our properties under development as of September 30, 2008 (in thousands, except percentage data):

			Total
			Estimated	Anticipated
Anticipated	Square	Percent	Project	Stabilized
In-Service Date	Feet	Leased	Costs	Return (1)
Held-for-Rental Buildings:
4th Quarter 2008	569	40%	$64,235	9.57%
1st Quarter 2009	503	0%	18,474	7.97%
2nd Quarter 2009	—	—	—	—
Thereafter	772	49%	186,510	8.35%

	1,844	33%	$269,219	8.62%

Build-for-Sale Properties:
4th Quarter 2008	1,532	38%	$61,358	8.84%
1st Quarter 2009	1,786	70%	77,974	8.18%
2nd Quarter 2009	101	100%	17,339	9.05%
Thereafter	1,694	57%	406,246	8.08%

	5,113	57%	$562,917	8.21%

Total	6,957	50%	$832,136	8.34%

(1)	Anticipated yield upon leasing 95% of the property.
Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned held-for-rental properties were $62.6 million and $317.4 million for the nine months ended September 30, 2008 and 2007, respectively. Dispositions of wholly owned Build-for-Sale properties resulted in $222.8 million in proceeds for the nine months ended September 30, 2008, compared to $85.0 million for such dispositions in the same period in 2007. Additionally, our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $35.1 million and $9.3 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in wholly owned held-for-rental dispositions is partially attributable to the current credit environment impacting potential buyers’ ability to finance acquisitions. Proceeds from dispositions of wholly owned Build-for-Sale properties increased largely as the result of $146.2 million in current year proceeds from five buildings sold to a 20% owned unconsolidated joint venture with whom we have an agreement to sell up to $800.0 million in Build-for-Sale properties over the next three years.
For the nine months ended September 30, 2008, we acquired $60.5 million of income producing properties comprised of five industrial real estate properties in Savannah, Georgia, compared to acquisitions of $47.4 million of income producing properties for the same period in 2007. In addition, in the first nine months of 2007, we continued our expansion into the healthcare real estate market by completing the acquisition of Bremner Healthcare Real Estate, a national health care development and management firm. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over three years following the acquisition date. We also acquired $37.4 million of undeveloped land in the nine months ended September 30, 2008, compared to $156.8 million in the same period in 2007.
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

The following table shows a reconciliation of net income available for common unitholders to the calculation of FFO for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income available for common unitholders	$13,933	$57,061	$37,225	$170,259
Adjustments:
Depreciation and amortization	75,260	72,076	230,956	208,222
Partnership’s share of joint venture depreciation and amortization	14,258	10,473	28,304	21,020
Earnings from depreciable property sales — wholly owned	(1,299)	(39,670)	(11,940)	(111,751)
Earnings from depreciable property sales — share of joint venture	—	3	(495)	(1,828)

Funds From Operations	$102,152	$99,943	$284,050	$285,922

Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Rental Operations revenues from Continuing Operations	$216,869	$206,841	$658,979	$616,356
Service Operations revenues from Continuing Operations	29,066	20,273	66,978	57,042
Earnings from Continuing Rental Operations	15,584	20,801	57,188	72,115
Earnings from Continuing Service Operations	21,738	7,301	36,541	26,253
Operating income	24,400	23,745	58,958	69,086
Net income available for common unitholders	13,933	57,061	37,225	170,259
Weighted average Common Units outstanding	154,604	146,752	154,407	146,670
Weighted average Common Units and potential dilutive securities	155,344	147,651	155,105	147,986
Basic income per Common Unit:
Continuing operations	$.08	$.12	$.15	$.37
Discontinued operations	$.01	$.27	$.09	$.79
Diluted income per Common Unit:
Continuing operations	$.08	$.12	$.15	$.37
Discontinued operations	$.01	$.27	$.09	$.78

Number of in-service properties at end of period	724	687	724	687
In-service square footage at end of period	124,178	109,632	124,178	109,632
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
Rental Revenue From Continuing Operations
Overall, rental revenue from continuing operations increased from $205.0 million for the quarter ended September 30, 2007 to $216.7 million for the same period in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Revenue:
Office	$144,026	$144,729
Industrial	62,856	52,497
Non-reportable segments	9,783	7,777

Total	$216,665	$205,003

The following factors contributed to these results:
•	We acquired 12 properties and placed 71 developments in service from January 1, 2007 to September 30, 2008 that provided incremental revenues of $18.6 million in the third quarter of 2008, as compared to the same period in 2007. The slight decrease in overall occupancy in our wholly owned in-service properties from 92.3% to 87.6% was the result of some of these newly developed speculative properties not yet being fully leased, rather than from occupancy decreases in our existing base of rental properties.

•	Lease termination fees, which are included in rental revenue from continuing operations, decreased from $9.5 million in the third quarter of 2007 to $1.6 million in the third quarter of 2008.
Rental Expenses and Real Estate Taxes
The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$39,151	$37,815
Industrial	5,988	5,360
Non-reportable segments	4,327	2,651

Total	$49,466	$45,826

Real Estate Taxes:
Office	$17,838	$16,948
Industrial	7,585	6,693
Non-reportable segments	1,992	1,721

Total	$27,415	$25,362

Of the overall $3.6 million increase in rental expenses in the third quarter of 2008, compared to the same period in 2007, $2.7 million was attributable to properties acquired and developments placed in service from January 1, 2007 to September 30, 2008.
Of the overall $2.1 million increase in real estate taxes in the third quarter of 2008, compared to the same period in 2007, $1.5 million was attributable to properties acquired and developments placed in service from January 1, 2007 to September 30, 2008. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.
Interest Expense
Interest expense increased from $43.4 million in the third quarter of 2007 to $49.3 million in the third quarter of 2008 primarily due to a net increase in average unsecured debt outstanding during the third quarter of 2008 compared to the third quarter of 2007 and new debt being issued at higher overall borrowing rates than the debt maturing over the last twelve months.
Depreciation and Amortization
Depreciation and amortization expense increased from $71.4 million during the third quarter of 2007 to $75.1 million for the same period in 2008 due to increases in our held-for-rental asset base from acquisitions and developments during 2007 and 2008.

Service Operations
Service Operations consist primarily of sales of Build-for-Sale properties and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners. Earnings from Service Operations increased from $7.3 million for the three months ended September 30, 2007 to $21.7 million for the three months ended September 30, 2008. The increase was primarily the result of the gain on the sale of seven Build-for-Sale properties totaling $20.3 million in the three months ended September 30, 2008, compared to gains on the sale of one property totaling $1.1 million during the same period in 2007. Partially offsetting the aforementioned increase in gains on Build-for-Sale properties was an increase in our total cost estimate for a third-party fixed price construction contract, which reduced the margin on the contract and, therefore, reduced earnings from Service Operations.
General and Administrative Expense
General and administrative expenses increased from $3.9 million for the three months ended September 30, 2007 to $10.4 million for the same period in 2008. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses was due to a decrease in the amount of indirect costs allocated to leasing due to a decrease in both wholly owned and third-party leasing activity in the three months ended September 30, 2008 compared to the same period in 2007, as the third quarter of 2007 was a record leasing period for us. This was partially offset by a decrease in the overall pool of overhead costs in the third quarter of 2008, compared to the same period in 2007.
Discontinued Operations
The results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense, and depreciation expense, as well as the net gain or loss on the disposition of properties.
The operations of 24 buildings are currently classified as discontinued operations for the three months ended September 30, 2008 and September 30, 2007. These 24 buildings consist of 18 industrial and 6 office properties. As a result, we classified net income (loss) from operations of $(173,000) and $319,000 in discontinued operations for each of the three months ended September 30, 2008 and 2007, respectively.
Of these properties, two were sold during the third quarter of 2008 and 15 were sold during the third quarter of 2007. The gains on disposal of these properties of $1.3 million and $39.7 million for the three months ended September 30, 2008 and 2007, respectively, are also reported in discontinued operations.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
Rental Revenue From Continuing Operations
Overall, rental revenue from continuing operations increased from $598.9 million for the nine months ended September 30, 2007 to $641.8 million for the same period in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Revenue:
Office	$427,393	$420,930
Industrial	184,691	160,031
Non-reportable segments	29,711	17,917

Total	$641,795	$598,878

The following factors contributed to these results:
•	We acquired 12 properties and placed 71 developments in service from January 1, 2007 to September 30, 2008 that provided incremental revenues of $53.4 million for the first nine months of 2008, as compared to the same period in 2007. The slight decrease in overall occupancy in our wholly owned in-service properties from 92.3% to 87.6% was the result of some of these newly developed speculative properties not yet being fully leased, rather than from occupancy decreases in our existing base of rental properties.

•	Lease termination fees, which are included in rental revenue from continuing operations, decreased from $14.7 million in the first nine months of 2007 to $6.6 million in the same period of 2008.

•	We contributed eight properties to an unconsolidated joint venture in 2007, resulting in an $11.0 million reduction in revenues for the nine months ended September 30, 2008, as compared to the same period in 2007. Of these properties, seven were contributed in the second quarter of 2007 and one was contributed in the fourth quarter of 2007.

•	The remaining increase in rental revenues is primarily the result of a $6.5 million increase in revenues from reimbursable rental expenses.
Rental Expenses and Real Estate Taxes
The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$116,298	$112,643
Industrial	20,416	17,858
Non-reportable segments	10,765	6,168

Total	$147,479	$136,669

Real Estate Taxes:
Office	$52,959	$50,585
Industrial	22,804	19,248
Non-reportable segments	6,830	5,215

Total	$82,593	$75,048

Of the overall $10.8 million increase in rental expenses in the first nine months of 2008, compared to the same period in 2007, $7.9 million was attributable to properties acquired and developments placed in service from January 1, 2007 to September 30, 2008. Increases in utility costs and snow removal in our existing base of properties compared to the nine months ended September 30, 2007 also contributed to the increase in rental expenses.
Of the overall $7.5 million increase in real estate taxes in the first nine months of 2008, compared to the same period in 2007, $4.6 million was attributable to properties acquired and developments placed in service from January 1, 2007 to September 30, 2008. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.
Interest Expense
Interest expense increased from $127.9 million for the nine months ended September 30, 2007 to $143.7 million for the same period in 2008 primarily due to a net increase in average unsecured debt borrowings during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and new debt being issued at higher overall borrowing rates than the debt maturing over the last twelve months.
Depreciation and Amortization
Depreciation and amortization expense increased from $204.6 million for the first nine months of 2007 to $228.1 million for the same period in 2008 primarily due to the following:
•	We recorded $5.8 million of additional depreciation expense in the first quarter of 2008 for a portfolio of properties that no longer met the criteria for being classified as held-for-sale.

•	Our held-for-rental asset base increased from acquisitions and developments during 2007 and 2008.
Service Operations
Earnings from Service Operations increased from $26.3 million for the nine months ended September 30, 2007 to $36.5 million for the nine months ended September 30, 2008. The increase was primarily a result of gains on the sale of nine Build-for-Sale properties totaling $26.7 million in the nine months ended September 30, 2008 compared to gains on the sale of six properties totaling $10.8 million for the nine months ended September 30, 2007. Partially offsetting the aforementioned increase in gains on Build-for-Sale properties was an increase in our total cost estimate for a third-party fixed price construction contract, which reduced the margin on the contract and, therefore, reduced earnings from Service Operations.
General and Administrative Expense
General and administrative expenses increased from $27.9 million for the nine months ended September 30, 2007 to $29.5 million for the same period in 2008. The increase in general and administrative expenses from the nine months ended September 30, 2007 is the result of a decrease in the allocation of costs to leasing activities due to a decrease in wholly owned leasing activity, in addition to an increase in the overall pool of indirect costs, partially offset by an increase in the allocation of costs to construction activities due to an increase in third-party construction volume.

Discontinued Operations
The operations of 39 buildings are currently classified as discontinued operations for the nine months ended September 30, 2008 and September 30, 2007. These 39 buildings consist of 20 industrial and 19 office properties. As a result, we classified net income from operations of $1.8 million and $4.3 million in discontinued operations for the nine months ended September 30, 2008 and 2007, respectively.
Of these properties, seven were sold during the first nine months of 2008 and 30 were sold during the first nine months of 2007. The gains on disposal of these properties of $11.9 million and $111.8 million for the nine months ended September 30, 2008 and 2007, respectively, are also reported in discontinued operations.
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
In recognition of current economic conditions, we are constantly monitoring the state of the capital markets and accordingly managing our capital needs, such as development expenditures and commitments. We will continue to utilize the Partnership’s $1.3 billion unsecured revolving line of credit to provide initial funding of new development expenditures and anticipate using multiple sources of capital including unsecured public debt, secured debt, preferred equity and private equity, as available, to meet our long-term capital needs.
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

We are subject to risks of decreased occupancy through market conditions, as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. These risks may be heightened as a result of the current state of the economy. However, we believe that these risks may be mitigated by our relatively strong market presence in most of our markets and the fact that we perform in-house credit reviews and analyses on major tenants and all significant leases before they are executed.
Debt and Equity Securities
We use the Partnership’s line of credit to fund development activities, acquire additional rental properties and provide working capital.
At September 30, 2008, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.
In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After taking into account the effect of forward starting swaps, which were designated as cash flow hedges for this offering, the notes had an effective interest rate of 7.36%.
The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as well as applicable covenants under our unsecured line of credit, as of September 30, 2008.
Sale of Real Estate Assets
We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us, as well as to improve the overall quality of our portfolio by recycling sales proceeds into new properties with greater value creation opportunities.
We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market in mid-2007. In the first quarter of 2008, the preliminary agreement was cancelled due to the potential buyer being unable to secure financing on acceptable terms. Our strategy is to operate these buildings through our Rental Operations until we are able to sell the buildings at a favorable price. The state of the current credit markets has made it more difficult for prospective buyers of our properties to obtain financing.
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

In May 2008, we entered into an unconsolidated joint venture that will acquire up to $800.0 million of our newly developed bulk industrial build-to-suit projects over the next three years. Properties will be sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We will retain a 20% equity interest in the joint venture. As of September 30, 2008, the joint venture has acquired five properties from us and we received year-to-date net sale proceeds and financing distributions of approximately $164.7 million.
In January 2008, we sold a tract of land to an unconsolidated joint venture in which we hold a 50% equity interest and received a distribution, commensurate to our partner’s 50% ownership interest, of approximately $38.3 million.
Uses of Liquidity
Our principal uses of liquidity include the following:
•	property investment;

•	recurring leasing/capital costs;

•	distributions to unitholders;

•	long-term debt maturities; and

•	other contractual obligations.
Property Investment
We evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Our ability to make future property investments is dependent upon our continued access to our longer-term sources of liquidity including the issuances of debt or equity securities as well as disposing of selected properties. In light of current economic conditions, management continues to evaluate our investment priorities and we are limiting new development expenditures.
Recurring Expenditures
One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Recurring tenant improvements	$28,075	$32,987
Recurring leasing costs	18,934	22,771
Building improvements	5,387	4,894

Totals	$52,396	$60,652

Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended, in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.480 per common unit in the first and second quarters of 2008, $0.485 per common unit in the third quarter of 2008, and the General Partner’s Board of Directors declared distributions of $0.485 per unit for the fourth quarter of 2008. Our future distributions will be declared at the discretion of the General Partner’s Board of Directors and will be subject to our future capital needs and availability.
At September 30, 2008, the General Partner had six series of preferred stock outstanding. The annual distributions on the General Partner’s preferred stock range between $1.63 and $2.09 per share and are paid in arrears quarterly.

Debt Maturities
Debt outstanding at September 30, 2008 totaled $4.4 billion with a weighted average interest rate of 5.66% maturing at various dates through 2028. We had $3.3 billion of unsecured notes, $533.7 million outstanding on our unsecured lines of credit and $520.0 million of secured debt outstanding at September 30, 2008. Scheduled principal amortization and maturities of such debt totaled $268.1 million for the nine months ended September 30, 2008.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2008 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2008	$2,557	$9,940	$12,497	7.29%
2009	10,957	275,000	285,957	7.38%
2010	10,717	700,000	710,717	3.91%
2011	10,823	1,041,849	1,052,672	5.12%
2012	8,906	201,216	210,122	5.92%
2013	8,889	475,000	483,889	6.51%
2014	9,109	272,112	281,221	6.46%
2015	7,700	—	7,700	6.39%
2016	6,822	490,900	497,722	6.16%
2017	5,242	469,324	474,566	5.95%
2018	3,304	300,000	303,304	6.09%
Thereafter	27,500	50,000	77,500	7.03%

	$112,526	$4,285,341	$4,397,867	5.66%

Historical Cash Flows
Cash and cash equivalents were $3.1 million and $17.8 million at September 30, 2008 and 2007, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Net Cash Provided by Operating Activities	$330.2	$134.9
Net Cash Provided by (Used for) Investing Activities	$(428.9)	$(145.0)
Net Cash Provided by (Used for) Financing Activities	$54.8	$(40.3)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity. Highlights of such activities are as follows:
•	During the nine-month period ended September 30, 2008, we incurred Build-for-Sale property development costs of $159.2 million, compared to $238.6 million for the same period ended September 30, 2007. The difference is reflective of the decreased activity in our Build-for-Sale pipeline as there were certain large projects under development during the first half of 2007 that were placed in service in the third quarter of 2007. The pipeline of Build-for-Sale projects under construction as of September 30, 2008 has anticipated total costs upon completion of $562.9 million.

•	We sold nine Build-for-Sale properties in the first nine months of 2008, compared to six such properties sold in the same period in 2007, receiving net proceeds of $220.6 million and $83.1 million, respectively. We recognized pre-tax gains of $26.7 million and $10.8 million on these sales for the nine-month periods ended September 30, 2008 and 2007, respectively.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:
•	Held-for-rental development costs increased to $365.8 million for the nine-month period ended September 30, 2008 from $324.3 million for the same period in 2007 largely as the result of the completion of several projects that we started in 2007.

•	During the first nine months of 2008, we paid cash of $20.1 million for real estate acquisitions and $35.6 million for undeveloped land acquisitions, compared to $82.4 million for real estate acquisitions and $155.6 million for acquisitions of undeveloped land in the same period in 2007.

•	Sales of land and depreciated property provided $85.7 million in net proceeds for the nine-month period ended September 30, 2008, compared to $405.1 million for the same period in 2007. Dispositions in the first nine months of 2007 included a portfolio of eight office properties in the Cleveland market for net proceeds of $139.3 million and a portfolio of twelve industrial properties in the St. Louis market for net proceeds of $64.2 million.

•	We received capital distributions (as a result of the sale of properties or refinancing) of $65.6 million from unconsolidated companies for the nine-month period ended September 30, 2008, compared to $207.5 million for the same period in 2007.
Financing Activities
The following items highlight major fluctuations in net cash flow related to financing activities in the first nine months of 2008 compared to the same period in 2007:
•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

•	In February 2008, we received net proceeds of $290.0 million from the General Partner’s issuance of shares of its Series O Cumulative Redeemable Preferred Stock; the General Partner had no new preferred equity issuances in the same period in 2007.

•	We decreased net borrowings on the Partnership’s $1.3 billion line of credit by $18.0 million for the nine months ended September 30, 2008, compared to a decrease of $15.0 million for the same period in 2007.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.

•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.

•	In May 2008, we issued $325.0 million of senior unsecured notes due in May 2013 with an effective interest rate of 7.36%.
Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2007 as previously discussed in our 2007 Annual Report on Form 10-K. In most cases we may withdraw from land purchase contracts with the sellers’ only recourse being earnest money deposits already made.

Off Balance Sheet Arrangements — Investments in Unconsolidated Companies
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
We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of Industrial, Office and Retail real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet.
Our investments in and advances to unconsolidated companies represented approximately 9% and 8% of our total assets at September 30, 2008 and December 31, 2007, respectively. Total assets of our unconsolidated subsidiaries were $2.5 billion and $2.2 billion as of September 30, 2008 and December 31, 2007, respectively.
The combined revenues of our unconsolidated subsidiaries totaled approximately $182.9 million and $156.7 million for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively.
We, or the General Partner, have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans was approximately $263.5 million at September 30, 2008.
Recent Accounting Pronouncements
See Note 10 in our Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. We will face additional interest rate risk in the future as we refinance existing issues of unsecured notes. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps were not significant to the Financial Statements in terms of notional amount or fair value at September 30, 2008.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Fixed rate secured debt	$12,497	$10,247	$9,967	$22,177	$9,292	$445,687	$509,868	$472,750
Weighted average interest rate	7.29%	6.92%	6.85%	7.14%	6.67%	6.04%
Variable rate secured debt	$—	$710	$750	$785	$830	$5,215	$8,290	$8,290
Weighted average interest rate	N/A	10.85%	10.80%	10.76%	10.72%	11.53%
Fixed rate unsecured notes	$—	$275,000	$175,000	$1,021,000	$200,000	$1,675,000	$3,346,000	$2,934,012
Weighted average interest rate	N/A	7.39%	5.37%	5.08%	5.87%	6.29%
Unsecured lines of credit	$—	$—	$525,000	$8,709	$—	$—	$533,709	$525,034
Rate at September 30, 2008	N/A	N/A	3.36%	4.28%	N/A	N/A
As the table incorporates only those exposures that exist as of September 30, 2008, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner’s Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2008, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, or subsequent Quarterly Reports on Form 10-Q.
The solvency of financial institutions may limit our access to liquidity.
Approximately 47% of our outstanding debt will mature between now and December 31, 2011. The majority of these debt maturities are comprised of $750.0 million of unsecured notes, $575.0 million of exchangeable unsecured notes, $125.0 million of corporate unsecured debt and our $1.3 billion unsecured line of credit, which has a principal balance of $525.0 million outstanding as of September 30, 2008. The unsecured line of credit matures in January 2010 with a one-year extension available at our option. Given current economic conditions including, but not limited to, the credit crisis and related turmoil in the global financial system, we may be unable to refinance these obligations and could also potentially lose access to our current available liquidity under our unsecured line of credit if one or more participating lenders default on their commitments.
The SEC has proposed changes to the eligibility requirements for Form S-3 that could prevent us from issuing debt securities on our automatic shelf registration statement.
From time to time, we issue debt securities pursuant to an automatic shelf registration statement on Form S-3. On July 1, 2008, the SEC issued a proposed rule that would revise the transaction eligibility criteria for registering primary offerings of non-convertible securities (like our debt securities) on Forms S-3. As proposed, the instructions to these forms would no longer refer to security ratings by a nationally recognized statistical rating organization as a transaction requirement to permit issuers to register primary offerings of non-convertible securities for cash. Instead, Form S-3 would be available to register primary offerings of non-convertible securities if the issuer has issued (as of a date within 60 days prior to the filing of the registration statement) for cash more than $1 billion in non-convertible securities, other than common equity, through registered primary offerings over the prior three years.

Currently, we rely on the eligibility standard for offerings of investment grade rated non-convertible debt securities in order to offer securities pursuant to an automatic shelf registration statement on Form S-3. The SEC’s proposal would effectively eliminate this eligibility standard. Although we currently satisfy the SEC’s proposed eligibility criteria (namely, having issued more than $1 billion of non-convertible debt in registered offerings over the most recent three years), it is possible that we may not meet this test in the future, in which case we would not be eligible to issue securities on Form S-3. As a result, we would be unable to launch and price public offerings of debt securities on short notice using Form S-3 with the speed and efficiency necessary to take advantage of favorable market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, the General Partner may repurchase its common shares under a $750 million repurchase program that initially was approved by the General Partner’s Board of Directors and publicly announced in October 2001 (the “Repurchase Program”). In October 2008, the General Partner’s Board of Directors adopted a resolution that reaffirmed management’s authority to repurchase the General Partner’s common shares and amended the Repurchase Program to include the repurchase of outstanding series of preferred shares, as well as any outstanding series of debt securities. The October 2008 resolution also limited management’s authority to repurchase a maximum of $75.0 million of the General Partner’s common shares, $75.0 million of debt securities and $25.0 million of preferred shares. The authority to repurchase such securities expires in October 2009. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under the General Partner’s compensation and benefit programs.
The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended September 30, 2008:

			Total Number of
			Shares Purchased as
	Total Number of		Part of Publicly
	Shares	Average Price	Announced Plans or
Month	Purchased (1)	Paid per Share	Programs
July	—	$—	—
August	68,150	$26.40	68,150
September	4,270	$26.94	4,270

Total	72,420	$26.43	72,420

(1)	All 72,420 shares repurchased represent shares of the General Partner swapped to pay the exercise price of stock options.
The number of common shares of the General Partner that may yet be repurchased in the open market to fund shares purchased under its Employee Stock Purchase Plan, as amended, was 81,840 as of September 30, 2008.

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

3.2 (i)
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

3.2 (v)
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

3.2 (x)
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

3.2(xiii)
Thirteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, deleting the exhibit setting forth the rights of the Partnership’s Series C Preferred Units.*

11.1	Statement Regarding Computation of Earnings.**

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Principal Executive Officer and Principal Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

**	Data required by Statement of Financial Accounting Standard No.128, Earnings per Share, is provided in Note 5 to the Consolidated Financial Statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP
Date: November 13, 2008	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) of the General Partner

/s/ Mark Denien
Mark Denien
Senior Vice President, Corporate Controller (Principal Accounting Officer) of the General Partner