Form 10-K
period 2008-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2009-03-06
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes          No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                 Accelerated filer                 Non-accelerated filer X            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

The aggregate market value of Limited Partner Units held by non-affiliates of the Registrant is $171.5 million based on the last reported sale price of the common shares of Duke Realty Corporation into which Limited Partner Units are exchangeable on June 30, 2008.

The aggregate number of Limited Partnership Units outstanding as of February 27, 2009 was 155,261,951.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s General Partner’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Report, the words “the Partnership,” “we,” “us” and “our” refer to Duke Realty Limited Partnership and its subsidiaries, as well as Duke Realty Limited Partnership’s predecessors and their subsidiaries. The “General Partner” refers to our parent, Duke Realty Corporation.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K (this “Report”), including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek”, “may” and similar expressions or statements regarding future periods are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•

Changes in general economic and business conditions, including, without limitation, the impact of the current credit crisis and economic down-turn, which are having and may continue to have a negative effect on the fundamentals of our business, the financial condition of our tenants and our lenders, and the value of our real estate assets;

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

•

Our continuing ability to raise funds on favorable terms, if at all, through the issuance of debt and equity in the capital markets, which may negatively affect both our ability to refinance our existing debt as well as our future interest expense;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Our ability to be flexible in the development and operation of joint venture properties;

•	Our ability to successfully dispose of properties, if at all, on terms that are favorable to us;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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

PART I

Item 1.  Business

Background

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds of $309.2 million from an offering of an additional 14,000,833 of its shares to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a REIT under provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner is the sole general partner of the Partnership, owning 95.6% of the common Partnership interest as of December 31, 2008 (“General Partner Units”). The remaining 4.4% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partner Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”). As of December 31, 2008, our diversified portfolio of 738 rental properties (including nine properties comprising 1.4 million square feet under development and excluding all properties developed with the intent to sell) encompasses approximately 128.6 million rentable square feet and is leased by a diverse base of approximately 3,400 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own or control more than 7,200 acres of land available for development.

Our Service Operations provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services. We conduct our Service Operations through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. Our Rental Operations are conducted through Duke Realty Limited Partnership. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 17 regional offices located in Alexandria, Virginia; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Tampa, Florida; and Weston, Florida. We had more than 1,200 employees as of December 31, 2008.

Operational Objectives

Our primary operational objective is to maximize Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) selectively developing and acquiring new properties for our Rental Operations in our existing markets when economic conditions improve; (iii) using our construction expertise to act as a general contractor or construction manager in our existing markets and other domestic markets on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage both as a real estate operator and in future development activities.

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office and healthcare customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.

All of our properties are located in areas that include competitive properties. Institutional investors, other REITs or local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. The supply and demand of similar available rental properties may affect the rental rates we will receive on our properties. Other competitive factors include the attractiveness of the property location, the quality of the property and tenant services provided, and the reputation of the owner and operator. In addition, our Service Operations face competition from a considerable number of other real estate companies that provide comparable services, some of whom may have greater marketing and financial resources than are available to us.

Financial Strategy

Our financial strategy is to actively manage the components of our capital structure and maintain investment grade ratings for our unsecured notes from our credit rating agencies. Additionally, to the extent that market conditions permit, we employ a capital recycling program that utilizes sales of operating real estate assets that no longer fit our strategies to generate proceeds that can be recycled into new properties that better fit our current and long-term strategies.

We also seek to maintain a balanced and flexible capital structure by: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings; (iv) maintaining fixed charge coverage and other ratios at levels required to maintain investment grade ratings for our unsecured notes; (v) generating proceeds from the sale of non-strategic properties and (vi) issuing perpetual preferred equity for 5-10% of our total capital structure. However, given the current state of the economy and capital markets, our near term focus is on improving liquidity through capital preservation by substantially decreasing acquisitions and development, diligently managing our overhead expenses, reducing distributions and actively seeking new sources of capital, including secured indebtedness, to refinance and extend our existing debt maturities. In order to strengthen our capital structure, we intend to repurchase on the open market our unsecured debt maturing over the next three years, from time to time when favorable pricing is available. By focusing on strengthening our balance sheet, we expect to be positioned for future growth as the economy improves.

In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have a $1.3 billion unsecured line of credit available for our capital needs. We may, at our sole discretion, exercise an option to extend the maturity of this line of credit from January 2010 to January 2011.

Corporate Governance

As a limited partnership that has one general partner owning over 90% of the Partnership’s common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. Summarized below are the highlights of the General Partner’s corporate governance initiatives.

Board Composition

•  The General Partner’s Board is controlled by supermajority (92.9%) of “Independent Directors”, as such term is defined under the rules of the New York Stock Exchange (the “NYSE”) as of January 30, 2009 and thereafter

Board Committees	• The General Partner’s Board Committee members are all Independent Directors

Lead Director	• The Chairman of the General Partner’s Corporate Governance Committee serves as Lead Director of the General Partner’s Independent Directors

Board Policies

•  No Shareholder Rights Plan (Poison Pill)

•  Code of Conduct applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers require the vote of a majority of the General Partner’s Board of Directors or the General Partner’s Corporate Governance Committee.

•  Effective orientation program for new Directors of the General Partner

•  Independence of Directors of the General Partner is reviewed annually

•  Independent Directors of the General Partner meet at least quarterly in executive sessions

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

•  Prohibition on repricing of outstanding stock options of the General Partner

•  Directors of the General Partner required to offer resignation upon job change

•  Majority voting for election of Directors of the General Partner

•  Shareholder Communications Policy

Ownership	Minimum Stock Ownership Guidelines apply to all Directors and Executive Officers of the General Partner

The General Partner’s Code of Conduct (which applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the investor information/corporate governance section of the General Partner’s website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

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

Available Information and Exchange Certifications

In addition to this Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner’s corporate website, which is www.dukerealty.com. We are not incorporating the information on this website into this Report, and the General Partner’s website and the information appearing on the General Partner’s website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application (“IDEA”) via the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner’s securities are listed on the NYSE, you may read the General Partner’s SEC filings at the offices of the NYSE, 20 Broad Street, New York, New York 10005.

The NYSE requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The General Partner submitted the certification of its Chairman and Chief Executive Officer, Dennis D. Oklak, with its 2008 Annual Written Affirmation to the NYSE on May 22, 2008.

The General Partner included the certification of its Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the General Partner’s public disclosure, in this Report as Exhibit 31.1.

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

The risks contained in this Report are not the only risks that we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of the General Partner’s securities could decline due to the materialization of any of these risks, and our unitholders may lose all or part of their investment.

This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled “Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to Our Business

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. Specifically, we may not be able to refinance our $1.3 billion unsecured line of credit at its maturity with the same capacity, on terms that are as favorable as the current terms, or at all. Additionally, we may not be able to refinance borrowings at our unconsolidated subsidiaries on favorable terms or at all. If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to unitholders at expected levels or at all. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flow and funds available for operation, development and distribution.

We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our debt expense, which could reduce our cash flow and our ability to make distributions to unitholders.

Debt financing may not be available and equity issuances could be dilutive to our unitholders.

Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity issued by the General Partner. Debt financing may not be available in sufficient amounts, on favorable terms or at all. If the General Partner issues additional equity securities, instead of debt, to manage capital needs, the interests of our existing unitholders could be diluted.

Financial and other covenants under existing credit agreements could limit our flexibility and adversely affect our financial condition.

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

The current credit crisis may limit our ability to refinance our debt obligations in the short-term and may limit our access to liquidity.

Approximately 46% of our outstanding debt will mature between now and December 31, 2011. The majority of these debt maturities are comprised of $711.5 million of unsecured notes, $575.0 million of exchangeable unsecured notes, $125.0 million of corporate unsecured debt and our $1.3 billion unsecured line of credit, which has an outstanding principal balance of $474.0 million as of December 31, 2008. The unsecured line of credit matures in January 2010 with a one-year extension available at our option. Given the current economic conditions including, but not limited to, the credit crisis and related turmoil in the global financial markets, we may be unable to refinance these obligations on favorable terms, or at all, and could also potentially lose access to our current available liquidity under our unsecured line of credit if one or more participating lenders default on their commitments. If we are unable to refinance these obligations prior to the maturity date, then we may be forced to seek liquidity through a variety of options, including, but not limited to, the sale of properties at below market prices. In the event that we default on one or more of these obligations, it may result in additional defaults under our other obligations.

If we are unable to generate sufficient capital and liquidity, then we may be unable to pursue future development projects and other strategic initiatives.

To complete our ongoing and planned development projects, and to pursue our other strategic initiatives, we must continue to generate sufficient capital and liquidity to fund those activities. To generate that capital and liquidity, we rely upon funds from our existing operations, as well as funds that we raise through our capital raising activities. In the current economic environment, REITs like our General Partner have faced earnings pressures that have made it more difficult to generate capital and liquidity from existing operations. In addition, due to the recent crises in the credit and capital markets, it has become increasingly difficult to raise capital and generate liquidity through the sale of equity and/or debt securities on favorable terms, if at all. In the event that we are unable to generate sufficient capital and liquidity to meet our short- and long-term needs, or if we are unable to generate capital and liquidity on terms that are favorable to us, then we may be required to curtail our proposed development projects, as well as our other strategic initiatives.

Our General Partner’s stock price and trading volume may be volatile, which could result in substantial losses to our unitholders if and when they convert their Limited Partner Units to shares of our General Partner’s stock.

Recently the equity securities markets have experienced a high degree of volatility, creating highly variable and unpredictable pricing of equity securities. The market price of our General Partner’s common and preferred stock could further change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our General Partner’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner’s share price, or result in fluctuations in the price or trading volume of our General Partner’s common stock, include recent uncertainty in the markets, general market and economic conditions, as well as those factors described in these “Risk Factors” and in other reports that we file with the SEC.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our General Partner’s common and preferred stock. If the market prices of our General Partner’s common and preferred stock decline further, then our unitholders may be unable to resell or exchange their securities upon terms that are attractive to them. We cannot assure that the market price of our General Partner’s common and preferred stock will not fluctuate or decline significantly in the future. In addition, the securities markets in general may continue to experience considerable unexpected price and volume fluctuations.

We, or our General Partner, may issue debt and equity securities which are senior to our General Partner’s common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of our Units and our General Partner’s common and preferred stock.

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

Our leverage strategy may require us to seek substantial amounts of commercial credit and issue debt securities to manage our capital needs. Because our, or our General Partner’s, decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us, or our General Partner, to accept less favorable terms for the issuance of our securities in the future. Thus, our unitholders will bear the risk of our future offerings reducing the value of their Units and diluting their interest in us. We may change this leverage strategy from time to time without obtaining approval from the General Partner’s shareholders.

Our use of joint ventures may limit our flexibility with jointly owned investments.

We currently have joint ventures that are not consolidated with our financial statements. We may develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

•	We could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	Our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	Our joint venture partners may have competing interests in our markets that could create conflict of interest issues; and

•	Maturities of debt encumbering our jointly owned investments may not be able to be refinanced at all or on terms that are as favorable as the current terms.

The SEC has proposed changes to the eligibility requirements for Form S-3 that could prevent us from issuing debt securities on our automatic shelf registration statement.

From time to time, we issue debt securities pursuant to an automatic shelf registration statement on Form S-3. On July 1, 2008, the SEC issued a proposed rule that would revise the transaction eligibility criteria for registering primary offerings of non-convertible securities (like our debt securities) on Forms S-3. As proposed, the instructions to these forms would no longer refer to security ratings by a nationally recognized statistical rating organization as a transaction requirement to permit issuers to register primary offerings of non-convertible securities for cash. Instead, the Form S-3 would be available to register primary offerings of non-convertible securities if the issuer has issued (as of a date within 60 days prior to the filing of the registration statement) for cash more than $1 billion in non-convertible securities, other than common equity, through registered primary offerings over the prior three years.

Currently, we rely on the eligibility standard for offerings of investment grade rated non-convertible debt securities in order to offer securities pursuant to an automatic shelf registration statement on Form S-3. The SEC’s proposal would effectively eliminate this eligibility standard. Although we currently satisfy the SEC’s proposed eligibility criteria (namely, having issued more than $1 billion of non-convertible debt in registered offerings over the most recent three years), it is possible that we may not meet this test in the future, in which case we would not be eligible to issue securities on Form S-3. If we are unable to issue securities of Form S-3, then, to the extent we seek to issue registered securities, we would be required to use Form S-1, which would impede our ability to launch and price public offerings of debt securities on short notice with the speed and efficiency necessary to take advantage of favorable market conditions.

Risks Related to the Real Estate Industry

Our net earnings available for investment or distribution to unitholders could decrease as a result of factors related to the ownership and operation of commercial real estate that are outside of our control.

Our business is subject to the risks incident to the ownership and operation of commercial real estate, many of which involve circumstances not within our control. Such risks include the following:

•	Changes in the general economic climate;

•	The availability of capital on favorable terms, or at all;

•	Increases in interest rates;

•	Local conditions such as oversupply of property or a reduction in demand;

•	Competition for tenants;

•	Changes in market rental rates;

•	Oversupply or reduced demand for space in the areas where our properties are located;

•	Delay or inability to collect rent from tenants who are bankrupt, insolvent or otherwise unwilling or unable to pay;

•	Difficulty in leasing or re-leasing space quickly or on favorable terms;

•	Costs associated with periodically renovating, repairing and reletting rental space;

•	Our ability to provide adequate maintenance and insurance on our properties;

•	Our ability to control variable operating costs;

•	Changes in government regulations; and

•	Potential liability under, and changes in, environmental, zoning, tax and other laws.

Further, a significant portion of our costs, such as real estate taxes, insurance and maintenance costs and our debt service payments, are generally not reduced when circumstances cause a decrease in cash flow from our properties. Any one or more of these factors could result in a reduction in our net earnings available for investment or distribution to unitholders.

Many real estate costs are fixed, even if income from properties decreases.

Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.

Our real estate development activities are subject to risks particular to development.

Although we have significantly reduced our development activities, we may still pursue select opportunities and have previously started developments that are currently in various stages of completion. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:

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

•

Our ability to dispose of properties developed with the intent to sell or other properties we identify for sale in our capital recycling program could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

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

Further, we can give no assurance that acquisition targets meeting our guidelines for quality and yield will be available, should we seek them.

We are exposed to the risks of defaults by tenants.

Any of our tenants may experience a downturn in their businesses that may weaken their financial condition. Additionally, the recent disruption in the credit markets and the U.S. economy generally may lead to additional financial difficulties and workforce reductions among our tenants. In the event of default or the insolvency of a significant number of our tenants, we may experience a substantial loss of rental revenue and/or delays in collecting rent and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy protection, a court could allow the tenant to reject and terminate its lease with us. Our income and distributable cash flow would be adversely affected if a significant number of our tenants became unable to meet their obligations to us, became insolvent or declared bankruptcy.

We may be unable to renew leases or relet space.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if our tenants do renew or we are able to relet the space, the terms of renewal or reletting (including the cost of renovations, if necessary) may be less favorable than current lease terms. These risks may be further intensified as the result of the disruption in the U.S. economy. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than current rates, then our income and distributable cash flow would be adversely affected, especially if we were unable to lease a significant amount of the space vacated by tenants in our properties.

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

Risks Related to Our Organization and Structure

If the General Partner were to cease to qualify as a REIT, the General Partner and its shareholders would lose significant tax benefits.

The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to the General Partner and its shareholders. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within the General Partner’s control. The fact that the General Partner holds its assets through us further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner’s REIT status. Although the General Partner believes that it can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

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

•	The General Partner’s and our net earnings available for investment or distribution would decrease due to the additional tax liability for the year or years involved; and

•	The General Partner would no longer be required to make any distributions to shareholders in order to qualify as a REIT.

As such, the General Partner’s failure to qualify as a REIT would likely have a significant adverse effect on the value of the General Partner’s securities and, consequently, the Partnership’s Units.

REIT distribution requirements limit the amount of cash we have available for other business purposes, including amounts that we need to fund our future capital needs.

To maintain its qualification as a REIT under the Code, the General Partner must annually distribute to its shareholders at least 90% of its ordinary taxable income, excluding net capital gains. The General Partner intends to continue to make distributions to its shareholders to comply with the 90% distribution requirement. However, this requirement limits the General Partner’s and our ability to accumulate capital for use for other business purposes. If the General Partner does not have sufficient cash or other liquid assets to meet the distribution requirements, it may have to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. If the General Partner fails to make a required distribution, it would cease to qualify as a REIT.

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

Unissued Preferred Stock. The General Partner’s charter permits its board of directors to classify unissued preferred stock by setting the rights and preferences of the shares at the time of issuance. This power enables the General Partner’s board to adopt a shareholder rights plan, also known as a poison pill. Although the General Partner has repealed its previously existing poison pill and its current board of directors has adopted a policy not to issue preferred stock as an anti-takeover measure, the General Partner’s board can change this policy at any time. The adoption of a poison pill would discourage a potential bidder from acquiring a significant position in the General Partner without the approval of its board.

Business-Combination Provisions of Indiana Law. The General Partner has not opted out of the business-combination provisions of the Indiana Business Corporation Law. As a result, potential bidders may have to negotiate with the General Partner’s board of directors before acquiring 10% of its stock. Without securing board approval of the proposed business combination before crossing the 10% ownership threshold, a bidder would not be permitted to complete a business combination for five years after becoming a 10% shareholder. Even after the five-year period, a business combination with the significant shareholder would require a “fair price” as defined in the Indiana Business Corporation Law or the approval of a majority of the disinterested shareholders.

Control-Share-Acquisition Provisions of Indiana Law. The General Partner has not opted out of the provisions of the Indiana Business Corporation Law regarding acquisitions of control shares. Therefore, those who acquire a significant block (at least 20%) of the General Partner’s shares may only vote a portion of their shares unless its other shareholders vote to accord full voting rights to the acquiring person. Moreover, if the other shareholders vote to give full voting rights with respect to the control shares and the acquiring person has acquired a majority of the General Partner’s outstanding shares, the other shareholders would be entitled to special dissenters’ rights.

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

Among the transactions with large shareholders requiring the supermajority shareholder approval are dispositions of assets with a value greater than or equal to $1,000,000 and business combinations.

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

Item 2.  Properties

Product Review

As of December 31, 2008, we own interests in a diversified portfolio of 738 commercial properties encompassing approximately 128.6 million net rentable square feet (including nine properties comprising more than 1.4 million square feet under development and excluding all properties developed with the intent to sell) and more than 7,200 acres of land for future development.

Industrial Properties: We own interests in 421 industrial properties encompassing approximately 92.1 million square feet (72% of total square feet) more specifically described as follows:

•	Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. We own 369 buildings totaling approximately 88.7 million square feet of such properties.
•

Service Center Properties – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. We own 52 buildings totaling more than 3.4 million square feet of such properties.

Office Properties: We own interests in 295 office buildings totaling more than 34.2 million square feet (26% of total square feet). These properties include primarily suburban office properties.

Other Properties: We own interests in 22 healthcare and retail buildings totaling more than 2.2 million square feet (2% of total square feet).

Land: We own or control more than 7,200 acres of land located primarily in existing business parks. The land is ready for immediate use and is primarily unencumbered by debt. More than 107 million square feet of additional space can be developed on these sites and substantially all of the land is zoned for either office, industrial, healthcare or retail development.

Property Descriptions

The following schedule represents the geographic highlights of properties in our primary markets.

Duke Realty Limited Partnership

Geographic Highlights

In Service Properties as of December 31, 2008

	Square Feet (1)					Annual Net Effective Rent (2)	Percent of Annual Net Effective Rent
	Industrial	Suburban Office	Other	Overall	Percent of Overall
Primary Market

Indianapolis	20,155,574	3,160,668	407,902	23,724,144	18.66%	$92,407,592	13.78%
Cincinnati	10,917,647	4,787,331	625,862	16,330,840	12.86%	81,293,746	12.13%
Atlanta	8,791,723	4,087,493	389,659	13,268,875	10.44%	76,691,717	11.44%
St. Louis	3,937,328	3,311,455	-	7,248,783	5.70%	56,973,658	8.50%
Chicago	5,984,700	2,936,240	73,255	8,994,195	7.07%	56,651,940	8.45%
Raleigh	2,101,449	3,058,935	-	5,160,384	4.06%	51,033,241	7.61%
Columbus	4,703,880	3,249,298	73,433	8,026,611	6.31%	49,695,922	7.41%
Central Florida	4,268,901	1,701,657	-	5,970,558	4.70%	35,629,497	5.32%
Nashville	3,118,718	1,546,823	120,860	4,786,401	3.76%	34,094,723	5.09%
Minneapolis	3,546,117	1,046,620	-	4,592,737	3.61%	30,103,152	4.49%
Dallas	13,459,360	334,700	-	13,794,060	10.85%	24,485,378	3.65%
Savannah	5,936,500	-	-	5,936,500	4.67%	19,754,038	2.95%
Washington DC	736,882	2,364,654	-	3,101,536	2.44%	15,611,686	2.33%
South Florida	-	773,923	-	773,923	0.61%	15,241,745	2.27%
Cleveland	-	1,324,367	-	1,324,367	1.04%	13,679,360	2.04%
Houston	835,540	159,175	-	994,715	0.78%	5,903,354	0.88%
Phoenix	1,617,384	-	-	1,617,384	1.27%	3,393,507	0.51%
Baltimore	462,070	-	-	462,070	0.36%	2,661,358	0.40%
Norfolk	466,000	-	-	466,000	0.37%	2,290,177	0.34%
Other (3)	556,139	-	-	556,139	0.44%	2,717,914	0.41%

Total	91,595,912	33,843,339	1,690,971	127,130,222	100.00%	$670,313,705	100.00%

	72.05%	26.62%	1.33%	100.00%

	Occupancy %
	Industrial	Suburban Office	Other	Overall
Primary Market
Indianapolis	97.62%	93.19%	90.18%	96.90%
Cincinnati	89.20%	87.19%	97.53%	88.93%
Atlanta	86.22%	88.81%	93.76%	87.24%
St. Louis	90.20%	90.52%	-	90.35%
Chicago	89.60%	82.49%	92.34%	87.30%
Raleigh	99.04%	93.73%	-	95.89%
Columbus	100.00%	93.12%	95.85%	97.18%
Central Florida	92.15%	82.26%	-	89.33%
Nashville	89.59%	87.86%	54.46%	88.14%
Minneapolis	95.20%	75.67%	-	90.75%
Dallas	73.02%	45.41%	-	72.35%
Savannah	100.00%	-	-	100.00%
Washington DC	95.92%	88.84%	-	90.52%
South Florida	-	93.15%	-	93.15%
Cleveland	-	77.73%	-	77.73%
Houston	68.79%	84.13%	-	71.25%
Phoenix	69.13%	-	-	69.13%
Baltimore	100.00%	-	-	100.00%
Norfolk	100.00%	-	-	100.00%
Other	100.00%	-	-	100.00%

Total	90.01%	87.91%	91.51%	89.47%

(1)	Includes all wholly owned and joint venture projects shown at 100% as of report date.

(2)	Represents the average annual rental property revenue due from tenants in occupancy as of the date of this report, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents. Joint Venture properties are shown at the Partnership’s ownership percentage.

(3)	Represents properties not located in the Partnership’s primary markets. These properties are located in similar midwest or southeast markets.

Note: Excludes buildings that are in the held for sale portfolio.

Item 3.  Legal Proceedings

We are not subject to any material pending legal proceedings, other than routine litigation arising in the ordinary course of business. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the General Partner during the quarter ended December 31, 2008.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. As of February 27, 2009, there were 271 record holders of Common Units.

Quarter Ended	2008 Distributions Per Common Unit	2007 Distributions Per Common Unit

December 31	$.485	$.480
September 30.485		.480
June 30.480		.475
March 31.480		.475

On January 28, 2009, the General Partner declared a quarterly cash dividend of $.25 per Common Unit, payable on February 27, 2009, to Common Unitholders of record on February 13, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the General Partner’s equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Report.

Sales of Unregistered Securities

The General Partner did not sell any of its securities during the year ended December 31, 2008 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase its securities under a repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”). In October 2008, the General Partner’s board of directors adopted a resolution (the “October 2008 resolution”) that reaffirmed management’s authority to repurchase common shares under the Repurchase Program and also amended the Repurchase Program to permit the repurchase of outstanding series of preferred shares, as well as any outstanding series of debt securities. The October 2008 resolution also limited management’s authority to repurchase a maximum of $75.0 million of common shares, $75.0 million of debt securities and $25.0 million of preferred shares. The authority to repurchase such securities expires in October 2009. In December 2008, the board of directors granted management further authority, in addition to the previous $75.0 million authorization, to repurchase any outstanding debt securities maturing through December 31, 2011. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

There was no common share repurchase activity for any of the three months in the quarter ended December 31, 2008.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2008. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2008	2007	2006	2005	2004
Results of Operations:
Revenues:
Rental Operations from Continuing Operations	$894,189	$852,089	$805,291	$647,397	$582,218
Service Operations from Continuing Operations	101,898	99,358	90,125	81,941	70,803

Total Revenues from Continuing Operations	$996,087	$951,447	$895,416	$729,338	$653,021

Income from Continuing Operations	$98,965	$168,615	$160,901	$143,610	$142,000

Net Income Available for Common Unitholders	$60,201	$232,249	$159,799	$339,239	$167,212

Per Unit Data:
Basic income per Common Unit:
Continuing operations	$0.27	$0.72	$0.69	$0.63	$0.68
Discontinued operations	0.12	0.84	0.39	1.56	0.40
Diluted income per Common Unit:
Continuing operations	0.27	0.71	0.68	0.62	0.67
Discontinued operations	0.12	0.84	0.39	1.56	0.40
Distributions paid per Common Unit	1.93	1.91	1.89	1.87	1.85
Distributions paid per Common Unit – special	-	-	-	1.05	-
Weighted average Common Units outstanding	154,534	148,459	148,069	155,059	155,281
Weighted average Common Units and potential dilutive securities	155,041	149,614	149,393	155,877	157,062

	2008	2007	2006	2005	2004
Balance Sheet Data (at December 31):
Total Assets	$7,690,442	$7,660,651	$7,238,204	$5,646,687	$5,894,644
Total Debt	4,298,478	4,316,460	4,109,154	2,600,651	2,518,704
Total Preferred Equity	1,016,625	744,000	876,250	657,250	657,250
Total Partner’s Equity	2,874,322	2,830,897	2,659,243	2,635,244	3,021,128
Total Common Units Outstanding	155,199	154,055	146,328	148,095	156,490
Other Data:
Funds From Operations (1)	$395,401	$409,415	$371,570	$374,310	$388,185

(1) Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

See reconciliation of FFO to GAAP net income under the caption “Year in Review” under item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

As of December 31, 2008, we:

•

Owned or jointly controlled 738 industrial, office, healthcare and retail properties (including properties under development and excluding all properties developed with the intent to sell), consisting of approximately 128.6 million square feet; and

•	Owned or jointly controlled more than 7,200 acres of land with an estimated future development potential of more than 107 million square feet of industrial, office, healthcare and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;
•	Property management;
•	Asset management;
•	Construction;
•	Development; and
•	Other tenant-related services.

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

Financial Strategy

Our financial strategy is to actively manage the components of our capital structure and maintain investment grade ratings for our unsecured notes from our credit rating agencies. Additionally, to the extent that market conditions permit, we employ a capital recycling program that utilizes sales of operating real estate assets that no longer fit our strategies to generate proceeds that can be recycled into new properties that better fit our current and long-term strategies.

We also seek to maintain a balanced and flexible capital structure by: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings; (iv) maintaining fixed charge coverage and other ratios at levels required to maintain investment grade ratings for our unsecured notes; (v) generating proceeds from the sale of non-strategic properties and (vi) issuing perpetual preferred equity for 5-10% of our total capital structure. However, given the current state of the economy and capital markets, our near term focus is on improving liquidity through capital preservation by substantially decreasing acquisitions and development, diligently managing our overhead expenses, reducing distributions and actively seeking new sources of capital, including secured indebtedness, to refinance and extend our debt maturities. In order to strengthen our capital structure we intend to repurchase unsecured debt, on the open market, when favorable pricing is available. By focusing on strengthening our balance sheet, we expect to be well-positioned for future growth as the economy improves.

Operational Objectives

Our primary operational objective is to maximize Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) selectively developing and acquiring new properties for rental operations in our existing markets when economic conditions improve; (iii) using our construction expertise to act as a general contractor or construction manager in our existing markets and other domestic markets on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.

Year in Review

Notwithstanding the overall state of the economy, we were still able to execute several significant transactions throughout the year as discussed below. However, due to the volatile state of the credit markets, we were forced to limit our development activities. While the curtailment of development activities, in the short-term, will allow us to preserve additional capital, it will also result in a short-term decrease in the rate of revenue growth, and proceeds from dispositions of Build-for-Sale properties, from what has been achieved historically.

Net income available for common unitholders for the year ended December 31, 2008, was $60.2 million, or $.39 per unit (diluted), compared to net income of $232.2 million, or $1.55 per unit (diluted) for the year ended 2007. The decrease in net income available for common unitholders was driven largely by significant held-for-rental property sales that took place during 2007 as part of our capital recycling program. Access to credit by potential buyers was limited during 2008; therefore, we were not able to continue our capital recycling program in 2008 at the levels we achieved in 2007. FFO available to common unitholders totaled $395.4 million for the year ended December 31, 2008, compared to $409.4 million for the same period in 2007. Industry analysts and investors use FFO as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with United States generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating results and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	2008	2007	2006
Net income available for common unitholders	$60,201	$232,249	$159,799
Adjustments:
Depreciation and amortization	314,952	277,691	254,268
Partnership share of joint venture depreciation and amortization	37,704	26,791	18,394
Earnings from depreciable property sales – wholly owned	(16,961)	(121,072)	(42,089)
Earnings from depreciable property sales – share of joint venture	(495)	(6,244)	(18,802)

Funds From Operations	$395,401	$409,415	$371,570

During 2008, we continued to execute within our core areas of competency, while making adjustments due to the general disruption in the U.S. economy. Highlights of our operating activities are as follows:

•

In December 2008, we sold 16 acres of land in Alexandria, VA, to the United States government for the development of an administrative office complex for the U.S. Department of the Army. The land sale, for $105.1 million, is part of an overall $953.1 million development and construction agreement with the U.S. Army Corps of Engineers that implements the 2005 Base Realignment and Closure Commission (the “BRAC Construction Contract”) and will continue through 2011. The development will consist of facilities containing more than 1.7 million square feet, and includes two multi-story office towers, two parking garages and a public transportation center. The total anticipated profit on the overall agreement will be recognized over the course of the contract using the percentage of completion method of accounting.

•

During 2008, we sold seven newly developed properties to unconsolidated joint ventures from which we received $251.6 million of sales and financing proceeds and recognized pre-tax gains on sale of $23.3 million. We also sold seven Build-for-Sale properties to third parties for $120.5 million of gross proceeds and recognized pre-tax gains on sale of $18.8 million.

•

We disposed of eight wholly owned held-for-rental properties for $79.4 million of gross proceeds and also generated $47.4 million of gross proceeds, excluding the government contract described above, from the divestiture of non-strategic land parcels.

•

The current state of the economy has limited our ability to access debt and equity capital markets. Management’s priorities with regard to uses of capital for development of new properties, therefore, have been re-evaluated and new wholly owned development commitments have been significantly curtailed. As such, the total cost of our wholly owned properties under construction totaled $372.6 million at December 31, 2008 with $142.5 million of such costs having been incurred through that date. Our total cost for joint venture properties under construction was $356.6 million at December 31, 2008 with $189.6 million of costs incurred through that date.

•

The occupancy level for our in-service held-for-rental portfolio (including joint venture properties) decreased from 92.1% at December 31, 2007 to 89.5% at December 31, 2008. The decrease was primarily the result of developments which were not fully leased being placed in service during 2008. However, occupancy of this portfolio did improve over the last two quarters of the year as we experienced positive net leasing absorption for the year.

We engaged in a number of financing activities during 2008 to adapt to, as well as to capitalize on, opportunities provided by the volatility in the credit markets. Highlights of our key financing activities in 2008 are as follows:

•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

•	In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares.

•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.

•

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting swaps, which were designated as cash flow hedges for this offering, the effective interest rate is 7.36%.

•

During the fourth quarter of 2008, the General Partner opportunistically repurchased its preferred shares on the open market in order to take advantage of significant trading discounts. In total, the General Partner repurchased preferred shares having a redemption value of approximately $27.4 million for $12.4 million, which resulted in an approximate $14.0 million gain on repurchase after considering the charge-off of offering costs from those shares. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•

During the fourth quarter of 2008, we also repurchased certain of our outstanding series of unsecured notes maturing in 2009 and 2010 on the open market. We repurchased unsecured notes that had a face value of approximately $38.5 million, for approximately $36.5 million, and recognized a gain on extinguishment of these notes of approximately $2.0 million.

•

In order to strengthen our liquidity position going forward and to preserve cash for future debt maturities, the General Partner’s board of directors resolved in January 2009 to reduce our annual distribution from $1.94 per Common Unit to $1.00 per Common Unit. When considering Common Units outstanding as of December 31, 2008, this distribution reduction will generate $145.2 million in additional available cash annually, when compared to an annual distribution of $1.94 per share.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, healthcare and retail properties (“Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues. All square footage totals and occupancy percentages reflect both wholly owned and joint venture properties.

Occupancy Analysis: As discussed above, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (including rental properties of unconsolidated joint ventures but excluding all in-service Build-for-Sale properties) as of December 31, 2008 and 2007, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2008	2007	2008	2007	2008	2007
Industrial	91,596	78,456	72.1%	69.8%	90.0%	93.0%
Office	33,843	32,482	26.6%	28.9%	87.9%	89.9%
Other	1,691	1,414	1.3%	1.3%	91.5%	92.5%

Total	127,130	112,352	100.0%	100.0%	89.5%	92.1%

The decrease in occupancy at December 31, 2008, as compared to December 31, 2007, is primarily the result of developments which were not fully leased being placed in service during 2008. Certain of these developments were built with the intention to sell shortly after completion but, due to economic conditions, were not sold and are being held as rental properties for the foreseeable future. Our ongoing ability to maintain favorable occupancy levels may be adversely affected by the impact of workforce reductions triggered by the current economic downturn on current and prospective tenants and such a reduction in the level of occupancy may have an adverse impact on revenues from rental operations. There are no significant differences in occupancy between wholly owned properties and properties held by unconsolidated subsidiaries.

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of December 31, 2008. The table indicates square footage and annualized net effective rents (based on December 2008 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2009	11,842	$75,705	10%	8,702	$34,063	3,076	$40,975	64	$667
2010	14,066	95,747	12%	10,222	43,795	3,831	51,765	13	187
2011	16,219	95,831	12%	12,593	47,246	3,556	47,410	70	1,175
2012	12,062	82,274	11%	8,511	33,122	3,503	48,278	48	874
2013	12,748	103,662	13%	7,803	32,167	4,887	70,601	58	894
2014	10,619	65,503	8%	8,179	29,888	2,404	34,993	36	622
2015	8,746	66,137	9%	6,318	25,237	2,427	40,871	1	29
2016	5,058	33,825	4%	3,585	12,285	1,262	19,097	211	2,443
2017	6,424	44,010	6%	4,599	18,145	1,562	22,492	263	3,373
2018	6,850	48,979	6%	5,123	22,542	1,222	18,815	505	7,622
2019 and Thereafter	9,110	66,216	9%	6,811	30,251	2,021	29,849	278	6,116

	113,744	$777,889	100%	82,446	$328,741	29,751	$425,146	1,547	$24,002

Total Portfolio Square Feet	127,130			91,596		33,843		1,691

Percent Occupied	89.5%			90.0%		87.9%		91.5%

Note: Includes all properties in unconsolidated joint ventures and excludes all Build-for-Sale properties.

We renewed 71.9% and 79.7% of our leases up for renewal totaling approximately 9.2 million and 9.8 million square feet in 2008 and 2007, respectively. We attained 1.80% growth in net effective rents on these renewals during 2008. Excluding the effect of one significant 322,679 square foot early lease renewal in certain of our office properties, our growth in net effective rents for 2008 would have been 4.90%, which is more consistent with our 2007 growth in net effective rent rate upon renewal of 5.81%. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-80% success rate. The effects of current economic conditions upon our base of existing tenants may adversely affect our ability to continue to achieve this renewal rate.

Future Development: Another source of our earnings growth is our wholly owned and joint venture development activities. We expect to generate future earnings through income upon the sale of these development properties or from Rental Operations income as the development properties are placed in service and leased. Considering the current state of the economy and the risks presented by constraints on our ability to access capital on favorable terms, if at all, we have reduced the level of our wholly owned new development activities pending improvements in the economy and capital markets and are focused on the lease-up of recently completed and under development projects.

We had 4.0 million square feet of property under development with total estimated costs upon completion of $729.2 million at December 31, 2008, compared to 16.6 million square feet of property under development with total estimated costs of $1.2 billion at December 31, 2007. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.

The following table summarizes our properties under development as of December 31, 2008 (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Total Estimated Project Costs (1)	Total Incurred to Date	Amount Remaining to be Spent	Anticipated Stabilized Return (2)
Held-for-Rental properties:
1st Quarter 2009	93	100%	$16,776	$12,749	$4,027	10.42%
2nd Quarter 2009	523	0%	23,130	13,307	9,823	8.08%
3rd Quarter 2009	428	57%	96,214	43,460	52,754	8.26%
Thereafter	401	52%	113,660	34,277	79,383	8.24%

	1,445	38%	249,780	103,793	145,987	8.38%

Build-for-Sale properties:
1st Quarter 2009	112	90%	18,232	14,198	4,034	8.72%
2nd Quarter 2009	655	18%	38,869	28,092	10,777	8.86%
3rd Quarter 2009	951	30%	261,646	147,247	114,399	8.28%
Thereafter	858	95%	160,659	38,786	121,873	7.98%

	2,576	51%	479,406	228,323	251,083	8.24%

Total	4,021	46%	$729,186	$332,116	$397,070	8.29%

(1)	Includes total estimated project costs upon completion for wholly owned and joint venture properties, both at 100%.
(2)	Anticipated yield upon leasing 95% of the property.

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned held-for-rental properties were $79.4 million in 2008, compared to $336.7 million in 2007. Proceeds from 2007 included the disposition of a portfolio of eight office properties in the Cleveland market and a portfolio of twelve industrial properties in the St. Louis market.

Dispositions of wholly owned Build-for-Sale properties resulted in $346.8 million in proceeds in 2008, compared to $256.6 million in 2007. This increase was largely a result of $225.9 million in current year proceeds from seven buildings sold to a 20% owned unconsolidated joint venture with which we have an agreement to sell up to $800.0 million in Build-for-Sale properties over a three-year period. Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $35.1 million in 2008, compared to $25.9 million in 2007.

We intend to continue to identify properties for disposition in order to recycle the proceeds into higher yielding assets and to reduce our debt maturities. We believe that the number of dispositions we execute in 2009 will be impacted by the ability of prospective buyers to obtain favorable financing given the current state of the economy and credit markets in particular.

In 2008, we acquired $60.5 million of income producing properties and $42.7 million of undeveloped land, compared to $117.0 million of income producing properties and $321.3 million of undeveloped land in 2007. In 2007, we also continued our expansion into the healthcare real estate market by completing the acquisition of Bremner Healthcare Real Estate, a national healthcare development and management firm. The initial consideration paid to the sellers totaled $47.1 million and the sellers may be eligible for further contingent payments over the three years following the acquisition date.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2008, is as follows (in thousands, except number of properties and per unit data):

	2008	2007	2006
Rental Operations revenues from Continuing Operations	$894,189	$852,089	$805,291
Service Operations revenues from Continuing Operations	101,898	99,358	90,125
Earnings from Continuing Rental Operations	79,565	126,346	137,260
Earnings from Continuing Service Operations	61,943	52,034	53,196
Operating income	94,924	169,031	160,553
Net income available for common unitholders	60,201	232,249	159,799
Weighted average Common Units outstanding	154,534	148,459	148,069
Weighted average Common Units and potential dilutive securities	155,041	149,614	149,393
Basic income per Common Unit:
Continuing operations	$.27	$.72	$.69
Discontinued operations	$.12	$.84	$.39
Diluted income per Common Unit:
Continuing operations	$.27	$.71	$.68
Discontinued operations	$.12	$.84	$.39
Number of in-service properties at end of year	729	692	696
In-service square footage at end of year	127,130	112,352	108,852

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Rental Revenue from Continuing Operations

Overall, rental revenue from continuing operations increased from $822.7 million in 2007 to $870.4 million in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Office	$568,405	$562,277
Industrial	250,078	218,055
Non-reportable segments	51,889	42,376

Total	$870,372	$822,708

The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•	In 2008, we acquired five new properties and placed 36 developments in service. These acquisitions and developments provided incremental revenues of $3.5 million and $20.4 million, respectively.

•	Acquisitions and developments that were placed in service in 2007 provided $10.3 million and $37.7 million, respectively, of incremental revenue in 2008.

•

We sold eight properties to an unconsolidated joint venture in 2007, resulting in an $11.2 million reduction in revenues for the year ended December 31, 2008, as compared to the same period in 2007. Of these properties, seven were sold in the second quarter of 2007 and one was sold in the fourth quarter of 2007.

•

Rental revenue from continuing operations includes lease termination fees. Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees decreased from $24.2 million in 2007 to $9.4 million in 2008.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These unconsolidated companies generally own and operate rental properties and develop properties. Equity in earnings decreased from $29.4 million in 2007 to $23.8 million in 2008 largely as the result of our $7.0 million share of additional depreciation expense recognized when two properties owned by unconsolidated companies were removed from held-for-sale classification. The additional depreciation expense was partially offset by an increase in gain on building sales in 2008 compared to 2007. During 2007, our joint ventures sold ten non-strategic buildings, with our share of the net gain recognized through equity in earnings totaling $8.0 million, compared to five joint venture building sales in 2008, with $10.1 million recorded to equity in earnings for our share of the net gains.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$156,184	$148,493
Industrial	27,703	23,819
Non-reportable segments	12,728	8,435

Total	$196,615	$180,747

Real Estate Taxes:
Office	$71,128	$65,810
Industrial	30,580	27,409
Non-reportable segments	9,874	7,033

Total	$111,582	$100,252

Of the overall $15.9 million increase in rental expenses in 2008 compared to 2007, $11.5 million was attributable to properties acquired and developments placed in service from January 1, 2007 through December 31, 2008. This increase was partially offset by a reduction in rental expenses of $2.0 million resulting from the sale of eight properties to an unconsolidated joint venture in 2007. Increases in utility costs and snow removal in our existing base of properties also contributed to the increase in rental expenses.

Of the overall $11.3 million increase in real estate taxes in 2008 compared to 2007, $7.0 million was attributable to properties acquired and developments placed in service from January 1, 2007 through December 31, 2008. The remaining increase in real estate taxes was driven by increases in taxes on our existing properties.

Interest Expense

Interest expense from continuing operations increased from $172.0 million in 2007 to $195.1 million in 2008. The increase is primarily the result of interest costs related to development projects that were placed in service in late 2007 and 2008 where the costs to finance these projects were capitalized during construction. Overall, our weighted average interest rates remained fairly consistent from 2007 to 2008, as the weighted average interest rate on our unsecured notes increased from 5.73% to 5.93%, while we experienced lower interest rates throughout 2008 on our LIBOR-based unsecured lines of credit.

Depreciation and Amortization Expense

Depreciation and amortization increased from $272.8 million in 2007 to $311.3 million in 2008 due to increases in our held-for-rental asset base from acquisitions and developments placed in service during 2007 and 2008 as well as the result of recording additional depreciation expense in the amount of $13.2 million for properties removed from held-for-sale classification in 2008.

Service Operations

Service Operations primarily consist of sales of Build-for-Sale properties and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners. Earnings from Service Operations increased from $52.0 million in 2007 to $61.9 million in 2008. The increase in earnings from Service Operations was primarily the result of a $4.4 million increase in pre-tax gains on dispositions of Build-for-Sale properties and lower income tax expense in our taxable REIT subsidiary.

General and Administrative Expense

General and administrative expense increased from $37.7 million in 2007 to $39.5 million in 2008. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses was largely driven by a $10.9 million decrease in overhead costs allocated to leasing and construction activity based on decreased volume in these areas. Offsetting the decreased allocation of general and administrative expenses to operating activities was a $9.1 million decrease in total overhead costs in 2008 as we focused on overhead reduction opportunities.

Impairment Charges and Other Expenses

Impairment charges and other expenses consist of impairment charges recognized on our long-lived assets as well as the write-off of previously capitalized costs of potential projects that we determined are no longer likely to be pursued. The increase from $5.7 million in 2007 to $19.7 million in 2008 was largely the result of a re-assessment of our intended use of some of our land holdings, as well as the negative effect of the overall economy on real estate values in certain of our markets. We recognized non-cash impairment charges in 2008 on seven of our tracts of undeveloped land totaling $8.6 million. Additionally, as the result of the economy’s negative effect on real estate selling prices, we recognized $2.8 million of impairment charges on two of our Build-for-Sale properties that were under construction at December 31, 2008, as they were expected to sell in 2009. The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds or were based on comparable transactions.

The remaining $8.3 million and $5.7 million of activity in 2008 and 2007, respectively, primarily pertained to costs previously capitalized for potential projects that we later determined would not be pursued.

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

The operations of 61 buildings are currently classified as discontinued operations. These 61 properties consist of 35 industrial and 26 office properties. As a result, we classified income from operations of $1.7 million, $4.3 million and $11.7 million in discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Of these properties, eight were sold during 2008, 32 properties were sold during 2007 and 21 properties were sold during 2006. The gains on disposal of these properties of $17.0 million, $121.1 million and $46.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, are also reported in discontinued operations.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Rental Revenue from Continuing Operations

Overall, rental revenue from continuing operations increased from $767.3 million in 2006 to $822.7 million in 2007. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Office	$562,277	$547,370
Industrial	218,055	193,675
Non-reportable segments	42,376	26,242

Total	$822,708	$767,287

The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•

In 2007, we acquired six new properties and placed 38 development projects in service. These acquisitions and developments provided incremental revenues of $2.9 million and $16.6 million, respectively.

•	Acquisitions and developments that were placed in service in 2006 provided $12.4 million and $25.1 million, respectively, of incremental revenue in 2007.

•

We acquired an additional 31 properties in 2006 and later sold them to an unconsolidated joint venture, resulting in a $40.2 million reduction in revenues for the year ended December 31, 2007, as compared to the same period in 2006. Of these properties, 23 were sold in the fourth quarter of 2006, seven were sold in the second quarter of 2007 and one was sold in the fourth quarter of 2007.

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

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and develop properties. These earnings decreased from $38.0 million in 2006 to $29.4 million in 2007. During 2006, our joint ventures sold 22 non-strategic buildings, with our share of the net gain recorded through equity in earnings totaling $18.8 million, compared to ten joint venture building sales in 2007, with $8.0 million recorded to equity in earnings for our share of net gains.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Rental Expenses:
Office	$148,493	$147,387
Industrial	23,819	21,890
Non-reportable segments	8,435	3,519

Total	$180,747	$172,796

Real Estate Taxes:
Office	$65,810	$58,056
Industrial	27,409	21,663
Non-reportable segments	7,033	6,012

Total	$100,252	$85,731

Our rental expenses increased by $8.0 million in 2007 compared to 2006. A $9.9 million increase in rental expenses attributable to properties acquired and developments placed in service from January 1, 2006 through December 31, 2007 was largely offset by a reduction in rental expenses of $7.6 million resulting from the contribution of 31 properties to an unconsolidated joint venture in 2006 and 2007. Inclement weather conditions in the first quarter of 2007, an increase in utility rates and volume in the third quarter of 2007 due to unseasonably high temperatures and normal inflationary factors triggered the remaining increase in rental expenses.

Of the overall $14.5 million increase in real estate taxes in 2007 compared to 2006, $7.7 million was attributable to properties acquired and developments placed in service from January 1, 2006 through December 31, 2007. The remaining increase in real estate taxes was driven by increases in taxes on our existing properties.

Interest Expense

Interest expense from continuing operations remained fairly consistent from 2006 to 2007 at $172.7 million in 2006, compared to $172.0 million in 2007. While we maintained higher outstanding borrowings in 2007 compared to 2006, these higher borrowings were used to fund our increase in development activities and thus, the increased interest costs from these borrowings were capitalized into project costs rather than expensed.

Depreciation and Amortization Expense

Depreciation and amortization increased from $236.8 million in 2006 to $272.8 million in 2007 due to increases in our held-for-rental asset base from acquisitions and developments placed in service during 2006 and 2007.

Service Operations

Earnings from Service Operations decreased slightly from $53.2 million in 2006 to $52.0 million in 2007. During 2007, we generated pre-tax gains of $34.7 million from the sale of 15 Build-for-Sale properties compared to $44.6 million from the sale of nine such properties in 2006. Partially offsetting this decrease was a $2.9 million reduction in income taxes on these gains on sale, with the net effect of decreased gains on sale in 2007 resulting in a $7.0 million decrease in earnings from Service Operations. Increased net general contractor revenues drove a $9.7 million increase in earnings from Service Operations from 2006 as the result of increased volume and margins and favorable settlement of previously existing warranty reserves.

General and Administrative Expense

General and administrative expense increased from $35.8 million in 2006 to $37.7 million in 2007. There was a $31.7 million increase in total overhead costs in 2007 as the result of our overall growth. The majority of this increase in the total overhead costs was a result of increased rental and service operations activity and thus, was allocated to rental operations, construction, development and leasing. Approximately $1.5 million of the increase in total overhead costs was not allocated to operations, which was the primary reason for the overall $1.9 million increase to general and administrative expense.

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

Accounting for Joint Ventures: We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”); Accounting Research Bulletin No. 51, Consolidated Financial Statements; and Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be variable interest entities where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of SOP 78-9 and SFAS No. 66, Accounting for Sales of Real Estate, we recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

Impairment of Real Estate Assets: We evaluate our real estate assets, with the exception of those that are classified as held-for-sale, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, we compare the carrying amount of that real estate asset, or asset group, with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that asset, or asset group. Our estimate of the expected future cash flows used in testing for impairment is based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate asset, or asset group, exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions.

Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.

Acquisition of Real Estate Property and Related Assets: In accordance with SFAS 141, Business Combinations, we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.

The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

•

The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values, based upon management’s assessment of their respective values. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform in-house credit reviews and analyses on major existing tenants and all significant prospective tenants before leases are executed. We have established the following procedures and policies to evaluate the collectibility of outstanding receivables and record allowances:

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

With regard to critical accounting policies, management has discussed the following with the Audit Committee of the General Partner’s board of directors:

•	Criteria for identifying and selecting our critical accounting policies;
•	Methodology in applying our critical accounting policies; and
•	Impact of the critical accounting policies on our financial statements.

The Audit Committee of the General Partner has reviewed the critical accounting policies identified by management.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through working capital and net cash provided by operating activities.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily from the following sources:

•	undistributed cash provided by operating activities;
•	issuance of additional equity, including General Partner common stock and preferred equity;
•	issuance of additional debt securities, including secured debt;
•	proceeds received from real estate dispositions; and
•	transactions with unconsolidated entities.

Due to the current disruption in the U.S. economy, we are constantly monitoring the state of the capital markets and actively managing our capital needs, such as development expenditures and commitments. We will continue to utilize the Partnership’s $1.3 billion unsecured revolving line of credit to complete development projects currently under construction. We have virtually halted all new development activity and are focused on the completion and lease-up of under construction and recently completed projects. In January 2009, the General Partner announced a reduction in our annual distribution from $1.94 per Common Unit to $1.00 per Common Unit, which will result in approximately $145.2 million of additional undistributed cash on an annual basis. We and the General Partner anticipate using multiple sources of capital, including issuances of secured debt in the near future, to meet our long-term capital needs.

Rental Operations

We believe our primary source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition.

We are subject to a number of risks as a result of the current economic downturn, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. These risks may be heightened as a result of the current economic conditions. However, we believe that these risks may be mitigated by our relatively strong market presence in most of our markets and the fact that we perform in-house credit reviews and analyses on major tenants and all significant leases before they are executed.

Debt and Equity Securities

Our unsecured lines of credit as of December 31, 2008 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2008
Unsecured Line of Credit – Partnership	$1,300,000	January 2010	$474,000
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$9,659

We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. The stated rate on the amounts outstanding on the Partnership’s unsecured line of credit as of December 31, 2008 was LIBOR plus .525% (ranging from 1.005% to 2.355% as of December 31, 2008). We may, at our sole discretion, exercise an option to extend the maturity date to January 2011. This line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to fixed charge, variable rate indebtedness, consolidated net worth and debt-to-net asset value. As of December 31, 2008, we were in compliance with all covenants under this line of credit.

Due to the current volatile state of the credit markets, the borrowing cost of future secured or unsecured debt issuances may be higher, for the foreseeable future, than what has been historically available. We anticipate that additional issuances, in the near term, will be in the form of secured debt offerings.

In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares.

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After taking into account the effect of forward starting swaps, which were designated as cash flow hedges for this offering, the notes had an effective interest rate of 7.36%.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of December 31, 2008.

At December 31, 2008, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of the credit facility and other long-term debt upon maturity.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us as well as to improve the overall quality of our portfolio by recycling sale proceeds into new properties with greater value creation opportunities.

In 2008, our capital recycling program was significantly reduced due to the current state of the economy and the credit markets and it is likely that this trend will continue in 2009.

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

In May 2008, we entered into an unconsolidated joint venture that will acquire up to $800.0 million of our newly developed build-to-suit projects over a three-year period. Properties will be sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We will retain a 20% equity interest in the joint venture. As of December 31, 2008, the joint venture has acquired seven properties from us and we received year-to-date net sale proceeds and financing distributions of approximately $251.6 million.

In January 2008, we sold a tract of land to an unconsolidated joint venture in which we hold a 50% equity interest and received a distribution, commensurate to our partner’s 50% ownership interest, of approximately $38.3 million. In November 2008, that unconsolidated joint venture entered a loan agreement with a consortium of banks and distributed a portion of the loan proceeds to us and our partner, with our share of the distribution totaling $20.4 million.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	property investment;
•	recurring leasing/capital costs;
•	distributions to unitholders;
•	long-term debt maturities;
•	opportunistic repurchases of outstanding debt; and
•	other contractual obligations.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	2008	2007	2006
Recurring tenant improvements	$36,885	$45,296	$41,895
Recurring leasing costs	28,205	32,238	32,983
Building improvements	9,724	8,402	8,122

Totals	$74,814	$85,936	$83,000

Distributions

In order to qualify as a REIT for federal income tax purposes, the General Partner must currently distribute at least 90% of its taxable income to its shareholders. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions per Common Unit of $1.93, $1.91 and $1.89 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect to continue to distribute taxable earnings to meet the requirements of the General Partner to maintain its REIT status. However, distributions are declared at the discretion of the General Partner’s board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner’s board of directors deems relevant. In January 2009, the General Partner’s board of directors resolved to decrease our annual distribution from $1.94 per Common Unit to $1.00 per Common Unit in order to retain additional cash to help meet our capital needs. We anticipate retaining additional cash of approximately $145.2 million per year, when compared to an annual distribution of $1.94 per Common Unit, as the result of this action.

At December 31, 2008 the General Partner had six series of preferred shares outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at December 31, 2008 totaled $4.3 billion with a weighted average interest rate of 5.43% maturing at various dates through 2028. We had $3.3 billion of unsecured debt, $483.7 million outstanding on our unsecured lines of credit and $507.4 million of secured debt outstanding at December 31, 2008. Scheduled principal amortization and maturities of such debt totaled $319.1 million for the year ended December 31, 2008.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2008 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities (1)	Total

2009	$10,957	$246,740	$257,697	7.31%
2010	10,717	638,728	649,445	2.45%
2011	10,823	1,042,798	1,053,621	5.09%
2012	8,906	201,216	210,122	5.89%
2013	8,889	475,000	483,889	6.49%
2014	9,109	272,112	281,221	6.44%
2015	7,700	-	7,700	6.08%
2016	6,822	490,900	497,722	6.16%
2017	5,242	469,324	474,566	5.94%
2018	3,304	300,000	303,304	6.08%
2019	3,062	-	3,062	5.85%
Thereafter	24,439	50,000	74,439	6.84%

	$109,970	$4,186,818	$4,296,788	5.43%

(1)	The balance outstanding on the Partnership’s unsecured line of credit is included in debt maturities for 2010. This line of credit may be extended to 2011 at our option.

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations, which will increase as the result of reducing our annual distributions and development expenditures, as well as through raising additional capital which, in the near term, is expected to occur mainly through the issuance of secured debt and through asset dispositions.

Opportunistic Repurchases of Outstanding Debt

We intend to repurchase, when favorable pricing is available, outstanding unsecured debt maturing over the next three years.

Historical Cash Flows

Cash and cash equivalents were $22.3 million and $47.0 million at December 31, 2008 and 2007, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Years Ended December 31,
	2008	2007	2006
Net Cash Provided by Operating Activities	$643.8	$323.0	$272.4
Net Cash Provided by (Used for) Investing Activities	(522.8)	(434.5)	(1,234.0)
Net Cash Provided by (Used for) Financing Activities	(145.8)	90.4	1,002.9

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity. Highlights of such activity are as follows:

•

During the year ended December 31, 2008, we incurred Build-for-Sale property development costs of $216.1 million, compared to $281.1 million and $281.7 million for the years ended December 31, 2007 and 2006, respectively. The decrease is a result of lower activity in our Build-for-Sale business. Build-for-Sale projects under construction as of December 31, 2008 had anticipated total costs upon completion of $220.6 million, of which $138.5 million has not yet been incurred as of December 31, 2008.

•

We sold 14 Build-for-Sale properties in 2008 compared to 15 in 2007 and nine in 2006, receiving net proceeds of $343.0 million, $232.6 million and $181.8 million, respectively. We recognized pre-tax gains of $39.1 million, $34.7 million and $49.0 million on these sales for the years ended December 31, 2008, 2007 and 2006, respectively.

•

Net cash flows from third party construction contracts increased by $151.7 million from 2007. The increase was largely driven by $105.1 million in cash proceeds from the 2008 sale of a parcel of land to the U.S. Department of the Army in conjunction with the BRAC Construction Contract.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Sales of land and depreciated property provided $116.6 million in net proceeds in 2008, compared to $480.9 million in 2007 and $180.8 million in 2006. We sold portfolios of eight suburban office properties in our Cleveland market and twelve industrial properties in our St. Louis market during 2007, which together provided $203.5 million of the net proceeds received in 2007.

•

We received capital distributions (as a result of the sale of properties or refinancing) from unconsolidated subsidiaries of $95.4 million in 2008, compared to $235.8 million in 2007 and $296.6 million in 2006.

•

Development expenditures for our held-for-rental portfolio totaled $436.3 million for the year ended December 31, 2008, compared to $451.2 million and $385.5 million for the years ended December 31, 2007 and 2006, respectively.

•

During 2008, we paid cash of $20.1 million for real estate acquisitions, compared to $117.4 million in 2007 and $735.3 million in 2006. In addition, we paid cash of $40.9 million for undeveloped land in 2008, compared to $317.3 million in 2007 and $435.9 million in 2006. The cash paid for real estate acquisitions in 2007 included both $36.1 million for the Bremner acquisition (with the remaining $11.0 million paid through the issuance of Units of the Partnership) and $55.4 million for a portfolio of industrial properties located in Seattle, Virginia and Houston. The most significant activity in 2006 consisted of the purchase of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $867.6 million (of which $713.5 million was paid in cash) and the purchase of a portfolio of industrial properties in Savannah, Georgia for $196.2 million (of which $125.9 million was paid in cash).

Financing Activities

The following items highlight significant capital transactions:

•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.
•

In February 2008, we received net proceeds of approximately $290.0 million from the General Partner’s issuance of its 8.375% Series O Cumulative Redeemable Preferred Shares; the General Partner issued no preferred shares in 2007.

•

We decreased net borrowings on the Partnership’s $1.3 billion line of credit by $69.0 million for the year ended December 31, 2008, compared to an increase of $226.0 million for the same period in 2007.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.
•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.
•	In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting interest rate swaps, the effective interest rate is 7.36%.
•

During the fourth quarter of 2008, the General Partner opportunistically repurchased its preferred shares from all outstanding series in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General Partner repurchased preferred shares having a redemption value of approximately $27.4 million for $12.4 million, which resulted in an approximate $14.0 million gain on repurchase after considering the charge-off of offering costs from those shares. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•

During the fourth quarter of 2008, we also repurchased certain of our outstanding series of unsecured notes maturing in 2009 and 2010 on the open market. We repurchased unsecured notes that had a face value of approximately $38.5 million, for approximately $36.5 million, and recognized a gain on extinguishment of these notes of approximately $2.0 million.

Credit Ratings

The General Partner and the Partnership are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody’s Investors Service and Standard and Poor’s Ratings Group. Our senior unsecured notes have been assigned ratings of BBB and Baa2 by Standard and Poor’s Ratings Group and Moody’s Investors Service, respectively.

The General Partner’s preferred shares carry ratings of BB+ and Baa3 from Standard and Poor’s Ratings Group and Moody’s Investors Service, respectively.

The ratings of our senior unsecured notes and the General Partner’s preferred shares could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operations and development of Industrial, Office and Retail real estate properties. We hold interests both in joint ventures that operate real estate for long-term investment and rental income (“Operating Joint Ventures”) as well as joint ventures that develop properties with the intent to sell within a relatively short period of time after completion and lease-up (“Development Joint Ventures”). The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $2.6 billion and $2.2 billion as of December 31, 2008 and 2007, respectively.

Our investments in and advances to unconsolidated companies represents approximately 9% and 8% of our total assets as of December 31, 2008 and 2007, respectively. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2008 and 2007, respectively (in thousands, except percentage data):

	Operating		Development
	Joint Ventures		Joint Ventures		Total
	2008	2007	2008	2007	2008	2007
Land, buildings and tenant improvements, net	$1,802,999	$1,543,467	$215,385	$227,875	$2,018,384	$1,771,342
Construction in progress	44,071	41,157	148,082	64,639	192,153	105,796
Undeveloped land	24,739	27,558	154,285	86,695	179,024	114,253
Other assets	191,149	158,978	47,897	35,638	239,046	194,616

	$2,062,958	$1,771,160	$565,649	$414,847	$2,628,607	$2,186,007

Indebtedness	$1,029,815	$873,611	$195,947	$115,509	$1,225,762	989,120
Other liabilities	56,632	50,347	191,461	174,121	248,093	224,468

	1,086,447	923,958	387,408	289,630	1,473,855	1,213,588
Owners’ equity	976,511	847,202	178,241	125,217	1,154,752	972,419

	$2,062,958	$1,771,160	$565,649	$414,847	$2,628,607	$2,186,007

Rental revenue	$230,733	$207,584	$19,579	$8,271	$250,312	$215,855

Gain on sale of properties	$982	$13,688	$23,432	$-	$24,414	$13,688

Net income	$22,123	$40,099	$18,314	$1,626	$40,437	$41,725

Total square feet	39,854	34,046	3,236	4,491	43,090	38,537
Percent leased	91.19%	92.67%	33.05%	73.28%	86.66%	90,34%
Partnership ownership percentage	10%-50%	10%-50%	50%	50%

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2008, we were subject to certain contractual payment obligations as described in the table below:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (1)	$5,000,789	$470,077	$369,059	$1,225,524	$347,894	$595,845	$1,992,390
Lines of credit (2)	491,374	7,053	474,589	9,732	-	-	-
Share of debt of unconsolidated joint ventures (3)	560,508	49,490	168,849	72,155	56,714	40,607	172,693
Ground leases	17,291	1,952	1,933	1,837	1,798	1,764	8,007
Operating leases	435	321	62	41	11	-	-
Development and construction backlog costs (4)	1,096,004	587,265	405,413	103,326	-	-	-
Future land acquisitions (5)	7,950	7,950	-	-	-	-	-
Other (6)	2,979	1,137	482	248	252	258	602

Total Contractual Obligations	$7,177,330	$1,125,245	$1,420,387	$1,412,863	$406,669	$638,474	$2,173,692

(1)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2008.
(2)	Our unsecured lines of credit consist of an operating line of credit that matures January 2010 and the line of credit of a consolidated subsidiary that matures July 2011. We may, at our option, extend the term of our operating line of credit by one year. Interest expense for our unsecured lines of credit was calculated using the most recent stated interest rates that were in effect.
(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2008.
(4)	Represents estimated remaining costs on the completion of held-for-rental, Build-for-Sale and third-party construction projects.
(5)	These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions. In most cases, we may withdraw from land purchase contracts and the seller’s only recourse is earnest money deposits that we have already paid.
(6)	Represents other contractual obligations.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2008, 2007 and 2006, respectively, we earned management fees of $7.8 million, $7.1 million and $4.4 million, leasing fees of $2.8 million, $4.2 million and $2.9 million and construction and development fees of $12.7 million, $13.1 million and $19.1 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

We have guaranteed the repayment of $68.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of nine of our unconsolidated subsidiaries. At December 31, 2008, the maximum guarantee exposure for these loans was approximately $255.1 million. Additionally, we guaranteed $29.0 million of secured indebtedness related to a property sold to a third party in 2006. Management believes that the value of the underlying real estate exceeds the associated loan balances and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisitions of land totaling $8.0 million. In most cases, we may withdraw from land purchase contracts and the seller’s only recourse is earnest money deposits that we have already paid.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487.0 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. In connection with this transaction, the joint venture partners were given an option to put up to a $50.0 million interest in the joint venture to us in exchange for the General Partner’s common stock or cash (at the General Partner’s option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50.0 million liability.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

In May 2008, the FASB ratified FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that will require separate accounting for the debt and equity components of convertible instruments. FSP APB 14-1 will require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 is effective January 1, 2009 and will be applied retrospectively. We currently estimate that FSP APB 14-1 will result in us recognizing additional non-cash interest expense of between $5.5 million and $7.5 million per annum.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, that fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at December 31, 2008.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate secured debt	$10,247	$9,967	$22,177	$9,292	$8,009	$437,679	$497,371	$438,049
Weighted average interest rate	6.92%	6.85%	7.14%	6.67%	6.48%	6.03%

Variable rate secured debt	$710	$750	$785	$830	$880	$4,335	$8,290	$8,290
Weighted average interest rate	3.85%	3.84%	3.84%	3.84%	3.83%	3.92%

Fixed rate unsecured notes	$246,740	$164,728	$1,021,000	$200,000	$475,000	$1,200,000	$3,307,468	$2,196,689
Weighted average interest rate	7.34%	5.37%	5.08%	5.87%	6.50%	6.21%

Unsecured lines of credit	$-	$474,000	$9,659	$-	$-	$-	$483,659	$477,080
Rate at December 31, 2008	N/A	1.34%	1.32%	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2008, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

At December 31, 2007 the redemption value of our unsecured notes was $3.2 billion and we estimated the fair value of those unsecured notes to be $3.1 billion. Our unsecured notes are thinly traded and our estimate of the fair value of those notes, when compared to the redemption values of those notes, has declined significantly since December 31, 2007 largely as the result of recent comparable trades at significant discounts as well as overall market conditions having the effect of increasing credit spreads.

Interest expense on our unsecured lines of credit will be affected by future fluctuations in the LIBOR indices. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit and other long-term debt borrowings will be heavily dependent upon the state of the credit environment.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.   Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including the General Partner’s Principal Executive Officer and Principal Financial Officer.

Attached as exhibits to this Report are certifications of the General Partner’s Principal Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15f under the Securities Exchange Act of 1934 (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the General Partner’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the disclosure controls and procedures evaluation referenced above, the General Partner’s Principal Executive Officer and Principal Financial Officer has concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting and the audit report of our registered public accounting firm are included in Item 15 of Part IV under the headings “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 for which no Form 8-K was filed.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not have any directors or executive officers. The following is a summary of the executive officers of the General Partner as of February 27, 2009:

Dennis D. Oklak, age 55. Mr. Oklak, the General Partner’s Principal Executive Officer and Principal Financial Officer, was named Chief Executive Officer of the General Partner in April 2004, and was elected Chairman of the Board of Directors in April 2005. He served as President and Chief Executive Officer from April 2004 to April 2005. He was Co-Chief Operating Officer from April 2002 through January 2003, at which time he was named President and Chief Operating Officer. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer in 1997. From 1986 through 1997, Mr. Oklak served in various financial positions of the General Partner. He is also a member of the board of directors of recreational vehicle manufacturer Monaco Coach Corporation and the board of directors of the Central Indiana Corporate Partnership. Mr. Oklak also serves on the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Oklak has served as a director of the General Partner since 2004.

Christie B. Kelly, age 47. Ms. Kelly was appointed as Executive Vice President and Chief Financial Officer of the General Partner effective February 27, 2009. Ms. Kelly has 25 years of experience ranging from financial planning and strategic development to senior leadership roles in financial management, mergers and acquisitions, information technology and investment banking. Prior to joining the General Partner, Ms. Kelly served as Senior Vice President of the Global Real Estate Group at Lehman Brothers from 2007 to February 2009. Previously, Ms. Kelly was employed by General Electric Company from 1983 to 2007 and served in numerous finance and operational leadership roles, including Business Development Leader for Mergers and Acquisitions for GE Real Estate from 2003 to 2007.

Robert M. Chapman, age 55. Mr. Chapman has served as Chief Operating Officer of the General Partner since August 2007. He served as Senior Executive Vice President, Real Estate Operations, from November 2003 to July 2007. From 1999 through November 2003, Mr. Chapman served in various real estate investment and operating positions of the General Partner. Mr. Chapman serves as a director for Rock-Tenn Company, a leading manufacturer of packaging products, merchandising displays and bleached and recycled paperboard.

Howard L. Feinsand, age 61. Mr. Feinsand has served as the General Partner’s Executive Vice President and General Counsel since 1999 and, since 2003, also has served as the General Partner’s Corporate Secretary. Mr. Feinsand served on the General Partner’s Board of Directors from 1988 to January 2003. Mr. Feinsand serves as vice chair of the board of directors of The Alliance Theatre at the Woodruff Arts Center in Atlanta, Georgia, the predominant regional theatre for the southeastern United States. Mr. Feinsand is a director of the Center for Jewish Educational Experiences and a trustee of the Jewish Federation of Greater Atlanta.

Steven R. Kennedy, age 52. Mr. Kennedy was named as the General Partner’s Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President. Mr. Kennedy serves as Vice Chair of the advisory council for Purdue University’s School of Engineering.

All other information required by this item is contained in the General Partner’s Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 is contained in the General Partner’s Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report is contained in the General Partner’s Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is contained in the General Partner’s Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is contained in the General Partner’s Proxy Statement, and is incorporated herein by reference.

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

The following Consolidated Financial Statements, together with the Management’s Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2008 and 2007
Consolidated Statements of Operations, Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows, Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Partners’ Equity, Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.	Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(i)	Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.2(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(ii)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 10.3 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(iii)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 10.4 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(iv)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 10.5 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

3.2(v)	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated August 25, 2003, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 6.625% Series J Cumulative Redeemable Preferred Units (filed as Exhibit 10.6 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(vi)	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated February 13, 2004, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 6.5% Series K Cumulative Redeemable Preferred Units (filed as Exhibit 10.7 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(vii)	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated November 30, 2004, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 6.6% Series L Cumulative Redeemable Preferred Units (filed as Exhibit 10.8 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.2(viii)	Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated January 31, 2006, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 6.95% Series M Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to the Current Report on Form 8-K, as filed with the SEC on February 6, 2006, File No. 000-20625, and incorporated herein by this reference).

3.2(ix)	Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated June 30, 2006, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 7.25% Series N Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on July 5, 2006, File No. 000-20625, and incorporated herein by this reference).

3.2(x)	Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated April 30, 2007, deleting those exhibits setting forth the rights of the Partnership’s previously issued Series A Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series H Preferred Units and Series I Preferred Units, (filed as Exhibit 3.2(x) to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(xi)	Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated April 30, 2007, deleting those exhibits setting forth the rights of the Partnership’s previously issued Series B Preferred Units (filed as Exhibit 3.2(xi) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 6, 2008, File No. 000-20625, and incorporated herein by this reference).

3.2(xii)	Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, establishing the amount, terms and rights of Duke Realty Limited Partnership’s 8.375% Series O Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on February 27, 2008, and incorporated herein by this reference).

3.2(xiii)	Thirteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, deleting the exhibit setting forth the rights of the Partnership’s Series C Preferred Units (filed as Exhibit 3.2(xiii) to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the SEC on November 13, 2008, File No. 000-20625, and incorporated herein by this reference).

4.1(i)	Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

4.1(ii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the General Partner’s 6.625% Series J Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003, File No. 001-09044, and incorporated herein by this reference).

4.1(iii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the General Partner’s 6.5% Series K Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 26, 2004, File No. 001-09044, and incorporated herein by this reference).

4.1(iv)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the General Partner’s 6.6% Series L Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 of the General Partner’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by reference).

4.1(v)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the General Partner’s 7.25% Series N Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

4.1(vi)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, amending the Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the General Partner’s 6.95% Series M Cumulative Redeemable Preferred Shares (filed as Exhibit 3.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

4.1(vii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibits A, D, E, F, H and I and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 7, 2007, File No. 001-09044, and incorporated herein by this reference).

4.1(viii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibit B and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).

4.1(ix)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 8.375% Series O Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the General Partner’s Registration Statement on Form 8-A, as filed with the SEC on February 22, 2008, File No. 001-09044, and incorporated herein by this reference).

4.1(x)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibit C and de-designating the related Series C Junior Preferred Shares (filed as Exhibit 3.1(x) to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the SEC on November 7, 2008, File No. 001-09044, and incorporated herein by this reference).

4.2(i)	Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the General Partner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

4.2(ii)	Amendment No. 1 to the Third Amended and Restated By-Laws of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 7, 2008, File No. 001-09044, and incorporated herein by this reference).

4.3(i)	Indenture, dated September 19, 1995, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference).

4.3(ii)	Fourth Supplemental Indenture, dated August 21, 1997, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.8 to the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).

4.3(iii)	Sixth Supplemental Indenture, dated February 12, 1999, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on February 12, 1999, File No. 000-20625, and incorporated herein by this reference).

4.3(iv)	Eighth Supplemental Indenture, dated November 16, 1999, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 15, 1999, File No. 000-20625, and incorporated herein by this reference).

4.3(v)	Ninth Supplemental Indenture, dated March 5, 2001, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 2, 2001, File No. 000-20625, and incorporated herein by this reference).

4.3(vi)	Eleventh Supplemental Indenture, dated August 26, 2002, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 26, 2002, File No. 000-20625, and incorporated herein by this reference).

4.3(vii)	Twelfth Supplemental Indenture, dated January 16, 2003, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on January 16, 2003, File No. 000-20625, and incorporated herein by this reference).

4.3(viii)	Thirteenth Supplemental Indenture, dated May 22, 2003, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 22, 2003, File No. 000-20625, and incorporated herein by this reference).

4.3(ix)	Seventeenth Supplemental Indenture, dated August 16, 2004, between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 18, 2004, File No. 000-20625, and incorporated herein by this reference).

4.3(x)	Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

4.3(xi)	Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on July 28, 2006, and incorporated herein by this reference).

4.4(i)	Indenture, dated as of July 28, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner’s automatic shelf registration statement on Form S-3, filed with the SEC on July 31, 2006, and incorporated herein by this reference).

4.4(ii)	First Supplemental Indenture, dated as of August 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.625% Senior Notes Due 2011 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iii)	Second Supplemental Indenture, dated as of August 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iv)	Third Supplemental Indenture, dated as of September 11, 2007, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (filed as exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on September 12, 2007, and incorporated herein by this reference).

4.4(v)	Fourth Supplemental Indenture, dated as of May 8, 2008, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 8, 2008, and incorporated herein by this reference).

4.5	Indenture, dated November 22, 2006, by and among Duke Realty Limited Partnership, the General Partner and The Bank of New York Trust Company, N.A., as trustee, including the form of 3.75% Exchangeable Senior Note due 2011 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

4.6	Deposit Agreement, dated as of January 31, 2006, by and among the General Partner, American Stock Transfer & Trust Company, as depositary, and the holders from time to time of the Depositary Receipts (which includes as an exhibit the form of Depositary Receipts filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC January 31, 2006, File No. 001-09044, and incorporated herein by this reference).

10.1(i)	Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), dated as of September 30, 1994 (filed as Exhibit 10.3 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on February 21, 1996, File No. 001-09044, and incorporated herein by this reference).

10.1(ii)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated July 23, 1998 (filed as Exhibit 10.7 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.1(iii)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated October 26, 1995 (filed as Exhibit 10.8 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.1(iv)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, effective as of January 1, 2002 (filed as Exhibit 10.9 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.2	Promissory Note of the Services Partnership (filed as Exhibit 10.3 to the General Partner’s Registration Statement on Form S-2, as filed with the SEC on June 8, 1993, File No. 33-64038, and incorporated herein by this reference).

10.3(i)	1995 Key Employee Stock Option Plan of the General Partner (filed as Exhibit 10.13 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.3(ii)	Amendment One to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iii)	Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iv)	Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(v)	Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vi)	Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vii)	Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(viii)	Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(ix)	Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.3(x)	Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.4(i)	1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.4(ii)	Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iii)	Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iv)	Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(v)	Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(vi)	Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.5(i)	1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.5(ii)	Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.6(i)	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.6(ii)	Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.6(iii)	Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(i)	2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).#

10.7(ii)	Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(iii)	Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 5, 2004, File No. 001-09044, and incorporated herein by this reference).#

10.7(iv)	Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 2, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.8(i)	Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(ii)	Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iii)	Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iv)	Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(v)	Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 4, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(i)	Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.9(ii)	Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.21(ii) to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2007, File No. 001-09044, and incorporated herein by this reference).#

10.9(iii)	Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(iv)	Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the General Partner’s Registration Statement on Form S-8, as filed with the SEC on March 24, 2004, File No. 333-113907, and incorporated herein by this reference).#

10.10(i)	Duke Realty Corporation 2005 Long-Term Incentive Plan (filed as Appendix A to the General Partner’s Definitive Proxy Statement on Schedule 14A, dated March 16, 2005, as filed with the SEC on March 16, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(ii)	Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iii)	Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iv)	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(v)	Duke Realty Corporation 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(i)	Duke Realty Corporation Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(ii)	Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on October 31, 2005, File No. 001-09044, and incorporated by this reference).#

10.11(iii)	Amendment Two to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, File No. 001-09044, and incorporated by this reference).#

10.11(iv)	Amendment Three to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated by this reference).#

10.12	Duke Realty Corporation 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.13	Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.14	Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner, as the General Partner of Duke Realty Limited Partnership, and the following executive officers: Dennis D. Oklak, Robert M. Chapman, Matthew A. Cohoat, Howard L. Feinsand and Steven R. Kennedy (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).#

10.15	Term Loan Agreement, Dated May 31, 2005, by and between Duke Realty Limited Partnership, the General Partner, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005, File No. 001-09044, and incorporated herein by this reference).

10.16	Commercial Multi-Property Agreement of Purchase and Sale, dated January 24, 2006, by and among Duke Realty Limited Partnership, The Mark Winkler Company, and each of the other entities controlled by or affiliated with The Mark Winkler Company named therein, as amended by the First Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated February 28, 2006, the Second Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated March 10, 2006, and the Third Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated April 21, 2006 (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2006, File No. 001-09044, and incorporated herein by this reference).

10.17(i)	Fifth Amended and Restated Revolving Credit Agreement dated January 25, 2006, among Duke Realty Limited Partnership, as borrower, the General Partner, as Guarantor, and Bank One as Administrative Agent and Lender (filed as Exhibit 10.56 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

10.17(ii)	First Amendment to the Fifth Amended and Restated Revolving Credit Agreement, dated November 13, 2007, by and between Duke Realty Limited Partnership, Duke Realty Corporation, JP Morgan Chase Bank, N.A., and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 15, 2007, File No. 000-20625, and incorporated herein by this reference).

10.18	Term Loan Agreement, dated as of February 28, 2006, by and among Duke Realty Limited Partnership, as borrower, the General Partner, as Guarantor, certain of their respective subsidiaries, as guarantors, Bank of America, N.A., individually and as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Sole Book Runner, and each of the other lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

10.19	Registration Rights Agreement, dated November 22, 2006, by and among Duke Realty Limited Partnership, the General Partner, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.20	Common Stock Delivery Agreement, dated November 22, 2006, by and between Duke Realty Limited Partnership and the General Partner (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.21	Contribution Agreement, dated December 5, 2006, by and between Duke Realty Limited Partnership and Quantico and Belbrook Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2007, File No. 001-09044, and incorporated herein by this reference).

10.22	Contribution Agreement, dated December 5, 2006, by and between Duke Realty Limited Partnership and Lafayette and Belcrest Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2007, File No. 001-09044, and incorporated herein by this reference).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

21.1	List of the Partnership’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

* Filed herewith.

** The certification attached as Exhibit 32.1 accompanies this Report and is “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Exhibits

The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed under “Exhibits” in Part IV, Item 15(a)(3) of this Report and are incorporated herein by reference.

(c)	Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Report is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 15(a)(2) of this Report, and is incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

The independent registered public accounting firm of KPMG LLP, as auditors of the Partnership’s consolidated financial statements, has also issued an audit report on the Partnership’s internal control over financial reporting.

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

    of the General Partner

Report of Independent Registered Public Accounting Firm

The Partners of

Duke Realty Limited Partnership:

We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the “Partnership”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and partners’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Duke Realty Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
March 6, 2009

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2008	2007
ASSETS
Real estate investments:
Land and improvements	$1,074,751	$872,372
Buildings and tenant improvements	5,206,359	4,600,408
Construction in progress	159,330	412,729
Investments in and advances to unconsolidated companies	693,503	601,801
Undeveloped land	806,379	912,448

	7,940,322	7,399,758
Accumulated depreciation	(1,167,113)	(951,375)

Net real estate investments	6,773,209	6,448,383

Real estate investments and other assets held-for-sale	18,131	273,591

Cash and cash equivalents	22,285	47,046
Accounts receivable, net of allowance of $1,777 and $1,359	27,966	29,009
Straight-line rent receivable, net of allowance of $4,086 and $2,886	123,217	110,737
Receivables on construction contracts, including retentions	75,100	66,925
Deferred financing costs, net of accumulated amortization of $38,046 and $29,170	47,904	55,986
Deferred leasing and other costs, net of accumulated amortization of $195,034 and $150,702	368,626	374,635
Escrow deposits and other assets	234,004	254,339

	$7,690,442	$7,660,651

LIABILITIES AND PARTNERS’ EQUITY
Indebtedness:
Secured debt	$507,351	$524,393
Unsecured notes	3,307,468	3,246,000
Unsecured lines of credit	483,659	546,067

	4,298,478	4,316,460

Liabilities of properties held-for-sale	379	8,954

Construction payables and amounts due subcontractors, including retentions	105,227	142,655
Accrued expenses:
Real estate taxes	78,113	63,796
Interest	56,376	54,631
Other	44,826	56,901
Other liabilities	187,425	149,172
Tenant security deposits and prepaid rents	41,348	34,535

Total liabilities	4,812,172	4,827,104

Minority interest	3,948	2,650

Partners’ equity:
General Partner:
Common equity (148,420 and 146,175 General Partner Units issued and outstanding)	1,817,741	2,011,316
Preferred equity (4,067 and 2,976 Preferred Units issued and outstanding)	1,016,625	744,000

	2,834,366	2,755,316

Limited Partners’ common equity (6,779 and 7,880 Limited Partner Units issued and outstanding)	48,608	76,860
Accumulated other comprehensive income (loss)	(8,652)	(1,279)

Total partners’ equity	2,874,322	2,830,897

	$7,690,442	$7,660,651

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per unit amounts)

	2008	2007	2006
RENTAL OPERATIONS
Revenues:
Rental and related revenue	$870,372	$822,708	$767,287
Equity in earnings of unconsolidated companies	23,817	29,381	38,004

	894,189	852,089	805,291

Operating expenses:
Rental expenses	196,615	180,747	172,796
Real estate taxes	111,582	100,252	85,731
Interest expense	195,148	171,994	172,658
Depreciation and amortization	311,279	272,750	236,846

	814,624	725,743	668,031

Earnings from continuing rental operations	79,565	126,346	137,260

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	405,131	280,537	308,562
General contractor costs	(371,783)	(246,872)	(284,633)

Net general contractor revenue	33,348	33,665	23,929
Service fee revenue	29,493	31,011	21,633
Gain on sale of Build-for-Sale properties	39,057	34,682	44,563

Total service operations revenue	101,898	99,358	90,125

Operating expenses	39,955	47,324	36,929

Earnings from service operations	61,943	52,034	53,196

General and administrative expense	(39,506)	(37,689)	(35,811)
Earnings from sales of land, net	12,651	33,998	8,192
Impairment charges and other expenses	(19,729)	(5,658)	(2,284)

Operating income	94,924	169,031	160,553

OTHER INCOME (EXPENSE)
Interest and other income (expense), net	4,041	(416)	348

Income from continuing operations	98,965	168,615	160,901
Discontinued operations:
Income from discontinued operations	1,655	4,337	11,696
Gain on sale of depreciable properties	16,961	121,072	46,254

Income from discontinued operations	18,616	125,409	57,950

Net income	117,581	294,024	218,851
Distributions on Preferred Units	(71,426)	(58,292)	(56,419)
Adjustments for redemption of Preferred Units	-	(3,483)	(2,633)
Gain on repurchase of Preferred Units	14,046	-	-

Net income available for common unitholders	$60,201	$232,249	$159,799

Basic net income per Common Unit:
Continuing operations	$.27	$.72	$.69
Discontinued operations	.12	.84	.39

Total	$.39	$1.56	$1.08

Diluted net income per Common Unit:
Continuing operations	$.27	$.71	$.68
Discontinued operations	.12	.84	.39

Total	$.39	$1.55	$1.07

Weighted average number of Common Units outstanding	154,534	148,459	148,069

Weighted average number of Common Units and potential dilutive securities	155,041	149,614	149,393

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$117,581	$294,024	$218,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	246,441	214,477	206,999
Amortization of deferred leasing and other costs	68,511	63,214	47,269
Amortization of deferred financing costs	13,640	11,212	8,617
Straight-line rent adjustment	(15,118)	(16,843)	(20,795)
Impairment charges and other expenses	19,695	-	-
Earnings from land and depreciated property sales	(29,612)	(154,493)	(49,614)
Build-for-Sale operations, net	80,751	(84,547)	(148,849)
Construction contracts, net	125,855	(25,818)	1,749
Other accrued revenues and expenses, net	10,438	26,454	26,546
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	5,618	(4,631)	(18,339)

Net cash provided by operating activities	643,800	323,049	272,434

Cash flows from investing activities:
Development of real estate investments	(436,256)	(451,162)	(385,516)
Acquisition of real estate investments and related intangible assets	(20,123)	(116,021)	(735,294)
Acquisition of undeveloped land	(40,893)	(317,324)	(435,917)
Recurring tenant improvements, leasing costs and building improvements	(74,814)	(85,936)	(83,000)
Other deferred leasing costs	(22,201)	(39,387)	(22,429)
Other deferred costs and other assets	(8,188)	944	944
Proceeds from land and depreciated property sales, net	116,563	480,943	180,825
Capital distributions from unconsolidated companies	95,392	235,754	296,573
Capital contributions and advances to unconsolidated companies, net	(132,244)	(142,330)	(50,182)

Net cash provided by (used for) investing activities	(522,764)	(434,519)	(1,233,996)

Cash flows from financing activities:
Contributions from the General Partner	17,125	240,802	6,672
Payments for repurchases of Common Units	-	-	(101,282)
Proceeds from issuance of Preferred Units, net	290,000	-	283,994
Payments for redemption/repurchases of Preferred Units	(12,405)	(132,250)	(75,000)
Proceeds from unsecured debt issuance	325,000	340,160	1,429,497
Payments on unsecured debt	(261,479)	(223,657)	(350,000)
Proceeds from issuance of secured debt	-	-	1,029,426
Payments on secured indebtedness including principal amortization	(55,600)	(24,780)	(750,354)
Borrowings (payments) on lines of credit, net	(62,408)	229,067	(66,000)
Distributions to common unitholders	(298,220)	(283,726)	(280,713)
Distributions to preferred unitholders	(71,439)	(58,292)	(56,419)
Contributions from (distributions to) minority interests in consolidated subsidiaries, net	1,935	(1,626)	930
Payment for capped call option	-	-	(26,967)
Cash settlement of interest rate swaps	(14,625)	10,747	733
Deferred financing costs	(3,681)	(6,083)	(41,659)

Net cash provided by (used for) financing activities	(145,797)	90,362	1,002,858

Net increase (decrease) in cash and cash equivalents	(24,761)	(21,108)	41,296

Cash and cash equivalents at beginning of year	47,046	68,154	26,858

Cash and cash equivalents at end of year	$22,285	$47,046	$68,154

Non-cash investing and financing activities:
Assumption of secured debt for real estate acquisitions	$39,480	$34,259	$217,520

Contribution of property to, net of debt assumed by, unconsolidated companies	$133,312	$146,593	$505,440

Distribution of property from unconsolidated company	$76,449	$-	$-

Conversion of Limited Partner Units to common shares of the General Partner	$3,916	$96,725	$23,629

Issuance of Limited Partner Units for acquisition	$-	$11,020	$-

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Partners’ Equity

(in thousands, except per unit data)

	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income	Total
	Common Equity	Preferred Equity

Balance at December 31, 2005	$1,805,901	$657,250	$179,211	$(7,118)	$2,635,244

Comprehensive Income:
Net income	147,726	56,419	14,706	-	218,851
Gains on derivative instruments	-	-	-	12,553	12,553

Comprehensive income					231,404
Conversion of Limited Partner Units to common shares of the General Partner	39,918	-	(16,289)	-	23,629
Redemption of Series I Preferred Units	-	(75,000)	-	-	(75,000)
Issuance of Series M and N Preferred Units	(9,115)	294,000	(891)	-	283,994
Capital contribution from General Partner	6,186	-	-	-	6,186
Retirement of Common Units	(91,925)	-	-	-	(91,925)
Capped call option	(26,967)	-	-	-	(26,967)
Stock based compensation plan activity	9,498	-	-	-	9,498
Distributions to Preferred Unitholders	-	(56,419)	-	-	(56,419)
Distributions to Partners ($1.89 per Common Unit)	(255,264)	-	(25,137)	-	(280,401)

Balance at December 31, 2006	$1,625,958	$876,250	$151,600	$5,435	$2,659,243

Effect of implementing new accounting principle	(1,717)	-	-	-	(1,717)

Balance at January 1, 2007	$1,624,241	$876,250	$151,600	$5,435	$2,657,526

Comprehensive Income:
Net income	221,175	58,292	14,557	-	294,024
Losses on derivative instruments	-	-	-	(6,714)	(6,714)

Comprehensive income					287,310
Conversion of Limited Partner Units to common shares of the General Partner	179,092	-	(82,367)	-	96,725
Redemption of Preferred Series B Preferred Units	-	(132,250)	-	-	(132,250)
Unit issuance	-	-	11,020	-	11,020
Capital contribution from General Partner	239,605	-	-	-	239,605
Stock based compensation plan activity	12,979	-	-	-	12,979
Distributions to Preferred Unitholders	-	(58,292)	-	-	(58,292)
Distributions to Partners ($1.91 per Common Unit)	(265,776)	-	(17,950)	-	(283,726)

Balance at December 31, 2007	$2,011,316	$744,000	$76,860	$(1,279)	$2,830,897

Comprehensive Income:
Net income	42,570	71,426	3,585	-	117,581
Losses on derivative instruments	-	-	-	(7,373)	(7,373)

Comprehensive income					110,208
Conversion of Limited Partner Units to common shares of the General Partner	13,149	-	(17,065)	-	(3,916)
Issuance of Series O Preferred Units	(10,000)	300,000	-	-	290,000
Repurchase of Preferred Units	14,970	(27,375)	-	-	(12,405)
Capital contribution from General Partner	15,516	-	-	-	15,516
Stock based compensation plan activity	13,668	-	-	-	13,668
Distributions to Preferred Unitholders	-	(71,426)	-	-	(71,426)
Distributions to Partners ($1.93 per Common Unit)	(283,448)	-	(14,772)	-	(298,220)

Balance at December 31, 2008	$1,817,741	$1,016,625	$48,608	$(8,652)	$2,874,322

Common Units outstanding at December 31, 2008	148,420		6,779		155,199

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, along with the net proceeds from the issuance of additional shares of the General Partner, through an offering to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code. The General Partner is the sole general partner of the Partnership, owning 95.6% of the common Partnership interest as of December 31, 2008 (“General Partner Units”). The remaining 4.4% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). The Limited Partner Units are exchangeable for shares of the General Partner’s common stock on a one-for-one basis subject generally to a one-year holding period, or under certain circumstances, the General Partner may repurchase the Limited Partnership Units for cash. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2007 and 2006 have been reclassified to conform to the 2008 consolidated financial statement presentation.

Real Estate Investments

Rental real property, including land, land improvements, buildings and tenant improvements, are included in real estate investments and are generally stated at cost. Construction in process and undeveloped land are included in real estate investments and are stated at cost. Real estate investments also include our equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development.

Depreciation

Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated using the straight-line method over the term of the related lease.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cost Capitalization

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

Impairment

We evaluate our real estate assets, with the exception of those that are classified as held-for-sale, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, we compare the carrying amount of that real estate asset, or asset group, with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that asset, or asset group. Our estimate of the expected future cash flows used in testing for impairment is based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate asset, or asset group, exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions.

Real estate assets classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is designated as held-for-sale, no further depreciation expense is recorded.

Purchase Accounting

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values, based on all pertinent information available and adjusted based on changes in that information in no event to exceed one year from the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of SOP 78-9 and SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), we recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Equivalents

Investments with an original maturity of three months or less are classified as cash equivalents.

Valuation of Receivables

We reserve the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Additional reserves are recorded for more current amounts, as applicable, where we have determined collectability to be doubtful. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

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

Revenues

Rental Operations

The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If we are the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we commence revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with free rental periods or scheduled rental increases during their terms is recognized on a straight-line basis.

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

We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unbilled receivables on construction contracts totaled $22.7 million and $33.1 million at December 31, 2008 and 2007, respectively.

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

Gains or losses from our sale of properties that were developed or repositioned with the intent to sell and not for long-term rental (“Build-for-Sale” properties) are classified as gain on sale of Build-for-Sale properties in the Consolidated Statements of Operations. All activities and proceeds received from the development and sale of these buildings are classified in the operating activities section of the Consolidated Statements of Cash Flows.

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

The following table reconciles the components of basic and diluted net income per Common Unit (in thousands):

	2008	2007	2006
Basic and diluted net income available for common unitholders	$60,201	$232,249	$159,799

Weighted average number of Common Units outstanding	154,534	148,459	148,069
Dilutive units for stock-based compensation plans (1)	507	1,155	1,324

Weighted average number of Common Units and potential dilutive securities	155,041	149,614	149,393

(1)	Excludes (in thousands of units) 7,731, 780 and 719 of anti-dilutive units for the years ended December 31, 2008, 2007 and 2006, respectively. Also excludes the 3.75% Exchangeable Senior Notes due November 2011 (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per unit for the years ended December 31, 2008, 2007 and 2006.

A joint venture partner in one of our unconsolidated companies has the option to convert a portion of its ownership in the joint venture to the General Partner’s common shares, which would require the issuance of additional Common Units to the General Partner. The effect of this option on earnings per unit was anti-dilutive for the years ended December 31, 2008, 2007 and 2006.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Income Taxes

We recorded federal and state income tax expense (benefit) of $(6.6 million), $8.9 million and $7.9 million for 2008, 2007 and 2006, respectively, which were primarily attributable to the earnings (loss) of our taxable REIT subsidiaries. We paid federal and state income taxes of $3.5 million, $10.1 million and $4.3 million for 2008, 2007 and 2006, respectively. The taxable REIT subsidiaries have no significant deferred income tax or unrecognized tax benefit items.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the financial statements requires management to make a number of estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The most significant estimates, as discussed within our Summary of Significant Accounting Policies, pertain to the critical assumptions utilized in testing real estate assets for impairment as well as in estimating the fair value of real estate assets when an impairment event has taken place. Actual results could differ from those estimates.

(3)	Significant Acquisitions and Dispositions

Acquisitions

We acquired total income producing real estate related assets of $60.5 million, $219.9 million and $948.4 million in 2008, 2007 and 2006, respectively.

In December 2007, in order to further establish our property positions around strategic port locations, we purchased a portfolio of five industrial buildings in Seattle, Virginia and Houston, as well as approximately 161 acres of undeveloped land and a 12-acre container storage facility in Houston. The total price was $89.7 million and was financed in part through assumption of secured debt that had a fair value of $34.3 million. Of the total purchase price, $64.1 million was allocated to in-service real estate assets, $20.0 million was allocated to undeveloped land and the container storage facility, $5.4 million was allocated to lease related intangible assets, and the remaining amount was allocated to acquired working capital related assets and liabilities. The results of operations for the acquired properties since the date of acquisition have been included in continuing rental operations in our consolidated financial statements.

In February 2007, we completed the acquisition of Bremner Healthcare Real Estate (“Bremner”), a national health care development and management firm. The primary reason for the acquisition was to expand our development capabilities within the health care real estate market. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over a three-year period following the acquisition. Approximately $39.0 million of the total purchase price was allocated to goodwill, which is attributable to the value of Bremner’s overall development capabilities and its in-place workforce. The results of operations for Bremner since the date of acquisition have been included in continuing operations in our consolidated financial statements.

In February 2006, we acquired the majority of a Washington, D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $867.6 million were comprised of 32 in-service properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings. The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below (in thousands):

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating rental properties	$602,011
Undeveloped land	154,300

Total real estate investments	756,311

Other assets	10,478
Lease related intangible assets	86,047
Goodwill	14,722

Total assets acquired	867,558

Debt assumed	(148,527)
Other liabilities assumed	(5,829)

Purchase price, net of assumed liabilities	$713,202

In December 2006, we contributed 23 of these in-service properties acquired from the Mark Winkler Portfolio with a basis of $381.6 million representing real estate investments and acquired lease related intangible assets to two new unconsolidated subsidiaries. Of the remaining nine in-service properties, eight were contributed to these two unconsolidated subsidiaries in 2007 and one remains in continuing operations as of December 31, 2008. The eight properties contributed in 2007 had a basis of $298.4 million representing real estate investments and acquired lease related intangible assets, and debt secured by these properties of $146.4 million was also assumed by the unconsolidated subsidiaries.

In the third quarter of 2006, we finalized the purchase of a portfolio of industrial real estate properties in Savannah, Georgia. We completed a majority of the purchase in January 2006. The assets acquired for a purchase price of approximately $196.2 million were comprised of 18 buildings with approximately 5.1 million square feet for rental as well as over 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans. The results of operations for the acquired properties since the date of acquisition have been included in continuing rental operations in our consolidated financial statements.

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

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2008, 2007 and 2006, respectively, we earned management fees of $7.8 million, $7.1 million and $4.4 million, leasing fees of $2.8 million, $4.2 million and $2.9 million and construction and development fees of $12.7 million, $13.1 million and $19.1 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

(5)	Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Combined summarized financial information for the unconsolidated companies as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	2008	2007	2006
Rental revenue	$250,312	$215,855	$157,186

Net income	$40,437	$41,725	$65,985

Land, buildings and tenant improvements, net	$2,018,384	$1,771,342
Construction in progress	192,153	105,796
Undeveloped land	179,024	114,253
Other assets	239,046	194,616

	$2,628,607	$2,186,007

Indebtedness	$1,225,762	$989,120
Other liabilities	248,093	224,468

	1,473,855	1,213,588
Owners’ equity	1,154,752	972,419

	$2,628,607	$2,186,007

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2008 are as follows (in thousands):

Year	Future Repayments
2009	$27,182
2010	168,163
2011	37,247
2012	44,661
2013	30,942
Thereafter	146,930

$455,125

(6)	Discontinued Operations, Assets Held-for-Sale and Impairments

The operations of 61 buildings are currently classified as discontinued operations for the three-year period ended December 31, 2008. These 61 buildings consist of 35 industrial and 26 office properties. Of these properties, eight were sold during 2008, 32 properties were sold during 2007 and 21 properties were sold during 2006.

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

The following table illustrates operations of the buildings reflected in discontinued operations for the years ended December 31 (in thousands):

	2008	2007	2006
Revenues	$9,012	$27,343	$65,969
Expenses:
Operating	2,242	10,997	22,898
Interest	1,440	7,030	13,848
Depreciation and amortization	3,673	4,941	17,422
General and administrative	2	38	105

Income from discontinued operations, before gain on sales	1,655	4,337	11,696
Gain on sale of properties	16,961	121,072	46,254

Income from discontinued operations	$18,616	$125,409	$57,950

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2008, we have classified one in-service property as held-for-sale. The following table illustrates the aggregate balance sheet information of this held-for-sale property at December 31, 2008 (in thousands):

Real estate investments, net	$16,813
Other assets	1,318

Total assets held-for-sale	$18,131

Accrued expenses	$379
Other liabilities	-

Total liabilities held-for-sale	$379

As the result of disruptions in the U.S. economy and the difficulties of potential buyers in obtaining financing in the volatile credit markets, we determined that 28 properties no longer met the criteria for held-for-sale classification. As the result of removing these properties from held-for-sale classification, we recognized $13.2 million of additional depreciation expense in 2008.

As the result of a re-assessment of our intended use, as well as the negative effect of the overall economy on real estate values in certain of our markets, we recognized non-cash impairment charges of $8.6 million in 2008 on seven of our tracts of undeveloped land. We also recognized $2.8 million of impairment charges on two of our Build-for-Sale office rental properties that were under construction at December 31, 2008. The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds or based on comparable transactions. All of the non-cash impairment charges recognized in 2008 are included in income from continuing operations.

We recorded impairment adjustments on depreciable properties of $266,000 in 2006. No impairment adjustments were recorded on depreciable properties in 2007.

(7)	Indebtedness

Indebtedness at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Fixed rate secured debt, weighted average interest rate of 6.13% at December 31, 2008, and 6.11% at December 31, 2007, maturity dates ranging from 2009 to 2027	$499,061	$515,423

Variable rate secured debt, weighted average interest rate of 3.88% at December 31, 2008, and 3.35% at December 31, 2007, maturity dates ranging from 2014 to 2025	8,290	8,970

Fixed rate unsecured debt, weighted average interest rate of 5.93% at December 31, 2008, and 5.73% at December 31, 2007, maturity dates ranging from 2009 to 2028	3,307,468	3,246,000

Unsecured lines of credit, weighted average interest rate of 1.34% at December 31, 2008, and 5.52% at December 31, 2007 maturity dates ranging from 2010 to 2011	483,659	546,067

	$4,298,478	$4,316,460

Fixed Rate Secured Debt

As of December 31, 2008, the $507.4 million of secured debt was collateralized by rental properties with a carrying value of $710.5 million and by letters of credit in the amount of $8.4 million.

The fair value of our fixed rate secured debt as of December 31, 2008 was $438.0 million. We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate at which we estimate we could obtain similar borrowings when considering current market conditions. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 (as described in Note 14) inputs.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fixed Rate Unsecured Debt

We took the following actions during 2008 and 2007 as it pertains to our fixed rate unsecured indebtedness:

•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.
•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.
•

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting swaps (see Note 13), which were designated as cash flow hedges for this offering, the effective interest rate is 7.36%.

•	In August 2007, we repaid $100.0 million of senior unsecured notes on their scheduled maturity date that had an effective interest rate of 7.47%.
•

In September 2007, we issued $300.0 million of 6.50% senior unsecured notes due in January 2018. This issuance was hedged with a forward starting interest rate swap that was settled and reduced the effective interest rate to 6.16%.

•	In November 2007, we repaid $100.0 million of senior unsecured notes on their scheduled maturity date that had an effective interest rate of 3.63%.

The fair value of our fixed rate unsecured debt as of December 31, 2008 was approximately $2.2 billion. We utilized multiple broker estimates in estimating the fair value. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. As such, we have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2008.

Unsecured Lines of Credit

Our unsecured lines of credit as of December 31, 2008 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding at December 31, 2008
Unsecured Line of Credit – Partnership	$1,300,000	January 2010	$474,000
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$9,659

We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. The stated rate on the amounts outstanding on the Partnership’s unsecured line of credit as of December 31, 2008 was LIBOR plus .525% (ranging from 1.005% to 2.355% as of December 31, 2008). We may, solely at our option, exercise an option to extend the maturity date to January 2011. This line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to fixed charge, variable rate indebtedness, consolidated net worth and debt-to-net asset value. As of December 31, 2008, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.32% for outstanding borrowings as of December 31, 2008). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with a 12-month extension option.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of our unsecured lines of credit as of December 31, 2008 was $477.1 million. We utilized a discounted cash flow methodology in order to estimate the fair value. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

Scheduled Maturities and Interest Paid

At December 31, 2008, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows (in thousands):

Year	Amount
2009	$257,697
2010	649,445
2011	1,053,621
2012	210,122
2013	483,889
Thereafter	1,642,014

$4,296,788

The amount of interest paid in 2008, 2007 and 2006 was $235.6 million, $225.8 million and $198.1 million, respectively. The amount of interest capitalized in 2008, 2007 and 2006 was $53.5 million, $59.2 million and $36.3 million, respectively.

(8)	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties, are collectively referred to as “Rental Operations”. Our healthcare and retail properties, which do not meet the quantitative thresholds defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are not separately presented as a reportable segment. The third reportable segment consists of our Build-for-Sale operations and providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (and is collectively referred to as “Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

During the period between the completion of development, rehabilitation or repositioning of a Build-for-Sale property and the date the property is contributed to an unconsolidated company or sold to a third party, the property and its associated rental income and rental expenses are included in the applicable Rental Operations segment because the primary activity associated with the Build-for-Sale property during that period is rental activities. Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

Other revenue consists of equity in earnings of unconsolidated companies as well as other operating revenues not identified with one of our operating segments. Segment FFO information (FFO is defined below) is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common unitholders to the calculation of FFO for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Revenues
Rental Operations:
Office	$568,405	$562,277	$547,370
Industrial	250,078	218,055	193,675
Non-reportable Rental Operations segments	31,987	20,952	5,770
Service Operations	101,898	99,358	90,125

Total Segment Revenues	952,368	900,642	836,940
Other Revenue	43,719	50,805	58,476

Consolidated Revenue from continuing operations	996,087	951,447	895,416
Discontinued Operations	9,012	27,343	65,969

Consolidated Revenue	$1,005,099	$978,790	$961,385

Funds From Operations
Rental Operations:
Office	$341,093	$347,974	$341,927
Industrial	191,795	166,827	150,122
Non-reportable Rental Operations segments	20,159	14,384	4,372
Services Operations	61,943	52,034	53,196

Total Segment FFO	614,990	581,219	549,617
Non-Segment FFO:
Interest expense	(195,148)	(171,994)	(172,658)
Impairment charges and other expenses	(19,729)	(5,658)	(2,284)
Interest and other income (expense), net	4,041	(416)	348
General and administrative expense	(39,506)	(37,689)	(35,811)
Gain on land sales, net	12,651	33,998	8,192
Other non-segment income (expense)	9,128	12,524	11,895
Joint venture FFO	61,026	49,928	37,774
Distributions on Preferred Units	(71,426)	(58,292)	(56,419)
Adjustment for redemption of Preferred Units	-	(3,483)	(2,633)
Gain on repurchase of Preferred Units	14,046	-	-
Discontinued operations	5,328	9,278	33,549

Consolidated basic FFO	395,401	409,415	371,570
Depreciation and amortization on continuing operations	(311,279)	(272,750)	(236,846)
Depreciation and amortization on discontinued operations	(3,673)	(4,941)	(17,422)
Partnership’s share of joint venture adjustments	(37,704)	(26,791)	(18,394)
Earnings from depreciated property sales on discontinued operations	16,961	121,072	42,089
Earnings from depreciated property sales - share of joint venture	495	6,244	18,802

Net income available for common unitholders	$60,201	$232,249	$159,799

The assets for each of the reportable segments as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008	December 31, 2007
Assets
Rental Operations:
Office	$3,758,839	$3,705,928
Industrial	2,363,632	2,313,507
Non-reportable Rental Operations segments	364,848	312,246
Service Operations	373,186	476,033

Total Segment Assets	6,860,505	6,807,714
Non-Segment Assets	829,937	852,937

Consolidated Assets	$7,690,442	$7,660,651

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2008	2007	2006
Recurring Capital Expenditures
Office	$56,844	$68,427	$66,449
Industrial	16,443	16,454	16,210
Non-reportable Rental Operations segments	1,527	1,055	341

Total	$74,814	$85,936	$83,000

(9)	Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2008 are as follows (in thousands):

Year	Amount
2009	$725,314
2010	703,082
2011	622,876
2012	543,304
2013	447,890
Thereafter	1,534,866

$4,577,332

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $183.2 million, $177.2 million and $161.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(10)	Employee Benefit Plans

We maintain a 401(k) plan for full-time employees. We make matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The total expense recognized for this plan was $3.0 million, $3.7 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $9.6 million, $9.3 million and $9.4 million for 2008, 2007 and 2006, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Partners’ Equity

The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to us in exchange for an additional interest in the Partnership.

Beginning in August 2007, the General Partner issued new shares of common stock under employee and non-employee stock purchase plans, as well as for dividend reinvestment plans. The General Partner received $15.5 million and $6.9 million of proceeds from these share issuances during the years ended December 31, 2008 and 2007, respectively.

In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.

In February 2008, the General Partner issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares and used the net proceeds to reduce the outstanding balance on the Partnership’s unsecured line of credit. The General Partner’s Series O Cumulative Redeemable Preferred Shares have no stated maturity date although they may be redeemed, at the General Partner’s option, beginning in February 2013.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the fourth quarter of 2008, pursuant to the share repurchase plan approved by the General Partner’s board of directors, the General Partner repurchased 109,500 preferred shares from all of its outstanding series. The preferred shares repurchased had a total redemption value of approximately $27.4 million, and were repurchased for $12.4 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. In conjunction with the repurchases, approximately $924,000 of offering costs, the ratable portion of total offering costs associated with the repurchased Preferred Units, were charged against income available for common unitholders in the fourth quarter. A net gain of approximately $14.0 million was included in income available to common unitholders. All shares repurchased by the General Partner were retired prior to December 31, 2008.

In October 2007, the General Partner redeemed all of its outstanding 7.99% Series B Cumulative Redeemable Preferred Shares at a liquidation amount of $132.3 million. Offering costs of $3.5 million were charged against net income available to common unitholders in conjunction with the redemption of these shares.

The following series of Preferred Units were outstanding as of December 31, 2008 (in thousands, except percentage data):

Description	Units Outstanding	Distribution Rate	Optional Redemption Date	Liquidation Preference

Series J Preferred	396	6.625%	August 29, 2008	$99,058
Series K Preferred	598	6.500%	February 13, 2009	$149,550
Series L Preferred	797	6.600%	November 30, 2009	$199,075
Series M Preferred	673	6.950%	January 31, 2011	$168,272
Series N Preferred	435	7.250%	June 30, 2011	$108,630
Series O Preferred	1,168	8.375%	February 22, 2013	$292,040

All series of Preferred Units require cumulative distributions and have no stated maturity date (although the General Partner may redeem all such Preferred Units on or following their optional redemption dates at its option, in whole or in part).

(12)	Stock Based Compensation

The General Partner is authorized to issue up to 9,079,187 shares of its common stock under its stock based employee and non-employee compensation plans.

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in any period presented.

Fixed Stock Option Plans

The General Partner had options outstanding under five fixed stock option plans as of December 31, 2008. Additional grants may be made under one of those plans. Stock option awards granted under the General Partner’s stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years. The exercise price for stock option grants is set at the fair value of the General Partner’s common stock on the day of grant.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes transactions under the General Partner’s stock option plans as of December 31, 2008:

		2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (1) (in Millions)
Outstanding, beginning of year	5,850,956	$29.84
Granted	2,792,012	$23.34
Exercised	(232,886)	$22.21
Forfeited	(986,815)	$28.33

Outstanding, end of year	7,423,267	$27.84	7.2	$-

Options exercisable, end of year	2,703,868	$27.96	4.9	$-

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $10.96 at December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the market prices of the General Partner’s stock.

Options granted in the years ended December 31, 2008, 2007 and 2006, respectively, had a weighted average fair value per option of $1.76, $2.89 and $3.60. As of December 31, 2008, there was $6.3 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 3.59 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 respectively, was approximately $898,000, $5.6 million and $11.3 million. Compensation expense recognized for fixed stock option plans was $3.9 million, $2.3 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $1.6 million and $1.6 million, respectively.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	6.75%	5.75%-6.50%	6.25%
Volatility	20.0%	18.0%	20.0%
Risk-free interest rate	2.79%	3.63-4.78%	4.5%
Expected life	5 years	5 years	6 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the General Partner’s employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the years ended December 31, 2008, 2007 and 2006 is based on historic, and our present expectation of future volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes transactions for the General Partner’s performance shares for the year ended December 31, 2008:

2000 Performance Share Plan	Vested	Unvested	Total

Performance Share Plan units at December 31, 2007	138,199	39,977	178,176
Granted	-	-	-
Vested	27,499	(27,499)	-
Forfeited	-	(2,345)	(2,345)
Dividend reinvestments	21,283	-	21,283
Disbursements	(11,217)	-	(11,217)

Total Performance Share Plan units Outstanding at December 31, 2008	175,764	10,133	185,897

Compensation expense recognized for Performance Share Plan units was $201,000, $1.3 million and $1.2 million for 2008, 2007 and 2006, respectively. The total vest date fair value of shares vesting during the year ended December 31, 2008 was $991,000.

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

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the 2005 SVP Plan. Compensation cost recognized under the 2005 SVP Plan was $2.0 million, $1.5 million and $879,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes transactions for the General Partner’s awards under the 2005 SVP Plan for 2008:

2005 Shareholder Value Plan Awards	Number of SVP Units	Weighted Average Grant Date Fair Value
SVP awards at December 31, 2007	164,180	$40.20
Granted	206,578	$23.34
Vested	(70,847)	$34.17
Forfeited	(57,835)	$30.96
Other	(383)	$30.71

SVP awards at December 31, 2008	241,693	$29.78

As of December 31, 2008, there was $2.0 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of 1.7 years. All 2005 SVP Plan awards have a contractual life of three years.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

Under the General Partner’s 2005 Long-Term Incentive Plan and its 2005 Non-Employee Directors Compensation Plan approved by the General Partner’s shareholders in April 2005, restricted stock units (“RSUs”) may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to one share of the General Partner’s common stock. RSUs generally vest 20% per year over five years, have contractual lives of five years and are payable in shares of the General Partner’s common stock. However, RSUs granted to existing non-employee directors vest 100% over one year, and have contractual lives of one year. We recognize the value of the granted RSUs over this vesting period as expense.

The following table summarizes transactions for the General Partner’s RSUs, excluding dividend equivalents, for 2008:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2007	261,098	$37.87
Granted	275,616	$23.35
Vested	(75,019)	$38.03
Forfeited	(60,320)	$30.20

RSUs at December 31, 2008	401,375	$29.03

Compensation cost recognized for RSUs totaled $4.9 million, $3.0 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $4.8 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 3.7 years.

(13)	Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In November 2007, we entered into forward starting interest swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The forward starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge was still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date. The net amount of $13.9 million was recorded in Other Comprehensive Income (“OCI”) and is being recognized through interest expense over the life of the hedged debt offering, which took place in May 2008. The remaining unamortized amount included as a reduction to accumulated OCI as of December 31, 2008 is $12.0 million.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In August 2005, we entered into $300.0 million of cash flow hedges through forward starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI. In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated. The settlement amount received of $10.7 million is being recognized to earnings through a reduction of interest expense over the term of the hedged cash flows. The remaining unamortized amount included as an increase to accumulated OCI as of December 31, 2008 is $9.3 million. The ineffective portion of the hedge was insignificant.

In March 2005, we entered into $300.0 million of cash flow hedges through forward starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2006. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI. In March 2006, we issued $150.0 million of 5.50% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $800,000 is being recognized to earnings through interest expense ratably over the life of the senior unsecured notes and the ineffective portion of the hedge was insignificant. In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due 2017 and $250.0 million of 5.63% senior unsecured notes due 2011 and terminated the remaining $150.0 million of cash flow hedges. The settlement amount received of approximately $1.6 million is being recognized to earnings through a reduction of interest expense ratably over the lives of the senior unsecured notes. The ineffective portion of the hedge was insignificant. The net remaining unamortized amount included as an increase to accumulated OCI related to these two swaps that were unwound in 2006 is approximately $599,000 as of December 31, 2008.

The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering both fair value and notional amount, at December 31, 2008.

(14)	Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (“SFAS 157”) was effective for us on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Based on the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affects financial instruments. SFAS 157 was not applied during 2008 to nonfinancial long-lived asset groups measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We will fully apply the provisions of SFAS 157 beginning January 1, 2009 and do not expect there to be a material impact to the financial statements.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) and SFAS No.160, Noncontrolling Interests in the Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our results of operations and financial position.

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

In May 2008, the FASB ratified FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that will require separate accounting for the debt and equity components of convertible instruments. FSP APB 14-1 will require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 is effective January 1, 2009 and will be applied retrospectively. We currently estimate that FSP APB 14-1 will result in us recognizing additional non-cash interest expense of between $5.5 million and $7.5 million per annum.

(15)	Commitments and Contingencies

We have guaranteed the repayment of $68.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also have guaranteed the repayment of secured and unsecured loans of nine of our unconsolidated subsidiaries. At December 31, 2008, the maximum guarantee exposure for these loans was approximately $255.1 million. Additionally, we guaranteed $29.0 million of secured indebtedness related to a property sold to a third party in 2006. Management believes that the value of the underlying real estate exceeds the associated loan balances and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisitions of land totaling $8.0 million. In most cases, we may withdraw from land purchase contracts and the seller’s only recourse is earnest money deposits that we have already paid.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487.0 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. In connection with this transaction, the joint venture partners were given an option to put up to a $50.0 million interest in the joint venture to us in exchange for the General Partner’s common stock or cash (at the General Partner’s option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50.0 million liability.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(16)	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on January 28, 2009:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.25	February 13, 2009	February 27, 2009
Preferred (per depositary unit):
Series J	$0.414063	February 13, 2009	February 27, 2009
Series K	$0.406250	February 13, 2009	February 27, 2009
Series L	$0.412500	February 13, 2009	February 27, 2009
Series M	$0.434375	March 17, 2009	March 31, 2009
Series N	$0.453125	March 17, 2009	March 31, 2009
Series O	$0.523438	March 17, 2009	March 31, 2009

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)

ALLEN, TEXAS
Allen Central Park	One Allen Center	Office	-	1,966	11,051	2,672	1,720	13,969	15,689	696	2007	2007

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office	-	1,269	14,697	132	1,269	14,829	16,098	3,521	1998	1999
Brookside Office Park	Brookside I	Office	-	1,625	8,545	4,131	1,492	12,809	14,301	3,319	1999	1999
Brookside Office Park	Radiant II	Office	-	831	6,755	203	831	6,958	7,789	1,415	2000	2000
Brookside Office Park	Brookside II	Office	-	1,381	11,025	2,239	1,248	13,397	14,645	3,586	2001	2001
NorthWinds Center	Northwinds VII	Office	-	2,271	19,557	1,589	2,304	21,113	23,417	5,363	1998	1999
NorthWinds Center	Northwinds I	Office	-	1,879	15,498	1,820	1,879	17,318	19,197	4,402	1997	2004
NorthWinds Center	Northwinds II	Office	-	1,796	15,973	665	1,796	16,638	18,434	4,494	1997	2004
NorthWinds Center	Northwinds III	Office	15,363	1,868	16,087	336	1,499	16,792	18,291	4,582	1998	2004
NorthWinds Center	Northwinds IV	Office	14,621	1,844	16,075	2,009	1,844	18,084	19,928	4,954	1999	2004
NorthWinds Center	Northwinds V	Office	-	2,215	15,514	1,911	2,215	17,425	19,640	4,504	1999	2004
NorthWinds Center	Northwinds VI	Office	-	2,662	15,297	858	2,662	16,155	18,817	4,503	2000	2004
NorthWinds Center	Northwinds Village	Retail	-	704	4,453	194	710	4,641	5,351	777	2000	2004
NorthWinds Center	Northwinds Restaurant	Retail	-	202	329	-	202	329	531	66	1997	2004
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	5,874	53	998	5,927	6,925	1,403	1999	1999
Ridgeland	1345 Ridgeland Parkway	Industrial	-	488	2,005	1,068	488	3,073	3,561	799	1999	1999
Ridgeland	1335 Ridgeland Pkwy	Industrial	-	579	2,105	790	579	2,895	3,474	845	2000	2000
Preston Ridge	Preston Ridge IV	Office	-	2,777	13,293	728	2,781	14,017	16,798	4,826	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	2,832	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	2,159	1991	2003

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	-	776	6,800	2,316	776	9,116	9,892	2,825	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 West Druid Hills Drive	Office	-	473	5,976	2,590	473	8,566	9,039	2,322	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,284	2,870	794	12,154	12,948	3,355	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,485	1,357	689	7,842	8,531	2,085	1980	1999
Center Pointe Medical I and II	Center Pointe I and II	Healthcare	30,659	9,697	29,194	7,714	9,697	36,908	46,605	5,591	1984	2007

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	-	386	920	269	386	1,189	1,575	354	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,130	534	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,824	649	468	3,473	3,941	1,118	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,603	140	410	1,743	2,153	568	1986	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,711	371	417	2,082	2,499	610	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	177	598	2,720	3,318	815	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,403	597	722	6,000	6,722	1,879	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	-	1,150	5,669	626	1,150	6,295	7,445	1,664	2000	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,083	1,701	567	2,784	3,351	724	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	-	1,957	3,827	-	1,957	3,827	5,784	775	2004	2004
Butterfield East	Butterfield 550	Industrial	-	9,185	10,797	658	9,185	11,455	20,640	179	2008	2008

BALTIMORE, MARYLAND
Chesapeake Commerce Center	Baltimore Building B-2	Industrial	-	3,345	4,220	3,243	3,345	7,463	10,808	405	2008	2008
Chesapeake Commerce Center	Baltimore Building B-4	Industrial	-	6,488	9,213	1,502	6,488	10,715	17,203	387	2008	2008

BATAVIA, OHIO
Mercy Hospital Clermont MOB	Mercy Hospital Clermont MOB	Healthcare	-	-	8,249	831	-	9,080	9,080	930	2006	2007

BAY TOWN, TEXAS
Cedar Crossing Business Park	Cedar Crossing	Industrial	12,025	9,323	5,934	-	9,323	5,934	15,257	413	2005	2007

BERRY HILL, TENNESSEE
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,454	56	938	6,510	7,448	1,543	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,579	499	1,812	8,078	9,890	2,034	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,480	485	1,522	5,965	7,487	1,472	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	3,321	526	471	3,847	4,318	1,631	1999	1999

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

BLOOMINGTON, MINNESOTA
Alpha Business Center	Alpha Business Ctr I&II	Office	-	280	1,383	366	280	1,749	2,029	455	1980	1999
Alpha Business Center	Alpha Business Ctr III&IV	Industrial	-	341	1,769	375	341	2,144	2,485	587	1980	1999
Alpha Business Center	Alpha Business Ctr V	Industrial	-	537	2,926	361	538	3,286	3,824	882	1980	1999
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	945	779	4,488	286	779	4,774	5,553	1,387	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	1,104	901	5,063	323	901	5,386	6,287	1,564	1979	1997
Norman Pointe Office Park	Norman Pointe I	Office	-	3,650	25,424	2,398	3,650	27,822	31,472	6,062	2000	2000
Norman Pointe Office Park	Norman Pointe II	Office	-	5,885	38,649	6,948	5,700	45,782	51,482	1,735	2007	2007

BLUE ASH, OHIO
McAuley Place	McAuley Place	Office	-	2,331	17,604	2,304	2,331	19,908	22,239	4,607	2001	2001
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	78	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	18,663	4,198	1,953	22,861	24,814	7,159	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	5,044	578	1,452	5,622	7,074	2,543	1987	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	15,381	4,027	2,459	19,408	21,867	6,556	1981	1996
Landings	Landings Building I	Office	-	4,302	17,512	323	4,302	17,835	22,137	2,056	2006	2006
Landings	Landings Building II	Office	-	4,817	9,377	3,403	4,817	12,780	17,597	1,023	2007	2007

BOLINGBROOK, ILLINOIS
Joliet Road Business Park	555 Joliet Road, Bolingbrook	Industrial	-	2,184	9,284	780	2,332	9,916	12,248	1,844	2002	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,453	16	3,050	4,469	7,519	886	2005	2005

BRASELTON, GEORGIA
Braselton Business Park	Braselton II	Industrial	-	1,365	8,720	1,734	1,884	9,935	11,819	2,141	2001	2001
Park 85 at Braselton	Park 85 at Braselton Bldg 625	Industrial	-	9,855	25,690	1,639	9,855	27,329	37,184	3,190	2006	2005
Park 85 at Braselton	1350 Braselton Parkway	Industrial	-	8,227	8,874	1,417	8,227	10,291	18,518	411	2008	2008

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,765	1,135	1,065	6,900	7,965	1,853	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,759	1,304	1,065	4,063	5,128	1,025	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	3,989	714	848	4,703	5,551	1,344	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	7,650	903	1,901	8,552	10,453	2,696	1998	1998
Creekside Crossing	Creekside Crossing II	Office	-	2,087	7,764	1,371	2,087	9,135	11,222	2,882	2000	2000
Creekside Crossing	Creekside Crossing III	Office	-	2,969	9,621	2,196	2,969	11,817	14,786	1,557	2006	2006
Creekside Crossing	Creekside Crossing IV	Office	-	2,966	8,104	3,380	2,877	11,573	14,450	607	2007	2007

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,570	289	703	6,856	7,559	2,163	1999	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	5,321	1,113	1,286	5,983	7,269	1,912	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,700	674	599	3,224	3,823	935	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 3	Industrial	-	758	1,891	265	837	2,077	2,914	617	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	7,324	1,331	2,397	8,337	10,734	2,988	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	4,430	698	1,354	4,853	6,207	1,227	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	2,755	2,204	1,031	4,716	5,747	1,694	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,642	1,079	2,723	5,755	8,478	1,203	2005	2005
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	8,708	300	4,564	9,008	13,572	1,343	2005	2005

BROWNSBURG, INDIANA
Ortho Indy West-MOB	Ortho Indy West-MOB	Healthcare	-	-	9,817	1,401	-	11,218	11,218	110	2008	2008

BUFFALO, NEW YORK
Office Development	HealthNow	Office	-	11,686	54,009	4,500	11,748	58,447	70,195	2,060	2007	2007

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing I	Industrial	-	833	4,032	2,814	845	6,834	7,679	2,981	2000	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	840	1,188	384	1,957	2,341	745	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	9,418	2,215	890	11,633	12,523	3,730	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	5,186	605	598	5,708	6,306	1,554	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,671	926	1,068	14,573	15,641	2,895	2004	2004
Meridian Technology Center	Meridian Tech Center	Office	-	376	2,693	1,108	376	3,801	4,177	1,046	1986	2002
West Carmel Marketplace	Burger King (Ground Lease)	Grounds	-	848	-	189	1,037	-	1,037	-	n/a	2007

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream IV	Industrial	-	3,204	14,869	471	3,204	15,340	18,544	2,876	2004	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	-	1,230	13,138	2,118	1,230	15,256	16,486	4,051	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	-	1,538	9,437	1,904	1,618	11,261	12,879	2,763	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	10,195	1,480	1,775	11,675	13,450	3,033	1996	1999
Regency Creek	Regency Creek I	Office	-	3,626	8,054	3,421	3,626	11,475	15,101	273	2008	2008

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,722	560	1,308	5,076	6,384	1,334	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	337	961	3,734	4,695	1,030	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	5,762	590	1,382	6,352	7,734	1,544	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	5,225	2,585	1,388	7,804	9,192	2,361	2001	2001

CHANTILLY, VIRGINIA
Northridge at Westfields	15002 Northridge Dr.	Office	-	2,082	1,663	447	2,082	2,110	4,192	142	2007	2007
Northridge at Westfields	15004 Northridge Dr.	Office	-	2,366	1,920	466	2,366	2,386	4,752	160	2007	2007
Northridge at Westfields	15006 Northridge Dr.	Office	-	2,920	2,276	1,059	2,920	3,335	6,255	224	2007	2007
TASC Campus	4807 Stonecroft	Office	-	7,218	25,965	34	7,218	25,999	33,217	1,027	2008	2008

CHILLICOTHE, OHIO
Adena Health Pavilion	Adena Health Pavilion	Healthcare	-	-	14,428	13	-	14,441	14,441	1,444	2006	2007

CINCINNATI, OHIO
311 Elm	311 Elm	Office	-	339	5,710	1,531	346	7,234	7,580	4,319	1986	1993
312 Elm	312 Elm	Office	-	4,750	46,310	5,238	5,428	50,870	56,298	20,038	1992	1993
312 Plum	312 Plum	Office	-	2,539	23,768	4,553	2,590	28,270	30,860	10,790	1987	1993
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,597	656	518	3,253	3,771	985	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	42,982	2,679	4,891	45,661	50,552	8,402	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,481	1,283	408	5,756	6,164	2,238	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,293	597	231	2,884	3,115	1,519	1985	1993
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	18,163	6,235	1,245	24,373	25,618	9,763	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	3,917	1,010	664	4,869	5,533	1,589	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	3,275	638	4,214	1,005	638	5,219	5,857	2,910	1986	1993
Kenwood Commons	8280 Kenwood Commons	Office	1,925	638	2,841	533	638	3,374	4,012	1,603	1986	1993
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,663	100	-	7,763	7,763	1,931	1999	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	11,912	1,519	3,608	13,431	17,039	3,106	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,260	1,803	2,131	13,382	15,513	3,572	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,448	1,095	560	2,543	3,103	702	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,121	953	560	2,074	2,634	595	1982	1997
Triangle Office Park	Triangle Office Park	Office	3,090	1,018	10,872	1,575	1,018	12,447	13,465	6,893	1985	1993

CLAYTON, MISSOURI
Interco Corporate Tower	Interco Corporate Tower	Office	-	6,150	42,867	2,920	6,150	45,787	51,937	9,632	1986	2002

COLUMBUS, OHIO
Easton	One Easton Oval	Office	-	2,789	9,941	790	2,789	10,731	13,520	3,156	1999	1999
Easton	Two Easton Oval	Office	-	2,489	16,196	2,236	2,489	18,432	20,921	5,047	1996	1998
Easton	Easton Way One	Office	-	1,874	8,893	664	1,874	9,557	11,431	2,823	2000	2000
Easton	Easton Way Two	Office	-	2,005	6,912	856	2,005	7,768	9,773	1,519	2001	2001
Easton	Easton Way Three	Office	-	2,768	10,990	24	2,693	11,089	13,782	3,542	2003	2003
Easton	Lane Bryant	Office	-	4,346	11,395	85	4,371	11,455	15,826	2,005	2006	2006
Easton	4400 Easton Commons	Office	-	1,886	7,779	1,110	1,886	8,889	10,775	1,508	2006	2006
Easton	4343 Easton Commons	Office	-	3,059	7,248	3,204	3,033	10,478	13,511	476	2007	2007

COPPELL, TEXAS
Freeport North	Freeport X	Industrial	-	8,198	18,249	3,031	8,198	21,280	29,478	6,115	2004	2004
Point West Office	Point West I	Office	-	5,513	9,288	1,626	5,513	10,914	16,427	346	2008	2008
Point West Industrial	Point West VI	Industrial	-	10,181	17,905	3,692	10,181	21,597	31,778	802	2008	2008
Point West Industrial	Point West VII	Industrial	-	6,785	13,668	2,462	6,785	16,130	22,915	827	2008	2008

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

DAVENPORT, FLORIDA
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	33	2,449	6,140	8,589	1,712	2003	2003
Park 27 Distribution Center	Park 27 Distribution Center II	Industrial	-	4,374	8,218	4,618	4,374	12,836	17,210	733	2007	2007

DES PLAINES, ILLINOIS
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,515	548	179	2,063	2,242	582	1969	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	-	2,652	23,196	7,243	2,652	30,439	33,091	9,230	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	26,931	10,771	3,386	37,702	41,088	10,945	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	32,168	6,855	3,512	39,023	42,535	12,926	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	2,843	1,555	1,100	4,398	5,498	1,508	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,686	1,845	2,670	20,479	23,149	8,126	1990	1993
Tuttle Crossing	4600 Lakehurst	Office	-	1,494	12,776	561	1,524	13,307	14,831	5,248	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,393	797	717	3,190	3,907	1,253	1994	1994
Tuttle Crossing	4675 Lakehurst	Office	-	605	5,853	176	605	6,029	6,634	2,189	1995	1995
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	7,411	1,264	1,066	8,675	9,741	3,381	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	7,139	1,649	1,767	8,621	10,388	3,379	1995	1995
Britton Central	6060 Britton Parkway	Office	-	1,601	8,725	182	1,601	8,907	10,508	4,600	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,397	683	867	5,080	5,947	1,945	1997	1997
Tuttle Crossing	4725 Lakehurst	Office	-	483	9,349	759	483	10,108	10,591	3,881	1998	1998
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	8,945	1,113	1,580	10,058	11,638	3,764	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,534	1,094	1,690	12,628	14,318	5,286	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	15,378	832	4,815	16,210	21,025	5,402	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,638	249	495	2,887	3,382	841	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office	-	1,649	9,309	557	1,649	9,866	11,515	3,176	1998	1998
Tuttle Crossing	Atrium II, Phase II	Office	-	1,597	7,962	1,134	1,597	9,096	10,693	2,618	1999	1999
Tuttle Crossing	Blazer I	Office	-	904	4,511	596	904	5,107	6,011	1,635	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	11,389	821	2,400	11,658	14,058	2,684	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	5,798	1,010	1,016	6,808	7,824	1,924	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	7,482	1,954	1,694	9,427	11,121	2,270	2001	2001

DULUTH, GEORGIA
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	14,720	1,485	877	16,205	17,082	4,360	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	13,882	1,168	878	15,050	15,928	3,751	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	11,199	776	1,388	11,975	13,363	3,412	2000	2000
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,784	560	4,671	277	565	4,943	5,508	1,231	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	12,085	776	6,363	2,007	783	8,363	9,146	2,819	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Office	-	1,042	8,680	725	1,042	9,405	10,447	2,599	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Office	7,671	621	4,631	578	627	5,203	5,830	735	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Office	-	972	3,784	625	1,006	4,375	5,381	760	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Office	-	696	3,896	431	696	4,327	5,023	964	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	6,035	765	3,512	537	770	4,044	4,814	1,099	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	11,093	1,651	6,985	89	1,659	7,066	8,725	1,265	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Office	-	623	2,695	471	623	3,166	3,789	823	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Office	-	744	2,119	590	744	2,709	3,453	647	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,589	5,699	1,181	1,589	6,880	8,469	1,406	2005	2005
Business Park At Sugarloaf	Sugarloaf VII	Office	-	1,722	5,163	2,499	1,726	7,658	9,384	808	2006	2006

EAGAN, MINNESOTA
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	-	866	4,660	1,472	882	6,116	6,998	2,047	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	-	474	2,462	167	474	2,629	3,103	629	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	-	1,432	6,316	51	1,432	6,367	7,799	1,530	2000	2000
Silver Bell Commons	Silver Bell Commons	Industrial	-	1,807	6,191	1,748	1,908	7,838	9,746	2,485	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	-	671	3,847	453	700	4,271	4,971	1,180	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	-	1,250	6,738	1,095	1,266	7,817	9,083	2,335	1998	1998

EARTH CITY, MISSOURI
Earth City	Rider Trail	Office	-	2,615	10,769	2,407	2,615	13,176	15,791	3,994	1987	1997
Earth City	3300 Pointe 70	Office	-	1,186	6,447	2,551	1,186	8,998	10,184	2,946	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	3,399	1,506	783	4,905	5,688	2,345	2000	2000
Earth City	Corporate Trail Distribution	Industrial	-	2,850	6,163	856	2,850	7,019	9,869	847	2006	2006

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

EAST POINT, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Office	5,185	561	2,706	901	563	3,605	4,168	867	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,228	462	2,578	362	464	2,938	3,402	599	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	3,315	395	2,285	59	397	2,342	2,739	482	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	2,917	296	1,599	468	298	2,065	2,363	484	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,386	364	2,086	198	366	2,282	2,648	502	1990	2001
Camp Creek	Clorox Company	Industrial	19,135	4,406	9,512	609	4,841	9,686	14,527	1,944	2004	2004
Camp Creek	Camp Creek Building 1200	Office	-	1,334	2,246	1,069	1,334	3,315	4,649	1,190	2005	2005
Camp Creek	3900 North Commerce	Industrial	5,267	1,059	2,966	-	1,059	2,966	4,025	457	2005	2005
Camp Creek	3909 North Commerce	Industrial	-	5,687	10,192	12,209	8,818	19,270	28,088	2,332	2006	2006
Camp Creek	Hartsfield Warehouse BTS	Industrial	11,809	2,065	7,076	64	2,065	7,140	9,205	717	2006	2006
Camp Creek	Camp Creek Building 1000	Office	-	1,537	2,459	1,115	1,537	3,574	5,111	716	2006	2006
Camp Creek	3000 Centre Parkway	Industrial	-	1,163	1,884	964	1,170	2,841	4,011	338	2007	2007
Camp Creek	1500 Centre Parkway	Office	-	1,683	5,564	743	1,683	6,307	7,990	162	2008	2008
Camp Creek	1100 Centre Parkway	Office	-	1,309	4,881	290	1,311	5,169	6,480	205	2008	2008
Camp Creek	4800 N. Commerce Dr. (Site Q)	Industrial	-	2,476	4,650	125	2,476	4,775	7,251	35	2008	2008

ELLABELL, GEORGIA
Crossroads (Savannah)	1086 Orafold Pkwy	Industrial	11,209	2,042	13,104	190	2,046	13,290	15,336	469	2006	2008

EVANSVILLE, INDIANA
St. Mary’s Heart Institute	St. Mary’s Heart Institute	Healthcare	-	-	20,792	1,534	-	22,326	22,326	1,892	2006	2007

FAIRFIELD, OHIO
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,617	334	248	1,951	2,199	681	1991	1995

FISHERS, INDIANA
Exit 5	Exit 5 Building 1	Industrial	-	822	2,695	158	822	2,853	3,675	896	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	4,102	395	749	4,497	5,246	1,838	2000	2000
St. Vincent Northeast MOB	St. Vincent Northeast MOB	Healthcare	-	-	23,101	2,330	-	25,431	25,431	526	2008	2008

FRANKLIN, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Ctr I	Industrial	-	936	6,382	2,825	936	9,207	10,143	2,849	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr II	Industrial	-	1,151	6,459	701	1,151	7,160	8,311	1,755	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr III	Industrial	-	970	5,571	133	970	5,704	6,674	1,474	1998	1999
Aspen Grove Business Center	Aspen Grove Business Center IV	Industrial	-	492	2,416	20	492	2,436	2,928	524	2002	2002
Aspen Grove Business Center	Aspen Grove Business Ctr V	Industrial	-	943	5,172	2,483	943	7,655	8,598	1,914	1996	1999
Aspen Grove Business Center	Aspen Grove Flex Center II	Industrial	-	240	1,289	383	240	1,672	1,912	196	1999	1999
Aspen Grove Business Center	Aspen Grove Office Center I	Office	-	950	6,170	2,545	950	8,715	9,665	2,261	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center I	Industrial	-	301	1,216	639	301	1,855	2,156	502	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center III	Industrial	-	327	1,593	847	327	2,440	2,767	859	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Center IV	Industrial	-	205	861	205	205	1,066	1,271	199	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office	-	723	3,451	94	723	3,545	4,268	982	2004	2004
Aspen Grove Business Center	Aspen Corporate Center 200	Office	-	1,306	1,870	1,349	1,306	3,219	4,525	600	2006	2006
Aspen Grove Business Center	Aspen Corporate Center 300	Office	-	1,451	2,050	258	1,453	2,306	3,759	34	2008	2008
Aspen Grove Business Center	Aspen Corporate Center 400	Office	-	1,833	2,621	2,435	1,833	5,056	6,889	357	2007	2007
Aspen Grove Business Center	Aspen Grove Office Center II	Office	-	2,320	8,177	3,739	2,320	11,916	14,236	1,307	2007	2007
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,435	1,108	704	3,408	4,112	865	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,932	124	445	2,056	2,501	504	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	-	489	1,240	610	489	1,850	2,339	477	1990	1999

FRANKLIN PARK, ILLINOIS
O’Hare Distribution Center	O’Hare Distribution Ctr	Industrial	-	3,900	3,013	760	3,900	3,773	7,673	167	2007	2007

FRISCO, TEXAS
Duke Bridges	Duke Bridges III	Office	-	4,647	7,546	4,071	4,647	11,617	16,264	762	2007	2007

FT. WAYNE, INDIANA
Parkview Ambulatory Svcs -MOB	Parkview Ambulatory Svcs -MOB	Healthcare	-	937	10,974	1,745	937	12,719	13,656	473	2007	2007

GARDEN CITY, GEORGIA
Aviation Court	Aviation Court Land	Grounds	-	1,509	-	-	1,509	-	1,509	56	n/a	2006

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

GOODYEAR, ARIZONA
Goodyear Crossing Ind. Park	Goodyear One	Industrial	-	5,142	4,942	594	5,142	5,536	10,678	240	2008	2008
Goodyear Crossing Ind. Park	Goodyear Two	Industrial	-	10,040	9,598	7,269	10,040	16,867	26,907	659	2008	2008

GRAND PRAIRIE, TEXAS
Grand Lakes	Grand Lakes I	Industrial	-	8,106	13,069	399	8,040	13,534	21,574	2,236	2006	2006
Grand Lakes	Grand Lakes II	Industrial	-	11,853	16,714	3,286	11,853	20,000	31,853	954	2008	2008

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,261	1,422	2,850	24,558	27,408	7,634	1998	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	-	1,049	6,759	1,244	1,065	7,987	9,052	2,007	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	-	510	3,490	1,082	510	4,572	5,082	1,385	2000	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	-	1,045	6,435	942	1,045	7,377	8,422	2,031	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	-	4,420	14,172	360	4,420	14,532	18,952	3,071	2005	2005

HAZELWOOD, MISSOURI
Hazelwood	Lindbergh Distribution Center	Industrial	-	8,200	10,305	2,974	8,227	13,252	21,479	755	2007	2007

HEBRON, KENTUCKY
Southpark, KY	Southpark Building 4	Industrial	-	779	3,341	308	779	3,649	4,428	1,355	1994	1994
Southpark, KY	CR Services	Industrial	-	1,085	4,214	1,410	1,085	5,624	6,709	2,106	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	-	8,855	11,527	227	8,855	11,754	20,609	1,904	2006	2006
Hebron Industrial Park	Hebron Building 2	Industrial	-	6,790	9,039	1,533	6,799	10,563	17,362	588	2007	2007

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	4,211	1,469	8,390	497	1,543	8,813	10,356	2,630	1996	1997

HOUSTON, TEXAS
Sam Houston Crossing	Sam Houston Crossing One	Office	-	4,016	8,535	4,556	4,052	13,055	17,107	536	2007	2007
Point North Cargo Park	Point North One	Industrial	-	3,125	3,420	429	3,125	3,849	6,974	151	2008	2008
Westland Business Park	Westland I	Industrial	-	4,183	5,200	2,635	4,233	7,785	12,018	393	2008	2008

HUTCHINS, TEXAS
Duke Intermodal Park	Duke Intermodal I	Industrial	-	5,290	9,242	1,091	5,290	10,333	15,623	976	2006	2006

INDEPENDENCE, OHIO
Corporate Plaza	Corporate Plaza I	Office	-	2,116	14,072	2,664	2,116	16,736	18,852	5,726	1989	1996
Corporate Plaza	Corporate Plaza II	Office	-	1,841	11,823	3,051	1,841	14,874	16,715	4,814	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,725	871	600	4,591	5,191	1,561	1980	1996
Freedom Square	Freedom Square II	Office	-	1,746	11,485	2,300	1,746	13,785	15,531	4,444	1987	1996
Freedom Square	Freedom Square III	Office	-	701	5,856	484	701	6,340	7,041	2,048	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,555	905	703	5,460	6,163	1,662	1995	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	11,212	1,629	2,193	12,841	15,034	3,621	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	11,232	1,629	2,190	12,861	15,051	3,321	1999	1999
Park Center Plaza	Park Center Plaza III	Office	-	2,190	11,405	2,830	2,190	14,235	16,425	4,179	2000	2000

INDIANAPOLIS, INDIANA
Park 100	Park 465	Industrial	-	124	759	24	124	783	907	86	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	9,149	1,614	594	10,763	11,357	4,130	1998	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,798	194	274	1,992	2,266	735	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	4,867	1,556	366	6,423	6,789	2,395	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	2,873	1,121	251	3,994	4,245	1,488	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	2,962	2,299	315	5,261	5,576	1,911	1987	1993
Keystone Crossing	8555 N. River Road	Office	-	-	5,815	1,234	-	7,049	7,049	2,337	1985	1997
One North Capitol	One North Capitol	Office	-	1,439	9,116	1,808	1,439	10,924	12,363	3,068	1980	1998
8071 Township Line Road	8071 Township Line Road	Healthcare	-	-	2,319	866	-	3,185	3,185	131	2007	2007
Park 100	Park 100 Bldg 31	Industrial	-	64	369	136	64	505	569	45	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,414	13,804	113	1,667	13,664	15,331	4,993	1997	1995
Park 100	Park 100 Building 98	Industrial	-	273	8,036	2,286	273	10,322	10,595	4,235	1995	1994
Park 100	Park 100 Building 100	Industrial	-	103	2,033	705	103	2,738	2,841	1,001	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,118	195	182	1,313	1,495	139	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	381	99	2,079	2,178	748	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,727	400	246	2,121	2,367	1,132	1985	1986

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)
Park 100	Park 100 Building 116	Office	-	341	2,930	491	348	3,414	3,762	1,652	1988	1988
Park 100	Park 100 Building 118	Office	-	226	2,161	845	230	3,002	3,232	1,210	1988	1993
Park 100	Park 100 Building 119	Office	-	283	3,667	1,394	395	4,949	5,344	2,408	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,695	1,021	290	4,710	5,000	2,002	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,496	435	227	2,931	3,158	540	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,654	454	96	2,108	2,204	770	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	3,305	101	1,120	3,406	4,526	720	2005	2005
Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	102	n/a	1997
Park 100	Norgate Ground Lease	Grounds	-	51	-	-	51	-	51	-	n/a	1995
Park 100	Zollman Ground Lease	Grounds	-	115	-	-	115	-	115	-	n/a	1994
Park 100	Bldg 111 Parking Lot	Grounds	-	196	-	-	196	-	196	82	n/a	1994
Park 100	Becton Dickinson Lot	Grounds	-	-	-	-	-	-	-	-	n/a	1993
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	41	n/a	2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	33	n/a	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	1	n/a	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	6	n/a	2003
Park 100	West 79th St. Parking Lot LL	Grounds	-	350	-	697	1,047	-	1,047	60	n/a	2006
Park Fletcher	Park Fletcher Building 33	Industrial	-	1,237	5,264	17	1,237	5,281	6,518	537	1997	2006
Park Fletcher	Park Fletcher Building 34	Industrial	-	1,331	5,632	204	1,331	5,836	7,167	653	1997	2006
Park Fletcher	Park Fletcher Building 35	Industrial	-	380	1,464	38	380	1,502	1,882	173	1997	2006
Park Fletcher	Park Fletcher Building 36	Industrial	-	476	2,355	30	476	2,385	2,861	234	1997	2006
Park Fletcher	Park Fletcher Building 37	Industrial	-	286	653	2	286	655	941	82	1998	2006
Park Fletcher	Park Fletcher Building 38	Industrial	-	1,428	5,957	68	1,428	6,025	7,453	575	1999	2006
Park Fletcher	Park Fletcher Building 39	Industrial	-	570	2,130	117	570	2,247	2,817	233	1999	2006
Park Fletcher	Park Fletcher Building 40	Industrial	-	761	3,363	407	761	3,770	4,531	391	1999	2006
Park Fletcher	Park Fletcher Building 41	Industrial	-	952	4,310	78	952	4,388	5,340	420	2001	2006
Park Fletcher	Park Fletcher Building 42	Industrial	-	2,095	8,301	14	2,095	8,315	10,410	707	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	9,598	1,156	1,028	10,744	11,772	3,734	1989	1995
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	8,495	897	1,387	9,382	10,769	3,410	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	11,308	724	1,537	11,984	13,521	3,646	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	11,666	1,001	1,528	12,624	14,152	3,602	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	16,055	1,080	1,960	17,135	19,095	5,569	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	15,899	486	6,435	16,385	22,820	4,172	2003	2003
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	15,991	1,067	6,047	17,057	23,104	2,925	2005	2005
Parkwood West	One West	Office	-	5,361	16,182	4,602	5,361	20,784	26,145	913	2007	2007
River Road - Indianapolis	River Road Building I	Office	-	856	7,725	1,790	856	9,515	10,371	4,072	1998	1998
River Road - Indianapolis	River Road Building II	Office	-	1,827	8,416	1,246	1,827	9,662	11,489	208	2008	2008
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	3,423	911	320	4,304	4,624	1,210	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	3,529	896	297	4,399	4,696	1,489	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	4,135	358	1,227	4,493	5,720	1,393	2000	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	-	715	7,231	534	715	7,765	8,480	2,797	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,000	27	768	10,027	10,795	2,172	2003	2003
Woodland Corporate Park	Woodland Corporate Park VI	Office	-	2,145	10,165	3,801	2,145	13,966	16,111	474	2008	2008

LAKE FOREST, ILLINOIS
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,401	906	750	2,307	3,057	808	1985	1999
Conway Park	One Conway Park	Office	-	1,901	17,200	2,812	1,901	20,012	21,913	5,665	1989	1998
Conway Park	West Lake at Conway	Office	-	4,218	10,461	1,309	4,218	11,770	15,988	284	2008	2008

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	-	1,087	10,359	1,528	1,087	11,887	12,974	3,101	1998	2001
Northpoint	Northpoint Center II	Office	-	1,202	9,124	1,072	1,202	10,196	11,398	2,335	1999	2001
Northpoint	Northpoint III	Office	-	1,552	10,252	210	1,552	10,462	12,014	3,310	2001	2001
Northpoint	Northpoint IV	Office	-	1,605	8,157	4,722	1,605	12,879	14,484	2,960	2002	2002

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	10,829	2,680	1,193	13,509	14,702	3,259	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	9,458	1,049	927	10,507	11,434	1,953	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,716	367	1,358	13,083	14,441	3,210	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	480	1,306	6,211	7,517	992	2004	2004
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	9,197	3,974	3,101	22	3,982	3,115	7,097	1,042	2004	2004

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

LEBANON, INDIANA
Lebanon Business Park	Lebanon Building 4	Industrial	11,491	305	9,012	236	305	9,248	9,553	2,517	2000	1997
Lebanon Business Park	Lebanon Building 9	Industrial	10,273	554	6,871	770	554	7,641	8,195	2,040	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	24,360	5,163	13,207	394	5,163	13,601	18,764	3,420	2003	2003
Lebanon Business Park	Lebanon Building 13	Industrial	9,270	561	6,579	83	1,901	5,322	7,223	1,575	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,626	2,813	12,056	809	2,813	12,865	15,678	1,995	2005	2005

LEBANON, TENNESSEE
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	-	6,776	11,125	1,283	6,776	12,408	19,184	1,350	2006	2006

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office	-	3,355	7,008	6	3,355	7,014	10,369	1,169	1996	2004

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	-	3,549	29,086	8,324	3,954	37,005	40,959	12,415	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,230	1,059	242	3,289	3,531	897	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,755	427	1,197	9,182	10,379	2,871	1992	1997
Riverport Business Park	13900 Riverport Drive	Office	-	2,285	9,467	295	2,285	9,762	12,047	2,782	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	2,763	388	900	3,151	4,051	1,014	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,161	103	1,238	4,264	5,502	1,243	2000	2000
Riverport Business Park	Riverport III	Industrial	-	1,269	3,376	2,171	1,269	5,547	6,816	2,329	2001	2001
Riverport Business Park	Riverport IV	Industrial	-	1,864	3,362	1,568	1,864	4,930	6,794	414	2007	2007

MASON, OHIO
Deerfield Crossing	Deerfield Crossing A	Office	-	1,493	11,551	1,209	1,493	12,760	14,253	3,315	1999	1999
Deerfield Crossing	Deerfield Crossing B	Office	-	1,069	13,349	535	1,069	13,884	14,953	4,896	2001	2001
Governors Pointe	Governor’s Pointe 4770	Office	-	586	7,759	898	596	8,647	9,243	4,263	1986	1993
Governors Pointe	Governor’s Pointe 4705	Office	-	719	6,100	3,726	987	9,558	10,545	3,903	1988	1993
Governors Pointe	Governor’s Pointe 4605	Office	-	630	17,632	3,843	909	21,196	22,105	8,278	1990	1993
Governors Pointe	Governor’s Pointe 4660	Office	-	385	4,189	396	529	4,441	4,970	1,482	1997	1997
Governors Pointe	Governor’s Pointe 4680	Office	-	1,115	6,869	1,051	1,115	7,920	9,035	2,656	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	-	2,107	9,927	430	4,227	8,237	12,464	3,827	1996	1996
Governors Pointe Retail	Lowes	Retail	-	3,750	6,502	760	3,750	7,262	11,012	3,618	1997	1997

MCDONOUGH, GEORGIA
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,377	287	615	8,664	9,279	2,064	1997	1999
Liberty Distribution Center	250 Declaration Drive	Industrial	22,074	2,273	13,225	2,279	2,312	15,465	17,777	3,441	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	891	864	4,944	652	888	5,572	6,460	1,603	1979	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,082	852	660	5,934	6,594	1,708	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	-	1,327	8,130	1,766	1,351	9,872	11,223	2,707	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	-	1,318	7,824	2,040	1,342	9,840	11,182	2,317	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,204	1,144	991	6,332	7,323	1,453	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	-	1,739	12,140	1,445	1,773	13,551	15,324	3,136	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	-	760	5,513	1,195	778	6,690	7,468	1,646	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	450	482	2,891	1,228	491	4,110	4,601	1,243	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	324	235	1,942	1,108	264	3,021	3,285	799	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	628	777	4,797	797	854	5,517	6,371	1,417	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	5,696	957	794	6,636	7,430	1,684	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	-	666	4,561	1,214	900	5,541	6,441	1,738	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,086	539	1,177	10,596	11,773	2,484	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	9,763	2,127	1,513	11,840	13,353	3,123	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,649	1,252	993	6,815	7,808	1,854	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,738	954	842	6,638	7,480	2,175	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	-	1,230	10,764	2,779	1,260	13,513	14,773	3,564	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	-	540	13,224	256	574	13,446	14,020	3,205	1998	1999
Perimeter Park	3900 S. Paramount Pkwy	Office	-	1,575	10,733	1,483	1,612	12,179	13,791	2,992	1999	1999
Perimeter Park	5200 East Paramount	Office	-	1,748	17,388	1,010	1,797	18,349	20,146	6,418	1999	1999

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)
Perimeter Park	3500 Paramount Pkwy	Office	-	755	12,948	137	755	13,085	13,840	4,962	2000	2000
Perimeter Park	2700 Perimeter Park	Industrial	-	662	2,584	1,738	662	4,322	4,984	1,473	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	12,608	1,083	1,831	13,691	15,522	3,545	2001	2001
Perimeter Park	2450 Perimeter Park	Office	-	669	2,894	25	669	2,919	3,588	931	2002	2002
Perimeter Park	3800 Paramount Parkway	Office	-	2,657	7,329	3,235	2,657	10,564	13,221	1,461	2006	2006
Perimeter Park	Lenovo BTS I	Office	-	1,439	16,961	1,509	1,439	18,470	19,909	1,825	2006	2006
Perimeter Park	Lenovo BTS II	Office	-	1,725	16,809	1,989	1,725	18,798	20,523	1,626	2007	2007
Perimeter Park	Lenovo BTS III	Office	-	1,661	14,086	133	1,661	14,219	15,880	-	2008	2008
Perimeter Park	2250 Perimeter Park	Office	-	2,290	6,981	1,496	2,290	8,477	10,767	151	2008	2008
Perimeter Park	Perimeter One	Office	-	5,880	14,339	7,897	5,880	22,236	28,116	1,385	2007	2007
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	3,748	639	633	4,387	5,020	1,015	1994	1999
Woodlake Center	101 Innovation Ave (Woodlk III)	Industrial	-	615	4,095	148	615	4,243	4,858	1,078	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,200	145	357	4,345	4,702	1,092	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,632	176	640	5,808	6,448	1,356	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	160	514	3,087	3,601	519	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	4,416	245	740	4,661	5,401	772	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	339	908	1,856	2,764	569	2004	2004

MURFREESBORO, TENNESSEE
Middle Tenn Med Ctr - MOB	Middle Tenn Med Ctr - MOB	Healthcare	-	-	20,564	1,558	7	22,115	22,122	402	2008	2008

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	5	3,184	7,960	11,144	1,235	2005	2003

NASHVILLE, TENNESSEE
Airpark East	Airpark East-800 Commerce Dr.	Industrial	-	1,564	2,617	947	1,564	3,564	5,128	529	2002	2002
Lakeview Place	Three Lakeview	Office	-	2,126	11,737	3,192	2,126	14,929	17,055	3,779	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	11,004	1,960	2,123	12,887	15,010	3,468	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,442	2,105	2,046	13,547	15,593	3,672	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	5,809	1,629	847	7,438	8,285	2,013	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	5,943	879	936	6,822	7,758	1,546	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	10,206	845	5,659	11,051	16,710	1,671	2005	2005

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office	-	842	3,601	2,254	881	5,816	6,697	1,330	1999	1999

NILES, ILLINOIS
Howard 220	Howard 220	Industrial	-	4,920	3,669	9,201	7,761	10,029	17,790	840	2008	2004

NORCROSS, GEORGIA
Gwinnett Park	1835 Shackleford Court	Office	-	29	5,662	1,012	29	6,674	6,703	1,687	1990	1999
Gwinnett Park	1854 Shackleford Court	Office	-	52	9,667	1,433	52	11,100	11,152	2,747	1995	1999
Gwinnett Park	4275 Shackleford Road	Office	-	8	1,906	547	12	2,449	2,461	686	1985	1999

NORFOLK, VIRGINIA
Norfolk Industrial Park	1400 Sewells Point Road	Industrial	2,912	1,463	5,723	500	1,463	6,223	7,686	202	1983	2007

NORTHLAKE, ILLINOIS
Northlake 1 Park	Northlake I	Industrial	-	5,721	10,319	836	5,721	11,155	16,876	2,063	2002	2002
Northlake Distribution Park	Northlake III - Grand Whse.	Industrial	-	5,382	5,708	253	5,382	5,961	11,343	688	2006	2006

NORTH OLMSTED, OHIO
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	6,759	1,735	1,040	8,502	9,542	2,958	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	6,733	2,404	1,048	9,137	10,185	2,851	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	4,951	619	604	5,570	6,174	1,574	1999	1999

OAK BROOK, ILLINOIS
2000 York Road	2000 York Road	Office	-	2,625	15,825	27	2,625	15,852	18,477	7,515	1986	2005

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

ORLANDO, FLORIDA
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	-	3,094	3,867	-	3,094	3,867	6,961	1,070	2003	2003
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg B	Industrial	-	565	4,871	431	570	5,297	5,867	1,423	1996	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg A	Industrial	-	493	4,459	234	498	4,688	5,186	1,122	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg D	Industrial	-	593	4,131	539	597	4,666	5,263	1,081	1998	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg E	Industrial	-	649	4,549	368	677	4,889	5,566	1,250	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg F	Industrial	-	1,030	5,232	1,197	1,072	6,387	7,459	1,863	1999	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg H	Industrial	-	725	3,109	149	754	3,229	3,983	705	2000	2000
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg C	Industrial	-	598	1,769	1,273	674	2,966	3,640	567	2003	2001
Parksouth Distribution Center	Parksouth- Benjamin Moore BTS	Industrial	-	708	2,070	24	1,129	1,673	2,802	425	2003	2003
Crossroads Business Park	Crossroads Business Center VII	Industrial	-	2,803	5,891	3,212	2,803	9,103	11,906	1,145	2006	2006
Crossroads Business Park	Crossroads VIII	Industrial	-	2,701	4,817	1,032	2,701	5,849	8,550	346	2007	2007

OTSEGO, MINNESOTA
Gateway North Business Center	Gateway North 1	Industrial	-	2,243	3,959	598	2,287	4,513	6,800	254	2007	2007

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O’Hare Corporate Centre	Office	-	1,476	8,772	802	1,476	9,574	11,050	1,631	1985	2003

PHOENIX, ARIZONA
Buckeye Logistics Center	67 Buckeye	Industrial	-	7,065	7,641	357	7,089	7,974	15,063	77	2008	2008

PLAINFIELD, ILLINOIS
Edward Plainfield MOB I	Edward Plainfield MOB I	Healthcare	-	-	9,483	1,265	-	10,748	10,748	1,120	2006	2007

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	16,852	1,104	11,151	425	1,104	11,576	12,680	2,698	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	17,422	1,387	9,213	3,230	3,008	10,822	13,830	3,377	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	17,618	2,016	9,151	2,552	2,016	11,703	13,719	1,590	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	12,977	2,726	7,284	210	2,726	7,494	10,220	1,517	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	21,467	4,527	11,928	855	4,527	12,783	17,310	1,521	2006	2006

PLANO, TEXAS
5556 & 5560 Tennyson Parkway	5560 Tennyson Parkway	Office	-	1,527	5,831	724	1,527	6,555	8,082	1,812	1997	1999
5556 & 5560 Tennyson Parkway	5556 Tennyson Parkway	Office	-	1,181	11,154	205	1,181	11,359	12,540	3,524	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	1,551	1,145	5,955	1,404	1,145	7,359	8,504	2,048	1970	1997

PORT WENTWORTH, GEORGIA
Grange Road	318 Grange Road	Industrial	2,584	957	4,816	1	957	4,817	5,774	521	2001	2006
Grange Road	246 Grange Road	Industrial	6,000	1,191	8,294	7	1,191	8,301	9,492	805	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	10,763	2,306	13,389	30	2,336	13,389	15,725	1,102	2006	2006
Crossroads (Savannah)	500 Expansion Blvd	Industrial	4,544	649	6,282	2	649	6,284	6,933	153	2006	2008
Crossroads (Savannah)	400 Expansion Blvd	Industrial	10,227	1,636	14,506	2	1,636	14,508	16,144	210	2007	2008
Crossroads (Savannah)	605 Expansion Blvd	Industrial	6,026	1,615	7,456	4	1,615	7,460	9,075	112	2007	2008

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	-	1,242	4,982	694	1,242	5,676	6,918	1,504	2000	2000
Centerview	Centerview 5540	Office	-	773	6,173	1,470	773	7,643	8,416	1,543	1986	2003
Centerview	Centerview 5565	Office	-	513	4,754	713	513	5,467	5,980	1,005	1999	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	17,875	147	2,164	18,022	20,186	4,729	2001	2001
Interchange Plaza	801 Jones Franklin Rd	Office	-	1,351	7,700	966	1,351	8,666	10,017	2,325	1995	1999
Interchange Plaza	5520 Capital Ctr Dr (Intrch I)	Office	-	842	3,824	683	842	4,507	5,349	1,049	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	2,294	582	442	2,853	3,295	806	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,319	287	487	3,575	4,062	1,192	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	3,966	1,251	719	5,177	5,896	1,483	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,152	721	2,083	2,828	4,911	812	2004	2004
Walnut Creek	Walnut Creek V	Industrial	-	1,718	3,302	349	1,718	3,651	5,369	136	2008	2008

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	-	917	4,537	49	917	4,586	5,503	817	1999	2002
Park 55	Park 55 Bldg. 1	Industrial	-	6,433	8,408	944	6,433	9,352	15,785	1,660	2005	2005

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

ROSEMONT, ILLINOIS
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	33,239	813	7,700	34,052	41,752	8,954	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,997	3,410	8,103	35,407	43,510	7,811	1987	2005
Riverway	Riverway East	Office	-	13,664	34,542	1,571	13,664	36,113	49,777	10,444	1987	2005
Riverway	Riverway West	Office	-	3,294	39,329	4,515	3,294	43,844	47,138	8,227	1989	2005
Riverway	Riverway Central	Office	-	4,229	68,293	2,975	4,229	71,268	75,497	12,379	1989	2005
Riverway	Riverway Retail	Retail	-	189	-	3	189	3	192	46	1987	2005
Riverway	Riverway MW II (Ground Lease)	Grounds	-	586	-	-	586	-	586	-	n/a	2007
Rosemont Crossing at Balmoral	Rosemont Crossing I	Office	-	5,170	12,373	1,029	5,170	13,402	18,572	145	2008	2008

SAVANNAH, GEORGIA
Gulfstream Road	198 Gulfstream	Industrial	6,217	549	4,255	-	549	4,255	4,804	488	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	835	412	2,816	16	412	2,832	3,244	320	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	1,915	689	4,916	-	689	4,916	5,605	530	1999	2006
Grange Road	250 Grange Road	Industrial	4,295	928	8,648	7	928	8,655	9,583	832	2002	2006
Grange Road	248 Grange Road	Industrial	1,831	664	3,496	8	664	3,504	4,168	342	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	1,902	782	2,962	-	782	2,962	3,744	241	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	21,222	8,433	8,366	20	8,433	8,386	16,819	1,425	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	3,497	966	7,155	15	966	7,170	8,136	530	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	13,438	4,300	15,696	14	4,300	15,710	20,010	1,753	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	9,721	3,071	23,001	729	3,071	23,730	26,801	2,385	2001	2006
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	3,550	1,074	8,442	37	1,074	8,479	9,553	798	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	3,070	1,074	7,141	37	1,074	7,178	8,252	682	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,646	992	5,383	14	992	5,397	6,389	520	2006	2006
Port of Savannah	276 Jimmy Deloach Land	Grounds	-	2,267	-	-	2,267	-	2,267	129	n/a	2006
Crossroads (Savannah)	200 Ocean Link Way	Industrial	6,846	878	10,021	12	883	10,028	10,911	374	2006	2008

SEVEN HILLS, OHIO
Rock Run Business Campus	Rock Run North	Office	-	837	5,413	701	960	5,991	6,951	2,147	1984	1996
Rock Run Business Campus	Rock Run Center	Office	-	1,046	6,695	987	1,169	7,559	8,728	2,613	1985	1996

SHARONVILLE, OHIO
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	5,282	3,534	1,275	8,816	10,091	3,067	1996	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,060	1,598	828	5,658	6,486	2,037	1997	1997

ST. LOUIS PARK, MINNESOTA
The West End	1600 Tower	Office	-	2,321	27,284	6,504	2,516	33,593	36,109	7,734	2000	2000
The West End	MoneyGram Tower	Office	-	3,039	35,315	6,564	3,315	41,603	44,918	10,411	1987	1999
Minneapolis West	Chilies Ground Lease	Grounds	-	921	-	157	1,078	-	1,078	18	n/a	1998
Minneapolis West	Olive Garden Ground Lease	Grounds	-	921	-	114	1,035	-	1,035	17	n/a	1998

ST. LOUIS, MISSOURI
Lakeside Crossing	Lakeside Crossing Building One	Industrial	-	596	2,078	540	480	2,734	3,214	1,027	2002	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	783	2,227	10	782	2,238	3,020	981	2003	2003
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,905	4,305	384	1,623	4,971	6,594	1,352	2002	2002
Lakeside Crossing	Lakeside Crossing V	Office	-	750	1,928	9	750	1,937	2,687	991	2004	2004
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,079	2,125	2,251	1,333	4,122	5,455	1,412	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	8,780	2,689	1,384	11,469	12,853	4,288	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,353	2,172	1,421	11,525	12,946	4,279	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	6,671	1,440	1,029	8,111	9,140	2,378	1987	1998
Maryville Center	500-510 Maryville Centre	Office	-	3,402	24,174	4,119	3,402	28,293	31,695	8,267	1984	1997
Maryville Center	530 Maryville Centre	Office	-	2,219	15,008	2,525	2,219	17,533	19,752	5,517	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,516	2,294	1,996	14,810	16,806	4,388	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	18,034	2,432	3,048	20,466	23,514	6,278	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,217	2,320	1,860	15,537	17,397	4,374	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	14,384	2,228	2,219	16,612	18,831	5,106	1990	1997
Maryville Center	520 Maryville Centre	Office	-	2,404	14,484	1,387	2,404	15,871	18,275	4,290	1999	1999
Maryville Center	700 Maryville Centre	Office	-	4,556	28,599	397	4,556	28,996	33,552	8,885	2000	2000
Maryville Center	533 Maryville Centre	Office	-	3,230	16,746	305	3,230	17,051	20,281	4,989	2000	2000
Maryville Center	555 Maryville Centre	Office	-	3,226	15,978	1,954	3,226	17,932	21,158	4,829	2001	2001
Maryville Center	625 Maryville Centre	Office	939	2,509	11,186	539	2,509	11,725	14,234	2,735	1996	2002

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)
Westport Place	Westport Center I	Industrial	-	1,707	5,329	920	1,707	6,249	7,956	2,293	1998	1998
Westport Place	Westport Center II	Industrial	-	914	1,924	270	914	2,194	3,108	746	1998	1998
Westport Place	Westport Center III	Industrial	-	1,206	2,651	531	1,206	3,182	4,388	1,009	1999	1999
Westport Place	Westport Center IV	Industrial	-	1,440	4,860	58	1,440	4,918	6,358	1,294	2000	2000
Westport Place	Westport Center V	Industrial	-	493	1,274	56	493	1,330	1,823	362	2000	2000
Westport Place	Westport Place	Office	-	1,990	5,478	2,113	1,990	7,591	9,581	2,254	2000	2000
Westmark	Westmark	Office	-	1,497	9,843	2,497	1,684	12,153	13,837	4,743	1987	1995
Westview Place	Westview Place	Office	-	669	8,219	3,655	669	11,874	12,543	4,378	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,896	438	1,718	8,334	10,052	1,590	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,743	941	1,836	8,684	10,520	1,761	1985	2003

STAFFORD, TEXAS
Stafford	Stafford Distribution Center	Industrial	-	3,502	5,433	1,924	3,502	7,357	10,859	239	2008	2008

STERLING, VIRGINIA
TransDulles Centre	22800 Davis Drive	Office	-	2,550	11,250	26	2,550	11,276	13,826	953	1989	2006
TransDulles Centre	22714 Glenn Drive	Industrial	-	3,973	4,422	1,015	3,973	5,437	9,410	358	2007	2007

SUFFOLK, VIRGINIA
Northgate Commerce Park	101 Industrial Drive, Bldg. A	Industrial	-	1,558	8,230	-	1,558	8,230	9,788	251	2007	2007
Northgate Commerce Park	155 Industrial Drive, Bldg. B	Industrial	-	1,558	8,230	-	1,558	8,230	9,788	251	2007	2007

SUMNER, WASHINGTON
Not Applicable	Sumner Transit	Industrial	18,223	16,032	5,935	-	16,032	5,935	21,967	435	2005	2007

SUNRISE, FLORIDA
Sawgrass Pointe	Sawgrass - Building B	Office	-	1,211	5,176	1,380	1,211	6,556	7,767	1,819	1999	2001
Sawgrass Pointe	Sawgrass - Building A	Office	-	1,147	4,242	96	1,147	4,338	5,485	1,139	2000	2001
Sawgrass Pointe	Sawgrass Pointe I	Office	-	3,484	21,284	6,737	3,484	28,021	31,505	6,335	2002	2002

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,621	124	487	2,741	3,228	667	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,900	127	534	5,023	5,557	1,200	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,771	98	338	2,865	3,203	688	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	1,917	1,141	604	3,054	3,658	889	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	2,635	254	488	2,889	3,377	613	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	3,989	516	555	4,505	5,060	1,097	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	2,137	779	394	2,916	3,310	720	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial	-	1,082	3,326	-	1,082	3,326	4,408	1,305	2004	2004
Fairfield Distribution Center	Fairfield Distribution Ctr. IX	Industrial	-	3,718	4,385	306	3,718	4,691	8,409	91	2008	2008
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	-	3,705	3,187	1,033	3,705	4,220	7,925	807	2006	2006
Eagle Creek Business Center	Eagle Creek Business Ctr. II	Industrial	-	2,354	2,272	969	2,354	3,241	5,595	449	2007	2007
Eagle Creek Business Center	Eagle Creek Business Ctr. III	Industrial	-	2,332	2,237	1,274	2,332	3,511	5,843	329	2007	2007
Highland Oaks	Highland Oaks I	Office	-	1,525	12,518	996	1,525	13,514	15,039	3,528	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	10,845	3,612	1,605	14,457	16,062	4,217	1999	1999
Highland Oaks	Highland Oaks III	Office	-	2,882	8,871	689	2,522	9,920	12,442	887	2007	2007
Highland Oaks	Highland Oaks IV	Office	-	3,068	9,962	402	3,068	10,364	13,432	62	2008	2008
Highland Oaks	Highland Oaks V	Office	-	2,412	6,524	3,418	2,412	9,942	12,354	942	2007	2007

TITUSVILLE, FLORIDA
Retail Development	Crossroads Marketplace	Retail	-	12,678	4,451	1,009	11,922	6,216	18,138	1,052	2007	2007

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	9,427	438	2,501	9,865	12,366	2,753	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	10,063	287	2,056	10,350	12,406	2,761	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	10,001	1,139	2,048	11,140	13,188	2,955	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	9,017	1,540	2,932	9,638	12,570	1,508	2005	2005
Centre Pointe Office Park	Centre Pointe V	Office	-	2,557	13,982	274	2,611	14,202	16,813	-	2007	2007
Centre Pointe Office Park	Centre Pointe VI	Office	-	2,759	8,266	2,019	2,759	10,285	13,044	327	2008	2008
World Park at Union Centre	World Park at Union Centre 10	Industrial	-	2,150	7,885	7,369	2,151	15,253	17,404	1,358	2006	2006
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	13	2,592	6,949	9,541	1,622	2004	2004
Union Centre Industrial Park	Union Centre Indust. Park #2	Industrial	-	5,635	8,709	471	5,635	9,180	14,815	250	2008	2008

Duke Realty Limited Partnership											Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/08			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings		Land/Land Imp	Bldgs/TI	Total(1)

WEST JEFFERSON, OHIO
Park 70 at West Jefferson	Restoration Hardware BTS	Industrial	-	6,454	24,812	2,158	6,454	26,970	33,424	640	2008	2008

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Office	-	1,501	8,590	2,505	1,703	10,893	12,596	3,155	1989	1998

WESTON, FLORIDA
Weston Pointe	Weston Pointe I	Office	-	2,580	9,572	1,524	2,580	11,096	13,676	1,718	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,728	572	2,183	11,300	13,483	1,821	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,514	739	2,183	12,253	14,436	1,915	2001	2003
Weston Pointe	Weston Pointe IV	Office	-	3,349	10,686	29	3,349	10,715	14,064	1,664	2006	2006

ZIONSVILLE, INDIANA
Anson	Marketplace at Anson	Retail	-	2,147	2,777	1,619	2,147	4,396	6,543	212	2007	2007

	Eliminations					(824)	(14)	(810)	(824)	(2,659)

			538,011	1,055,634	4,552,335	689,953	1,077,361	5,220,561	6,297,922	1,167,113

(1)	The tax basis of our real estate assets at 12/31/08 was approximately $6,405,032 for federal income tax purposes.
(2)	Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2008	2007	2006	2008	2007	2006
Balance at beginning of year	$5,765,747	$5,583,188	$4,831,506	$990,280	$900,898	$754,742
Acquisitions	141,505	194,072	836,146	-	-	-
Construction costs and tenant improvements	812,084	788,951	540,442	-	-	-
Depreciation expense	-	-	-	246,440	214,477	206,999
Acquisition of minority interest	-	-	-	-	-	-

	6,719,336	6,566,211	6,208,094	1,236,720	1,115,375	961,741

Deductions during year:
Cost of real estate sold or contributed	(367,922)	(726,860)	(582,457)	(16,115)	(51,491)	(18,660)
Impairment Allowance	-	-	(266)	-	-	-
Write-off of fully amortized assets	(53,492)	(73,604)	(42,183)	(53,492)	(73,604)	(42,183)

Balance at end of year	$6,297,922	$5,765,747	$5,583,188	$1,167,113	$990,280	$900,898

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

March 6, 2009	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)
of the General Partner

	By:	/s/ Mark Denien
Mark Denien
Senior Vice President, Corporate Controller
(Principal Accounting Officer)
of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Barrington H. Branch*	1/28/09	Director of the General Partner
Barrington H. Branch

/s/ Geoffrey Button *	1/28/09	Director of the General Partner
Geoffrey Button

/s/ William Cavanaugh, III*	1/28/09	Director of the General Partner
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	1/28/09	Director of the General Partner
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/28/09	Director of the General Partner
Charles R. Eitel

/s/ Dr. R. Glenn Hubbard*	1/28/09	Director of the General Partner
Dr. R. Glenn Hubbard

/s/ Dr. Martin C. Jischke*	1/28/09	Director of the General Partner
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	1/28/09	Director of the General Partner
L. Ben Lytle

/s/ William O. McCoy *	1/28/09	Director of the General Partner
William O. McCoy

/s/ Jack R. Shaw *	1/28/09	Director of the General Partner
Jack R. Shaw

/s/ Lynn C. Thurber *	1/28/09	Director of the General Partner
Lynn C. Thurber

/s/ Robert J. Woodward *	1/28/09	Director of the General Partner
Robert J. Woodward

*	By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak