Form 10-Q
period 2009-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2009-08-10
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2009
Common Units, $.01 par value per unit	230,606,926 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,124,284	$1,077,362
Buildings and tenant improvements	5,342,511	5,220,561
Construction in progress	168,103	159,330
Investments in and advances to unconsolidated companies	486,937	693,503
Undeveloped land	812,003	806,379

	7,933,838	7,957,135
Accumulated depreciation	(1,252,221)	(1,167,113)

Net real estate investments	6,681,617	6,790,022

Cash and cash equivalents	26,698	22,285
Accounts receivable, net of allowance of $5,172 and $1,777	22,157	28,026
Straight-line rent receivable, net of allowance of $4,500 and $4,086	128,172	123,863
Receivables on construction contracts, including retentions	68,124	75,100
Deferred financing costs, net of accumulated amortization of $41,825 and $38,046	44,481	47,904
Deferred leasing and other costs, net of accumulated amortization of $218,144 and $195,034	387,915	369,224
Escrow deposits and other assets	236,228	234,018

	$7,595,392	$7,690,442

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$666,405	$507,351
Unsecured notes	2,978,568	3,285,980
Unsecured lines of credit	92,923	483,659

	3,737,896	4,276,990

Construction payables and amounts due subcontractors, including retentions	96,632	105,227
Accrued real estate taxes	91,577	78,483
Accrued interest	51,981	56,376
Other accrued expenses	27,485	44,835
Other liabilities	180,805	187,425
Tenant security deposits and prepaid rents	32,285	41,348

Total liabilities	4,218,661	4,790,684

Partners’ equity:
General Partner
Common equity (223,838 and 148,420 General Partner Units issued and outstanding)	2,315,617	1,840,002
Preferred equity (4,067 Preferred Units issued and outstanding)	1,016,625	1,016,625

	3,332,242	2,856,627
Limited Partner’s common equity (6,714 and 6,779 Limited Partner Units issued and outstanding)	44,334	47,835
Accumulated other comprehensive income (loss)	(7,149)	(8,652)

Total partners’ equity	3,369,427	2,895,810
Noncontrolling interests	7,304	3,948

Total equity	3,376,731	2,899,758

	$7,595,392	$7,690,442

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
		(Revised)		(Revised)
Revenues:
Rental and related revenue	$224,987	$211,613	$445,700	$423,248
General contractor revenue	119,705	85,635	218,062	162,394
Service fee revenue	7,537	8,613	14,274	16,137

	352,229	305,861	678,036	601,779

Expenses:
Rental expenses	49,016	44,917	103,160	95,153
Real estate taxes	29,946	25,806	59,085	51,262
General contractor costs	111,212	81,248	202,615	154,421
Service Operations general expenses	7,063	7,368	12,406	14,437
Depreciation and amortization	86,745	75,525	166,678	151,129

	283,982	234,864	543,944	466,402

Other operating activities:
Equity in earnings of unconsolidated companies	2,462	6,881	4,989	16,980
Gain on disposition of Build-for-Sale properties, net of tax	—	4,758	—	5,130
Earnings from sales of land, net	—	3,393	357	4,022
Undeveloped land carrying costs	(2,680)	(1,911)	(5,045)	(4,060)
Impairment charges	(17,131)	(1,991)	(17,469)	(2,799)
General and administrative expense	(13,600)	(6,889)	(23,480)	(19,052)

	(30,949)	4,241	(40,648)	221

Operating income	37,298	75,238	93,444	135,598
Other income (expenses):
Interest and other income (expense), net	5	(541)	128	1,018
Interest expense	(52,025)	(47,841)	(104,073)	(95,944)
Gain on extinguishment of debt	1,449	—	34,511	—
Loss on business combinations	(999)	—	(999)	—

Income (loss) from continuing operations	(14,272)	26,856	23,011	40,672
Discontinued operations:
Income (loss) before impairment charges and gain on sales	(103)	(159)	82	2,640
Impairment charges	(772)	—	(772)	—
Gain on sale of depreciable properties	49	9,531	5,168	10,641

Income (loss) from discontinued operations	(826)	9,372	4,478	13,281
Net income (loss)	(15,098)	36,228	27,489	53,953
Distributions on Preferred Units	(18,363)	(18,866)	(36,726)	(34,172)
Net (income) loss attributable to noncontrolling interests	4	(1)	87	292

Net income (loss) attributable to common unitholders	$(33,457)	$17,361	$(9,150)	$20,073

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(.15)	$.05	$(.08)	$.04
Discontinued operations attributable to common unitholders	(.01)	.06	.03	.08

Total	$(.16)	$.11	$(.05)	$.12

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(.15)	$.05	$(.08)	$.04
Discontinued operations attributable to common unitholders	(.01)	.06	.03	.08

Total	$(.16)	$.11	$(.05)	$.12

Weighted average number of Common Units outstanding	214,015	154,425	184,797	154,307

Weighted average number of Common Units and potential dilutive securities	214,015	154,624	184,797	154,477

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30,

(in thousands)

(Unaudited)

	2009	2008
		(Revised)
Cash flows from operating activities:
Net income	$27,489	$53,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	131,678	120,484
Amortization of deferred leasing and other costs	35,348	35,212
Amortization of deferred financing costs	6,746	6,656
Straight-line rent adjustment	(10,092)	(9,943)
Impairment charges	18,121	—
Gain on debt extinguishment	(34,511)	—
Loss on business combination	999	—
Earnings from land and depreciated property sales	(5,525)	(14,663)
Build-for-Sale operations, net	14,793	(64,312)
Construction contracts, net	(10,573)	(16,320)
Other accrued revenues and expenses, net	6,109	6,263
Operating distributions received in excess of equity in earnings from unconsolidated companies	7,632	1,943

Net cash provided by operating activities	188,214	119,273

Cash flows from investing activities:
Development of real estate investments	(149,218)	(268,204)
Acquisition of real estate investments and related intangible assets	(16,591)	(11,317)
Acquisition of undeveloped land	(5,474)	(18,030)
Recurring tenant improvements, leasing costs and building improvements	(36,709)	(32,004)
Other deferred leasing costs	(7,966)	(14,713)
Other deferred costs and other assets	7,245	(5,145)
Proceeds from land and depreciated property sales, net	100,226	69,272
Capital distributions from unconsolidated companies	—	45,680
Capital contributions and advances to unconsolidated companies, net	(6,311)	(21,242)

Net cash used for investing activities	(114,798)	(255,703)

Cash flows from financing activities:
Contributions from the General Partner	551,631	8,930
Proceeds from issuance of Preferred Units, net	—	290,000
Proceeds from unsecured debt issuance	—	325,000
Payments on and repurchases of unsecured debt	(274,015)	(225,000)
Proceeds from secured debt financings	164,952	—
Payments on secured indebtedness including principal amortization	(5,608)	(39,955)
Payments on lines of credit, net	(390,736)	(52,276)
Distributions to common unitholders	(77,911)	(148,140)
Distributions to preferred unitholders	(36,726)	(34,172)
Contributions from noncontrolling interests, net	3,443	731
Cash settlement of interest rate swaps	—	(14,625)
Deferred financing costs	(4,033)	(3,256)

Net cash provided by (used for) financing activities	(69,003)	107,237

Net increase (decrease) in cash and cash equivalents	4,413	(29,193)
Cash and cash equivalents at beginning of period	22,285	47,046

Cash and cash equivalents at end of period	$26,698	$17,853

Non-cash investing and financing activities:
Conversion of Limited Partner Units to common shares of the General Partner	$453	$2,291

Assumption of secured debt for real estate acquisitions	$—	$23,094

Contribution of property to, net of debt assumed by, unconsolidated companies	$8,054	$85,893

Consolidation of previously unconsolidated companies	$206,852	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the six months ended June 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders					Non- Controlling Interests	Total Equity
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income	Total Partners’ Equity
	Common Equity	Preferred Equity
Balance at December 31, 2008	$1,840,002	$1,016,625	$47,835	$(8,652)	$2,895,810	$3,948	$2,899,758
Comprehensive income:
Net income (loss)	(8,816)	36,726	(334)	—	27,576	(87)	27,489
Derivative instrument activity	—	—	—	1,503	1,503	—	1,503

Comprehensive income					$29,079	$(87)	$28,992
Conversion of Limited Partner
Units to common shares of the General Partner	453	—	(453)	—	—	—	—
Capital Contribution from General Partner	551,862	—	—	—	551,862	—	551,862
Stock based compensation plan activity	7,313	—	—	—	7,313	—	7,313
Distributions to Preferred Unitholders	—	(36,726)	—	—	(36,726)	—	(36,726)
Distributions to Partners ($.42 per Common Unit)	(75,197)	—	(2,714)	—	(77,911)	—	(77,911)
Contributions from noncontrolling interests, net	—	—	—	—	—	3,443	3,443

Balance at June 30, 2009	$2,315,617	$1,016,625	$44,334	$(7,149)	$3,369,427	$7,304	$3,376,731

Common Units outstanding at June 30, 2009	223,838		6,714		230,552

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit. The 2008 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Our audited financial statements, as adjusted for the retrospective application of new accounting standards, are included as Exhibit 99.2 to a Current Report on Form 8-K filed on July 22, 2009. The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 or on the Current Report on Form 8-K.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.1% of the common Partnership interest as of June 30, 2009 (“General Partner Units”). The remaining 2.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines, in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.	New Accounting Pronouncements

Statement of Financial Accounting Standard No. 157 and related literature

Based on the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we only implemented the guidance promulgated under Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008, for financial instruments. SFAS 157 was adopted on January 1, 2009 for nonfinancial long-lived asset groups that may be measured at fair value for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was effective for us on April 1, 2009, provides additional criteria to enable a determination to be made as to whether or not a market is active. If markets are determined to be inactive, then an analysis is required as to whether an individual market transaction is not indicative of fair value, potentially requiring fair value to be estimated utilizing inputs other than market transactions.

FASB Staff Position No. 14-1

On January 1, 2009, we adopted FSP APB No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the debt and equity components of certain convertible instruments. Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), issued in November 2006, have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes are subject to the accounting changes required by FSP APB 14-1. FSP APB 14-1 requires that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense. FSP APB 14-1 requires the new accounting treatment to be retroactively applied to prior periods.

At June 30, 2009, the Exchangeable Notes had $442.2 million of principal outstanding, an unamortized discount of $13.9 million and a net carrying amount of $428.2 million. The carrying amount of the equity component was $34.7 million at June 30, 2009. Subsequent to the implementation of FSP APB 14-1, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense on Exchangeable Notes, excluding effect of FSP APB 14-1	$4,225	$5,391	$9,132	$10,781

Effect of FSP ABP 14-1	1,356	1,621	2,975	3,218

Total interest expense on Exchangeable Notes	$5,581	$7,012	$12,107	$13,999

SFAS No. 141(R)

On January 1, 2009, we adopted SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires acquisition related costs to be immediately expensed as period costs. SFAS 141R also requires that 100% of the assets and liabilities of an acquired entity, as opposed to the amount proportional to the portion acquired, must be recorded at fair value upon an acquisition and that a gain or loss must be recognized for the difference between the fair value and the carrying value of any existing ownership interests in acquired entities. Finally, SFAS 141R, as interpreted by FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, requires that contingencies arising from a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period.

SFAS No. 160

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in the Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of total equity, which changes the presentation of the noncontrolling interests in the consolidated balance sheets and statements of operations as well as changing the accounting for changes in the level of ownership in consolidated subsidiaries. The change in the classification of noncontrolling interests on the consolidated statements of operations caused an increase of $1,000 and a decrease of $292,000 to previously reported net income for the three and six months ended June 30, 2008, respectively.

FSP on Emerging Issues Task Force issue 03-6-1

During the first quarter of 2009, we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which we have applied retrospectively to prior period calculations of basic and diluted earnings per Common Unit. Pursuant to FSP EITF 03-6-1, certain of the General Partner’s share-based awards are considered participating securities because they earn dividend equivalents that are not forfeited even if the underlying award does not vest.

The effect of including the General Partner’s share-based awards as participating securities resulted in a decrease to basic net income attributable to common unitholders of approximately $402,000 and $809,000 in the three and six months ended June 30, 2008, respectively. Because those share-based awards were included as participating securities for computation of basic net income per Common Unit, applying the treasury stock method to those share-based awards would have been anti-dilutive for computing diluted earnings per Common Unit, thus the implementation of FSP EITF 03-6-1 also resulted in a decrease to diluted net income attributable to common unitholders of approximately $402,000 and $809,000 and a reduction in dilutive potential units outstanding of approximately 440,000 and 417,000 in the three and six months ended June 30, 2008, respectively.

SFAS No. 165

During the second quarter of 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”). This standard codifies authoritative guidance within the GAAP hierarchy for the accounting for, and disclosure of, subsequent events. SFAS 165 will not change our existing accounting practices for subsequent events, as it is a codification of authoritative guidance that was previously included in generally accepted auditing standards.

FSP FAS 107-1 and APB 28-1

During the second quarter of 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires the fair value of debt to be disclosed on a quarterly basis in the notes to the financial statements. These disclosures were previously only required to be made annually. The required disclosures are made in Note 5.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (“SFAS 168”). SFAS 168 reorganizes all existing authoritative pronouncements from the various U.S. accounting standard setters into one comprehensive body of literature. The codification will have no effect on any of our accounting methods, but will require references to the currently existing pronouncements to be updated to the new nomenclature. SFAS 168 will be effective for all fiscal years and interim periods beginning after September 15, 2009.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates the primarily quantitative model used under FIN 46(R) to determine the primary beneficiary of a variable interest entity (“VIE”) and replaces it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. SFAS 167 will be effective for fiscal years and interim periods beginning after November 15, 2009. We do not believe there will be any material impact on our results of operation or financial position when we adopt SFAS 167 because we currently do not have any investments, or other variable interests, in entities that were determined to be VIEs.

3.	Consolidation of Retail Joint Ventures

Through March 31, 2009, we were a member in two retail real estate joint ventures with a retail developer. Both entities were jointly controlled by us and our partner, through equal voting interests, and were accounted for as unconsolidated subsidiaries under the equity method. As of April 1, 2009, we had made combined equity contributions of $37.9 million to the two entities and we also had combined outstanding principal and accrued interest of $173.0 million on advances to the two entities.

We advanced $2.0 million to the two entities, who then distributed the $2.0 million to our partner in exchange for the redemption of our partner’s membership interests, effective April 1, 2009, at which time we obtained 100% control of the voting interests of both entities. We entered these transactions to gain control of these two entities because it will allow us to operate or dispose of the entities in a manner that best serves our capital needs.

In conjunction with the redemption of our partner’s membership interests, we entered a profits interest agreement that entitles our former partner to additional payments should the combined sales of the two acquired entities, as well as the sale of another retail real estate joint venture that we and our partner still jointly control, result in an aggregate profit. Aggregate profit on the sale of these three projects will be calculated by using a formula defined in the profits interest agreement. We have estimated that the fair value of the potential additional payment to our partner is insignificant and, thus, did not recognize a liability at the acquisition date.

A summary of the fair value of amounts recognized, as of the acquisition date, for each major class of assets and liabilities, is as follows (in thousands):

Operating rental properties	$176,038
Undeveloped land	6,500

Total real estate investments	182,538

Other assets	3,987
Lease related intangible assets	25,970

Total assets acquired	212,495

Liabilities assumed	(5,643)

Net recognized value of acquired assets and liabilities	$206,852

The fair values recognized from the real estate and related assets acquired were primarily determined using the income approach. The most significant assumptions in the fair value estimates were the discount rates and the exit capitalization rates. The estimates of fair value were determined to have primarily relied upon level 3 inputs.

We recognized a loss of $999,000 upon acquisition, which represents the difference between the fair value of the recognized assets and the carrying value of our pre-existing equity interest. The acquisition date fair value of the net recognized assets as compared to the acquisition date carrying value of our outstanding advances and accrued interest, as well as the acquisition date carrying value of our pre-existing equity interests, is shown as follows (in thousands):

Net fair value of acquired assets and liabilities	$206,852
Less advances to acquired entities eliminated upon consolidation	(173,006)
Less acquisition date carrying value of equity in acquired entities	(34,845)

Loss on business combination	$(999)

Since April 1, 2009, the results of operations for both acquired entities have been included in continuing operations in our consolidated financial statements. Due to our significant pre-existing ownership and financing positions in the two acquired entities, the inclusion of their results of operations did not have a material effect on our operating income.

4.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2008 have been reclassified to conform to the 2009 consolidated financial statement presentation.

5.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2009 (in thousands):

	Book Value at 12/31/08	Book Value at 6/30/09	Fair Value at 12/31/08	Total Realized and Unrealized Losses/(Gains)	Issuances/ Payoffs	Adjustments to Fair Value	Fair Value at 6/30/09
Fixed rate secured debt	$499,061	$657,663	$438,049	$—	$164,500	$(3,186)	$599,363
Variable rate secured debt	8,290	8,742	8,290	—	452	—	8,742
Fixed rate unsecured notes	3,285,980	2,978,568	2,196,689	(40,972)	(314,947)	507,696	2,348,465
Unsecured lines of credit	483,659	92,923	477,080	—	(390,736)	3,265	89,609

Total	$4,276,990	$3,737,896	$3,120,108	$(40,972)	$(540,731)	$507,775	$3,046,179

Fixed Rate Secured Debt

In February and March 2009, we received net proceeds of $156.0 million from two 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears interest at a weighted average rate of 7.6% and matures in 2019.

We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate at which we estimate we could obtain similar borrowings when considering current market conditions. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

Fixed Rate Unsecured Debt

In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date. During the six-month period ended June 30, 2009, we also repurchased portions of various series of senior unsecured notes on the open market for $150.0 million. The total face value of these repurchases was $191.0 million. We recognized a gain of $34.5 million on the repurchases, after writing off applicable issuance costs.

We utilized multiple broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. As such, we have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2009.

Unsecured Lines of Credit

Our unsecured lines of credit as of June 30, 2009 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2009
Unsecured Line of Credit - Partnership	$1,300,000	January 2010	$78,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$14,923

We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. The stated rate on the amounts outstanding on the Partnership’s unsecured line of credit as of June 30, 2009 was LIBOR plus .65% (equal to .96% as of June 30, 2009). We may, at our sole discretion, exercise an option to extend the maturity date of the Partnership’s line of credit to January 2011. This line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to fixed charge coverage, variable rate indebtedness, consolidated net worth and debt-to-asset value (with asset value being defined in the Partnership’s line of credit agreement). As of June 30, 2009, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.16% for outstanding borrowings as of June 30, 2009). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension option.

We utilized a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

6.	Partners’ Equity

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.9 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership and were then used to repay outstanding borrowings under the Partnership’s unsecured line of credit and for other general corporate purposes.

7.	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2009 and 2008, respectively, we earned management fees of $4.2 million and $3.8 million, leasing fees of $2.1 million and $1.4 million and construction and development fees of $6.4 million and $6.0 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

8.	Net Income Per Common Unit

Basic net income per Common Unit is computed by dividing net income attributable to common unitholders, less distributions on the General Partner’s share-based awards expected to vest, by the weighted average number of Common Units outstanding for the period. Diluted net income per Common Unit is computed by dividing basic net income attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income per Common Unit for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to common unitholders	$(33,457)	$17,361	$(9,150)	$20,073
Less: Distributions on share-based awards expected to vest	(403)	(402)	(976)	(809)

Basic and diluted net income (loss) attributable to common unitholders	$(33,860)	$16,959	$(10,126)	$19,264

Weighted average number of Common Units outstanding	214,015	154,425	184,797	154,307
Other potential dilutive units (1)	—	199	—	170

Weighted average number of Common Units and potential dilutive securities	214,015	154,624	184,797	154,477

(1)	Excludes (in thousands of units) 7,677 and 7,637 of anti-dilutive potential units for the three months ended June 30, 2009 and 2008, respectively, and 7,722 and 7,514 of anti-dilutive potential units for the six months ended June 30, 2009 and 2008, respectively, related to stock-based compensation plans. Also excludes (in thousands of units) the Exchangeable Notes that have 9,051 of anti-dilutive potential units for the three and six months ended June 30, 2009 and 11,756 of anti-dilutive potential units for the three and six months ended June 30, 2008.

9.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties, are collectively referred to as “Rental Operations.” Our healthcare and retail properties, which do not meet the quantitative thresholds defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are not separately presented as a reportable segment. The third reportable segment consists of providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, as well as our Build-for-Sale operations (defined below), and is collectively referred to as “Service Operations”. Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Gains on sale of properties developed or acquired with the intent to sell (“Build-for-Sale” properties) are classified as part of the income of the Service Operations business segment. The periods of operation for Build-for-Sale properties prior to sale were of short duration.

Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT like our General Partner. The National Associations of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated basic FFO attributable to common unitholders should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. We do not allocate certain income and expenses (“Non-Segment Items” as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings excluding depreciation expense, as well as excluding the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.

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

Management believes that the use of consolidated basic FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental Operations:
Office	$142,314	$136,814	$285,403	$276,476
Industrial	65,621	60,784	130,799	121,835
Non-reportable Rental Operations segments	13,848	8,131	22,745	14,360
Service Operations	127,242	94,248	232,336	178,531

Total Segment Revenues	349,025	299,977	671,283	591,202
Other Revenue	3,204	5,884	6,753	10,577

Consolidated Revenue from continuing operations	352,229	305,861	678,036	601,779
Discontinued Operations	190	3,685	2,282	13,507

Consolidated Revenue	$352,419	$309,546	$680,318	$615,286

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items:
Office	$85,271	$84,005	$166,443	$166,924
Industrial	50,373	47,000	98,362	92,189
Non-reportable Rental Operations segments	9,068	5,171	14,571	8,854
Service Operations	8,967	10,390	17,315	14,803

	153,679	146,566	296,691	282,770
Non-Segment Items:
Interest expense	(52,025)	(47,841)	(104,073)	(95,944)
Impairment charges	(17,131)	(1,991)	(17,469)	(2,799)
Interest and other income	5	(541)	128	1,018
General and administrative expenses	(13,600)	(6,889)	(23,480)	(19,052)
Gain on land sales	—	3,393	357	4,022
Undeveloped land carrying costs	(2,680)	(1,911)	(5,045)	(4,060)
Gain on extinguishment of debt	1,449	—	34,511	—
Loss on business combinations	(999)	—	(999)	—
Other non-segment income (expense)	1,313	4,714	4,079	8,866
Net (income) loss attributable to noncontrolling interests	4	(1)	87	292
Joint venture items	10,713	13,564	24,458	30,531
Distributions on Preferred Units	(18,363)	(18,866)	(36,726)	(34,172)
Discontinued operations	(802)	891	(342)	7,207

Consolidated basic FFO attributable to common unitholders	61,563	91,088	172,177	178,679
Depreciation and amortization on continuing operations	(86,745)	(75,525)	(166,678)	(151,129)
Depreciation and amortization on discontinued operations	(73)	(1,050)	(348)	(4,567)
Partnership’s share of joint venture adjustments	(8,251)	(7,159)	(19,469)	(14,046)
Earnings from depreciated property sales on discontinued operations	49	9,531	5,168	10,641
Earnings from depreciated property sales-share of joint venture	—	476	—	495

Net income (loss) attributable to common unitholders	$(33,457)	$17,361	$(9,150)	$20,073

10.	Discontinued Operations and Impairments

The operations of eleven buildings are currently classified as discontinued operations for the six-month periods ended June 30, 2009 and June 30, 2008. These eleven buildings consist of four industrial and seven office properties. Of these properties, three were sold during the first six months of 2009 and eight were sold during 2008.

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$190	$3,685	$2,282	$13,507
Operating expenses	(165)	(1,722)	(1,201)	(3,893)
Depreciation and amortization	(73)	(1,050)	(348)	(4,567)

Operating income (loss)	(48)	913	733	5,047
Interest expense	(55)	(1,072)	(651)	(2,407)

Income (loss) before impairment charges and gain on sales	(103)	(159)	82	2,640
Impairment charges	(772)	—	(772)	—
Gain on sale of depreciable properties	49	9,531	5,168	10,641

Income (loss) from discontinued operations	$(826)	$9,372	$4,478	$13,281

We recognized $6.2 million of impairment charges in continuing operations on office and industrial buildings that were sold during the three-month period ended June 30, 2009, or are probable of being sold thereafter, as well as $4.6 million of impairment charges on certain parcels of undeveloped land that were sold during, or that sold shortly after, the three-month period ended June 30, 2009. The buildings sold were not included in discontinued operations because of our continuing involvement, either through a noncontrolling equity interest or a property management agreement. The fair value used in determining the impairment charges for the aforementioned buildings and land were primarily based upon our realized, or contractually agreed, exit prices upon sale and, thus, we have determined that the valuations relied primarily upon level 1 inputs, as defined. These charges were the result of increases in estimated capitalization rates and changes in market conditions that negatively affected values.

Due to credit issues with its most significant tenant, an inability to renew third party financing on acceptable terms and an increase to its projected capital expenditures, we analyzed an investment in an unconsolidated joint venture to determine whether there was an other than temporary decline in value. As the result of that analysis, we determined that an other than temporary loss in value had taken place and wrote our investment in the joint venture down to its fair value, thus recognizing a $5.8 million impairment charge. We estimated the fair value of the joint venture using the income approach and the most significant assumption in the estimate was the expected period of time in which we would hold our investment in the joint venture. We concluded that the estimate of fair value relied primarily upon level 3 inputs, as defined.

11.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on July 29, 2009:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	August 14, 2009	August 31, 2009
Preferred (per depositary unit):
Series J	$0.414063	August 17, 2009	August 31, 2009
Series K	$0.406250	August 17, 2009	August 31, 2009
Series L	$0.412500	August 17, 2009	August 31, 2009
Series M	$0.434375	September 16, 2009	September 30, 2009
Series N	$0.453125	September 16, 2009	September 30, 2009
Series O	$0.523438	September 16, 2009	September 30, 2009

At a special meeting held on July 22, 2009, the General Partner’s shareholders approved an increase in the number of authorized shares of its common stock from 250 million to 400 million.

In July 2009, we received net proceeds of $114.0 million from a 10-year secured debt financing that is secured by a portfolio of suburban office and industrial rental properties. The secured debt bears interest at a rate of 7.75% and matures in 2019.

In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at 7.375% and $250.0 million of senior unsecured notes due in 2019 bearing interest at 8.25%.

Subsequent events have been evaluated through the issuance date of these financial statements.

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

As of June 30, 2009 we:

•

Owned or jointly controlled 765 industrial, office, healthcare and other properties, of which 748 properties with more than 132.5 million square feet are in service and 17 properties with more than 3.3 million square feet are under development. The 748 in-service properties are comprised of 541 consolidated properties with approximately 90.9 million square feet and 207 jointly controlled properties with more than 41.6 million square feet. The 17 properties under development consist of 13 consolidated properties with more than 1.7 million square feet and 4 jointly controlled properties with approximately 1.6 million square feet.

•

Owned or jointly controlled approximately 7,100 acres of land with an estimated future development potential of more than 106 million square feet of industrial, office, healthcare and other properties.

Through our Service Operations reportable segment, we provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;

•	Property management;

•	Asset management;

•	Construction;

•	Development; and

•	Other tenant-related services.

Through our Service Operations, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. We do not anticipate that Build-for-Sale properties will represent a significant component of our operations in the near-term.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, healthcare and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of June 30, 2009 and 2008, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2009	2008	2009	2008	2009	2008
Industrial	56,843	54,890	62.5%	62.3%	88.2%	86.1%
Office	31,492	31,529	34.7%	35.8%	85.9%	87.8%
Other	2,546	1,649	2.8%	1.9%	85.2%	87.4%

Total	90,881	88,068	100.0%	100.0%	87.4%	86.8%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of June 30, 2009. The table indicates square footage and annualized net effective rents (based on June 2009 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Suburban Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2009	3,206	$24,346	4%	1,846	$7,799	1,343	$16,431	17	$116
2010	8,465	60,585	10%	5,517	23,873	2,934	36,487	14	225
2011	10,033	70,458	11%	6,767	27,636	3,191	41,490	75	1,332
2012	8,714	64,937	10%	5,331	21,270	3,315	42,438	68	1,229
2013	10,448	90,810	15%	5,798	24,642	4,560	64,582	90	1,586
2014	9,290	60,628	10%	6,671	25,355	2,566	34,263	53	1,010
2015	7,313	45,134	7%	5,714	22,707	1,588	22,197	11	230
2016	4,468	31,350	5%	2,906	10,004	1,318	18,023	244	3,323
2017	5,131	43,288	7%	3,038	12,531	1,651	23,141	442	7,616
2018	2,923	36,858	6%	1,281	6,454	1,033	15,697	609	14,707
2019 and Thereafter	9,399	96,633	15%	5,288	26,184	3,566	58,427	545	12,022

Total Leased	79,390	$625,027	100%	50,157	$208,455	27,065	$373,176	2,168	$43,396

Total Portfolio Square Feet	90,881			56,843		31,492		2,546

Percent Occupied	87.4%			88.2%		85.9%		85.2%

Within our consolidated properties we renewed 77.7% and 78.1% of our leases up for renewal in the three and six months ended June 30, 2009, totaling approximately 1.5 million and 3.2 million square feet, respectively. This compares to renewals of 81.6% and 75.1% for the three and six months ended June 30, 2008, which totaled approximately 1.2 million and 2.5 million square feet, respectively. We attained 3.3% and 3.8% growth in average contractual rents on the renewals in the three and six months ended June 30, 2009, respectively.

The average term of renewals for the three and six months ended June 30, 2009 was 3.7 and 4.7 years, respectively, compared to an average term of 3.2 and 3.3 years for the three and six months ended June 30, 2008, respectively.

Recent and Future Development:

We had 2.9 million square feet of property under development with total estimated costs upon completion of $636.6 million at June 30, 2009 compared to 9.5 million square feet with total costs of $987.2 million at June 30, 2008. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%. Considering the continued downturn in the economy, we have substantially reduced our level of development activities and are focused on the lease-up of recent projects.

The following table summarizes our properties under development as of June 30, 2009 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Wholly owned properties	1,735	89%	$297,109	$167,083	$130,026
Joint venture properties	1,116	26%	339,535	221,489	118,046	(1)

Total	2,851	65%	$636,644	$388,572	$248,072

(1)	These costs will be primarily financed by remaining availability under in–place construction loan facilities.

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and held-for-rental properties were $102.8 million and $72.5 million for the six months ended June 30, 2009 and 2008, respectively.

Gross sales proceeds related to dispositions of wholly-owned Build-for-Sale properties were $33.0 million and $51.2 million for the six months ended June 30, 2009 and 2008.

Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $35.1 million for the six months ended June 30, 2008. We had no such dispositions in the same period in 2009.

For the six months ended June 30, 2009, we acquired $17.0 million of income producing properties comprised of two industrial real estate properties in Savannah, Georgia, compared to acquisitions of $34.8 million of income producing properties in the same market during the same period in 2008. We also acquired $6.2 million of undeveloped land in the six months ended June 30, 2009, compared to $18.7 million in the same period in 2008.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of a REIT like our General Partner. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. FFO attributable to common unitholders should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

Management believes that the use of FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of FFO for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to common unitholders	$(33,457)	$17,361	$(9,150)	$20,073
Adjustments:
Depreciation and amortization	86,818	76,575	167,026	155,696
Partnership’s share of joint venture depreciation and amortization	8,251	7,159	19,469	14,046
Earnings from depreciable property sales - wholly owned	(49)	(9,531)	(5,168)	(10,641)
Earnings from depreciable property sales - share of joint venture	—	(476)	—	(495)

Funds From Operations attributable to common unitholders	$61,563	$91,088	$172,177	$178,679

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2009 and 2008, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and related revenue	$224,987	$211,613	$445,700	$423,248
General contractor revenue	119,705	85,635	218,062	162,394
Service fee revenue	7,537	8,613	14,274	16,137
Operating income	37,298	75,238	93,444	135,598
Net income (loss) attributable to common unitholders	(33,457)	17,361	(9,150)	20,073
Weighted average Common Units outstanding	214,015	154,425	184,797	154,307
Weighted average Common Units and potential dilutive securities	214,015	154,624	184,797	154,477
Basic income (loss) per Common Unit:
Continuing operations	$(.15)	$.05	$(.08)	$.04
Discontinued operations	$(.01)	$.06	$.03	$.08
Diluted income (loss) per Common Unit:
Continuing operations	$(.15)	$.05	$(.08)	$.04
Discontinued operations	$(.01)	$.06	$.03	$.08
Number of in-service consolidated properties at end of period	541	530	541	530
In-service consolidated square footage at end of period	90,881	88,068	90,881	88,068
Number of in-service joint venture properties at end of period	207	199	207	199
In-service joint venture square footage at end of period	41,637	36,548	41,637	36,548

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $211.6 million for the quarter ended June 30, 2008 to $225.0 million for the same period in 2009. The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$142,314	$136,814
Industrial	65,621	60,784
Non-reportable segments	17,052	14,015

Total	$224,987	$211,613

The following factors contributed to these results:

•

We acquired or consolidated nine properties and placed 43 developments in service from January 1, 2008 to June 30, 2009 that provided incremental revenues of $16.5 million in the second quarter of 2009, as compared to the same period in 2008.

•

Lease termination fees, to the extent they are included in rental revenue from continuing operations, increased from $2.5 million in the second quarter of 2008 to approximately $4.2 million in the second quarter of 2009.

•	The above increases were partially offset by an increase in our reserves for doubtful receivables as a result of the current economic conditions.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$37,525	$35,491
Industrial	6,186	6,275
Non-reportable segments	5,305	3,151

Total	$49,016	$44,917

Real Estate Taxes:
Office	$19,518	$17,318
Industrial	9,062	7,509
Non-reportable segments	1,366	979

Total	$29,946	$25,806

Overall, rental expenses increased by $4.1 million in the second quarter of 2009, compared to the same period in 2008. The increase was primarily driven by $3.0 million of incremental costs associated with properties acquired or consolidated and developments placed in service from January 1, 2008 to June 30, 2009.

Of the overall $4.1 million increase in real estate taxes in the second quarter of 2009, compared to the same period in 2008, $1.7 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 to June 30, 2009. The remaining increase was driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Service Operations:
General contractor revenue	$119,705	$85,635
General contractor costs	(111,212)	(81,248)

Net general contractor revenue	8,493	4,387
Service fee revenue	7,537	8,613
Service Operations general expenses	(7,063)	(7,368)
Gain on disposition of Build-for-Sale properties, net of tax	—	4,758

Total	$8,967	$10,390

Service Operations primarily consist of the leasing, management, construction management, general contractor and development services for joint venture properties and properties owned by third parties, as well as sales of Build-for-Sale properties. These operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners. Earnings from Service Operations decreased from $10.4 million for the three months ended June 30, 2008 to $9.0 million for the three months ended June 30, 2009. The decrease was primarily a result of gains on the sale of two properties totaling $4.8 million net of tax for the three months ended June 30, 2008 compared to no net gain on sale of Build-for-Sale properties in the same period in 2009. This was somewhat offset by an increase in net general contractor revenues in the second quarter of 2009 compared to the same period in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased from $75.5 million during the second quarter of 2008 to $86.7 million for the same period in 2009 primarily due to increases in our held-for-rental asset base from properties acquired or consolidated and developments placed in service during 2008 and 2009.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings decreased from $6.9 million in the three months ended June 30, 2008 to $2.5 million for the same period in 2009. In April 2009, we consolidated two of our retail joint ventures as the result of obtaining control of those ventures, resulting in a decrease of $1.2 million in equity in earnings for the three months ended June 30, 2009 compared to the same period in 2008. Equity in earnings also decreased because of our share of the gain on sale of a property from an unconsolidated subsidiary in the second quarter of 2008 totaling $851,000, compared to no such sales in the three months ended June 30, 2009. The remaining decrease in equity in earnings is primarily the result of a decrease in occupancy in various properties within certain of our joint ventures.

Impairment Charges

Impairment charges classified in continuing operations consist of impairment recorded on our long-lived assets and investments as well as the write-off of previously capitalized costs of potential projects that we determined are no longer likely to be pursued. The increase from $2.0 million in the second quarter of 2008 to $17.1 million in the second quarter of 2009 is primarily due to the following activity:

•	We recognized $4.6 million of non-cash impairment charges on certain parcels of undeveloped land that were either sold in the second quarter of 2009 or identified as probable sales in the near future.

•

We recognized $6.2 million of non-cash impairment charges on five office and industrial buildings, four of which were sold in the second quarter of 2009 and one that we intend to contribute to an unconsolidated joint venture later in 2009. The buildings sold were not included in discontinued operations because of our continuing involvement, either through a noncontrolling equity interest or a property management agreement.

•	In June 2009 we recognized a $5.8 million charge on our investment in an unconsolidated joint venture.

The remaining activity in the second quarter of 2009, as well as the $2.0 million of activity in the second quarter of 2008, primarily pertained to costs previously capitalized for potential projects that we later determined would not be pursued.

General and Administrative Expense

General and administrative expenses increased from $6.9 million for the three months ended June 30, 2008 to $13.6 million for the same period in 2009. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $3.2 million as the result of a component of the annual 2009 stock-based compensation grant being approved in the second quarter of 2009, while the entire 2008 grant was approved in the first quarter of 2008. Also contributing to the increase was a $2.1 million increase in severance pay in the second quarter of 2009 as compared to the same period in 2008. Other than these two unusual expense items, we reduced our total direct and indirect costs by $7.1 million to compensate for a reduction in the volume of leasing and construction activity. Actual overhead costs allocated to leasing and construction decreased by $8.4 million, which, when netted with the $7.1 million savings, resulted in the remaining increase in general and administrative expenses.

Interest Expense

Interest expense increased from $47.8 million in the second quarter of 2008 to $52.0 million in the second quarter of 2009. This increase was primarily the result of an increase of $3.1 million in interest expense on secured debt, largely driven by the $156.0 million secured financings that we completed in February and March 2009.

During the first six months of 2009, we repurchased certain of our outstanding series of our unsecured notes, including our 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”) with a face value of $132.9 million. In addition, in the second quarter of 2009, we paid down a substantial portion of the LIBOR-based Duke Realty Limited Partnership (“DRLP”) unsecured line of credit with proceeds from the April 2009 common stock offering. These factors, along with a decrease in LIBOR rates, resulted in a $7.1 million decrease in unsecured interest costs; however, the resultant interest savings were more than offset by a $7.3 million decrease in capitalization of interest costs due to less development activity in 2009.

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

The operations of eleven buildings are classified as discontinued operations for the three months ended June 30, 2009 and June 30, 2008. These eleven buildings consist of four industrial and seven office properties. As a result, we classified losses, before impairment charges and gain on sales, of $(103,000) and $(159,000) in discontinued operations for the three months ended June 30, 2009 and 2008, respectively.

Of these properties, one was sold during the second quarter of 2009 and four were sold during the second quarter of 2008. An impairment charge of $(772,000) was recognized on the property sold in the second quarter of 2009 and is reported in discontinued operations. The gains on disposal of $9.5 million for the three months ended June 30, 2008 are also reported in discontinued operations.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $423.2 million for the six months ended June 30, 2008 to $445.7 million for the same period in 2009. The following table reconciles rental and related revenue from continuing operations by reportable segment to our total reported rental and related revenue from continuing operations for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$285,403	$276,476
Industrial	130,799	121,835
Non-reportable segments	29,498	24,937

Total	$445,700	$423,248

The following factors contributed to these results:

•

We acquired or consolidated nine properties and placed 43 developments in service from January 1, 2008 to June 30, 2009 that provided incremental revenues of $28.3 million for the first six months of 2009, as compared to the same period in 2008.

•

Lease termination fees, to the extent they are included in rental revenue from continuing operations, decreased from $5.0 million for the six months ended June 30, 2008 to $4.5 million for the same period in 2009.

•	The increase in rental revenues from acquired or developed properties was also offset by an increase in our reserves for doubtful receivables as a result of the current economic conditions.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$80,227	$75,276
Industrial	14,501	14,428
Non-reportable segments	8,432	5,449

Total	$103,160	$95,153

Real Estate Taxes:
Office	$38,733	$34,276
Industrial	17,936	15,218
Non-reportable segments	2,416	1,768

Total	$59,085	$51,262

Of the overall $8.0 million increase in rental expenses in the first six months of 2009, compared to the same period in 2008, $5.0 million was attributable to properties acquired and developments placed in service from January 1, 2008 to June 30, 2009.

Of the overall $7.8 million increase in real estate taxes in the first six months of 2009, compared to the same period in 2008, $3.0 million was attributable to properties acquired and developments placed in service from January 1, 2008 to June 30, 2009. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Service Operations:
General contractor revenue	$218,062	$162,394
General contractor costs	(202,615)	(154,421)

Net general contractor revenue	15,447	7,973
Service fee revenue	14,274	16,137
Service Operations general expenses	(12,406)	(14,437)
Gain on disposition of Build-for-Sale properties, net of tax	—	5,130

Total	$17,315	$14,803

Earnings from Service Operations increased from $14.8 million for the six months ended June 30, 2008 to $17.3 million for the six months ended June 30, 2009. The increase was primarily due to net general contractor revenue being lower than usual in the first six months of 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts. This increase was somewhat offset by gains on the sale of two properties totaling $5.1 million net of tax for the six months ended June 30, 2008 compared to no net gain on sale of Build-for-Sale properties in the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from $151.1 million for the first half of 2008 to $166.7 million for the same period in 2009 primarily due to increases in our held-for-rental asset base from properties acquired or consolidated and developments placed in service during 2008 and 2009.

Equity in Earnings

Equity in earnings decreased from $17.0 million in the six months ended June 30, 2008 to $5.0 million for the same period in 2009. In April 2009, we consolidated two of our retail joint ventures as the result of obtaining control of those ventures, resulting in a decrease of $2.3 million in equity in earnings for the six months ended June 30, 2009 compared to the same period in 2008. Equity in earnings also decreased because of our share of the gain on sale of two properties from unconsolidated subsidiaries in the first six months of 2008 totaling $5.1 million, compared to no such sales in the same period in 2009. The remaining decrease in equity in earnings is primarily the result of a decrease in occupancy in various properties within certain of our joint ventures.

Impairment Charges

Impairment charges classified in continuing operations consist of impairment recorded on our long-lived assets and investments as well as the write-off of previously capitalized costs of potential projects that we determined are no longer likely to be pursued. The increase from $2.8 million in the six months ended June 30, 2008 to $17.5 million in the same period in 2009 is primarily due to the following activity:

•	We recognized $4.6 million of non-cash impairment charges on certain parcels of undeveloped land that were either sold in the second quarter of 2009 or identified as probable sales in the near future.

•

We recognized $6.2 million of non-cash impairment charges on five office and industrial buildings, four of which were sold in the second quarter of 2009 and one that we intend to contribute to an unconsolidated joint venture later in 2009. The buildings sold were not included in discontinued operations because of our continuing involvement, either through a noncontrolling equity interest or a property management agreement.

•	In June 2009 we recognized a $5.8 million charge on our investment in an unconsolidated joint venture.

The remaining activity in the six months ended June 30, 2009, as well as the $2.8 million of activity in the six months ended June 30, 2008, primarily pertained to costs previously capitalized for potential projects that we later determined would not be pursued.

General and Administrative Expense

General and administrative expenses increased from $19.1 million for the six months ended June 30, 2008 to $23.5 million for the same period in 2009. The increase in general and administrative expenses from the six months ended June 30, 2008 is primarily the result of a $3.3 million increase in severance pay. Other than this unusual expense item, we reduced our total direct and indirect costs by $14.4 million to compensate for a reduction in the volume of leasing and construction activity. Actual overhead costs allocated to leasing and construction decreased by $15.5 million, which, when netted with the $14.4 million savings, resulted in the remaining increase in general and administrative expenses.

Interest Expense

Interest expense increased from $95.9 million for the six months ended June 30, 2008 to $104.1 million for the same period in 2009. This increase is primarily the result of an increase of $3.9 million in interest expense on secured debt, largely driven by the $156.0 million secured financings that we had in February and March 2009.

During 2009, we repurchased certain of our outstanding series of our unsecured notes, including Exchangeable Notes with a face value of $132.9 million. In addition, in the second quarter of 2009, we paid down a substantial portion of the LIBOR-based DRLP unsecured line of credit with proceeds from the April 2009 common stock offering. These factors, along with a decrease in LIBOR rates, resulted in an $11.7 million decrease in unsecured interest costs; however, the resulting interest savings were more than offset by a decrease of $14.3 million in capitalization of interest costs due to less development activity in 2009.

Gain on Extinguishment of Debt

During the first six months of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our Exchangeable Notes. In total, we repurchased unsecured notes that had a face value of $191.0 million for $150.0 million, recognizing a net gain on extinguishment of approximately $34.5 million after considering the write-off of unamortized deferred financing costs and discounts.

Discontinued Operations

The operations of eleven buildings are currently classified as discontinued operations for the six months ended June 30, 2009 and June 30, 2008. These eleven buildings consist of four industrial and seven office properties. As a result, we classified income, before impairment charges and gain on sales, of $82,000 and $2.6 million in discontinued operations for the six months ended June 30, 2009 and 2008, respectively.

Of these properties, three were sold during the first six months of 2009 and five were sold during the first six months of 2008. The gains on disposal of these properties of $5.2 million and $10.6 million for the six months ended June 30, 2009 and 2008, respectively, are also reported in discontinued operations, as well as an impairment charge of $(772,000) recognized on one of the three properties sold in the first six months of 2009.

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

We are constantly monitoring the state of the capital markets and actively managing our capital needs, such as development expenditures and commitments. We will continue to utilize the Partnership’s $1.3 billion unsecured revolving line of credit, of which only $78.0 million was outstanding as of June 30, 2009, to complete development projects currently under construction. We have substantially reduced our level of new development activity and are focused on the completion and lease-up of under construction and recently completed projects. In addition, we anticipate using multiple sources of capital, including secured debt financings in the near future, to meet our long-term capital needs.

In April 2009, the General Partner received $551.9 million of net proceeds from the issuance of approximately 72.5 million shares of its common stock. The net proceeds from the offering were contributed to us by the General Partner for an additional interest in the Partnership and then used to repay outstanding borrowings under the Partnership’s $1.3 billion unsecured revolving line of credit as well as for general corporate purposes.

In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at 7.375% and $250.0 million of senior unsecured notes due in 2019 bearing interest at 8.25%.

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

We are subject to a number of risks as a result of the current economic downturn, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. These risks may be heightened as a result of the current economic conditions. In the first six months of 2009, we recognized $3.8 million of expense related to reserving doubtful receivables compared to $733,000 in the first six months of 2008.

Secured Debt Financing

We intend to use a portion of our 454 in-service unencumbered properties as of June 30, 2009 as a source of collateral for future secured financings. We are currently in various stages of negotiation with multiple lenders for additional secured debt financings. We expect secured debt to be a significant component, relative to other sources, of the additional liquidity we generate in the near term.

Unsecured Debt and Equity Securities

We use the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of June 30, 2009.

On July 31, 2009, we and the General Partner filed with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of the Partnership’s unsecured line of credit and other long-term debt upon maturity.

Sale of Real Estate Assets

We pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity. Our ability to dispose of such properties is dependent on the availability of credit to potential buyers. In light of recent market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market, and declining equity and real estate markets, we may be unable to dispose of such properties quickly, if at all, or on favorable terms.

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

We have a 20% equity interest in an unconsolidated joint venture that will acquire up to $800.0 million of our newly developed build-to-suit projects over a three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. During the six months ended June 30, 2009, the joint venture acquired three properties from us and we received net proceeds, commensurate to our partner’s ownership interest, of approximately $31.9 million.

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

Recurring Expenditures

One of the principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Recurring tenant improvements	$16,047	$18,734
Recurring leasing costs	17,761	10,600
Building improvements	2,901	2,670

Totals	$36,709	$32,004

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.25 per Common Unit in the first quarter of 2009 and $0.17 per Common Unit, after considering the additional issuance of equity in April 2009, in the second quarter of 2009. The General Partner’s board of directors declared distributions of $0.17 per Common Unit for the third quarter of 2009. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At June 30, 2009, the General Partner had six series of preferred shares outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at June 30, 2009 had a face value totaling $3.8 billion with a weighted average interest rate of 5.92% maturing at various dates through 2028. We had $3.0 billion of unsecured debt, $92.9 million outstanding on our unsecured lines of credit and $665.0 million of secured debt outstanding at June 30, 2009. Scheduled principal amortization, repurchases and maturities of such debt totaled $316.0 million for the six months ended June 30, 2009.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2009 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities (1)	Total
Remainder of 2009	$5,836	$121,440	$127,276	7.79%
2010	11,460	235,728	247,188	4.04%
2011	11,624	865,375	876,999	5.14%
2012	9,772	201,668	211,440	5.90%
2013	9,824	475,000	484,824	6.50%
2014	10,119	272,111	282,230	6.44%
2015	8,791	—	8,791	6.27%
2016	7,999	490,900	498,899	6.16%
2017	6,515	469,324	475,839	5.94%
2018	4,679	300,000	304,679	6.09%
2019	3,365	154,438	157,803	7.54%
Thereafter	24,439	50,000	74,439	6.83%

	$114,423	$3,635,984	$3,750,407	5.92%

(1)	The balance outstanding on the Partnership’s unsecured line of credit is included in debt maturities for 2010. This line of credit may be extended to 2011 at our option.

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations, which will increase as the result of reducing our annual distributions and development expenditures, as well as by raising additional capital which, in the near term, is expected to occur mainly through secured debt financings and asset dispositions.

Historical Cash Flows

Cash and cash equivalents were $26.7 million and $17.9 million at June 30, 2009 and 2008, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2009	2008
Net Cash Provided by Operating Activities	$188.2	$119.3

Net Cash (Used for) Investing Activities	$(114.8)	$(255.7)

Net Cash Provided by (Used for) Financing Activities	$(69.0)	$107.2

Operating Activities

The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we have historically developed Build-for-Sale properties with the intent to sell them at or soon after completion. We have ceased new Build-for-Sale development activity to focus on completion of projects that were started in 2008 and have virtually halted all new development activity pending improvements in the economy and capital markets. Build-for-Sale development activity has historically represented a significant use of operating cash, while the proceeds from related sales provided another source of operating cash flow activity.

•

During the six-month period ended June 30, 2009 we incurred Build-for-Sale property development costs of $16.4 million, compared to $108.8 million for the same period ended June 30, 2008. The difference is reflective of the planned reduction in new development.

•

We sold three Build-for-Sale properties in the first six months of 2009, compared to two such properties sold in the same period in 2008, receiving net proceeds of $31.9 million and $50.8 million, respectively. We recognized an impairment charge on these properties, net of tax, of $229,000 in the first six months of 2009, compared to a $5.1 million gain, net of tax, on the properties sold in the same period in 2008.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held-for-rental development costs decreased to $149.2 million for the six-month period ended June 30, 2009 from $268.2 million for the same period in 2008 largely as the result of the planned reduction in new development.

•

During the first six months of 2009, we paid cash of $16.6 million for real estate acquisitions and $5.5 million for undeveloped land acquisitions, compared to $11.3 million for real estate acquisitions and $18.0 million for acquisitions of undeveloped land in the same period in 2008. All of the real estate acquired in both periods consisted of industrial properties in our Savannah, Georgia market.

•	Sales of land and depreciated property provided $100.2 million in net proceeds for the six-month period ended June 30, 2009 compared to $69.3 million for the same period in 2008.

•

We received capital distributions (as a result of the sale of properties or refinancing) of $45.7 million from unconsolidated companies for the six-month period ended June 30, 2008. We received no capital distributions from unconsolidated companies during the first six months of 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first six months of 2009 compared to the same period in 2008:

•

In February 2009, we repaid $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date. This compares to repayments of $125.0 million and $100.0 million of senior unsecured notes with effective interest rates of 3.36% and 6.76% on their scheduled maturity dates in January 2008 and May 2008, respectively.

•

Throughout the first six months of 2009, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011, including Exchangeable Notes with a face value of $132.9 million. In total, cash payments of $150.0 million were made to repurchase notes with a face value of $191.0 million.

•

In February and March 2009, we received cash proceeds of $156.0 million from two 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears a weighted average interest rate of 7.6% and matures in 2019.

•

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.9 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership and were used to repay outstanding borrowings under the Partnership’s unsecured line of credit and for other general purposes.

•

In order to retain additional cash to help meet our capital needs, we reduced our quarterly distribution beginning in the first quarter of 2009. We paid cash distributions of $0.25 and $0.17 per Common Unit in February and May 2009, respectively, compared to cash distributions of $0.48 per Common Unit in both February and May 2008. The reduction in the cash distributions per unit from $0.25 per Common Unit to $0.17 per Common Unit was necessary, as the result of the issuance of additional General Partner Units for the General Partner’s April 2009 common stock offering, for us to maintain our planned level of aggregate distributions for 2009.

•

We decreased net borrowings on the Partnership’s $1.3 billion line of credit by $396.0 million for the six months ended June 30, 2009 compared to a decrease of $56.0 million for the same period in 2008.

•

In February 2008, we received net proceeds of approximately $290.1 million from the General Partner’s issuance of shares of its Series O Cumulative Redeemable Preferred Stock; we had no new preferred equity issuances in the same period in 2009.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of Industrial, Office and Retail real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 6% and 9% of our total assets as of June 30, 2009 and December 31, 2008, respectively. Total assets of our unconsolidated subsidiaries were $2.5 billion and $2.6 billion as of June 30, 2009 and December 31, 2008. The combined revenues of our unconsolidated subsidiaries totaled approximately $129.8 million and $121.0 million for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans was approximately $368.2 million at June 30, 2009.

Recent Accounting Pronouncements

On January 1, 2009, we adopted FASB Staff Position No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the debt and equity components of certain convertible instruments. Our Exchangeable Notes issued in November 2006 have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes are subject to the accounting changes required by FSP APB 14-1. FSP APB 14-1 requires that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense.

At June 30, 2009, the Exchangeable Notes had $442.2 million of principal outstanding, an unamortized discount of $13.9 million and a net carrying amount of $428.2 million. The carrying amount of the equity component was $34.7 million at June 30, 2009. Subsequent to the implementation of FSP APB 14-1, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense on Exchangeable Notes, excluding effect of FSP APB 14-1	$4,225	$5,391	$9,132	$10,781

Effect of FSP ABP 14-1	1,356	1,621	2,975	3,218

Total interest expense on Exchangeable Notes	$5,581	$7,012	$12,107	$13,999

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at June 30, 2009.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate secured debt	$5,126	$10,710	$22,979	$10,158	$8,944	$598,345	$656,262	$599,363
Weighted average interest rate	6.91%	6.91%	7.16%	6.76%	6.61%	6.44%

Variable rate secured debt	$710	$750	$785	$1,282	$880	$4,335	$8,742	$8,742
Weighted average interest rate	3.48%	3.48%	3.47%	4.01%	3.47%	3.53%

Fixed rate unsecured notes	$121,440	$157,728	$838,312	$200,000	$475,000	$1,200,000	$2,992,480	$2,348,465
Weighted average interest rate	7.86%	5.37%	5.15%	5.87%	6.50%	6.21%

Unsecured lines of credit	$—	$78,000	$14,923	$—	$—	$—	$92,923	$89,609
Rate at June 30, 2009	N/A	0.96%	1.16%	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of June 30, 2009, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

At December 31, 2008, the redemption value of our unsecured notes was $3.3 billion and we estimated the fair value of those unsecured notes to be $2.2 billion. Our unsecured notes are thinly traded and our estimate of the fair value of those notes, when compared to their redemption value, has increased since December 31, 2008 largely as the result of recent comparable trades being completed at lower discounts.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2009, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described in our 2008 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase shares of its common stock under a repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”). In October 2008, the General Partner’s board of directors adopted a resolution (the “October 2008 Resolution”) that reaffirmed management’s authority to repurchase shares of the General Partner’s common stock under the Repurchase Program and also amended the Repurchase Program to permit the repurchase of outstanding series of the General Partner’s preferred shares, as well as any outstanding series of debt securities. The October 2008 Resolution also limited management’s authority to repurchase a maximum of $75.0 million of the General Partner’s common shares, $75.0 million of debt securities and $25.0 million of the General Partner’s preferred shares. The authority to repurchase such securities expires in October 2009. In December 2008, the General Partner’s board of directors granted management further authority, in addition to the previous $75.0 million authorization, to repurchase any outstanding debt securities maturing through December 31, 2011. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended June 30, 2009:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April	12,475	$7.41	12,475
May	16,525	$9.18	16,525
June	14,267	$9.05	14,267

Total	43,267	$8.62	43,267

(1)	All 43,267 shares repurchased represent common shares of the General Partner repurchased under our Employee Stock Purchase Plan.

Item 3.	Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of distributions or other material uncured delinquency with respect to any class of our preferred equity.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 29, 2009, the General Partner held its 2009 annual meeting of shareholders (the “Annual Meeting”). The General Partner’s shareholders were asked to take action to (a) elect directors to serve on its board of directors until the General Partner’s annual meeting of shareholders in 2010, (b) ratify the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2009 and (c) approve the General Partner’s Amended and Restated 2005 Long-Term Incentive Plan, which includes an increase in the number of shares of its common stock that may be issued thereunder by 3,900,000 shares, and re-approve a list of qualified business criteria for performance-based awards in order to preserve Federal income tax deductions.

At the Annual Meeting, the General Partner’s shareholders elected each of Thomas J. Baltimore, Jr., Barrington H. Branch, Geoffrey Button, William Cavanaugh, III, Ngaire E. Cuneo, Charles R. Eitel, Dr. Martin C. Jischke, L. Ben Lytle, Dennis D. Oklak, Jack R. Shaw, Lynn C. Thurber, and Robert J. Woodward, Jr. to serve as directors for a one-year term. The number of votes cast for and withheld from each of the director nominees was as follows:

NOMINEE	FOR	WITHHELD
Thomas J. Baltimore, Jr.	129,092,736	3,375,251
Barrington H. Branch	129,092,736	3,463,798
Geoffrey Button	127,977,482	4,490,505
William Cavanaugh III	128,915,192	3,552,795
Ngaire E. Cuneo	125,780,812	6,687,175
Charles R. Eitel	129,110,870	3,357,117
Dr. Martin C. Jischke	128,355,659	4,112,328
L. Ben Lytle	128,445,587	4,022,400
Dennis D. Oklak	127,313,373	5,154,614
Jack R. Shaw	129,036,525	3,431,462
Lynn C. Thurber	129,134,506	3,333,481
Robert J. Woodward, Jr.	129,069,062	3,398,925

The holders of 130,699,725 shares of the General Partner’s common stock voted FOR the ratification of the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2008, the holders of 1,322,014 shares voted AGAINST such appointment, and the holders of 436,248 ABSTAINED from voting on such matters. As a result, this proposal was approved.

The holders of 89,072,993 shares of the General Partner’s common stock voted FOR the approval of the Amended and Restated 2005 Long-Term Incentive Plan, the holders of 8,316,054 shares voted AGAINST approval of such matter, and the holders of 432,877 shares ABSTAINED from voting on such matter. As a result, this proposal was approved.

Item 5.	Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner’s board of directors.

Item 6.	Exhibits

(a)	Exhibits

3.1	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

10.1	Third Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K as filed with the SEC on August 5, 2009, File No. 000-20625, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.**

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.*

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.*

*	Filed herewith.
**	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: August 10, 2009	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and
Chief Financial Officer of the General Partner