Form 10-Q
period 2009-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2009-11-12
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2009
Common Units, $.01 par value per unit	230,627,945 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,129,852	$1,077,362
Buildings and tenant improvements	5,302,778	5,220,561
Construction in progress	144,748	159,330
Investments in and advances to unconsolidated companies	483,882	693,503
Undeveloped land	666,175	806,379

	7,727,435	7,957,135
Accumulated depreciation	(1,274,728)	(1,167,113)

Net real estate investments	6,452,707	6,790,022

Cash and cash equivalents	155,991	22,285
Accounts receivable, net of allowance of $4,901 and $1,777	23,880	28,026
Straight-line rent receivable, net of allowance of $4,500 and $4,086	132,763	123,863
Receivables on construction contracts, including retentions	32,446	75,100
Deferred financing costs, net of accumulated amortization of $44,662 and $38,046	45,994	47,904
Deferred leasing and other costs, net of accumulated amortization of $228,147 and $195,034	382,784	369,224
Escrow deposits and other assets	212,455	234,018

	$7,439,020	$7,690,442

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$783,425	$507,351
Unsecured notes	3,133,879	3,285,980
Unsecured lines of credit	15,299	483,659

	3,932,603	4,276,990

Construction payables and amounts due subcontractors, including retentions	66,790	105,227
Accrued real estate taxes	114,529	78,483
Accrued interest	40,701	56,376
Other accrued expenses	36,090	44,835
Other liabilities	203,426	187,425
Tenant security deposits and prepaid rents	37,142	41,348

Total liabilities	4,431,281	4,790,684

Partners’ equity:
General Partner
Common equity (223,981 and 148,420 General Partner Units issued and outstanding)	1,958,379	1,840,002
Preferred equity (4,067 Preferred Units issued and outstanding)	1,016,625	1,016,625

	2,975,004	2,856,627
Limited Partners’ common equity (6,630 and 6,779 Limited Partner Units issued and outstanding)	31,957	47,835
Accumulated other comprehensive income (loss)	(6,440)	(8,652)

Total partners’ equity	3,000,521	2,895,810
Noncontrolling interests	7,218	3,948

Total equity	3,007,739	2,899,758

	$7,439,020	$7,690,442

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
		(Revised)		(Revised)
Revenues:
Rental and related revenue	$224,013	$215,264	$669,713	$638,512
General contractor and service fee revenue	100,880	93,316	335,412	271,847

	324,893	308,580	1,005,125	910,359

Expenses:
Rental expenses	49,921	48,045	153,081	143,198
Real estate taxes	30,096	25,750	89,181	77,012
General contractor and Service Operations expenses	96,241	96,155	319,352	266,878
Depreciation and amortization	87,647	74,229	254,325	225,358

	263,905	244,179	815,939	712,446

Other operating activities:
Equity in earnings of unconsolidated companies	2,364	204	7,353	17,184
Gain on disposition of Build-for-Sale properties	—	20,338	—	26,657
Earnings from sales of land	—	4,469	357	8,491
Undeveloped land carrying costs	(2,601)	(1,686)	(7,646)	(5,746)
Impairment charges	(285,168)	(2,474)	(302,637)	(5,273)
General and administrative expense	(11,233)	(10,448)	(34,713)	(29,500)

	(296,638)	10,403	(337,286)	11,813

Operating income (loss)	(235,650)	74,804	(148,100)	209,726
Other income (expenses):
Interest and other income (expense), net	796	205	924	1,223
Interest expense	(57,719)	(50,071)	(161,746)	(146,001)
Gain (loss) on debt transactions	(13,631)	—	20,880	—
Loss on business combinations	—	—	(999)	—

Income (loss) from continuing operations before income taxes	(306,204)	24,938	(289,041)	64,948
Income tax benefit (expense)	(7,947)	4,239	(2,053)	4,915

Income (loss) from continuing operations	(314,151)	29,177	(291,094)	69,863
Discontinued operations:
Income before impairment charges and gain on sales	—	466	36	3,092
Impairment charges	—	—	(772)	—
Gain on sale of depreciable properties	—	1,299	5,168	11,940

Income from discontinued operations	—	1,765	4,432	15,032
Net income (loss)	(314,151)	30,942	(286,662)	84,895
Distributions on Preferred Units	(18,363)	(18,866)	(55,089)	(53,038)
Net loss attributable to noncontrolling interests	86	211	173	503

Net income (loss) attributable to common unitholders	$(332,428)	$12,287	$(341,578)	$32,360

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(1.44)	$.07	$(1.73)	$.10
Discontinued operations attributable to common unitholders	—	.01	.02	.10

Total	$(1.44)	$.08	$(1.71)	$.20

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(1.44)	$.07	$(1.73)	.10
Discontinued operations attributable to common unitholders	—	.01	.02	.10

Total	$(1.44)	$.08	$(1.71)	$.20

Weighted average number of Common Units outstanding	230,599	154,604	200,232	154,407

Weighted average number of Common Units and potential dilutive securities	230,599	154,836	200,232	154,623

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30,

(in thousands)

(Unaudited)

	2009	2008
		(Revised)
Cash flows from operating activities:
Net income (loss)	$(286,662)	$84,895
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	200,370	179,699
Amortization of deferred leasing and other costs	54,303	51,257
Amortization of deferred financing costs	10,134	10,134
Straight-line rent adjustment	(17,166)	(13,523)
Impairment charges	303,409	5,273
Gain on debt transactions	(20,880)	—
Loss on business combination	999	—
Earnings from land and depreciated property sales	(5,525)	(20,431)
Build-for-Sale operations, net	14,080	31,558
Construction contracts, net	2,482	(12,748)
Other accrued revenues and expenses, net	39,791	7,336
Operating distributions received in excess of equity	—	—
in earnings from unconsolidated companies	8,973	6,730

Net cash provided by operating activities	304,308	330,180

Cash flows from investing activities:
Development of real estate investments	(219,346)	(365,781)
Acquisition of real estate investments and related intangible assets	(16,591)	(20,123)
Acquisition of undeveloped land	(5,474)	(35,564)
Recurring tenant improvements, leasing costs and building improvements	(55,976)	(52,396)
Other deferred leasing costs	(11,190)	(18,930)
Other deferred costs and other assets	(6,546)	(8,615)
Proceeds from land and depreciated property sales, net	113,072	85,717
Capital distributions from unconsolidated companies	—	65,553
Capital contributions and advances to unconsolidated companies, net	(17,542)	(78,760)

Net cash used for investing activities	(219,593)	(428,899)

Cash flows from financing activities:
Contributions from the General Partner	551,594	14,020
Proceeds from issuance of Preferred Units, net	—	290,000
Proceeds from unsecured debt issuance	500,000	325,000
Payments on and repurchases of unsecured debt	(624,875)	(225,000)
Proceeds from secured debt financings	285,339	—
Payments on secured indebtedness including principal amortization	(8,823)	(43,103)
Payments on lines of credit, net	(468,360)	(12,358)
Distributions to common unitholders	(117,128)	(223,171)
Distributions to preferred unitholders	(55,089)	(53,038)
Contributions from noncontrolling interests, net	3,443	731
Cash settlement of interest rate swaps	—	(14,625)
Deferred financing costs	(17,110)	(3,661)

Net cash provided by financing activities	48,991	54,795

Net increase (decrease) in cash and cash equivalents	133,706	(43,924)
Cash and cash equivalents at beginning of period	22,285	47,046

Cash and cash equivalents at end of period	$155,991	$3,122

Non-cash investing and financing activities:
Conversion of Limited Partner Units to common shares of the General Partner	$626	$2,291

Assumption of secured debt for real estate acquisitions	$—	$39,480

Contribution of property to, net of debt assumed by, unconsolidated companies	$8,054	$113,688

Consolidation of previously unconsolidated companies	$206,852	$—

Distribution of property from partner in unconsolidated company	$—	$28,577

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the nine months ended September 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders					Non- Controlling Interests	Total Equity
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income	Total Partners’ Equity
	Common Equity	Preferred Equity
Balance at December 31, 2008	$1,840,002	$1,016,625	$47,835	$(8,652)	$2,895,810	$3,948	$2,899,758
Comprehensive income:
Net loss	(330,168)	55,089	(11,410)	—	(286,489)	(173)	(286,662)
Derivative instrument activity	—	—	—	2,212	2,212	—	2,212

Comprehensive loss					$(284,277)	$(173)	$(284,450)
Conversion of Limited Partner Units to common shares of the General Partner	626	—	(626)	—	—	—	—
Capital Contribution from General Partner	551,862	—	—	—	551,862	—	551,862
Stock based compensation plan activity	9,343	—	—	—	9,343	—	9,343
Distributions to Preferred Unitholders	—	(55,089)	—	—	(55,089)	—	(55,089)
Distributions to Partners ($.59 per Common Unit)	(113,286)	—	(3,842)	—	(117,128)	—	(117,128)
Contributions from noncontrolling interests, net	—	—	—	—	—	3,443	3,443

Balance at September 30, 2009	$1,958,379	$1,016,625	$31,957	$(6,440)	$3,000,521	$7,218	$3,007,739

Common Units outstanding at September 30, 2009	223,981		6,630		230,611

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit. The 2008 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Our audited financial statements, as adjusted for the retrospective application of new accounting standards, are included as Exhibit 99.2 to a Current Report on Form 8-K filed on July 22, 2009. The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 or on our Current Report on Form 8-K filed on July 22, 2009.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.1% of the common Partnership interest as of September 30, 2009 (“General Partner Units”). The remaining 2.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines, in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, which is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.	New Accounting Pronouncements

Fair Value Accounting

Based on the guidance provided by the Financial Accounting Standards Board (“FASB”), we only implemented the new accounting standards on fair value measurements as of January 1, 2008, for financial instruments. The new standard on fair value measurements (FASB Accounting Standard Codification (“ASC”) 820) was adopted on January 1, 2009 for nonfinancial long-lived asset groups that may be measured at fair value for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

Additional transition guidance, which was effective for us on April 1, 2009, provides criteria to enable a determination to be made as to whether or not a market is active. If markets are determined to be inactive, then an analysis is required as to whether an individual market transaction is not indicative of fair value, potentially requiring fair value to be estimated utilizing inputs other than market transactions.

Further authoritative guidance regarding valuation methodologies that are acceptable for measuring the fair value of a liability will become effective for us on October 1, 2009. We do not expect the new guidance to have a material impact on our results of operations or financial position.

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Convertible Debt Accounting

On January 1, 2009, we adopted a new accounting standard (FASB ASC 470) for convertible debt instruments that may be settled in cash upon conversion. This new standard requires separate accounting for the debt and equity components of certain convertible instruments. Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), issued in November 2006, have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes are subject to the accounting changes required by this new standard, which requires that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense. We are required to apply this new accounting standard retrospectively to prior periods.

At September 30, 2009, the Exchangeable Notes had $235.4 million of principal outstanding, an unamortized discount of $6.7 million and a net carrying amount of $228.7 million. The carrying amount of the equity component was $34.7 million at September 30, 2009. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$3,499	$5,391	$12,631	$16,172

Effect of accounting for convertible debt	1,321	1,646	4,296	4,865

Total interest expense on Exchangeable Notes	$4,820	$7,037	$16,927	$21,037

Purchase Accounting

On January 1, 2009, we adopted a new accounting standard (FASB ASC 805) on purchase accounting, which requires acquisition related costs to be immediately expensed as period costs. This new standard also requires that 100% of the assets and liabilities of an acquired entity, as opposed to the amount proportional to the portion acquired, must be recorded at fair value upon an acquisition and that a gain or loss must be recognized for the difference between the fair value and the carrying value of any existing ownership interests in acquired entities. Finally, this new standard requires that contingencies arising from a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period.

Noncontrolling Interests

On January 1, 2009, we adopted a new accounting standard (FASB ASC 810) on noncontrolling interests, which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of total equity, resulting in changes to the presentation of the noncontrolling interests in the consolidated balance sheets and statements of operations. This new standard also modifies the accounting for changes in the level of ownership in consolidated subsidiaries. The reclassification of noncontrolling interests on the consolidated statements of operations caused a decrease of $211,000 and $503,000 to previously reported net income for the three and nine months ended September 30, 2008, respectively.

Participating Securities

During the first quarter of 2009, we adopted a new accounting standard (FASB ASC 260-10) on participating securities, which we have applied retrospectively to prior period calculations of basic and diluted earnings per Common Unit. Pursuant to this new standard, certain of the General Partner’s share-based awards are considered participating securities because they earn dividend equivalents that are not forfeited even if the underlying award does not vest.

The effect of including the General Partner’s share-based awards as participating securities resulted in a decrease to basic net income attributable to common unitholders of approximately $409,000 and $1.2 million in the three and nine months ended September 30, 2008, respectively. Because those share-based awards were included as participating securities for computation of basic net income per Common Unit, applying the treasury stock method to those share-based awards would have been anti-dilutive for computing diluted earnings per Common Unit, thus the implementation of this new standard also resulted in a decrease to diluted net income attributable to common unitholders of approximately $409,000 and $1.2 million and a reduction in dilutive potential units outstanding of approximately 508,000 and 482,000 in the three and nine months ended September 30, 2008, respectively.

Subsequent Events

During the second quarter of 2009, we adopted a new accounting standard (FASB ASC 855) on subsequent events, which codifies authoritative guidance within the GAAP hierarchy for the accounting for, and disclosure of, subsequent events. This new standard does not change our existing accounting practices for subsequent events, as it is a codification of authoritative guidance that was previously included in generally accepted auditing standards.

Interim Fair Value of Financial Instruments Disclosures

During the second quarter of 2009, we adopted a new accounting standard (FASB ASC 825) on interim disclosures regarding the fair value of financial instruments, which requires the fair value of our debt to be disclosed on a quarterly basis in the notes to the financial statements. These disclosures were previously only required to be made annually. The required disclosures are made in Note 5.

FASB Codification

During the third quarter of 2009, we adopted the FASB’s new codification standard, which reorganized all existing authoritative pronouncements from the various U.S. accounting standard setters into one comprehensive body of literature. The codification has no effect on any of our accounting policies.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates the primarily quantitative model currently in effect to determine the primary beneficiary of a variable interest entity (“VIE”) and replaces it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. SFAS 167 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to the VIEs. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. SFAS 167 will be effective for fiscal years and interim periods beginning after November 15, 2009. We are still evaluating the effect of adopting SFAS 167.

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

A summary of the fair value of amounts recognized for each major class of assets and liabilities acquired is as follows (in thousands):

Operating rental properties	$176,038
Undeveloped land	6,500

Total real estate investments	182,538

Other assets	3,987
Lease related intangible assets	24,350

Total assets acquired	210,875

Liabilities assumed	(4,023)

Net recognized value of acquired assets and liabilities	$206,852

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

5.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2009 (in thousands):

	Book Value at 12/31/08	Book Value at 9/30/09	Fair Value at 12/31/08	Total Realized Losses/(Gains)	Issuances/ Payoffs	Adjustments to Fair Value	Fair Value at 9/30/09
Fixed rate secured debt	$499,061	$769,006	$438,049	$—	$278,500	$(7,019)	$709,530
Variable rate secured debt	8,290	14,419	8,290	—	6,839	(710)	14,419
Fixed rate unsecured notes	3,285,980	3,133,879	2,196,689	(42,028)	(124,875)	1,056,254	3,086,040
Unsecured lines of credit	483,659	15,299	477,080	—	(468,360)	5,422	14,142

Total	$4,276,990	$3,932,603	$3,120,108	$(42,028)	$(307,896)	$1,053,947	$3,824,131

Fixed Rate Secured Debt

In February, March and July 2009, we borrowed a total of $270.0 million from three 10-year fixed rate secured debt financings that are secured by 32 existing rental properties. The secured debt bears interest at a weighted average rate of 7.7% and matures at various points in 2019. In June 2009, we borrowed $8.5 million from two 6.5% 10-year fixed rate mortgages due in 2019, secured by two newly acquired properties. One of our consolidated subsidiaries also borrowed $6.8 million, bearing interest at LIBOR plus 2.70% and maturing in April 2012, on a secured construction loan during the three-month period ended September 30, 2009.

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

Fixed Rate Unsecured Debt

In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date. During the nine-month period ended September 30, 2009, we also repurchased portions of various series of senior unsecured notes, both on the open market and through cash tender offers, for $500.9 million. The total face value of these repurchases was $542.9 million. We recognized a gain of $27.5 million on the repurchases after writing off applicable issuance costs and other accounting adjustments. The aforementioned gains on repurchase were partially offset by a $6.6 million charge to write off fees paid for a cancelled secured debt transaction.

In August 2009, we issued $500.0 million of unsecured notes in two equal tranches. The first $250.0 million of the unsecured notes mature in February 2015 and bear interest at an effective rate of 7.50% while the other $250.0 million of the notes mature in August 2019 and bear interest at an effective rate of 8.38%.

We utilized multiple broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. As such, we have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2009.

Unsecured Lines of Credit

Our unsecured lines of credit as of September 30, 2009 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2009
Unsecured Line of Credit - Partnership	$1,300,000	January 2010	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$15,299

We have historically used the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. We repaid all outstanding amounts on this line of credit during the third quarter of 2009. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. The stated rate on the Partnership’s unsecured line of credit, as of September 30, 2009, was LIBOR plus .65%. We may, at our sole discretion, exercise an option to extend the maturity date of the Partnership’s line of credit to January 2011. This line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to fixed charge coverage, variable rate indebtedness, consolidated net worth and debt-to-asset value (with asset value being defined in the Partnership’s line of credit agreement). As of September 30, 2009, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.10% for outstanding borrowings as of September 30, 2009). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension option.

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

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

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2009 and 2008, respectively, we earned management fees of $6.2 million and $5.6 million, leasing fees of $2.9 million and $1.9 million and construction and development fees of $8.6 million and $9.6 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

8.	Net Income (Loss) Per Common Unit

Basic net income (loss) per Common Unit is computed by dividing net income (loss) attributable to common unitholders, less distributions on share-based awards expected to vest, by the weighted average number of Common Units outstanding for the period. Diluted net income (loss) per Common Unit is computed by dividing basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common unitholders	$(332,428)	$12,287	$(341,578)	$32,360
Less: Distributions on share-based awards expected to vest	(391)	(409)	(1,366)	(1,218)

Basic and diluted net income (loss) attributable to common unitholders	$(332,819)	$11,878	$(342,944)	$31,142

Weighted average number of Common Units outstanding	230,599	154,604	200,232	154,407
Other potential dilutive units (1)	—	232	—	216

Weighted average number of Common Units and potential dilutive securities	230,599	154,836	200,232	154,623

(1)	Excludes (in thousands of units) 7,692 and 7,280 of anti-dilutive potential units for the three months ended September 30, 2009 and 2008, respectively, and 7,810 and 7,648 of anti-dilutive potential units for the nine months ended September 30, 2009 and 2008, respectively, related to stock-based compensation plans. Also excludes (in thousands of units) the Exchangeable Notes that have 7,326 and 9,192 of anti-dilutive potential units for the three and nine months ended September 30, 2009, respectively, and 11,760 of anti-dilutive potential units for the three and nine months ended September 30, 2008.

9.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties, are collectively referred to as “Rental Operations.” Our healthcare and retail properties do not meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, as well as our Build-for-Sale operations (defined below), and is collectively referred to as “Service Operations”. Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

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

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental Operations:
Office	$142,259	$140,237	$427,662	$416,713
Industrial	63,837	62,856	194,636	184,691
Non-reportable Rental Operations segments	15,352	8,014	38,097	22,374
Service Operations	100,880	93,316	335,412	271,847

Total Segment Revenues	322,328	304,423	995,807	895,625
Other Revenue	2,565	4,157	9,318	14,734

Consolidated Revenue from continuing operations	324,893	308,580	1,005,125	910,359
Discontinued Operations	—	3,880	2,282	17,387

Consolidated Revenue	$324,893	$312,460	$1,007,407	$927,746

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$84,246	$84,648	$250,689	$251,572
Industrial	48,761	49,283	147,123	141,471
Non-reportable Rental Operations segments	10,120	5,174	24,691	14,029
Service Operations	4,639	17,499	16,060	31,626

	147,766	156,604	438,563	438,698
Non-Segment Items:
Interest expense	(57,719)	(50,071)	(161,746)	(146,001)
Impairment charges	(285,168)	(2,474)	(302,637)	(5,273)
Interest and other income	796	205	924	1,223
General and administrative expenses	(11,233)	(10,448)	(34,713)	(29,500)
Gain on land sales	—	4,469	357	8,491
Undeveloped land carrying costs	(2,601)	(1,686)	(7,646)	(5,746)
Gain (loss) on debt transactions	(13,631)	—	20,880	—
Loss on business combinations	—	—	(999)	—
Income tax benefit (expense)	(7,947)	4,239	(2,053)	4,915
Other non-segment income	869	2,364	4,948	11,230
Net loss attributable to noncontrolling interests	86	211	173	503
Joint venture items	10,907	14,462	35,366	44,993
Distributions on Preferred Units	(18,363)	(18,866)	(55,089)	(53,038)
Discontinued operations	—	1,497	(388)	8,690

Consolidated basic FFO attributable to common unitholders	(236,238)	100,506	(64,060)	279,185
Depreciation and amortization on continuing operations	(87,647)	(74,229)	(254,325)	(225,358)
Depreciation and amortization on discontinued operations	—	(1,031)	(348)	(5,598)
Partnership’s share of joint venture adjustments	(8,543)	(14,258)	(28,013)	(28,304)
Earnings from depreciated property sales on discontinued operations	—	1,299	5,168	11,940
Earnings from depreciated property sales-share of joint venture	—	—	—	495

Net income (loss) attributable to common unitholders	$(332,428)	$12,287	$(341,578)	$32,360

10.	Discontinued Operations

The operations of eleven buildings are currently classified as discontinued operations for the three- and nine-month periods ended September 30, 2009 and September 30, 2008. These eleven buildings consist of four industrial and seven office properties. Of these properties, three were sold during the first nine months of 2009 and eight were sold during 2008.

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$3,880	$2,282	$17,387
Operating expenses	—	(1,462)	(1,201)	(5,355)
Depreciation and amortization	—	(1,031)	(348)	(5,598)

Operating income	—	1,387	733	6,434
Interest expense	—	(921)	(697)	(3,342)

Income before impairment charges and gain on sales	—	466	36	3,092
Impairment charges	—	—	(772)	—
Gain on sale of depreciable properties	—	1,299	5,168	11,940

Income from discontinued operations	$—	$1,765	$4,432	$15,032

11.	Impairments and Other Charges

The following table illustrates impairment and other charges recognized during the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Land	$131,975	$—	$136,581	$—
Buildings	70,721	—	78,087	—
Investments in unconsolidated companies	50,687	—	56,437	—
Other real estate related assets	31,785	2,474	32,304	5,273

Impairment charges	285,168	2,474	303,409	5,273
Valuation allowance on deferred tax assets	12,273	—	12,273	—

Impairment and other charges	$297,441	$2,474	$315,682	$5,273

Impairment of Land and Buildings

In the third quarter of 2009, we completed a comprehensive review of our undeveloped land and, in so doing, finalized a disposition strategy that identified approximately 1,800 acres of non-strategic undeveloped land that we would likely dispose of rather than develop. We conducted an impairment analysis of our land targeted for disposition, which had a total cost basis of $385.3 million and, as the result of the refinement of our strategy, a significant portion of the non-strategic land was determined to be impaired. We recognized impairment charges of $132.0 million to write-down the land that was determined to be impaired to fair value. We utilized a market approach to determine fair value and, to the extent current comparable sales values were unavailable, made adjustments to historical comparable sales based on the Partnership’s understanding of current market conditions and the experience of our management team. Actual sales of our undeveloped land targeted for disposition could be at prices that differ significantly from our estimates and additional impairments may be necessary in the future in the event market conditions deteriorate further. Our valuation estimates primarily relied upon Level 3 inputs, as defined earlier in this report.

During the third quarter of 2009, we reviewed our existing portfolio of buildings and determined that several buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Additionally, we determined it appropriate to re-evaluate certain other buildings that were in various stages of the disposition process for impairment because new information was available since the end of the previous quarter. An impairment charge of $70.7 million was recognized for 25 office, industrial and retail buildings that were determined to be impaired, either as the result of a refinement in management’s strategy or changes in market conditions. In calculating the impairment charges for the aforementioned 25 buildings, we determined fair value using either the income approach or the market approach. The most significant assumptions, when using the income approach, included the discount rate as well as future occupancy levels, rental rates and capital expenditures. Fair value measurements for the buildings that were determined to be impaired relied primarily upon Level 3 inputs, as defined earlier in this report.

In the three-month period ended June 30, 2009, we recognized $6.6 million of impairment charges in continuing operations on office and industrial buildings that were sold or are under contract to be sold. We additionally recognized $4.6 million of impairment charges during the three-month period ended June 30, 2009 on certain parcels of undeveloped land that were sold. The buildings sold during the three-month period ended June 30, 2009 were not included in discontinued operations because of our continuing involvement, either through a noncontrolling equity interest or a property management agreement. The fair value used in determining the impairment charges for the aforementioned buildings and land was primarily based upon our realized, or contractually agreed, exit prices upon sale and, thus, we have determined that the valuations relied primarily upon Level 2 inputs, as defined earlier in this report. These charges were the result of increases in estimated capitalization rates and changes in market conditions that negatively affected values.

Impairment of Investments in Unconsolidated Subsidiaries

We have an investment in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development, operation and ultimate sale of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. The building is currently in the final stages of development. As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment during the three-month period ended September 30, 2009 and recognized an impairment charge to write off our $14.4 million investment, as we determined that an other-than-temporary decline in value had taken place. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately the obligation stemming from our joint and several guarantee of the joint venture loan, we recorded an additional liability of $36.3 million, and an equal charge to impairment expense, for our probable future obligations to the lender. The estimates of fair value utilized in determining the aforementioned charges relied primarily on Level 3 inputs, as defined earlier in this report.

Due to credit issues with its most significant tenant, an inability to renew third-party financing on acceptable terms and an increase to its projected capital expenditures, we analyzed an investment in an unconsolidated joint venture (the “Park Creek joint venture”) during the three-month period ended June 30, 2009 to determine whether there was an other-than-temporary decline in value. As the result of that analysis, we determined that an other-than-temporary decline in value had taken place and wrote our investment in the Park Creek joint venture down to its fair value, thus recognizing a $5.8 million impairment charge. We estimated the fair value of the Park Creek joint venture using the income approach and the most significant assumption in the estimate was the expected period of time in which we would hold our investment in the joint venture. We concluded that the estimate of fair value relied primarily upon Level 3 inputs, as defined earlier in this report.

Impairments of Other Real Estate Related Assets

We recognized $31.8 million of impairment charges on other real estate related assets during the three months ended September 30, 2009. The impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

Deferred Tax Asset Valuation Allowance

Changes in our development strategy in the third quarter of 2009 also caused us to reduce our projections of taxable income in our taxable REIT subsidiary. As the result of these changes in our projections, we determined it more likely than not that the taxable REIT subsidiary would not generate sufficient taxable income to realize any of its deferred tax assets. Accordingly, we recognized a $12.3 million charge to income tax expense in order to establish a full valuation allowance against the deferred tax assets. Income taxes, with the exception of this non-recurring charge, are not material to our operating results or financial position.

12.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on October 28, 2009:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	November 13, 2009	November 30, 2009
Preferred (per depositary unit):
Series J	$0.414063	November 16, 2009	November 30, 2009
Series K	$0.406250	November 16, 2009	November 30, 2009
Series L	$0.412500	November 16, 2009	November 30, 2009
Series M	$0.434375	December 17, 2009	December 31, 2009
Series N	$0.453125	December 17, 2009	December 31, 2009
Series O	$0.523438	December 17, 2009	December 31, 2009

Subsequent events have been evaluated through the issuance date of these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2009, we:

•

Owned or jointly controlled 766 industrial, office, healthcare and other properties, of which 752 properties with more than 132.9 million square feet are in service and 14 properties with more than 2.9 million square feet are under development. The 752 in-service properties are comprised of 545 consolidated properties with more than 91.3 million square feet and 207 jointly controlled properties with more than 41.6 million square feet. The 14 properties under development consist of 10 consolidated properties with approximately 1.4 million square feet and 4 jointly controlled properties with approximately 1.6 million square feet.

•	Owned, including through ownership interest in unconsolidated joint ventures, approximately 5,100 acres of land and controlled an additional 1,900 acres through purchase options.

Through our Service Operations reportable segment, which includes our taxable REIT subsidiary, we provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;

•	Property management;

•	Asset management;

•	Construction;

•	Development; and

•	Other tenant-related services.

Through our Service Operations, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. We do not anticipate that Build-for-Sale properties will represent a significant component of our operations in the future.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, healthcare and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of September 30, 2009 and 2008, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2009	2008	2009	2008	2009	2008
Industrial	56,843	56,344	62.3%	62.6%	87.8%	87.2%
Office	31,639	31,972	34.6%	35.5%	85.5%	87.7%
Other (Healthcare and Retail)	2,822	1,679	3.1%	1.9%	84.6%	87.8%

Total	91,304	89,995	100.0%	100.0%	86.9%	87.4%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of September 30, 2009. The table indicates square footage and annualized net effective rents (based on September 2009 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2009	1,473	$11,048	2%	798	$2,860	675	$8,188	—	$—
2010	7,883	56,247	9%	5,052	21,350	2,817	34,672	14	225
2011	9,578	68,753	11%	6,304	26,117	3,193	41,300	81	1,336
2012	8,750	64,775	10%	5,444	22,257	3,231	41,117	75	1,401
2013	10,679	84,149	13%	6,559	26,570	4,039	56,194	81	1,385
2014	8,541	60,913	10%	5,712	22,533	2,668	35,589	161	2,791
2015	7,737	48,458	8%	5,870	23,255	1,854	24,941	13	262
2016	5,859	37,055	6%	4,207	14,623	1,413	19,070	239	3,362
2017	4,983	41,031	7%	3,037	12,532	1,502	20,821	444	7,678
2018	3,253	40,974	6%	1,281	6,476	1,388	20,548	584	13,950
2019 and Thereafter	10,600	117,229	18%	5,649	28,076	4,256	73,450	695	15,703

Total Leased	79,336	$630,632	100%	49,913	$206,649	27,036	$375,890	2,387	$48,093

Total Portfolio Square Feet	91,304			56,843		31,639		2,822

Percent Occupied	86.9%			87.8%		85.5%		84.6%

Within our consolidated properties, we renewed 86.0% and 81.9% of our leases up for renewal in the three and nine months ended September 30, 2009, totaling approximately 3.2 million and 6.3 million square feet, respectively. This compares to renewals of 70.3% and 73.3% for the three and nine months ended September 30, 2008, which totaled approximately 1.5 million and 3.9 million square feet, respectively. There was a 0.8% decline and 1.5% growth, respectively, in average contractual rents on the renewals in the three and nine months ended September 30, 2009.

The average term of renewals for the three and nine months ended September 30, 2009 was 5.1 and 4.9 years, respectively, compared to an average term of 4.2 and 3.6 years for the three and nine months ended September 30, 2008, respectively.

Recent and Future Development:

We had 2.9 million square feet of property under development with total estimated costs upon completion of $722.2 million at September 30, 2009 compared to 7.0 million square feet with total costs of $832.1 million at September 30, 2008. The square footage and estimated costs include both consolidated and joint venture development activity at 100%. Considering the continued downturn in the economy, we have substantially reduced our level of development activities and are focused on the lease-up of recent projects.

The following table summarizes our properties under development as of September 30, 2009 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	1,365	92%	$223,627	$152,530	$71,097
Joint venture properties	1,576	47%	498,528	264,224	234,304	(1)

Total	2,941	68%	$722,155	$416,754	$305,401

(1)	These costs will be primarily financed by remaining availability under in-place construction loan facilities.

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and held-for-rental properties were $116.1 million and $95.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Gross sales proceeds related to dispositions of wholly-owned Build-for-Sale properties were $33.0 million and $222.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $35.1 million for the nine months ended September 30, 2008. We had no such dispositions in the same period in 2009.

For the nine months ended September 30, 2009, we acquired $17.0 million of income producing properties comprised of two industrial real estate properties in Savannah, Georgia, compared to acquisitions of $60.5 million of income producing properties in the same market during the same period in 2008. We also acquired $6.2 million of undeveloped land in the nine months ended September 30, 2009, compared to $37.4 million in the same period in 2008.

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

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of FFO for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common unitholders	$(332,428)	$12,287	$(341,578)	$32,360
Adjustments:
Depreciation and amortization	87,647	75,260	254,673	230,956
Partnership’s share of joint venture depreciation and amortization	8,543	14,258	28,013	28,304
Earnings from depreciable property sales - wholly owned	—	(1,299)	(5,168)	(11,940)
Earnings from depreciable property sales - share of joint venture	—	—	—	(495)

Funds From Operations attributable to common unitholders	$(236,238)	$100,506	$(64,060)	$279,185

Results of Operations

A summary of our operating results and property statistics for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and related revenue	$224,013	$215,264	$669,713	$638,512
General contractor and service fee revenue	100,880	93,316	335,412	271,847
Operating income (loss)	(235,650)	74,804	(148,100)	209,726
Net income (loss) attributable to common unitholders	(332,428)	12,287	(341,578)	32,360
Weighted average Common Units outstanding	230,599	154,604	200,232	154,407
Weighted average Common Units and potential dilutive securities	230,599	154,836	200,232	154,623
Basic income (loss) per Common Unit:
Continuing operations	$(1.44)	$.07	$(1.73)	$.10
Discontinued operations	$—	$.01	$.02	$.10
Diluted income (loss) per Common Unit:
Continuing operations	$(1.44)	$.07	$(1.73)	$.10
Discontinued operations	$—	$.01	$.02	$.10
Number of in-service consolidated properties at end of period	545	538	545	538
In-service consolidated square footage at end of period	91,304	89,995	91,304	89,995
Number of in-service joint venture properties at end of period	207	202	207	202
In-service joint venture square footage at end of period	41,637	38,315	41,637	38,315

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $215.3 million for the quarter ended September 30, 2008 to $224.0 million for the same period in 2009. The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$142,259	$140,237
Industrial	63,837	62,856
Non-reportable segments	17,917	12,171

Total	$224,013	$215,264

The following factors contributed to these results:

•

We acquired or consolidated nine properties and placed 47 developments in service from January 1, 2008 to September 30, 2009 that provided incremental revenues of $13.4 million in the third quarter of 2009, as compared to the same period in 2008.

•	The incremental revenues described above were partially offset by a slight decrease in occupancy in our existing base of properties.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$38,682	$38,163
Industrial	6,061	5,988
Non-reportable segments	5,178	3,894

Total	$49,921	$48,045

Real Estate Taxes:
Office	$19,331	$17,426
Industrial	9,015	7,585
Non-reportable segments	1,750	739

Total	$30,096	$25,750

Overall, rental expenses increased by $1.9 million in the third quarter of 2009, compared to the same period in 2008. The increase was primarily driven by $3.0 million of incremental costs associated with properties acquired or consolidated and developments placed in service from January 1, 2008 to September 30, 2009.

Of the overall $4.3 million increase in real estate taxes in the third quarter of 2009, compared to the same period in 2008, $2.4 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 to September 30, 2009. The remaining increase was driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Service Operations:
General contractor and service fee revenue	$100,880	$93,316
General contractor and Service
Operations expenses	(96,241)	(96,155)
Gain on disposition of Build-for-Sale properties, pre-tax	—	20,338

Total	$4,639	$17,499

Service Operations primarily consist of the leasing, management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. In previous years, sales of Build-for-Sale properties comprised a significant portion of Service Operations. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. Earnings from Service Operations decreased from $17.5 million for the three months ended September 30, 2008 to $4.6 million for the three months ended September 30, 2009. The decrease was primarily a result of gains on the sale of seven properties totaling $20.3 million for the three months ended September 30, 2008 compared to no such sales in the same period in 2009. This was somewhat offset by general contractor expenses being higher than usual in the third quarter of 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts.

Depreciation and Amortization

Depreciation and amortization expense increased from $74.2 million during the third quarter of 2008 to $87.6 million for the same period in 2009 primarily due to increases in our held-for-rental asset base from properties acquired, consolidated or placed in service during 2008 and 2009. Also contributing to the increase was a $3.0 million increase in the amortization of lease commissions and tenant improvements in the third quarter of 2009 compared to the third quarter of 2008 as a result of lease terminations.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings increased from $204,000 in the three months ended September 30, 2008 to $2.4 million for the same period in 2009. This increase was primarily a result of consolidating two of our retail joint ventures in April 2009 where our share of the equity in earnings was a loss of $5.6 million in the third quarter of 2008 due to additional depreciation expense recognized when the two underlying properties were removed from held-for-sale classification. The increase was partially offset by our $2.1 million share of the gain on sale of a property from an unconsolidated entity in the third quarter of 2008, while there were no such sales in the same period in 2009. The increase resulting from the consolidation of the retail joint ventures was also partially offset by a deceased share of operating income within certain of our joint ventures, which is primarily the result of a decrease in occupancy in the underlying rental properties.

Impairment Charges

Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The increase from $2.5 million in the third quarter of 2008 to $285.2 million in the third quarter of 2009 is primarily due to the following activity:

•

In the third quarter of 2009, we completed a comprehensive review of our undeveloped land and, in so doing, finalized a disposition strategy that identified approximately 1,800 acres of non-strategic undeveloped land that we would likely dispose rather than develop. As the result of the change in strategy, we recognized an impairment charge of $132.0 million to adjust the portion of the undeveloped land targeted for disposition, which was determined to be impaired, to its fair value.

•

An impairment charge of $70.7 million was recognized for 25 office, industrial and retail buildings. An impairment analysis of certain of our buildings was triggered either as the result of a change in management’s strategy or changes in market conditions.

•

As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment in an unconsolidated joint venture (the “3630 Peachtree joint venture”) whose sole activity is the development, operation and ultimate sale of the office portion of a multi-use high-rise property in the Buckhead sub-market of Atlanta, Georgia. We determined, as the result of this analysis, that it was probable that we would not recover our investment. We recognized an impairment charge to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of the other-than-temporary decline in value. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our obligations stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million for our probable future obligation to the lender.

•

We recognized $31.8 million of impairment charges on other real estate related assets during the third quarter of 2009 compared to $2.5 million of charges in the third quarter of 2008. The impairment charges in 2009 related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

General and Administrative Expense

General and administrative expenses increased from $10.4 million for the three months ended September 30, 2008 to $11.2 million for the same period in 2009. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. We reduced our total overhead costs by $7.8 million to compensate for a reduction in the volume of leasing and construction activity. However, the absorption of actual overhead costs by an allocation to leasing, construction and other areas decreased by $8.6 million, which, when netted with the $7.8 million savings, resulted in the increase in general and administrative expenses.

Interest Expense

Interest expense increased from $50.1 million in the third quarter of 2008 to $57.7 million in the third quarter of 2009, primarily as a result of a $7.3 million decrease in capitalization of interest costs due to less development activity in 2009.

There was an increase of $4.6 million in interest costs on secured debt, largely driven by the $156.0 million secured financings that we completed in February and March 2009 and the $114.0 million secured debt financed in July 2009. Partially offsetting the increased interest costs on secured debt was a $4.1 million decrease in interest costs on the Partnership’s unsecured line of credit that was a result of repaying all outstanding borrowings during the third quarter of 2009.

Interest costs on our unsecured debt remained fairly consistent between the third quarter of 2008 and the third quarter of 2009. Although our two $250.0 million unsecured debt offerings in August 2009 resulted in an increase in interest costs, we reduced the interest costs on our unsecured debt maturing in the next two years by repurchasing certain of our outstanding series of unsecured notes.

Gain (Loss) on Debt Transactions

During the third quarter of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”). In total, we paid $350.9 million for unsecured notes that had a face value of $351.9 million, recognizing a net loss on extinguishment of approximately $7.1 million after considering the write-off of unamortized deferred financing costs and discounts. In addition to these losses, we recognized $6.6 million of expense in the third quarter of 2009 for the write-off of fees paid for a pending secured financing that was cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax expense of $7.9 million and an income tax benefit of $4.2 million, respectively, for the three months ended September 30, 2009 and 2008. We recorded a full valuation allowance in the amount of $12.3 million against our deferred tax assets as of September 30, 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. A revision in strategy during the three-month period ended September 30, 2009, whereby we determined that we would indefinitely discontinue the development of Build-to-Suit properties, necessitated the revision of our taxable income projections.

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

The operations of eleven buildings are classified as discontinued operations for the three months ended September 30, 2009 and September 30, 2008. These eleven buildings consist of four industrial and seven office properties. As a result, we classified income, before gain on sales, of $466,000 in discontinued operations for the three months ended September 30, 2008.

Of these properties, two were sold during the third quarter of 2008. The $1.3 million gain on disposal of these properties for the three months ended September 30, 2008 is also reported in discontinued operations.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $638.5 million for the nine months ended September 30, 2008 to $669.7 million for the same period in 2009. The following table reconciles rental and related revenue from continuing operations by reportable segment to our total reported rental and related revenue from continuing operations for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$427,662	$416,713
Industrial	194,636	184,691
Non-reportable segments	47,415	37,108

Total	$669,713	$638,512

The following factors contributed to these results:

•

We acquired or consolidated nine properties and placed 47 developments in service from January 1, 2008 to September 30, 2009 that provided incremental revenues of $41.7 million for the first nine months of 2009, as compared to the same period in 2008.

•

We contributed four properties to an unconsolidated joint venture in 2008, resulting in a $2.2 million reduction in revenues for the nine months ended September 30, 2009. Of these properties, one was contributed in June 2008 and three were contributed in September 2008.

•

The increase in rental revenues from acquired, consolidated or developed properties was also offset by an increase in our reserves for doubtful receivables as a result of the economic conditions during the first half of 2009.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$118,909	$113,439
Industrial	20,562	20,416
Non-reportable segments	13,610	9,343

Total	$153,081	$143,198

Real Estate Taxes:
Office	$58,064	$51,702
Industrial	26,951	22,804
Non-reportable segments	4,166	2,506

Total	$89,181	$77,012

Of the overall $9.9 million increase in rental expenses in the first nine months of 2009, compared to the same period in 2008, $8.1 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 to September 30, 2009.

Of the overall $12.2 million increase in real estate taxes in the first nine months of 2009, compared to the same period in 2008, $5.6 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 to September 30, 2009. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Service Operations:
General contractor and service fee revenue	$335,412	$271,847
General contractor and Service Operations expenses	(319,352)	(266,878)
Gain on disposition of Build-for-Sale properties, pre-tax	—	26,657

Total	$16,060	$31,626

Earnings from Service Operations decreased from $31.6 million for the nine months ended September 30, 2008 to $16.1 million for the nine months ended September 30, 2009. The decrease was primarily due to gains on the sale of nine properties totaling $26.7 million net of tax for the nine months ended September 30, 2008 compared to no net gain on sale of three Build-for-Sale properties in the same period in 2009. This decrease was somewhat offset by general contractor expenses being higher than usual in the first nine months of 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts.

Depreciation and Amortization

Depreciation and amortization expense increased from $225.4 million for the first nine months of 2008 to $254.3 million for the same period in 2009 primarily due to increases in our held-for-rental asset base from properties acquired or consolidated and developments placed in service during 2008 and 2009.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $17.2 million in the nine months ended September 30, 2008 to $7.4 million for the same period in 2009. The decrease was primarily a result of our share of the gain on sale of four properties from unconsolidated subsidiaries in the first nine months of 2008 totaling $7.0 million, compared to no such sales in the same period in 2009. This was partially offset by an increase resulting from consolidating two of our retail joint ventures in April 2009. Our share of the equity in earnings for those joint ventures was a loss of $3.4 million in the nine months ended September 30, 2008 due to additional depreciation expense recognized in 2008, when two of the ventures’ properties were removed from held-for-sale classification. The remaining decrease in equity in earnings is primarily due to a decreased share of operating income within certain of our joint ventures, resulting from a decrease in occupancy in the rental properties within those joint ventures.

Impairment Charges

Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The increase from $5.3 million in the nine months ended September 30, 2008 to $302.6 million in the third quarter of 2009 is primarily due to the following activity:

•

In the third quarter of 2009, we completed a comprehensive review of our undeveloped land and, in so doing, finalized a disposition strategy that identified approximately 1,800 acres of non-strategic undeveloped land that we would likely dispose rather than develop. As the result of the change in strategy, we recognized an impairment charge of $132.0 million to adjust the portion of the undeveloped land targeted for disposition, which was determined to be impaired, to its fair value.

•

An impairment charge of $70.7 million was recognized in the third quarter of 2009 for 25 office, industrial and retail buildings. An impairment analysis of certain of our buildings was triggered either as the result of a change in management’s strategy or changes in market conditions.

•

We recognized $4.6 million of impairment charges in the second quarter of 2009 on certain parcels of undeveloped land that were either sold in the second quarter of 2009 or identified as sales probable to close shortly thereafter.

•

We recognized $6.6 million of impairment charges in continuing operations in the second quarter of 2009 on five office and industrial buildings, four of which were sold in the second quarter of 2009 and one that we intend to contribute to an unconsolidated joint venture later in 2009.

•

We recognized an impairment charge in the third quarter of 2009 to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of the other-than-temporary decline in value. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our obligations stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million for our probable future obligation to the lender.

•	In June 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture (the “Park Creek joint venture”).

•

We recognized $32.3 million of impairment charges on other real estate related assets during the nine months ended September 30, 2009 compared to $5.3 million of charges in the nine months ended September 30, 2008. The impairment charges in 2009 related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

General and Administrative Expense

General and administrative expenses increased from $29.5 million for the nine months ended September 30, 2008 to $34.7 million for the same period in 2009. The increase in general and administrative expenses from the nine months ended September 30, 2008 is primarily the result of a $2.4 million increase in severance pay. Other than this unusual expense item, we reduced our total overhead costs by $21.2 million to compensate for an anticipated reduction in the volume of leasing and construction activity. However, the absorption of actual overhead costs by an allocation to leasing, construction and other areas decreased by $24.1 million, which, when netted with the $21.2 million reduction in costs, resulted in the remaining increase in general and administrative expenses.

Interest Expense

Interest expense increased from $146.0 million for the nine months ended September 30, 2008 to $161.7 million for the same period in 2009, primarily as a result of a $21.5 million decrease in capitalization of interest costs, due to less development activity in 2009, and a higher weighted average interest rate on our outstanding borrowings. There was an increase of $8.5 million in interest costs on secured debt, largely driven by the $156.0 million secured financings that we had in February and March 2009 and the $114.0 million secured debt financed in July 2009.

The aforementioned increases to interest expense were partially offset by a $12.4 million decrease in interest costs on the Partnership’s unsecured line of credit that resulted from decreases in the LIBOR index as well as repaying the outstanding borrowings on the line of credit.

Interest costs on our unsecured debt remained fairly consistent between the first nine months of 2008 and the same period in 2009. Although our two $250.0 million unsecured debt offerings in August 2009 resulted in an increase in interest costs, we reduced the interest costs on our debt maturing in the next two years by repurchasing certain of our outstanding series of unsecured notes.

Gain (Loss) on Debt Transactions

During the first nine months of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our Exchangeable Notes. In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of approximately $27.5 million after considering the write-off of unamortized deferred financing costs and discounts. Partially offsetting these gains, we recognized $6.6 million of expense in the nine months ended September 30, 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax expense of $2.1 million and an income tax benefit of $4.9 million, respectively, for the nine months ended September 30, 2009 and 2008. We recorded a full valuation allowance in the amount of $12.3 million against our deferred tax assets as of September 30, 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. A revision in strategy during the three-month period ended September 30, 2009, whereby we determined that we would indefinitely discontinue the development of Build-to-Suit properties, necessitated the revision of our taxable income projections.

Discontinued Operations

The operations of eleven buildings are currently classified as discontinued operations for the nine months ended September 30, 2009 and September 30, 2008. These eleven buildings consist of four industrial and seven office properties. As a result, we classified income, before impairment charges and gain on sales, of $36,000 and $3.1 million in discontinued operations for the nine months ended September 30, 2009 and 2008, respectively.

Of these properties, three were sold during the first nine months of 2009 and seven were sold during the first nine months of 2008. The gains on disposal of these properties of $5.2 million and $11.9 million for the nine months ended September 30, 2009 and 2008, respectively, are also reported in discontinued operations, as well as an impairment charge of $772,000 recognized on one of the three properties sold in the first nine months of 2009.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as the recurring capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through multiple sources of capital including accessing the public debt and equity markets.

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

We are subject to a number of risks as a result of the current economic downturn, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. These risks may be heightened as a result of the current economic conditions. In the first nine months of 2009, we recognized $7.3 million of expense related to reserving doubtful receivables, including reserves on straight-line rent, compared to $2.4 million in the first nine months of 2008.

Unsecured Debt and Equity Securities

We have historically used the Partnership’s unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of September 30, 2009.

On July 31, 2009, we and the General Partner filed with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of the Partnership’s unsecured line of credit and other long-term debt upon maturity.

In April 2009, the General Partner received $551.9 million of net proceeds from the issuance of approximately 72.5 million shares of its common stock. The net proceeds from the offering were contributed to us by the General Partner for an additional interest in the Partnership and then used to repay outstanding borrowings under our $1.3 billion unsecured revolving line of credit as well as for general corporate purposes.

In August 2009, we issued $500.0 million of unsecured notes in two equal tranches. $250.0 million of the unsecured notes mature in February 2015 and bear interest at an effective rate of 7.50% while the other $250.0 million of the notes mature in August 2019 and bear interest at an effective rate of 8.38%.

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

We have a 20% equity interest in an unconsolidated joint venture that will acquire up to $800.0 million of our newly developed build-to-suit projects over a three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We received net proceeds of approximately $251.6 million, during the year ended December 31, 2008, related to the joint venture’s acquisition of seven of our properties. During the nine months ended September 30, 2009, the joint venture acquired three additional properties from us and we received net proceeds, commensurate to our partner’s ownership interest, of approximately $31.9 million. We expect to receive net proceeds of approximately $51.0 million, during the three months ended December 31, 2009 related to the sale of two additional properties to the joint venture.

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

Recurring Expenditures

One of the principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	2009	2008
Recurring tenant improvements	$22,124	$28,075
Recurring leasing costs	28,968	18,934
Building improvements	4,884	5,387

Totals	$55,976	$52,396

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions of $0.25 per Common Unit in the first quarter of 2009 and $0.17 per Common Unit, after considering the additional issuance of equity in April 2009, in the second and third quarters of 2009. The General Partner’s board of directors declared distributions of $0.17 per Common Unit for the fourth quarter of 2009. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At September 30, 2009, the General Partner had six series of preferred shares outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at September 30, 2009 had a face value totaling $3.9 billion with a weighted average interest rate of 6.39% and matures at various dates through 2028. We had $3.1 billion of unsecured debt, $15.3 million outstanding on a consolidated subsidiary’s unsecured line of credit and $782.2 million of secured debt outstanding at September 30, 2009. Scheduled principal amortization, repurchases and maturities of such debt totaled $665.2 million for the nine months ended September 30, 2009.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2009 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities (1)	Total
Remainder of 2009	$2,565	$82,141	$84,706	7.83%
2010	11,456	99,849	111,305	5.49%
2011	11,621	611,013	622,634	5.30%
2012	9,767	208,055	217,822	5.86%
2013	9,819	475,000	484,819	6.49%
2014	10,113	272,112	282,225	6.44%
2015	8,785	250,000	258,785	7.46%
2016	7,994	490,900	498,894	6.16%
2017	6,508	469,324	475,832	5.94%
2018	4,671	300,000	304,671	6.08%
2019	3,463	518,438	521,901	7.98%
Thereafter	24,439	50,000	74,439	6.76%

	$111,201	$3,826,832	$3,938,033	6.39%

(1)	There is no balance outstanding on the Partnership’s unsecured line of credit at September 30, 2009. This line of credit may be extended to 2011 at our option.

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt

During the first nine months of 2009, through a cash tender offer as well as open market transactions, we paid $500.9 million to repurchase outstanding unsecured notes with a face value of $542.9 million. We expect to use the $156.0 million of cash we have on hand at September 30, 2009 to repay unsecured notes maturing in 2009 and 2010.

Historical Cash Flows

Cash and cash equivalents were $156.0 million and $3.1 million at September 30, 2009 and 2008, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided by Operating Activities	$304.3	$330.2

Net Cash (Used for) Investing Activities	$(219.6)	$(428.9)

Net Cash Provided by Financing Activities	$49.0	$54.8

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. In addition, we have historically developed Build-for-Sale properties with the intent to sell them at or soon after completion. We have ceased new Build-for-Sale development activity to focus on completion of projects that were started in 2008 and have virtually halted all new development activity pending improvements in the economy and capital markets. Build-for-Sale development activity has historically represented a significant use of operating cash, while the proceeds from related sales provided another source of cash from operations.

•

During the nine-month period ended September 30, 2009, we incurred Build-for-Sale property development costs of $17.4 million, compared to $159.2 million for the same period ended September 30, 2008. The difference is reflective of the planned reduction in new development.

•

We sold three Build-for-Sale properties in the first nine months of 2009, compared to nine such properties sold in the same period in 2008, receiving net proceeds of $31.9 million and $220.6 million, respectively. The 2009 sales were nearly break-even, while the 2008 sales resulted in pre-tax gains of $26.7 million.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held-for-rental development costs decreased to $219.3 million for the nine-month period ended September 30, 2009 from $365.8 million for the same period in 2008 largely as the result of the planned reduction in new development.

•

During the first nine months of 2009, we paid cash of $16.6 million for acquisitions of properties in service and $5.5 million for undeveloped land acquisitions, compared to $20.1 million for acquisitions of properties in service and $35.6 million for acquisitions of undeveloped land in the same period in 2008. All of the in-service properties acquired in both periods were in our Savannah, Georgia market.

•	Sales of land and depreciated property provided $113.1 million in net proceeds for the nine-month period ended September 30, 2009 compared to $85.7 million for the same period in 2008.

•

During the first nine months of 2009, we contributed or advanced $17.5 million to fund development activities within unconsolidated companies, compared to $78.8 million for the same period in 2008. The decrease was largely as the result of a planned reduction in new development.

•

We received capital distributions (as a result of the sale of properties or refinancing) of $65.6 million from unconsolidated companies for the nine-month period ended September 30, 2008, compared to no such distributions from unconsolidated companies during the first nine months of 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first nine months of 2009 compared to the same period in 2008:

•

In February 2009, we repaid $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date. This compares to repayments of $125.0 million and $100.0 million of senior unsecured notes with effective interest rates of 3.36% and 6.76% on their scheduled maturity dates in January 2008 and May 2008, respectively.

•

Throughout the first nine months of 2009, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011. In total, cash payments of $500.9 million were made to repurchase notes with a face value of $542.9 million.

•

In February, March and July 2009, we received cash proceeds of $270.0 million from three 10-year secured debt financings that are secured by 32 existing rental properties. The secured debt bears interest at a weighted average rate of 7.7% and matures at various points in 2019.

•

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.9 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership and were used to repay outstanding borrowings under the Partnership’s unsecured line of credit and for other general purposes.

•

In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at a coupon rate of 7.375% and $250.0 million of senior unsecured notes due in 2019 bearing interest at a coupon rate of 8.25%.

•

In order to retain additional cash to help meet our capital needs, we reduced our quarterly distribution beginning in the first quarter of 2009. We paid cash distributions of $0.25, $0.17 and $0.17 per Common Unit in February, May and August 2009, respectively, compared to cash distributions of $0.48 per Common Unit in both February and May 2008 and $0.485 per Common Unit in August 2008. The reduction in the cash distributions per unit from $0.25 per Common Unit to $0.17 per Common Unit was necessary, as the result of the issuance of additional General Partner Units in the April 2009 common stock offering, for us to maintain our planned level of aggregate distributions for 2009.

•

We decreased net borrowings on our $1.3 billion line of credit by $474.0 million for the nine months ended September 30, 2009, completely repaying the outstanding balance, compared to a decrease of $18.0 million for the same period in 2008.

•

In February 2008, we received net proceeds of approximately $290.0 million from the General Partner’s issuance of shares of its Series O Cumulative Redeemable Preferred Stock; we had no new preferred equity issuances in the same period in 2009.

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

Off Balance Sheet Arrangements—Investments in Unconsolidated Companies

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity investment at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner’s substantive participating rights to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of Industrial, Office and Retail real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 7% and 9% of our total assets as of September 30, 2009 and December 31, 2008, respectively. Total assets of our unconsolidated subsidiaries were $2.7 billion and $2.6 billion as of September 30, 2009 and December 31, 2008, respectively. The combined revenues of our unconsolidated subsidiaries totaled approximately $192.0 million and $182.9 million for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.

As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment in the 3630 Peachtree joint venture during the third quarter of 2009 and, as we determined that an other-than-temporary decline in value had taken place, recognized an impairment charge to write off our $14.4 million investment. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood our partner in the joint venture will be unable to contribute the additional equity to fund the joint venture’s future capital costs, and ultimately from our obligations stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional contingent liability of $36.3 million in the third quarter of 2009 for our probable future obligations to the lender.

Due to credit issues with its most significant tenant, an inability to renew third party financing on acceptable terms and an increase to its projected capital expenditures, we analyzed our investment in the Park Creek joint venture for impairment during the second quarter of 2009. As the result of that analysis, we determined that an other-than-temporary loss in value had taken place and wrote our investment in the joint venture down to its fair value, thus recognizing a $5.8 million impairment charge.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans, including the guaranteed portion of the outstanding balance of the loan on the 3630 Peachtree joint venture, was approximately $392.9 million at September 30, 2009.

Recent Accounting Pronouncements

On January 1, 2009, we adopted a newly effective accounting standard for convertible debt instruments that may be settled in cash upon conversion. The new standard requires separate accounting for the debt and equity components of certain convertible instruments. Our Exchangeable Notes issued in November 2006 have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes are subject to the accounting changes required by the new standard, which requires that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense.

At September 30, 2009, the Exchangeable Notes had $235.4 million of principal outstanding, an unamortized discount of $6.7 million and a net carrying amount of $228.7 million. The carrying amount of the equity component was $34.7 million at September 30, 2009. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$3,499	$5,391	$12,631	$16,172

Effect of accounting for convertible debt	1,321	1,646	4,296	4,865

Total interest expense on Exchangeable Notes	$4,820	$7,037	$16,927	$21,037

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to control overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at September 30, 2009.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate secured debt	$2,565	$10,706	$22,975	$10,153	$8,939	$712,412	$767,750	$709,530
Weighted average interest rate	6.90%	6.91%	7.16%	6.76%	6.61%	6.65%

Variable rate secured debt	$—	$750	$785	$7,669	$880	$4,335	$14,419	$14,419
Weighted average interest rate	N/A	1.44%	1.45%	4.62%	1.47%	1.21%

Fixed rate unsecured notes	$82,141	$99,849	$583,575	$200,000	$475,000	$1,700,000	$3,140,565	$3,086,040
Weighted average interest rate	7.86%	5.37%	5.35%	5.87%	6.50%	6.72%

Unsecured lines of credit	$—	$—	$15,299	$—	$—	$—	$15,299	$14,142
Rate at September 30, 2009	N/A	N/A	1.10%	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of September 30, 2009, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2009, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described in our 2008 Annual Report on Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase shares of its common stock under a repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”). In December 2008, the General Partner’s board of directors adopted a resolution (the “December 2008 Resolution”) that reaffirmed management’s authority to repurchase a maximum of $75.0 million of the General Partner’s common shares, $75.0 million of debt securities and $25.0 million of the General Partner’s preferred shares. In addition, the December 2008 Resolution further expanded management’s authority to allow for repurchases of any outstanding debt securities maturing through December 31, 2011. In March 2009, management’s authority to purchase the General Partner’s preferred shares was further expanded from $25.0 million to $50.0 million. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended September 30, 2009:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July	8,799	$8.56	8,799
August	12,428	$11.47	12,428
September	5,948	$11.60	5,948

Total	27,175	$10.56	27,175

(1)	All 27,175 shares repurchased represent common shares of the General Partner repurchased under our Employee Stock Purchase Plan.

Item 3.	Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of distributions or other material uncured delinquency with respect to any class of our preferred equity.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 22, 2009, the General Partner held a special meeting of shareholders. The General Partner’s shareholders were asked to take action to (a) approve an increase in the number of authorized shares of its common stock from 250 million to 400 million and (b) approve an increase in the number of authorized shares of its preferred stock from five million to ten million.

The holders of 190,998,385 shares of the General Partner’s common stock voted FOR the approval of the increase in the number of authorized shares of its common stock, the holders of 14,460,132 shares voted AGAINST approval of such matter, and the holders of 675,050 shares ABSTAINED from voting on such matter. As a result, this proposal was approved.

The holders of 85,858,555 shares of the General Partner’s common stock voted FOR the approval of the increase in the number of authorized shares of its preferred stock, the holders of 83,116,937 shares voted AGAINST approval of such matter, and the holders of 293,652 shares ABSTAINED from voting on such matter. As a result, this proposal failed.

Item 5.	Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner’s board of directors.

Item 6.	Exhibits

(a)	Exhibits

3.1	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1 to the Partnership’s Annual Report on Form 10-K as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, File No. 000-20625, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.**

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Statement of Financial Accounting Standard No.128, Earnings per Share, is provided in Note 8 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: November 12, 2009	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and
Chief Financial Officer of the General Partner