Form 10-K
period 2009-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2010-03-03
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                 Accelerated filer                 Non-accelerated filer X            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

The aggregate market value of Limited Partner Units held by non-affiliates of the registrant is $58.9 million based on the last reported sale price of the common shares of Duke Realty Corporation on June 30, 2009 into which Limited Partner Units are exchangeable.

The aggregate number of Common Units outstanding as of February 26, 2010 was 230,853,522.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s General Partner’s Proxy Statement for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•

Changes in general economic and business conditions, including, without limitation, the continuing impact of the economic down-turn, which is having and may continue to have a negative effect on the fundamentals of our business, the financial condition of our tenants, and the value of our real estate assets;

•	The General Partner’s continued qualification as a real estate investment trust, or “REIT”, for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential increases in real estate construction costs;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner’s stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Our ability to be flexible in the development and operation of joint venture properties;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•

Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in the Partnership’s and the General Partner’s other reports and other public filings with the Securities and Exchange Commission (“SEC”).

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-

looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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

PART I

Item 1. Business

Background

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds of $309.2 million from an offering of an additional 14,000,833 shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a REIT under provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner is the sole general partner of the Partnership, owning 97.1% of the common Partnership interest as of December 31, 2009 (“General Partner Units”). The remaining 2.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”). As of December 31, 2009, our diversified portfolio of 762 rental properties (including 211 jointly controlled in-service properties with more than 43.2 million square feet, four consolidated properties under development with approximately 663,000 square feet and three jointly controlled properties under development with more than 957,000 square feet) encompasses approximately 135.4 million rentable square feet and is leased by a diverse base of approximately 3,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own, including through ownership interests in unconsolidated joint ventures, approximately 5,000 acres of land and control an additional 1,900 acres through purchase options.

We refined our business strategy in 2009, which includes planned reductions in undeveloped land inventory in light of lower anticipated development volume and the targeting of non-strategic property dispositions. These decisions further align our focus on markets that we believe offer the best long-term prospects for rental rate growth and overall demand with an emphasis on industrial and medical office properties. Additionally, we no longer plan to develop properties with the intent to sell them at or near completion.

Through our Service Operations reportable segment, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in 2009.

Our Service Operations also provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services. We conduct our Service Operations through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. Our Rental Operations are conducted through Duke Realty Limited Partnership. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 17 regional offices located in Alexandria, Virginia; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Tampa, Florida; and Weston, Florida. We had approximately 1,000 employees as of December 31, 2009.

Operational Objectives

Our primary operational objective is to drive operational efficiencies, by maximizing cash from operations and Funds From Operations (“FFO”), through (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) selectively developing and acquiring new properties for rental operations in our existing markets when economic conditions improve or when accretive returns are present; (iii) using our construction expertise to act as a general contractor or construction manager in our existing markets and other domestic markets on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated basic FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

Management believes that the use of FFO attributable to common unitholders, combined with net income (which remains the required primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage both as a real estate operator and in future development activities.

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office and medical office customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.

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

Capital Strategy

Our strategy is to actively manage the components of our capital structure, in conjunction with the execution of our overall operating strategy, while continuing to maintain investment grade ratings from our credit rating agencies and to ultimately improve the key metrics that drive these credit ratings.

In support of our capital strategy, as well as our overall business strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generates proceeds that can be recycled into new properties that better fit our growth objectives in industrial and medical office properties or can be utilized to reduce our leverage.

We seek to reduce leverage and strengthen our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) issuing common equity from time-to-time to maintain appropriate leverage parameters; and (iv) generating proceeds from the sale of non-strategic properties. By focusing on strengthening our balance sheet, we expect to be well-positioned for future growth.

In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have an $850.0 million unsecured line of credit available for our capital needs.

Corporate Governance

As a limited partnership that has one general partner owning over 90% of the Partnership’s common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. Summarized below are the highlights of the General Partner’s Corporate Governance initiatives.

Board Composition

•   The General Partner’s Board is controlled by supermajority (91.7%) of “Independent Directors”, as such term is defined under the rules of the New York Stock Exchange (the “NYSE”) as of January 30, 2010 and thereafter

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

•   Effective orientation program for new Directors of the General Partner

•   Independence of Directors of the General Partner is reviewed annually

•   Independent Directors of the General Partner meet at least quarterly in executive sessions

•   Independent Directors of the General Partner receive no compensation from the General Partner other than as Directors

•   Equity-based compensation plans require the General Partner’s shareholder approval

•   Board effectiveness and performance is reviewed annually by the General Partner’s Corporate Governance Committee

•   The General Partner’s Corporate Governance Committee conducts an annual review of the General Partner’s Chief Executive Officer succession plan

•   Independent Directors and all Board Committees of the General Partner may retain outside advisors, as they deem appropriate

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

The General Partner’s Code of Conduct (which applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of the General Partner’s website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

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

Available Information and Exchange Certifications

In addition to this Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner’s corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner’s website into this Report, and the General Partner’s website and the information appearing on the General Partner’s website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application (“IDEA”) via the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner’s securities are listed on the NYSE, you may read the General Partner’s SEC filings at the offices of the NYSE, 20 Broad Street, New York, New York 10005.

The NYSE requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The General Partner submitted the certification of its Chairman and Chief Executive Officer, Dennis D. Oklak, with its 2009 Annual Written Affirmation to the NYSE on May 13, 2009.

The General Partner included the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the General Partner’s public disclosure, in this Report as Exhibits 31.1 and 31.2.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required principal and interest payments and the long-term risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. Additionally, we may not be able to refinance borrowings at our unconsolidated subsidiaries on favorable terms or at all. If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to unitholders at expected levels. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flow and funds available for operation, development and distribution.

We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our debt expense, which could reduce our cash flow and our ability to make distributions to unitholders at expected levels.

Debt financing may not be available and equity issuances could be dilutive to our unitholders.

Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity issued by the General Partner. Debt financing may not be available over a longer period of time in sufficient amounts, on favorable terms or at all. If the General Partner issues additional equity securities, instead of debt, to manage capital needs, the interests of our existing unitholders could be diluted (if and when they convert their Limited Partner Units to shares of the General Partner’s common stock).

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

To complete our ongoing and planned development projects, and to pursue our other strategic initiatives, we must continue to generate sufficient capital and liquidity to fund those activities. To generate that capital and liquidity, we rely upon funds from our existing operations, as well as funds that we raise through our capital raising activities. In the event that we are unable to generate sufficient capital and liquidity to meet our long-term needs, or if we are unable to generate capital and liquidity on terms that are favorable to us, then we may not be able to pursue development projects, acquisitions, or our other long-term strategic initiatives.

The General Partner’s stock price and trading volume may be volatile, which could result in substantial losses to our unitholders if and when they convert their Limited Partner Units to shares of the General Partner’s common stock.

The market price of the General Partner’s common and preferred stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in the General Partner’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner’s share price, or result in fluctuations in the price or trading volume of the General Partner’s common stock, include recent uncertainty in the markets, general market and economic conditions, as well as those factors described in these “Risk Factors” and in other reports that we file with the SEC.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of the General Partner’s common and preferred stock. If the market prices of the General Partner’s common and preferred stock decline, then our unitholders may be unable to resell or exchange their securities upon terms that are attractive to them. We cannot assure that the market price of the General Partner’s common and preferred stock will not fluctuate or decline significantly in the future. In addition, the securities markets in general may experience considerable unexpected price and volume fluctuations.

We, or our General Partner, may issue debt and equity securities which are senior to our General Partner’s common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of our Units and the General Partner’s common and preferred stock.

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

We may be required to seek commercial credit and issue debt securities to manage our capital needs. Because our, or our General Partner’s, decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us, or our General Partner, to accept less favorable terms for the issuance of our securities in the future. Thus, our unitholders will bear the risk of our future offerings reducing the value of their Units and diluting their interest in us.

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

•

Our ability to dispose of properties developed with the intent to sell or other properties we identify for sale could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

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

The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to the General Partner and its shareholders. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within the General Partner’s control. The fact that the General Partner holds its assets through us further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner’s REIT status. Although the General Partner believes that it can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

•

The General Partner would not be allowed a deduction for distributions to shareholders and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•

Unless the General Partner were entitled to relief under certain statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT;

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

Item 2. Properties

Product Review

As of December 31, 2009, we own interests in a diversified portfolio of 762 commercial properties encompassing more than 135.4 million net rentable square feet (including 211 jointly controlled in-service properties with more than 43.2 million square feet, four consolidated properties under development with approximately 663,000 square feet and three jointly controlled properties under development with more than 957,000 square feet).

Industrial Properties: We own interests in 427 industrial properties encompassing more than 95.5 million square feet (71% of total square feet). These properties primarily consist of bulk warehouses (industrial warehouse/distribution centers with clear ceiling heights of 20 feet or more), but also include service center properties (also known as flex buildings or light industrial, having 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access). Of these properties, 249 buildings with more than 56.4 million square feet are consolidated and 178 buildings with approximately 39.1 million square feet are jointly controlled.

Office Properties: We own interests in 298 office buildings totaling approximately 35.4 million square feet (26% of total square feet). These properties include primarily suburban office properties. Of these properties, 267 buildings with approximately 31.5 million square feet are consolidated and 31 buildings with more than 3.9 million square feet are jointly controlled.

Other Properties: We own interests in 37 medical office and retail buildings totaling approximately 4.6 million square feet (3% of total square feet). Of these properties, 32 buildings with approximately 3.4 million square feet are consolidated and five buildings with more than 1.2 million square feet are jointly controlled.

Land: We own, including through ownership interests in unconsolidated joint ventures, approximately 5,000 acres of land and control an additional 1,900 acres through purchase options.

Property Descriptions

The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.

Consolidated Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market

Indianapolis	9,429,823	2,900,572	864,280	13,194,675	14.6%	$82,715,410	13.4%
Atlanta	6,197,930	4,088,053	389,055	10,675,038	11.8%	71,813,138	11.6%
Cincinnati	4,048,418	4,787,195	419,547	9,255,160	10.2%	66,072,614	10.7%
Chicago	4,554,326	2,796,084	73,255	7,423,665	8.2%	54,963,984	8.9%
Raleigh	2,101,449	3,061,022	20,061	5,182,532	5.7%	50,489,512	8.2%
Columbus	3,443,581	3,249,646	73,433	6,766,660	7.5%	47,673,497	7.7%
St. Louis	2,301,593	2,933,292	-	5,234,885	5.8%	43,349,627	7.0%
Central Florida	3,360,479	1,177,465	475,072	5,013,016	5.5%	41,117,234	6.6%
Nashville	3,119,292	1,366,676	120,860	4,606,828	5.1%	33,696,063	5.4%
Minneapolis	3,548,215	1,048,606	-	4,596,821	5.1%	26,326,268	4.2%
Dallas	5,379,082	645,983	279,127	6,304,192	7.0%	23,557,727	3.8%
Savannah	6,784,550	-	-	6,784,550	7.5%	20,419,645	3.3%
South Florida	-	866,285	-	866,285	1.0%	15,397,060	2.5%
Cleveland	-	1,324,451	-	1,324,451	1.4%	12,375,386	2.0%
Washington DC	78,560	649,076	-	727,636	0.8%	8,447,808	1.4%
Baltimore	462,070	-	289,855	751,925	0.8%	8,290,510	1.3%
Houston	835,540	159,175	-	994,715	1.1%	7,202,042	1.2%
Norfolk	466,000	-	-	466,000	0.5%	2,290,177	0.4%
Austin	-	-	96,829	96,829	0.1%	542,359	0.1%
Phoenix	194,899	-	-	194,899	0.2%	68,603	0.0%
Other (2)	120,000	-	-	120,000	0.1%	2,160,000	0.3%

Total	56,425,807	31,053,581	3,101,374	90,580,762	100.0%	$618,968,664	100.0%

	62.3%	34.3%	3.4%	100.0%

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	11,545,594	124,878	-	11,670,472	27.0%	$13,710,999	18.3%
Atlanta	2,593,566	-	-	2,593,566	6.0%	4,194,046	5.6%
Cincinnati	7,305,878	-	206,315	7,512,193	17.4%	11,328,697	15.2%
Chicago	1,933,574	-	-	1,933,574	4.5%	3,232,695	4.3%
Raleigh	-	300,389	-	300,389	0.7%	1,406,265	1.9%
Columbus	3,002,156	-	-	3,002,156	6.9%	3,007,359	4.0%
St. Louis	1,635,735	-	104,954	1,740,689	4.0%	2,742,141	3.7%
Central Florida	908,422	624,796	-	1,533,218	3.5%	4,196,242	5.6%
Nashville	-	180,147	-	180,147	0.4%	597,195	0.8%
Minneapolis	-	-	382,170	382,170	0.9%	3,099,898	4.2%
Dallas	8,080,278	-	-	8,080,278	18.7%	10,372,295	13.9%
Washington DC	658,322	2,146,275	-	2,804,597	6.5%	15,109,744	20.2%
Houston	-	89,750	-	89,750	0.2%	257,764	0.3%
Phoenix	1,425,062	-	-	1,425,062	3.3%	1,529,334	2.0%

Total	39,088,587	3,466,235	693,439	43,248,261	100.0%	$74,784,674	100.0%

	90.4%	8.0%	1.6%	100.0%

	Occupancy %
	Consolidated Properties				Jointly Controlled Properties

	Industrial	Office	Other	Overall	Industrial	Office	Other	Overall
Primary Market

Indianapolis	95.6%	90.2%	83.8%	93.7%	88.2%	94.8%	-	88.3%
Atlanta	93.4%	86.2%	91.7%	90.6%	84.0%	-	-	84.0%
Cincinnati	74.2%	83.0%	96.3%	79.7%	90.4%	-	100.0%	90.6%
Chicago	95.6%	88.1%	92.3%	92.7%	98.1%	-	-	98.1%
Raleigh	95.5%	92.7%	21.8%	93.5%	-	39.4%	-	39.4%
Columbus	97.5%	85.7%	99.7%	91.8%	95.7%	-	-	95.7%
St. Louis	92.8%	79.9%	-	85.6%	71.8%	-	100.0%	73.5%
Central Florida	86.7%	83.5%	93.4%	86.6%	100.0%	85.7%	-	94.2%
Nashville	91.0%	87.1%	56.6%	88.9%	-	100.0%	-	100.0%
Minneapolis	89.7%	65.1%	-	84.1%	-	-	54.1%	54.1%
Dallas	72.6%	75.9%	54.6%	72.2%	75.9%	-	-	75.9%
Savannah	88.5%	-	-	88.5%	-	-	-	-
South Florida	-	94.2%	-	94.2%	-	-	-	-
Cleveland	-	75.7%	-	75.7%	-	-	-	-
Washington DC	91.4%	67.5%	-	70.1%	98.7%	96.8%	-	97.2%
Baltimore	100.0%	-	87.6%	95.2%	-	-	-	-
Houston	96.6%	93.1%	-	96.1%	-	100.0%	-	100.0%
Norfolk	100.0%	-	-	100.0%	-	-	-	-
Austin	-	-	26.5%	26.5%	-	-	-	-
Phoenix	11.8%	-	-	11.8%	100.0%	-	-	100.0%
Other (2)	100.0%	-	-	100.0%	-	-	-	-

Total	89.4%	84.7%	83.0%	87.6%	87.0%	90.0%	74.7%	87.1%

(1)	Represents the average annual rental property revenue due from tenants in occupancy as of December 31, 2009, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents. Joint venture properties are shown at our ownership percentage.

(2)	Represents properties not located in our primary markets.

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

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. As of February 26, 2010, there were 176 record holders of Common Units.

Quarter Ended	2009 Distributions Per Common Unit	2008 Distributions Per Common Unit

December 31	$.170	$.485
September 30.170		.485
June 30.170		.480
March 31.250		.480

On January 27, 2010, the General Partner declared a quarterly cash dividend of $.17 per Common Unit, payable on February 26, 2010, to Common Unitholders of record on February 12, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the General Partner’s equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Report.

Sales of Unregistered Securities

The General Partner did not sell any of its securities during the year ended December 31, 2009 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

From time to time, the General Partner repurchases its securities under a repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”). In October 2008, the General Partner’s board of directors adopted a resolution (the “October 2008 resolution”) that reaffirmed management’s authority to repurchase the General Partner’s common shares under the Repurchase Program and also amended the Repurchase Program to permit the repurchase of outstanding series of the General Partner’s preferred shares, as well as any outstanding series of debt securities. The October 2008 resolution, which expired in October 2009, also limited management’s authority to repurchase a maximum of $75.0 million of the General Partner’s common shares, $75.0 million of debt securities and $25.0 million of the General Partner’s preferred shares. In December 2008, the General Partner’s board of directors granted management further authority (the “December 2008 resolution”), in addition to the previous $75.0 million authorization, to repurchase any outstanding debt securities maturing through December 31, 2011. The December 2008 resolution expires on March 17, 2010. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2009:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

October	5,823	$12.06	5,823
November	11,411	$11.12	11,411
December	7,630	$11.73	7,630

Total	24,864	$11.53	24,864

(1) Includes 22,786 common shares of the General Partner repurchased under the General Partner’s Employee Stock Purchase Plan and 2,078 common shares of the General Partner repurchased through a Rabbi Trust under the General Partner’s Executives’ Deferred Compensation Plan.

Item 6. Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2009. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2009	2008	2007	2006	2005
Results of Operations:
Revenues:
Rental and related revenue	$894,580	$857,559	$810,547	$755,442	$606,932
General contractor and service fee revenue	449,509	434,624	311,548	330,195	400,322

Total Revenues from Continuing Operations	$1,344,089	$1,292,183	$1,122,095	$1,085,637	$1,007,254

Income (loss) from continuing operations	$(277,065)	$91,528	$164,434	$159,181	$143,009

Net income (loss) attributable to common unitholders	$(344,700)	$53,665	$226,098	$159,303	$339,239

Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$(1.70)	$0.22	$0.66	$0.67	$0.61
Discontinued operations	0.03	0.12	0.86	0.40	1.58
Diluted income (loss) per Common Unit:
Continuing operations	(1.70)	0.22	0.66	0.66	0.61
Discontinued operations	0.03	0.12	0.85	0.40	1.57
Distributions paid per Common Unit	0.76	1.93	1.91	1.89	1.87
Distribution paid per Common Unit – special	-	-	-	-	1.05
Weighted average Common Units outstanding	207,893	154,534	148,459	148,069	155,059
Weighted average Common Units and potential dilutive securities	207,893	154,553	149,250	149,156	155,809

Balance Sheet Data (at December 31):
Total Assets	$7,304,493	$7,690,442	$7,660,651	$7,238,204	$5,646,687
Total Debt	3,854,032	4,276,990	4,288,436	4,074,979	2,600,651
Total Preferred Equity	1,016,625	1,016,625	744,000	876,250	657,250
Total Partners’ Equity	2,960,516	2,895,810	2,858,921	2,693,462	2,635,244
Total Common Units Outstanding	230,638	155,199	154,055	146,328	148,095
Other Data:
Consolidated basic Funds from Operations attributable to common unitholders (1)	$13,269	$388,865	$403,264	$371,074	$374,310

(1) Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like our General Partner. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated basic FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

See reconciliation of FFO to GAAP net income (loss) attributable to common unitholders under the caption “Year in Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

As of December 31, 2009, we:

•

Owned or jointly controlled 762 industrial, office, medical office and other properties, of which 755 properties with more than 133.8 million square feet are in service and seven properties with more than 1.6 million square feet are under development. The 755 in-service properties are comprised of 544 consolidated properties with approximately 90.6 million square feet and 211 jointly controlled properties with more than 43.2 million square feet. The seven properties under development consist of four consolidated properties with approximately 663,000 square feet and three jointly controlled properties with more than 957,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 5,000 acres of land and controlled an additional 1,900 acres through purchase options.

We refined our business strategy in 2009, which includes planned reductions in undeveloped land inventory in light of lower anticipated development volume and the targeting of non-strategic property dispositions. These decisions further align our focus on markets that we believe offer the best long-term prospects for rental rate growth and overall demand with an emphasis on industrial and medical office properties. Additionally, we no longer plan to develop properties with the intent to sell them at or near completion.

Through our Service Operations reportable segment, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in 2009.

Our Service Operations reportable segment, which includes our taxable REIT subsidiary, also provides the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;
•	Property management;
•	Asset management;
•	Construction;
•	Development; and
•	Other tenant-related services.

Capital Strategy

Our strategy is to actively manage the components of our capital structure, in conjunction with the execution of our overall operating strategy, while continuing to maintain investment grade ratings from our credit rating agencies and to ultimately improve the key metrics that drive these credit ratings.

In support of our capital strategy, as well as our overall business strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generates proceeds that can be recycled into new properties that better fit our growth objectives in industrial and medical office properties or can be utilized to reduce our leverage.

We seek to reduce leverage and strengthen our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) issuing common equity from time-to-time to maintain appropriate leverage parameters; and (iv) generating proceeds from the sale of non-strategic properties. By focusing on strengthening our balance sheet, we expect to be well-positioned for future growth.

Operational Objectives

Our primary operational objective is to drive operational efficiencies, by maximizing cash from operations and Funds From Operations (“FFO”), through (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) selectively developing and acquiring new properties for rental operations in our existing markets when economic conditions improve or when accretive returns are present; (iii) using our construction expertise to act as a general contractor or construction manager in our existing markets and other domestic markets on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.

Year in Review

Overall, the economy and business fundamentals experienced substantial deterioration in 2009, especially in the first six months of the year. The most significant factor driving operating decisions and results was the lack of available capital in the marketplace.

With a focus on securing our future liquidity position to withstand the continuing challenges in the economy, and to be positioned for future growth, we demonstrated our ability to access multiple capital sources and completed several major financing transactions in 2009. These financing transactions, along with asset dispositions completed during the year, generated over $1.6 billion of new capital in 2009. Major financing transactions included a common equity issuance by the General Partner that generated $575.0 million of proceeds that were contributed to us in exchange for an additional interest in the Partnership, the issuance of $500.0 million of unsecured notes, $290.4 million of additional borrowings on secured loans and the renewal of our unsecured line of credit at a borrowing capacity of $850.0 million through February 2013.

The refinement of our business strategy, as well as the deep recession and financial market instability that adversely affected real estate values, caused us to recognize asset impairment charges of $303.6 million in 2009 and $19.7 million in 2008. Despite the recessionary climate and lack of available capital for buyers, we were able to successfully execute several land and building disposition transactions in 2009 that generated $300.9 million in gross proceeds.

The economic recession and general turmoil in the financial markets that began in late 2007 continued to negatively impact the real estate industry throughout 2009. There continues to be a tremendous oversupply of space across all product types and in all markets in the commercial real estate industry. As a result, many owners are willing to offer significant concessions to compete for potential tenants, which is driving down rental rates and resulting in large capital expenditures in many cases. Leasing activity has been slower than anticipated, a reflection of the broader economy, which led to a slight decline in our total occupancy.

Net loss attributable to common unitholders for the year ended December 31, 2009, was $344.7 million, or $1.67 per Common Unit (diluted), compared to net income of $53.7 million, or $0.34 per Common Unit (diluted) for the year ended 2008. The loss attributable to common unitholders was driven primarily by $303.6 million of non-cash asset impairment charges recognized during the year and a $49.2 million decrease in total gains on land and building sales. Additionally, we incurred a $21.8 million increase in interest expense that was driven by a decrease in interest costs capitalized to development projects. FFO attributable to common unitholders totaled $13.3 million for the year ended December 31, 2009, compared to $388.9 million for 2008, with the decrease resulting from the same factors that drove the loss attributable to common unitholders in 2009.

Industry analysts and investors use FFO as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated basic FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

Management believes that the use of consolidated basic FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies. The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated basic FFO attributable to common unitholders for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	2009	2008	2007
Net income (loss) attributable to common unitholders	$(344,700)	$53,665	$226,098
Adjustments:
Depreciation and amortization	340,126	314,952	277,691
Share of joint venture depreciation and amortization	36,966	37,704	26,791
Earnings from depreciable property sales - wholly owned	(19,123)	(16,961)	(121,072)
Earnings from depreciable property sales - share of joint venture	-	(495)	(6,244)

Funds From Operations attributable to common unitholders	$13,269	$388,865	$403,264

During 2009, we continued to execute within our core areas of competency, while planning for the longer term effects of the economic recession. Highlights of our operating activities are as follows:

•

We made outright sales, or completed partial sales to unconsolidated joint ventures, of 15 wholly owned buildings for $267.0 million of gross proceeds and also generated $33.9 million of gross proceeds from the divestiture of non-strategic land parcels.

•

As a result of refinements to our strategy, combined to a lesser extent with a market-wide decline in asset values due to the economic downturn, we recognized $303.6 million of impairment charges on land, buildings, investments in unconsolidated subsidiaries and other real estate related assets during 2009.

•

We have continued to limit our new development starts to selected projects in markets or product types expected to have strong future rent growth and demand or projects that have significant pre-leasing. The total estimated cost of our consolidated properties under construction was $122.2 million at December 31, 2009 with $91.9 million of such costs incurred through that date. Our total estimated cost for jointly controlled properties under construction was $318.4 million at December 31, 2009 with $126.5 million of costs incurred through that date.

•

The occupancy level for our in-service portfolio of consolidated properties decreased from 88.1% at December 31, 2008 to 87.6% at December 31, 2009. The decrease was due to the continuation of the 2008 trend of recently completed speculative buildings being placed in service and not being fully leased, as well as the impact of the economy on users of office and bulk industrial space.

•

Despite the continued challenges presented by the overall economy, total leasing activity for our consolidated properties totaled 15.3 million square feet in 2009 compared to 14.7 million square feet in 2008.

•	Total leasing activity for our consolidated properties in 2009 totaled 8.8 million square feet of renewals, which represented an 82.0% success rate and attained a 2.2% growth in net effective rents.

We engaged in a number of financing activities during 2009 to adapt to conditions in the credit markets. Highlights of our key financing activities in 2009 are as follows:

•	In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date.

•

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.4 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership.

•

During 2009, we borrowed a total of $290.4 million from six secured debt financings that are secured by 35 rental properties. The secured debt bears interest at a weighted average rate of 7.5%. The composition of these properties as far as product type, geographic location, and overall operating metrics are diverse and similar to our overall portfolio of unsecured properties.

•

In August 2009, we issued $500.0 million of unsecured notes in two equal tranches. The first $250.0 million of the unsecured notes will mature in February 2015 and bear interest at an effective rate of 7.50% while the other $250.0 million of the notes mature in August 2019 and bear interest at an effective rate of 8.38%.

•

During 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of approximately $27.5 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments. Partially offsetting the aforementioned gains was a $6.8 million charge to write-off fees paid for a cancelled secured transaction.

•

In order to strengthen our liquidity position going forward and to preserve cash for future debt maturities, in January 2009 the General Partner’s board of directors reduced our annual distribution from $1.94 per Common Unit to $1.00 per Common Unit. Our distribution was further reduced in the second quarter of 2009 to $0.68 per Common Unit on an annualized basis which, as a result of the issuance of additional equity in the General Partner’s April 2009 common stock offering, was necessary for us to maintain our planned level of aggregate distributions for 2009.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, medical office and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis: As discussed above, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of December 31, 2009 and 2008, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2009	2008	2009	2008	2009	2008
Industrial	56,426	56,529	62.3%	62.7%	89.4%	88.5%
Office	31,054	31,965	34.3%	35.5%	84.7%	87.2%
Other (Medical Office and Retail)	3,101	1,607	3.4%	1.8%	83.0%	88.9%

Total	90,581	90,101	100.0%	100.0%	87.6%	88.1%

The decrease in occupancy at December 31, 2009 compared to December 31, 2008 is primarily the result of developments that were not fully leased being placed in service during 2008 and 2009, as well as the effect of the economic downturn on our tenant base. Certain of the developments placed in service during 2008 and 2009 were built with the intention to sell shortly after completion but, due to the deterioration in economic conditions, were not sold and are being held as rental properties for the foreseeable future. Our ongoing ability to maintain favorable occupancy levels may be adversely affected by the continued effects of the economic recession on current and prospective tenants and such a reduction in the level of occupancy may have an adverse impact on revenues from rental operations.

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of December 31, 2009. The table indicates square footage and annualized net effective rents (based on December 2009 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2010	6,709	$47,986	8%	4,191	$16,882	2,509	$30,965	9	$139
2011	9,886	71,512	12%	6,583	28,557	3,227	41,635	76	1,320
2012	8,765	64,182	10%	5,517	22,346	3,175	40,529	73	1,307
2013	11,268	86,216	14%	7,112	28,258	4,075	56,562	81	1,396
2014	8,987	62,207	10%	6,210	24,395	2,611	34,970	166	2,842
2015	8,699	54,902	9%	6,371	25,096	2,311	29,443	17	363
2016	5,941	36,206	6%	4,365	15,323	1,342	17,912	234	2,971
2017	4,760	37,965	6%	3,069	12,744	1,247	17,511	444	7,710
2018	3,273	41,166	7%	1,281	6,476	1,414	20,924	578	13,766
2019	3,333	40,873	7%	1,280	6,132	1,746	26,854	307	7,887
2020 and Thereafter	7,702	75,754	11%	4,478	20,820	2,634	41,214	590	13,720

	79,323	$618,969	100%	50,457	$207,029	26,291	$358,519	2,575	$53,421

Total Portfolio Square Feet	90,581			56,426		31,054		3,101

Percent Occupied	87.6%			89.4%		84.7%		83.0%

We renewed 82.0% and 71.3% of our leases up for renewal totaling approximately 8.8 million and 5.5 million square feet in 2009 and 2008, respectively. We attained 2.2% growth in net effective rents on these renewals during 2009, compared to 1.4% in 2008. Growth in net effective rent in 2008 was negatively affected by one significant early lease renewal and would have been 5.7% if that renewal were excluded. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-80% success rate. The effects of current economic conditions upon our base of existing tenants may adversely affect our ability to continue to achieve this renewal rate.

Future Development: Another source of our earnings growth is our wholly owned and joint venture development activities. We expect to generate future earnings from Rental Operations income as the development properties are placed in service and leased. Considering the current state of the economy and the risks presented by constraints on our ability to access capital on favorable terms, we have reduced the level of our new development activities pending improvements in the economy and capital markets and are focused on the lease-up of recently completed and under development projects.

We had 1.6 million square feet of property under development with total estimated costs upon completion of $440.6 million at December 31, 2009, compared to 4.0 million square feet of property under development with total estimated costs of $729.2 million at December 31, 2008. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.

The following table summarizes our properties under development as of December 31, 2009 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	663	97%	$122,224	$91,871	$30,353
Joint venture properties	957	51%	318,405	126,542	191,863

Total	1,620	70%	$440,629	$218,413	$222,216

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $300.9 million in 2009, compared to $473.6 million in 2008. Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $35.1 million in 2008, and we had no such dispositions in 2009.

We intend to continue to pursue disposition opportunities for non-strategic properties and land in accordance with our strategy. We believe that the number of dispositions we execute in 2010 will be impacted by the ability of prospective buyers to obtain favorable financing or pay cash, given the current state of the economy and credit markets in particular.

In 2009, we acquired $32.1 million of income producing properties comprised of three industrial real estate properties in Savannah, Georgia, compared to acquisitions of $60.5 million of income producing properties in the same market in 2008. We also acquired $6.2 million of undeveloped land in 2009, compared to $42.7 million in 2008.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2009, is as follows (in thousands, except number of properties and per unit data):

	2009	2008	2007
Rental and related revenue	$894,580	$857,559	$810,547
General contractor and service fee revenue	449,509	434,624	311,548
Operating income (loss)	(83,763)	279,568	342,905
Net income (loss) attributable to common unitholders	(344,700)	53,665	226,098
Weighted average Common Units outstanding	207,893	154,534	148,459
Weighted average Common Units and potential dilutive securities	207,893	154,553	149,250
Basic income (loss) per Common Unit:
Continuing operations	$(1.70)	$0.22	$0.66
Discontinued operations	$0.03	$0.12	$0.86
Diluted income (loss) per Common Unit:
Continuing operations	$(1.70)	$0.22	$0.66
Discontinued operations	$0.03	$0.12	$0.85
Number of in-service consolidated properties at end of year	544	538	511
In-service consolidated square footage at end of year	90,581	90,101	81,010
Number of in-service joint venture properties at end of year	211	204	195
In-service joint venture square footage at end of year	43,248	40,948	34,113

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $857.6 million in 2008 to $894.6 million in 2009. The following table sets forth rental and related revenue from continuing operations by reportable segment for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$568,074	$555,592
Industrial	258,888	250,078
Non-reportable segments	67,618	51,889

Total	$894,580	$857,559

The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•

In 2009, we acquired three properties, consolidated two retail properties in which we previously had a partial ownership interest, and placed 15 developments in service. The acquisitions and developments provided incremental revenues of $1.4 million and $7.2 million, respectively. The two retail properties that were consolidated in 2009 provided $16.3 million of incremental revenues. Of the development properties placed in service in 2009, ten were medical office properties accounting for $4.1 million of the $7.2 million incremental revenues.

•	Acquisitions and developments that were placed in service in 2008 provided $422,000 and $31.9 million, respectively, of incremental revenue in 2009.

•

Rental revenue from continuing operations includes lease termination fees. Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees increased from $9.4 million in 2008 to $14.2 million in 2009.

•

We contributed five properties to an unconsolidated joint venture in 2008, resulting in a $2.2 million reduction in revenues for the year ended December 31, 2009, as compared to the same period in 2008.

•

The increase in rental revenues was partially offset by a $6.8 million increase in expense related to doubtful receivables, including both contractual and straight-line receivables, as a result of economic conditions during 2009.

•	Decreases in rental rates and occupancy in certain of our existing properties, resulting from the economy’s impact on the leasing environment, partially offset the above-mentioned items.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$158,127	$152,856
Industrial	27,551	27,703
Non-reportable segments	17,859	10,705

Total	$203,537	$191,264

Real Estate Taxes:
Office	$74,850	$69,546
Industrial	37,154	30,580
Non-reportable segments	7,109	3,693

Total	$119,113	$103,819

Of the overall $12.3 million increase in rental expenses in 2009 compared to 2008, $10.2 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 through December 31, 2009.

Of the overall $15.3 million increase in real estate taxes in 2009 compared to 2008, $9.8 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 through December 31, 2009. The remaining increase in real estate taxes was driven by increases in tax rates and assessed values on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment (excluding Build-for-Sale Properties) for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Service Operations:
General contractor and service fee revenue	$449,509	$434,624
General contractor and other services expenses	(427,666)	(418,743)

Total	$21,843	$15,881

Service Operations primarily consist of the leasing, management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. Earnings from Service Operations increased from $15.9 million in 2008 to $21.8 million in 2009. The increase in earnings from Service Operations was primarily a result of general contractor expenses being higher than usual in 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $308.1 million in 2008 to $339.0 million in 2009 due to increases in our real estate asset base from properties acquired or consolidated and developments placed in service during 2008 and 2009.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. Equity in earnings decreased from $23.8 million in 2008 to $9.9 million in 2009. The decrease was primarily a result of our share of the gain on sale of five properties from unconsolidated subsidiaries in 2008 totaling $10.1 million, compared to no such sales in 2009. The decreased gains on property sales were partially offset as the result of consolidating two retail joint ventures in April 2009, for which our share of net loss was $3.5 million in 2008. The remaining decrease in equity in earnings is primarily due to a decrease in operating income within certain of our joint ventures due to decreased occupancy in the underlying rental properties.

Gain on Sale of Properties

Gains on sales of properties decreased from $39.1 million in 2008 to $12.3 million in 2009. We sold 14 properties in 2008 compared to nine properties in 2009. The properties sold in 2008 were part of our Build-for-Sale program, which is no longer a significant part of our Service Operations. Because the properties sold in 2008 and 2009 either had insignificant operations prior to sale or because we maintained varying forms of continuing involvement after sale, they are not classified within discontinued operations.

Earnings from Sales of Land

Earnings from sales of land decreased from $12.7 million in 2008 to $357,000 in 2009. The decrease in earnings was the result of the current state of the real estate market, as fewer developers are willing to make speculative purchases of land for future development.

Impairment Charges

Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The increase from $18.5 million in 2008 to $302.8 million in 2009 is primarily due to a refinement of our business strategy coupled with decreases in real estate values and is comprised of the following activity:

•

A result of the refinement of our business strategy was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding it for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down to fair value the land that was identified for disposition and determined to be impaired.

•

Additionally, an impairment charge of $78.1 million was recognized in 2009 for 28 office, industrial and retail buildings. One of these properties met the criteria for discontinued operations upon sale and the $772,000 impairment charge related to this property is accordingly reflected in discontinued operations. An impairment analysis of certain of our buildings was triggered either as the result of changes in management’s strategy, resulting in certain buildings being identified as non-strategic, or changes in market conditions.

•

We have an investment in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development and operation of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. We recognized an impairment charge in 2009 to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of the other-than-temporary decline in value. As a result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our contingent obligation stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million for our probable future obligation to the lender.

•	In 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture (the “Park Creek joint venture”).

•

We recognized $32.5 million of impairment charges on other real estate related assets in 2009 compared to $8.3 million of charges in 2008. The impairment charges in 2009 related primarily to reserving loans receivable from other real estate entities, as well as writing off previously deferred development costs. Impairment charges recognized on other real estate related assets during 2008 were the result of writing off previously deferred development costs.

•

In 2008, as the result of a re-assessment of our intended use of some of our land holdings, we recognized non-cash impairment charges on seven of our tracts of undeveloped land totaling $8.6 million. Additionally, as the result of the economy’s negative effect on real estate selling prices, we recognized $2.8 million of impairment charges on two of our Build-for-Sale properties that were under construction at December 31, 2008, as they were expected to sell in 2009. One of these properties met the criteria for discontinued operations upon sale and the $1.3 million impairment charge related to this property is accordingly reflected in discontinued operations.

General and Administrative Expense

General and administrative expense increased from $39.5 million in 2008 to $47.9 million in 2009. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses is primarily the result of a $4.8 million increase in severance pay. Other than this expense item, we reduced our total overhead costs by $22.7 million to compensate for the reduction in the volume of leasing and construction activity. However, the absorption of actual overhead costs by an allocation to leasing, construction and other areas decreased by $26.3 million, which, when netted with the $22.7 million reduction in costs, resulted in the remaining increase in general and administrative expenses.

Interest Expense

Interest expense from continuing operations increased from $198.4 million in 2008 to $220.2 million in 2009, primarily as a result of a $26.6 million decrease in capitalization of interest costs, due to properties previously undergoing significant development activities being placed in service or otherwise not meeting the criteria for the capitalization of interest. Additionally, as the result of the conditions in the credit markets driving up interest rates on new borrowings in 2009, the weighted average interest rate on our total outstanding borrowings increased from 5.43% at December 31, 2008 to 6.36% at December 31, 2009.

Gain on Debt Transactions

During 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during 2009 were of our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”). In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of approximately $27.5 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments. Partially offsetting these gains, we recognized $6.8 million of expense in 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax benefit of $6.1 million and $7.0 million, respectively, in 2009 and 2008.

We recorded a net valuation allowance of $7.3 million against our deferred tax assets during 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. The decreased projection of taxable income was the result of a revision in strategy, whereby we determined that we would indefinitely discontinue the development of Build-for-Sale properties, necessitating the revision of our taxable income projections.

Notwithstanding the valuation allowance recorded during 2009, our taxable REIT subsidiary recognized significantly higher taxable losses in 2009 than in 2008 as the result of the timing and profitability of land and building sales.

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

The operations of 45 buildings are currently classified as discontinued operations. These 45 properties consist of 20 industrial and 25 office properties. As a result, we classified income (loss), before gain on sales, of $(439,000), $3.2 million and $5.6 million in discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Of these properties, five were sold during 2009, eight properties were sold during 2008 and 32 properties were sold during 2007. The gains on disposal of these properties of $6.8 million, $17.0 million and $121.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, are also reported in discontinued operations. Discontinued operations also includes impairment charges of $772,000 and $1.3 million for the years ended December 31, 2009 and 2008, respectively, recognized on properties that were subsequently sold.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Rental and Related Revenue

Overall, rental revenue from continuing operations increased from $810.5 million in 2007 to $857.6 million in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental and Related Revenue:
Office	$555,592	$550,116
Industrial	250,078	218,055
Non-reportable segments	51,889	42,376

Total	$857,559	$810,547

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

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$152,856	$145,214
Industrial	27,703	23,819
Non-reportable segments	10,705	7,003

Total	$191,264	$176,036

Real Estate Taxes:
Office	$69,546	$64,335
Industrial	30,580	27,409
Non-reportable segments	3,693	1,963

Total	$103,819	$93,707

Of the overall $15.2 million increase in rental expenses in 2008 compared to 2007, $11.5 million was attributable to properties acquired and developments placed in service from January 1, 2007 through December 31, 2008. This increase was partially offset by a reduction in rental expenses of $2.0 million resulting from the sale of eight properties to an unconsolidated joint venture in 2007. Increases in utility costs and snow removal in our existing base of properties also contributed to the overall increase in rental expenses.

Of the overall $10.1 million increase in real estate taxes in 2008 compared to 2007, $7.0 million was attributable to properties acquired and developments placed in service from January 1, 2007 through December 31, 2008. The remaining increase in real estate taxes was driven by increases in tax rates and assessed values on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment (excluding Build-for-Sale Properties) for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Service Operations:
General contractor and service fee revenue	$434,624	$311,548
General contractor and other services expenses	(418,743)	(287,936)

Total	$15,881	$23,612

The decrease in earnings from Service Operations was primarily due to general contractor expenses being higher than usual in 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts.

Depreciation and Amortization Expense

Depreciation and amortization increased from $269.7 million in 2007 to $308.1 million in 2008 due to increases in our real estate asset base from acquisitions and developments placed in service during 2007 and 2008 as well as the result of recording additional depreciation expense in the amount of $13.2 million for properties removed from held-for-sale classification in 2008.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $29.4 million in 2007 to $23.8 million in 2008 largely as the result of our $7.0 million share of additional depreciation expense recognized when two properties owned by unconsolidated retail joint ventures were removed from held-for-sale classification. The additional depreciation expense was partially offset by an increase in gain on building sales in 2008 compared to 2007. During 2007, our joint ventures sold ten non-strategic buildings, with our share of the net gain recognized through equity in earnings totaling $8.0 million, compared to five joint venture building sales in 2008, with $10.1 million recorded to equity in earnings for our share of the net gains.

Gain on Sale of Properties

Gains on sales of properties increased from $34.7 million in 2007 to $39.1 million in 2008. We sold 15 properties in 2007 compared to 14 properties in 2008. The properties sold in 2007 and 2008 were part of our Build-for-Sale program, which is no longer a significant part of our Service Operations.

Earnings from Sales of Land

Earnings from sales of land decreased from $34.0 million in 2007 to $12.7 million in 2008. The decrease in earnings was the result of several significant and high margin land sales during 2007 compared to decreased activity in 2008 as the result of the downturn in the real estate market and in the overall economy.

Impairment Charges

Impairment charges consisted of impairment charges recognized on our long-lived assets as well as the write-off of previously capitalized costs of potential projects that we determined are no longer likely to be pursued. The increase from $5.7 million in 2007 to $18.5 million in 2008 was largely the result of a re-assessment of our intended use of some of our land holdings, as well as the negative effect of the overall economy on real estate values in certain of our markets. We recognized non-cash impairment charges in 2008 on seven of our tracts of undeveloped land totaling $8.6 million. Additionally, as the result of the economy’s negative effect on real estate selling prices, we recognized $2.8 million of impairment charges on two of our properties that were under construction at December 31, 2008, as they were expected to sell in 2009. One of these properties met the criteria for discontinued operations upon sale and the $1.3 million impairment charge related to this property is accordingly reflected in discontinued operations.

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

Interest Expense

Interest expense from continuing operations increased from $175.0 million in 2007 to $198.4 million in 2008. The increase is primarily the result of interest costs related to development projects that were placed in service in late 2007 and 2008 where the costs to finance these projects were capitalized during construction. Overall, our weighted average interest rates remained fairly consistent from 2007 to 2008, as the weighted average interest rate on our unsecured notes increased from 5.73% to 5.93%, while we experienced lower interest rates throughout 2008 on our LIBOR-based unsecured lines of credit.

Income Taxes

We recognized an income tax expense of $6.3 million and an income tax benefit of $7.0 million, respectively, in 2007 and 2008. Our taxable REIT subsidiary recognized taxable losses in 2008, compared to taxable income in 2007, as the result of the timing of land and building sales.

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

Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard will be effective and will change the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that controls a VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner’s substantive participating rights to determine if the venture should be consolidated.

We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be VIE’s where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

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

The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions. We primarily utilize the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.

To the extent applicable marketplace data is available, we generally use the market approach in estimating the fair value of undeveloped land that is determined to be impaired.

Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.

Acquisition of Real Estate Property and Related Assets: We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Beginning January 1, 2009, we record assets acquired in step acquisitions at their full fair value and record a gain or loss for the difference between the fair value and the carrying value of our existing equity interest. Additionally, beginning January 1, 2009, contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.

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

Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform in-house credit reviews and analyses on major existing tenants and all significant prospective tenants before leases are executed. We have established the following procedures and policies to evaluate the collectability of outstanding receivables and record allowances:

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

Construction Contracts: We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon our estimates of the percentage of completion of the construction contract. To the extent that a fixed-price contract is estimated to result in a loss, the loss is recorded immediately. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. This revenue recognition method involves inherent risks relating to profit and cost estimates with those risks reduced through approval and monitoring processes.

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

Liquidity and Capital Resources

Sources of Liquidity

As the result of generating capital in excess of $1.6 billion through a common equity issuance, secured and unsecured borrowings, and property dispositions, we have repaid the entire balance on the Partnership’s unsecured line of credit and created capacity, through cash and availability on the line, to meet our short-term liquidity requirements over the next twelve months.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through multiple sources of capital including operating cash flow and accessing the public debt and equity markets.

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

We are subject to a number of risks as a result of current economic conditions, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. In 2009, we recognized $12.0 million of expense related to reserving doubtful receivables, including reserves on straight-line rent, compared to $5.2 million in 2008.

Unsecured Debt and Equity Securities

Our unsecured lines of credit as of December 31, 2009 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2009
Unsecured Line of Credit – Partnership	$850,000	February 2013	$-
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$15,770

On November 20, 2009, the General Partner and we renewed the Partnership’s unsecured line of credit. Under terms of the renewal, the Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of 275 basis points over the applicable LIBOR rate, and matures in February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of December 31, 2009, we were in compliance with all covenants under this line of credit.

In April 2009, the General Partner received $551.4 million of net proceeds from the issuance of approximately 75.2 million shares of its common stock. The net proceeds from the offering were contributed to us by the General Partner for an additional interest in the Partnership and then used to repay outstanding borrowings under the Partnership’s unsecured revolving line of credit as well as for general corporate purposes.

In August 2009, we issued $500.0 million of senior unsecured notes in two equal tranches. The first $250.0 million of the senior unsecured notes mature in February 2015 and bear interest at an effective rate of 7.50%, while the other $250.0 million of the senior unsecured notes mature in August 2019 and bear interest at an effective rate of 8.38%. The net proceeds from the issuance were primarily used to repurchase outstanding unsecured notes, both on the open market and through cash tender offers, maturing through December 2011.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of December 31, 2009.

At December 31, 2009, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of the credit facility and other long-term debt upon maturity.

Sale of Real Estate Assets

We pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity. Our ability to dispose of such properties is dependent on the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. In light of recent market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market, and condition of the equity and real estate markets, we may be unable to dispose of such properties quickly, or on favorable terms.

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

We have a 20% equity interest in an unconsolidated joint venture that may acquire up to $800.0 million of our newly developed build-to-suit projects over a three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We received net sale and financing proceeds of approximately $251.6 million, during the year ended December 31, 2008, related to the joint venture’s acquisition of seven of our properties. During the year ended December 31, 2009, the joint venture acquired five additional properties from us and we received net sale proceeds, commensurate to our partner’s ownership interest, of approximately $82.5 million.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	accretive property investment;
•	recurring leasing/capital costs;
•	distributions to unitholders;
•	long-term debt maturities;
•	opportunistic repurchases of outstanding debt; and
•	other contractual obligations.

Property Investment

We evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Our ability to make future property investments is dependent upon our continued access to our longer-term sources of liquidity including the issuances of debt or equity securities as well as generating cash flow by disposing of selected properties. In light of current economic conditions, management continues to evaluate our investment priorities and is focused on accretive growth.

We have continued to operate at a substantially reduced level of new development activity, as compared to recent years, and are focused on the core operations of our existing base of properties.

Recurring Expenditures

One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	2009	2008	2007
Recurring tenant improvements	$29,321	$36,885	$45,296
Recurring leasing costs	40,412	28,205	32,238
Building improvements	9,321	9,724	8,402

Totals	$79,054	$74,814	$85,936

Distributions

In order to qualify as a REIT for federal income tax purposes, the General Partner must currently distribute at least 90% of its taxable income to its shareholders. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions per Common Unit of $0.76, $1.93 and $1.91 for the years ended December 31, 2009, 2008 and 2007, respectively. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements of the General Partner to maintain its REIT status, and additional amounts as determined by the General Partner’s board of directors. Distributions are declared at the discretion of the General Partner’s board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner’s board of directors deems relevant.

At December 31, 2009 the General Partner had six series of preferred shares outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at December 31, 2009 had a face value totaling $3.9 billion with a weighted average interest rate of 6.36% maturing at various dates through 2028. We had $3.1 billion of unsecured debt, $15.8 million outstanding on a consolidated subsidiary’s unsecured line of credit and $784.7 million of secured debt outstanding at December 31, 2009. We made scheduled and unscheduled principal payments of $1.2 billion on outstanding debt (including repurchases of outstanding debt discussed below) during the year ended December 31, 2009.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2009 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2010	$11,456	$99,849	$111,305	5.48%
2011	11,621	611,484	623,105	5.30%
2012	9,767	213,134	222,901	5.84%
2013	9,819	475,000	484,819	6.49%
2014	10,113	272,112	282,225	6.44%
2015	8,785	250,000	258,785	7.45%
2016	7,994	490,900	498,894	6.16%
2017	6,508	469,324	475,832	5.94%
2018	4,671	300,000	304,671	6.08%
2019	3,463	518,438	521,901	7.98%
2020	3,234	-	3,234	5.55%
Thereafter	21,205	50,000	71,205	6.80%

	$108,636	$3,750,241	$3,858,877	6.36%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt

During 2009, through a cash tender offer as well as open market transactions, we paid $500.9 million to repurchase outstanding unsecured notes with a face value of $542.9 million. We expect to use a portion of the cash we have on hand at December 31, 2009 to repay unsecured notes maturing in 2010.

Guarantee Obligations

We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.

We are, however, subject to a joint and several guarantee of the construction loan agreement of the 3630 Peachtree joint venture. A contingent liability in the amount of $36.3 million was established in 2009 based on the probability of us being required to pay this obligation to the lender.

Historical Cash Flows

Cash and cash equivalents were $147.5 million and $22.3 million at December 31, 2009 and 2008, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Years Ended December 31,
	2009	2008	2007
Net Cash Provided by Operating Activities	$401,184	$643,800	$323,049
Net Cash Used for Investing Activities	(176,139)	(522,764)	(434,519)
Net Cash Provided by (Used for) Financing Activities	(99,791)	(145,797)	90,362

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we have historically developed Build-for-Sale properties with the intent to sell them at or soon after completion. As part of a refinement to our strategy, we have ceased new Build-for-Sale development activity to focus on completion of existing projects. Highlights of operating cash changes are as follows:

•

During the year ended December 31, 2009, we incurred Build-for-Sale property development costs of $16.9 million, compared to $216.1 million and $281.1 million for the years ended December 31, 2008 and 2007, respectively. The decrease is a result of the planned elimination of our Build-for-Sale program.

•

We sold three Build-for-Sale properties in 2009 compared to 14 in 2008 and 15 in 2007, receiving net proceeds of $31.9 million, $343.0 million and $232.6 million, respectively. The 2009 sales were nearly break-even, while the 2008 and 2007 sales resulted in pre-tax gains of $39.1 million and $34.7 million, respectively.

•

Net cash flows from third-party construction contracts totaled a net outflow of $4.6 million for the year ended December 31, 2009, compared to a net inflow of $125.9 million and a net outflow of $25.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 was largely driven by $105.1 million in cash proceeds from the 2008 sale of a parcel of land that was completed in conjunction with a significant third-party construction project.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Development expenditures for our held-for-rental portfolio totaled $268.9 million for the year ended December 31, 2009, compared to $436.3 million and $451.2 million for the years ended December 31, 2008 and 2007, respectively. The decrease is in line with our planned reduction in new development activity.

•

During 2009, we paid cash of $31.7 million for real estate acquisitions, compared to $20.1 million in 2008 and $117.4 million in 2007. In addition, we paid cash of $5.5 million for undeveloped land in 2009, compared to $40.9 million in 2008 and $317.3 million in 2007. The cash paid for real estate acquisitions in 2007 included $55.4 million for a portfolio of industrial properties located in Seattle, Virginia and Houston.

•

Sales of land and depreciated property provided $256.3 million in net proceeds in 2009, compared to $116.6 million in 2008 and $480.9 million in 2007. We sold portfolios of eight suburban office properties in our Cleveland market and twelve industrial properties in our St. Louis market during 2007, which together provided $203.5 million of the net proceeds received in 2007.

•

During 2009, we contributed or advanced $23.5 million to fund development activities within unconsolidated companies, compared to $132.2 million in 2008 and $142.3 million in 2007. The decrease was largely as the result of a planned reduction in new development.

•

We received capital distributions (as a result of the sale of properties or refinancing) from unconsolidated subsidiaries of $95.4 million in 2008 and $235.8 million in 2007. We received no such distributions from unconsolidated companies in 2009.

Financing Activities

The following items highlight significant capital transactions:

•

In order to retain additional cash to help meet our capital needs, we reduced our quarterly distribution beginning in the first quarter of 2009. We paid cash distributions of $0.76 per Common Unit in 2009, compared to cash distributions of $1.93 per Common Unit in 2008 and $1.91 per Common Unit in 2007.

•

In November 2009, we repaid $82.1 million of senior unsecured notes with an effective interest rate of 7.86% on their scheduled maturity date. In February 2009, we repaid $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date. This compares to repayments of $125.0 million and $100.0 million of senior unsecured notes with effective interest rates of 3.36% and 6.76% on their scheduled maturity dates in January 2008 and May 2008, respectively. We also repaid $100.0 million of senior unsecured notes with an effective interest rate of 7.47% on their scheduled maturity date in August 2007 and $100.0 million of corporate unsecured debt with an effective interest rate of 3.63% on their scheduled maturity date in November 2007.

•

We decreased net borrowings on the Partnership’s $850.0 million line of credit by $474.0 million for the year ended December 31, 2009, completely repaying the outstanding balance, compared to a decrease of $69.0 million in 2008 and an increase of $226.0 million in 2007.

•

In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at an effective rate of 7.50% and $250.0 million of senior unsecured notes due in 2019 bearing interest at an effective rate of 8.38%. This compares to issuances of senior unsecured notes in May 2008 and September 2007, respectively, of $325.0 million with an effective interest rate of 7.36% due in 2013 and $300.0 million with an effective interest rate of 6.16% due in 2018.

•

Throughout 2009 and the fourth quarter of 2008, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011. In 2009, cash payments of $500.9 million were made to repurchase notes with a face value of $542.9 million, compared to cash payments of $36.5 million made in the fourth quarter of 2008 for notes with a face value of $38.5 million.

•

In February, March and July 2009, we received cash proceeds of $270.0 million from three 10-year secured debt financings that are secured by 32 rental properties. The secured debt bears interest at a weighted average rate of 7.69% and matures at various points in 2019.

•

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.4 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership and were used to repay outstanding borrowings under the Partnership’s unsecured revolving line of credit and for other general corporate purposes. The General Partner had no common stock issuances in 2008, but it issued 7.0 million shares of its common stock in October 2007 for net proceeds of $232.7 million, which were contributed to us in exchange for an additional interest in the Partnership.

•

During the fourth quarter of 2008, the General Partner opportunistically repurchased a portion of all outstanding series of its preferred shares in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General Partner repurchased preferred shares having a redemption value of approximately $27.4 million for $12.4 million, which resulted in an approximate $14.0 million gain on repurchase after considering the charge-off of offering costs from those shares. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.
•

In February 2008, we received net proceeds of approximately $290.0 million from the General Partner’s issuance of shares of its Series O Cumulative Redeemable Preferred Stock; the General Partner had no new preferred equity issuances in 2009.

•	In October 2007, the General Partner redeemed all of the outstanding shares of its 7.990% Series B Cumulative Redeemable Preferred Stock at the liquidation amount of $132.3 million.

Credit Ratings

The General Partner and the Partnership are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody’s Investors Service and Standard and Poor’s Ratings Group. Our senior unsecured notes have been assigned ratings of BBB- and Baa2 by Standard and Poor’s Ratings Group and Moody’s Investors Service, respectively.

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

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operations and development of Industrial, Office and Medical Office real estate properties. We hold interests both in joint ventures that operate real estate for long-term investment and rental income (“Operating Joint Ventures”) as well as joint ventures that develop properties with the intent to sell within a relatively short period of time after completion and lease-up (“Development Joint Ventures”). The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $2.6 billion as of both December 31, 2009 and 2008.

Our investments in and advances to unconsolidated companies represent approximately 7% and 9% of our total assets as of December 31, 2009 and 2008, respectively. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2009 and 2008, respectively (in thousands, except percentage data):

	Operating Joint Ventures		Development Joint Ventures		Total
	2009	2008	2009	2008	2009	2008
Land, buildings and tenant improvements, net	$1,919,553	$1,802,999	$152,882	$215,385	$2,072,435	$2,018,384
Construction in progress	36,902	44,071	91,355	148,082	128,257	192,153
Undeveloped land	25,323	24,739	151,033	154,285	176,356	179,024
Other assets	201,355	191,149	58,894	47,897	260,249	239,046

	$2,183,133	$2,062,958	$454,164	$565,649	$2,637,297	$2,628,607

Indebtedness	$1,024,661	$1,029,815	$295,035	$195,947	$1,319,696	$1,225,762
Other liabilities	58,239	56,632	17,154	191,461	75,393	248,093

	1,082,900	1,086,447	312,189	387,408	1,395,089	1,473,855
Owners’ equity	1,100,233	976,511	141,975	178,241	1,242,208	1,154,752

	$2,183,133	$2,062,958	$454,164	$565,649	$2,637,297	$2,628,607

Rental revenue	$252,973	$230,733	$1,814	$19,579	$254,787	$250,312

Gain on sale of properties	$-	$982	$-	$23,432	$-	$24,414

Net income (loss)	$14,030	$22,123	$(4,270)	$18,314	$9,760	$40,437

Total square feet	41,639	39,854	2,568	3,236	44,207	43,090
Percent leased	88.21%	91.19%	66.76%	33.05%	86.31%	86.66%
Company ownership percentage	10%-50%	10%-50%	50%	50%

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2009, we were subject to certain contractual payment obligations as described in the table below:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (1)	$4,338,743	$301,079	$789,057	$377,120	$612,961	$395,988	$1,862,538
Lines of credit (2)	30,263	4,727	20,372	4,446	718	-	-
Share of debt of unconsolidated joint ventures (3)	591,962	207,817	98,971	60,784	42,368	25,292	156,730
Ground leases	84,436	2,076	2,090	1,950	1,882	1,902	74,536
Operating leases	1,297	518	364	142	102	89	82
Development and construction backlog costs (4)	878,033	472,542	305,491	100,000	-	-	-
Other (5)	1,565	529	223	225	227	88	273

Total Contractual Obligations	$5,926,299	$989,288	$1,216,568	$544,667	$658,258	$423,359	$2,094,159

(1)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rates as of December 31, 2009.
(2)	Our unsecured lines of credit consist of an operating line of credit that matures February 2013 and the line of credit of a consolidated subsidiary that matures July 2011. Interest expense for our unsecured lines of credit was calculated using the most recent stated interest rates that were in effect.
(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2009.
(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
(5)	Represents other contractual obligations.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2009, 2008 and 2007, respectively, we earned management fees of $8.4 million, $7.8 million and $7.1 million, leasing fees of $4.2 million, $2.8 million and $4.2 million and construction and development fees of $10.2 million, $12.7 million and $13.1 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

We have guaranteed the repayment of $82.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of eight of our unconsolidated subsidiaries. At December 31, 2009, the maximum guarantee exposure for these loans was approximately $346.9 million. With the exception of the guarantee of the debt of 3630 Peachtree joint venture, for which we have recorded a contingent liability, management believes that the value of the underlying real estate exceeds the associated loan balances and that we will not be required to satisfy these guarantees.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487.0 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. In connection with this transaction, the joint venture partners were given an option to put up to a $50.0 million interest in the joint venture to us in exchange for our common stock or cash (at our option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50.0 million liability.

We lease certain land positions with terms extending to May 2070, with a total obligation of $84.4 million. No payments on these ground leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

On January 1, 2009, we adopted a newly effective accounting standard for convertible debt instruments that may be settled in cash upon conversion. The new standard requires separate accounting for the debt and equity components of certain convertible instruments. Our Exchangeable Notes issued in November 2006 have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes were subject to the accounting changes required by the new standard, which required that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense.

At December 31, 2009, the Exchangeable Notes had $235.4 million of principal outstanding, an unamortized discount of $6.0 million and a net carrying amount of $229.4 million. The carrying amount of the equity component was $34.7 million at December 31, 2009. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$14,850	$21,574	$21,594
Effect of accounting for convertible debt	5,024	6,536	6,151

Total interest expense on Exchangeable Notes	$19,874	$28,110	$27,745

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. We do not anticipate this new accounting standard to have a significant impact on our financial position and results of operations upon adoption.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, that fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at December 31, 2009.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate secured debt	$10,706	$22,975	$10,153	$8,939	$31,290	$681,122	$765,185	$770,255
Weighted average interest rate	6.91%	7.16%	6.76%	6.61%	7.44%	6.62%

Variable rate secured debt	$750	$785	$12,748	$880	$935	$3,400	$19,498	$14,419
Weighted average interest rate	0.80%	0.81%	4.73%	0.83%	0.83%	0.56%

Fixed rate unsecured notes	$99,849	$583,575	$200,000	$475,000	$250,000	$1,450,000	$3,058,424	$3,042,230
Weighted average interest rate	5.37%	5.35%	5.87%	6.50%	6.33%	6.79%

Unsecured lines of credit	$-	$15,770	$-	$-	$-	$-	$15,770	$14,714
Rate at December 31, 2009	N/A	1.08%	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2009, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in LIBOR indices as well as changes in our credit rating.

At December 31, 2009 the redemption value of our unsecured notes was $3.1 billion and we estimated the fair value of those unsecured notes to be $3.0 billion, whereas at December 31, 2008 the redemption value of our unsecured notes was $3.3 billion and our estimate of the fair value was $2.2 billion. Our unsecured notes are thinly traded and our estimate of the fair value of those notes, when compared to their redemption value, has increased significantly since December 31, 2008 largely as the result of recent comparable trades being completed at significantly lower, or no, discounts.

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

Attached as exhibits to this Report are certifications of the General Partner’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 for which no Form 8-K was filed.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership does not have any directors or executive officers. The following is a summary of the executive officers of the General Partner as of January 1, 2010:

Dennis D. Oklak, age 56. Mr. Oklak joined the General Partner in 1986. He held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner’s Board of Directors in April 2004. In April 2005, Mr. Oklak was appointed Chairman of the General Partner’s Board of Directors. Mr. Oklak serves on the Board of Governors of the National Association of Real Estate Investment Trusts, or “NAREIT,” and is a member of the Real Estate Roundtable and co-chair of the Roundtable’s Sustainability Policy Advisory Committee. From 2003 to 2009, Mr. Oklak was a member of the board of directors of publicly-traded recreational vehicle manufacturer, Monaco Coach Corporation. He also is a member of the board of directors and the Executive Committee of the Central Indiana Corporate Partnership and serves on the Dean’s Executive Advisory Board of Ball State University’s Miller College of Business. Mr. Oklak has served as a director of the General Partner since 2004.

Christie B. Kelly, age 48. Ms. Kelly was appointed as Executive Vice President and Chief Financial Officer of the General Partner effective February 27, 2009. Ms. Kelly has 25 years of experience ranging from financial planning and strategic development to senior leadership roles in financial management, mergers and acquisitions, information technology and investment banking. Prior to joining the General Partner, Ms. Kelly served as Senior Vice President of the Global Real Estate Group at Lehman Brothers from 2007 to February 2009. Previously, Ms. Kelly was employed by General Electric Company from 1983 to 2007 and served in numerous finance and operational leadership roles, including Business Development Leader for Mergers and Acquisitions for GE Real Estate from 2003 to 2007.

Howard L. Feinsand, age 62. Mr. Feinsand has served as the General Partner’s Executive Vice President and General Counsel since 1999, and, since 2003, also has served as the General Partner’s Corporate Secretary. Mr. Feinsand served on the General Partner’s Board of Directors from 1988 to January 2003. From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd. From 1995 until 1996, he was Managing Director of Citicorp North America, Inc. He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc. from 1989 to 1995. From 1971 through 1989, Mr. Feinsand practiced law in New York City. Mr. Feinsand serves as Chair of the Board of Directors of The Alliance Theatre at the Woodruff Arts Center in Atlanta, Georgia and as Vice Chair of the Board of Trustees and member of the Executive Committee of the Woodruff Arts Center. Mr. Feinsand is a trustee of the Jewish Federation of Greater Atlanta.

Steven R. Kennedy, age 53. Mr. Kennedy was named as the General Partner’s Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President. Mr. Kennedy serves as Vice Chair of the advisory council for Purdue University’s School of Engineering.

All other information required by this item will be contained in the General Partner’s 2010 Proxy Statement and is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 11 of this Report will be contained in the General Partner’s 2010 Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report will be contained in the General Partner’s 2010 Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to Item 13 of this Report will be contained in the General Partner’s 2010 Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to Item 14 of this Report will be contained in the General Partner’s 2010 Proxy Statement, which information is incorporated herein by this reference.

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

The following Consolidated Financial Statements, together with the Management’s Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Operations, Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows, Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity, Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.	Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

3.2(i)	Fourth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, File No. 000-20625, and incorporated herein by this reference).

4.1(i)	Fourth Amended and Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on July 30, 2009, File No. 001-09044, and incorporated herein by this reference).

4.2(i)	Fourth Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on July 30, 2009, File No. 001-09044, and incorporated herein by this reference).

4.3(i)	Indenture, dated September 19, 1995, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference).

4.3(ii)	Fourth Supplemental Indenture, dated August 21, 1997, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.8 to the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).

4.3(iii)	Sixth Supplemental Indenture, dated February 12, 1999, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on February 12, 1999, File No. 000-20625, and incorporated herein by this reference).

4.3(iv)	Eighth Supplemental Indenture, dated November 16, 1999, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 15, 1999, File No. 000-20625, and incorporated herein by this reference).

4.3(v)	Ninth Supplemental Indenture, dated March 5, 2001, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 2, 2001, File No. 000-20625, and incorporated herein by this reference).

4.3(vi)	Eleventh Supplemental Indenture, dated August 26, 2002, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 26, 2002, File No. 000-20625, and incorporated herein by this reference).

4.3(vii)	Twelfth Supplemental Indenture, dated January 16, 2003, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on January 16, 2003, File No. 000-20625, and incorporated herein by this reference).

4.3(viii)	Thirteenth Supplemental Indenture, dated May 22, 2003, between Duke Realty Limited Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 22, 2003, File No. 000-20625, and incorporated herein by this reference).

4.3(ix)	Seventeenth Supplemental Indenture, dated August 16, 2004, between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 18, 2004, File No. 000-20625, and incorporated herein by this reference).

4.3(x)	Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

4.3(xi)	Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on July 28, 2006, and incorporated herein by this reference).

4.4(i)	Indenture, dated as of July 28, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner’s automatic shelf registration statement on Form S-3, filed with the SEC on July 31, 2006, and incorporated herein by this reference).

4.4(ii)	First Supplemental Indenture, dated as of August 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.625% Senior Notes Due 2011 (filed as Exhibit 4.1 to the Partnerships’ Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iii)	Second Supplemental Indenture, dated as of August 24, 2006, by and between Duke Realty Limited Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iv)	Third Supplemental Indenture, dated as of September 11, 2007, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on September 12, 2007, and incorporated herein by this reference).

4.4(v)	Fourth Supplemental Indenture, dated as of May 8, 2008, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 8, 2008, and incorporated herein by this reference).

4.4(vi)	Fifth Supplemental Indenture, dated as of August 11, 2009, by and between Duke Realty Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Trust Company, N.A.), including the form of global note evidencing the 7.375% Senior Notes due 2015 filed as Exhibit 4.1 to the Partnership’s current Report on Form 8-K, as filed with the SEC on August 12, 2009, and incorporated herein by this reference.

4.4(vii)	Sixth Supplemental Indenture, dated as of August 11, 2009, by and between Duke Realty Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Trust Company, N.A.), including the form of global note evidencing the 8.25% Senior Notes due 2019 filed as Exhibit 4.2 to the Partnership’s current Report on Form 8-K, as filed with the SEC on August 12, 2009, and incorporated herein by this reference.

4.5	Indenture, dated November 22, 2006, by and among Duke Realty Limited Partnership, the General Partner and The Bank of New York Trust Company, N.A., as trustee, including the form of 3.75% Exchangeable Senior Note due 2011 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

4.6	Deposit Agreement, dated as of January 31, 2006, by and among the General Partner, American Stock Transfer & Trust Company, as depositary, and the holders from time to time of the Depositary Receipts (which includes as an exhibit the form of Depositary Receipts filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC January 31, 2006, File No. 001-09044, and incorporated herein by this reference).

10.2	Promissory Note of the Services Partnership (filed as Exhibit 10.3 to the General Partner’s Registration Statement on Form S-2, as filed with the SEC on June 8, 1993, File No. 33-64038, and incorporated herein by this reference).

10.3(i)	1995 Key Employee Stock Option Plan of the General Partner (filed as Exhibit 10.13 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.3(ii)	Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iii)	Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(iv)	Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(v)	Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vi)	Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(vii)	Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(viii)	Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.3(ix)	Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.3(x)	Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.4(i)	1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.4(ii)	Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iii)	Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(iv)	Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(v)	Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.4(vi)	Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.5(i)	1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.5(ii)	Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.6(i)	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the General Partner’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.6(ii)	Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.6(iii)	Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(i)	2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).#

10.7(ii)	Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.7(iii)	Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 5, 2004, File No. 001-09044, and incorporated herein by this reference).#

10.7(iv)	Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 2, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.8(i)	Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(ii)	Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iii)	Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(iv)	Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.8(v)	Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 4, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(i)	Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.9(ii)	Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.21(ii) to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 001-09044, and incorporated herein by this reference).#

10.9(iii)	Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9(iv)	Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the General Partner’s Registration Statement on Form S-8, as filed with the SEC on March 24, 2004, File No. 333-113907, and incorporated herein by this reference).#

10.10(i)	Duke Realty Corporation 2005 Long-Term Incentive Plan (filed as Appendix A to the General Partner’s Definitive Proxy Statement on Schedule 14A, dated March 16, 2005, as filed with the SEC on March 16, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(ii)	Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iii)	Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(iv)	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10(v)	Duke Realty Corporation 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(i)	Duke Realty Corporation Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11(ii)	Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on October 31, 2005, File No. 001-09044, and incorporated by this reference).#

10.11(iii)	Amendment Two to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, File No. 001-09044, and incorporated by this reference).#

10.11(iv)	Amendment Three to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated by this reference).#

10.12	Duke Realty Corporation 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.13	Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.14(i)	Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner, as the General Partner of Duke Realty Limited Partnership, and the following executive officers: Dennis D. Oklak, Howard L. Feinsand and Steven R. Kennedy (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).

10.14(ii)	Form of Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the General Partner and Christie B. Kelly (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2009, File No. 001-09044, and incorporated herein by this reference).

10.15	Term Loan Agreement, Dated May 31, 2005, by and between Duke Realty Limited Partnership, the General Partner, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005, File No. 001-09044, and incorporated herein by this reference).

10.16	Commercial Multi-Property Agreement of Purchase and Sale, dated January 24, 2006, by and among Duke Realty Limited Partnership, The Mark Winkler Company, and each of the other entities controlled by or affiliated with The Mark Winkler Company named therein, as amended by the First Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated February 28, 2006, the Second Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated March 10, 2006, and the Third Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated April 21, 2006 (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2006, File No. 001-09044, and incorporated herein by this reference).

10.17(i)	Sixth Amended and Restated Revolving Credit Agreement dated November 20, 2009, among Duke Realty Limited Partnership, the General Partner, J.P. Morgan Securities, Inc., Wells Fargo Securities, LLC, and JP Morgan Chase Bank, NA (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, as filed with the SEC on November 25, 2009, File No. 001-09044, and incorporated herein by this reference).

10.18	Term Loan Agreement, dated as of February 28, 2006, by and among Duke Realty Limited Partnership, as borrower, the General Partner, as Guarantor, certain of their respective subsidiaries, as guarantors, Bank of America, N.A., individually and as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Sole Book Runner, and each of the other lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on March 3, 2006, File No. 000-20625, and incorporated herein by this reference).

10.19	Registration Rights Agreement, dated November 22, 2006, by and among Duke Realty Limited Partnership, the General Partner, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.20	Common Stock Delivery Agreement, dated November 22, 2006, by and between Duke Realty Limited Partnership and the General Partner (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.21	Contribution Agreement, dated December 5, 2006, by and between Duke Realty Limited Partnership and Quantico and Belbrook Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 001-09044, and incorporated herein by this reference).(1)

10.22	Contribution Agreement, dated December 5, 2006, by and between Duke Realty Limited Partnership and Lafayette and Belcrest Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 001-09044, and incorporated herein by this reference).(1)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

21.1	List of the Partnership’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the General Partner’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the General Partner’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the General Partner’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the General Partner’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Report and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1) Confidential treatment of the agreement was requested.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

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

Independent Registered Public Accounting Firm

The Partners of

Duke Realty Limited Partnership:

We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the “Partnership”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana

March 2, 2010

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2009	2008
ASSETS
Real estate investments:
Land and improvements	$1,106,016	$1,077,362
Buildings and tenant improvements	5,284,103	5,220,561
Construction in progress	103,298	159,330
Investments in and advances to unconsolidated companies	501,121	693,503
Undeveloped land	660,723	806,379

	7,655,261	7,957,135
Accumulated depreciation	(1,311,733)	(1,167,113)

Net real estate investments	6,343,528	6,790,022

Cash and cash equivalents	147,539	22,285
Accounts receivable, net of allowance of $3,198 and $1,777	20,604	28,026
Straight-line rent receivable, net of allowance of $6,929 and $4,086	131,934	123,863
Receivables on construction contracts, including retentions	18,755	75,100
Deferred financing costs, net of accumulated amortization of $37,577 and $38,046	54,486	47,904
Deferred leasing and other costs, net of accumulated amortization of $240,151 and $195,034	371,286	369,224
Escrow deposits and other assets	216,361	234,018

	$7,304,493	$7,690,442

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$785,797	$507,351
Unsecured notes	3,052,465	3,285,980
Unsecured lines of credit	15,770	483,659

	3,854,032	4,276,990

Construction payables and amounts due subcontractors, including retentions	43,147	105,227
Accrued real estate taxes	84,347	78,483
Accrued interest	62,971	56,376
Other accrued expenses	49,166	44,835
Other liabilities	198,906	187,425
Tenant security deposits and prepaid rents	44,258	41,348

Total liabilities	4,336,827	4,790,684

Partners’ equity:
General Partner:
Common equity (224,029 and 148,420 General Partner Units issued and outstanding)	1,918,329	1,840,002
Preferred equity (4,067 Preferred Units issued and outstanding)	1,016,625	1,016,625

	2,934,954	2,856,627
Limited Partners’ common equity (6,609 and 6,779 Limited Partner Units issued and outstanding)	31,192	47,835
Accumulated other comprehensive income (loss)	(5,630)	(8,652)

Total partners’ equity	2,960,516	2,895,810
Noncontrolling interests	7,150	3,948

Total equity	2,967,666	2,899,758

	$7,304,493	$7,690,442

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per unit amounts)

	2009	2008	2007
Revenues:
Rental and related revenue	$894,580	$857,559	$810,547
General contractor and service fee revenue	449,509	434,624	311,548

	1,344,089	1,292,183	1,122,095

Expenses:
Rental expenses	203,537	191,264	176,036
Real estate taxes	119,113	103,819	93,707
General contractor and other services expenses	427,666	418,743	287,936
Depreciation and amortization	338,975	308,139	269,685

	1,089,291	1,021,965	827,364

Other operating activities:
Equity in earnings of unconsolidated companies	9,896	23,817	29,381
Gain on sale of properties	12,337	39,057	34,682
Earnings from sales of land	357	12,651	33,998
Undeveloped land carrying costs	(10,403)	(8,204)	(6,502)
Impairment charges	(302,811)	(18,463)	(5,658)
General and administrative expense	(47,937)	(39,508)	(37,727)

	(338,561)	9,350	48,174

Operating income (loss)	(83,763)	279,568	342,905

Other income (expenses):
Interest and other income, net	1,229	1,451	2,770
Interest expense	(220,239)	(198,449)	(174,981)
Gain on debt transactions	20,700	1,953	-
Loss on business combinations	(1,062)	-	-

Income (loss) from continuing operations before income taxes	(283,135)	84,523	170,694
Income tax benefit (expense)	6,070	7,005	(6,260)

Income (loss) from continuing operations	(277,065)	91,528	164,434
Discontinued operations:
Income (loss) before impairment charges and gain on sales	(439)	3,185	5,553
Impairment charges	(772)	(1,266)	-
Gain on sale of depreciable properties	6,786	16,961	121,072

Income from discontinued operations	5,575	18,880	126,625
Net income (loss)	(271,490)	110,408	291,059
Distributions on Preferred Units	(73,451)	(71,426)	(58,292)
Gain (loss) on redemption or repurchase of Preferred Units, net	-	14,046	(3,483)
Net (income) loss attributable to noncontrolling interests	241	637	(3,186)

Net income (loss) attributable to common unitholders	$(344,700)	$53,665	$226,098

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(1.70)	$0.22	$0.66
Discontinued operations attributable to common unitholders	0.03	0.12	0.86

Total	$(1.67)	$0.34	$1.52

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(1.70)	$0.22	$0.66
Discontinued operations attributable to common unitholders	0.03	0.12	0.85

Total	$(1.67)	$0.34	$1.51

Weighted average number of Common Units outstanding	207,893	154,534	148,459

Weighted average number of Common Units and potential dilutive securities	207,893	154,553	149,250

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(271,490)	$110,408	$291,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	266,803	246,441	214,477
Amortization of deferred leasing and other costs	73,323	68,511	63,214
Amortization of deferred financing costs	13,679	13,640	11,212
Straight-line rent adjustment	(18,832)	(15,118)	(16,843)
Impairment charges	303,583	19,729	5,658
Gain on debt extinguishment	(20,700)	(1,953)	-
Loss on business combination	1,062	-	-
Deferred tax asset valuation	7,278	-	-
Earnings from land and depreciated property sales	(19,480)	(29,612)	(154,493)
Build-for-Sale operations, net	14,482	80,751	(84,547)
Construction contracts, net	(4,583)	125,855	(25,818)
Other accrued revenues and expenses, net	47,526	19,530	23,761
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	8,533	5,618	(4,631)

Net cash provided by operating activities	401,184	643,800	323,049

Cash flows from investing activities:
Development of real estate investments	(268,890)	(436,256)	(451,162)
Acquisition of real estate investments and related intangible assets	(31,658)	(20,123)	(116,021)
Acquisition of undeveloped land	(5,474)	(40,893)	(317,324)
Recurring tenant improvements, leasing costs and building improvements	(79,054)	(74,814)	(85,936)
Other deferred leasing costs	(23,329)	(30,498)	(44,674)
Other assets	(583)	109	6,231
Proceeds from land and depreciated property sales, net	256,330	116,563	480,943
Capital distributions from unconsolidated companies	-	95,392	235,754
Capital contributions and advances to unconsolidated companies, net	(23,481)	(132,244)	(142,330)

Net cash used for investing activities	(176,139)	(522,764)	(434,519)

Cash flows from financing activities:
Contributions from the General Partner	551,136	17,125	240,802
Proceeds from issuance of Preferred Units, net	-	290,000	-
Payments for redemption/repurchases of Preferred Units	-	(12,405)	(132,250)
Proceeds from unsecured debt issuance	500,000	325,000	340,160
Payments on and repurchases of unsecured debt	(707,016)	(261,479)	(223,657)
Proceeds from secured debt financings	290,418	-	-
Payments on secured indebtedness including principal amortization	(11,396)	(55,600)	(24,780)
Borrowings (payments) on lines of credit, net	(467,889)	(62,408)	229,067
Distributions to common unitholders	(156,357)	(298,220)	(283,726)
Distributions to preferred unitholders	(73,451)	(71,439)	(58,292)
Contributions from (distributions to) noncontrolling interests, net	3,443	1,935	(1,626)
Cash settlement of interest rate swaps	-	(14,625)	10,747
Deferred financing costs	(28,679)	(3,681)	(6,083)

Net cash provided by (used for) financing activities	(99,791)	(145,797)	90,362

Net increase (decrease) in cash and cash equivalents	125,254	(24,761)	(21,108)

Cash and cash equivalents at beginning of year	22,285	47,046	68,154

Cash and cash equivalents at end of year	$147,539	$22,285	$47,046

Non-cash investing and financing activities:
Assumption of secured debt for real estate acquisitions	$-	$39,480	$34,259

Contribution of property to, net of debt assumed by, unconsolidated companies	$20,663	$133,312	$146,593

Consolidation of previously unconsolidated companies	$206,852	$-	$-

Distribution of property from unconsolidated company	$-	$76,449	$-

Conversion of Limited Partner Units to common shares of the General Partner	$592	$3,916	$96,725

Issuance of Limited Partner Units for acquisition	$-	$-	$11,020

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except per unit data)

	Common Unitholders
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income	Total Partner’s Equity	Noncontrolling Interests	Total Equity
	Common Equity	Preferred Equity

Balance at December 31, 2006	$1,658,460	$876,250	$151,556	$5,435	$2,691,701	$1,080	$2,692,781

Comprehensive income:
Net income	215,425	58,292	14,156	-	287,873	3,186	291,059
Derivative instrument activity	-	-	-	(6,714)	(6,714)	-	(6,714)

Comprehensive income					281,159	3,186	284,345
Conversion of Limited Partner Units to common shares of the General Partner	179,092	-	(82,367)	-	96,725	-	96,725
Redemption of Series B Preferred Units	-	(132,250)	-	-	(132,250)	-	(132,250)
Unit Issuance	-	-	11,020	-	11,020	-	11,020
Capital Contribution from the General Partner	239,605	-	-	-	239,605	-	239,605
Stock based compensation plan activity	12,979	-	-	-	12,979	-	12,979
Distributions to Preferred Unitholders	-	(58,292)	-	-	(58,292)	-	(58,292)
Distributions to Partners ($1.91 per Common Unit)	(265,776)	-	(17,950)	-	(283,726)	-	(283,726)
Distributions to noncontrolling interests, net	-	-	-	-	-	(1,616)	(1,616)

Balance at December 31, 2007	$2,039,785	$744,000	$76,415	$(1,279)	$2,858,921	$2,650	$2,861,571

Comprehensive income:
Net income	36,362	71,426	3,257	-	111,045	(637)	110,408
Derivative instrument activity	-	-	-	(7,373)	(7,373)	-	(7,373)

Comprehensive income					103,672	(637)	103,035
Conversion of Limited Partner Units to common shares of the General Partner	13,149	-	(17,065)	-	(3,916)	-	(3,916)
Issuance of Series O Preferred Units	(10,000)	300,000	-	-	290,000	-	290,000
Repurchase of Preferred Units	14,970	(27,375)	-	-	(12,405)	-	(12,405)
Capital Contribution from the General Partner	15,516	-	-	-	15,516	-	15,516
Stock based compensation plan activity	13,668	-	-	-	13,668	-	13,668
Distributions to Preferred Unitholders	-	(71,426)	-	-	(71,426)	-	(71,426)
Distributions to Partners ($1.93 per Common Unit)	(283,448)	-	(14,772)	-	(298,220)	-	(298,220)
Contributions to noncontrolling interests, net	-	-	-	-	-	1,935	1,935

Balance at December 31, 2008	$1,840,002	$1,016,625	$47,835	$(8,652)	$2,895,810	$3,948	$2,899,758

Comprehensive income:
Net income (loss)	(333,601)	73,451	(11,099)	-	(271,249)	(241)	(271,490)
Derivative instrument activity	-	-	-	3,022	3,022	-	3,022

Comprehensive income					(268,227)	(241)	(268,468)
Conversion of Limited Partner Units to common shares of the General Partner	577	-	(577)	-	-	-	-
Capital Contribution from the General Partner	551,404	-	-	-	551,404	-	551,404
Stock based compensation plan activity	11,337	-	-	-	11,337	-	11,337
Distributions to Preferred Unitholders	-	(73,451)	-	-	(73,451)	-	(73,451)
Distributions to Partners ($.76 per Common Unit)	(151,390)	-	(4,967)	-	(156,357)	-	(156,357)
Contributions to noncontrolling interests, net	-	-	-	-	-	3,443	3,443

Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666

Common Units outstanding at December 31, 2009	224,029		6,609		230,638

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.1% of the common Partnership interests as of December 31, 2009 (“General Partner Units”). The remaining 2.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, which is owned through a taxable REIT subsidiary. The terms “we”, “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

(2)	Summary of Significant Accounting Policies

FASB Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) that establishes the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“GAAP”) for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards but did not impact any of our existing accounting policies.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2008 and 2007 have been reclassified to conform to the 2009 consolidated financial statement presentation.

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

We cease capitalization of all project costs on extended lease-up periods when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions. We primarily utilize the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.

Real estate assets classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is designated as held-for-sale, no further depreciation expense is recorded.

Purchase Accounting

On January 1, 2009, we adopted the new accounting standard (ASC 805) on purchase accounting, which requires acquisition related costs to be expensed immediately as period costs. This new standard also requires that (i) 100% of the assets and liabilities of an acquired entity, as opposed to the amount proportional to the portion acquired, must be recorded at fair value upon an acquisition and (ii) a gain or loss must be recognized for the difference between the fair value and the carrying value of any existing ownership interests in acquired entities. Finally, this new standard requires that contingencies arising from a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period.

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

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is considered a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity investment at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. To the extent that our joint ventures do not qualify as variable interest entities, we further assess each partner’s substantive participating rights to determine if the venture should be consolidated.

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. We do not anticipate this new accounting standard to have a significant impact on our financial position and results of operations upon adoption.

We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that own and operate rental properties and hold land for development. We consolidate those joint ventures that are considered to be variable interest entities where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us are capitalized and amortized over the term of the related lease. We include lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortize them on a straight-line basis over the respective lease terms as a reduction of rental revenues. We include as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Convertible Debt Accounting

On January 1, 2009, we adopted a new accounting standard (FASB ASC 470) for convertible debt instruments that may be settled in cash upon conversion. This new standard requires separate accounting for the debt and equity components of certain convertible instruments. Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), issued in November 2006, have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes were subject to the accounting changes required by this new standard, which required that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense. We were required to apply this new accounting standard retrospectively to prior periods.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2009, the Exchangeable Notes had $235.4 million of principal outstanding, an unamortized discount of $6.0 million and a net carrying amount of $229.4 million. The carrying amount of the equity component was $34.7 million at December 31, 2009. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$14,850	$21,574	$21,594
Effect of accounting for convertible debt	5,024	6,536	6,151

Total interest expense on Exchangeable Notes	$19,874	$28,110	$27,745

Noncontrolling Interests

On January 1, 2009, we adopted a new accounting standard (FASB ASC 810) on noncontrolling interests, which required noncontrolling interests (previously referred to as minority interests) to be reported as a component of total equity, resulting in retroactive changes to the presentation of the noncontrolling interests in the consolidated balance sheets and statements of operations. This new standard also modified the accounting for changes in the level of ownership in consolidated subsidiaries.

Noncontrolling interests relate to interests in consolidated property partnerships that are not wholly owned. Noncontrolling interests are subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity.

Revenue Recognition

Rental and Related Revenue

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

We record lease termination fees when a tenant has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to us.

General Contractor and Service Fee Revenue

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Receivables on construction contracts were in an over-billed position of $470,000 at December 31, 2009 and were in an under-billed position of $22.7 million at December 31, 2008.

Property Sales

Gains on sales of all properties are recognized in accordance with FASB ASC 360-20. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer (“partial sales”) and our level of future involvement with the property or the buyer that acquires the assets. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.

To the extent that a property has had operations prior to sale, and that we do not have continuing involvement with the property, gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held-for-rental properties are classified in the investing activities section of the Consolidated Statements of Cash Flows.

Gains or losses from our sale of properties that were developed or repositioned with the intent to sell and not for long-term rental (“Build-for-Sale” properties) are classified as gain on sale of properties in the Consolidated Statements of Operations. Other rental properties that do not meet the criteria for presentation as discontinued operations are also classified as gain on sale of properties in the Consolidated Statements of Operations.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reconciles the components of basic and diluted net income (loss) per Common Unit (in thousands):

	2009	2008	2007
Net income (loss) attributable to common unitholders	$(344,700)	$53,665	$226,098
Less: Distributions on share-based awards expected to vest	(1,759)	(1,631)	(1,149)

Basic and diluted net income (loss) attributable to common unitholders	$(346,459)	$52,034	$224,949

Weighted average number of Common Units outstanding	207,893	154,534	148,459
Other potential dilutive units (1)	-	19	791

Weighted average number of Common Units and potential dilutive securities	207,893	154,553	149,250

(1)	Excludes (in thousands of units) 7,872; 8,219 and 1,144 of anti-dilutive potential units for the years ended December 31, 2009, 2008 and 2007, respectively related to stock-based compensation plans. Also excludes (in thousands of units) the Exchangeable Notes that have 8,089; 11,771 and 11,751 of anti-dilutive potential units for the years ended December 31, 2009, 2008 and 2007, respectively.

Federal Income Taxes

Our financial statements include the operations of our taxable REIT subsidiary that is subject to corporate, federal, state and local income taxes. As a partnership, the allocated share of income and loss other than the operations of our taxable REIT subsidiary is included in the income tax returns of our partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements are in connection with our taxable REIT subsidiary.

Refinements to our operating strategy in 2009 caused us to reduce our projections of taxable income in our taxable REIT subsidiary. As the result of these changes in our projections, we determined that it was more likely than not that the taxable REIT subsidiary would not generate sufficient taxable income to realize any of its deferred tax assets. Accordingly, we recognized a $12.3 million charge to income tax expense in the third quarter of 2009 in order to establish a full valuation allowance against the deferred tax assets. Changes to federal income tax legislation in the fourth quarter of 2009, which extended the period that net operating losses may be carried back from two to five years, resulted in the reversal of approximately $5.0 million of the valuation allowance that was initially established. Income taxes, with the exception of this non-recurring charge, are not material to our operating results or financial position.

We paid federal and state income taxes of $800,000, $3.5 million and $10.1 million for 2009, 2008 and 2007, respectively. The taxable REIT subsidiaries have no significant net deferred income tax or unrecognized tax benefit items.

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

Fair Value Measurements

On January 1, 2009, we adopted a new accounting standard (ASC 820) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination.

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

In conjunction with the redemption of our partner’s membership interests, we entered a profits interest agreement that entitles our former partner to additional payments should the combined sale of the two acquired entities, as well as the sale of another retail real estate joint venture that we and our partner still jointly control, result in an aggregate profit. Aggregate profit on the sale of these three projects will be calculated by using a formula defined in the profits interest agreement. We have estimated that the fair value of the potential additional payment to our partner is insignificant.

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

We recognized a loss of $1.1 million upon acquisition, which represents the difference between the fair value of the recognized assets and the carrying value of our pre-existing equity interest. The acquisition date fair value of the net recognized assets as compared to the acquisition date carrying value of our outstanding advances and accrued interest, as well as the acquisition date carrying value of our pre-existing equity interests, is shown as follows (in thousands):

Net fair value of acquired assets and liabilities	$206,852
Less advances to acquired entities eliminated upon consolidation	(173,006)
Less acquisition date carrying value of equity in acquired entities	(34,908)

Loss on business combination	$(1,062)

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Since April 1, 2009, the results of operations for both acquired entities have been included in continuing operations in our consolidated financial statements. Due to our significant pre-existing ownership and financing positions in the two acquired entities, the inclusion of their results of operations did not have a material effect on our operating income.

Acquisitions

We acquired income producing real estate related assets of $32.1 million, $60.5 million and $219.9 million in 2009, 2008 and 2007, respectively.

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

All other acquisitions were not individually material.

Dispositions

We disposed of income producing real estate related assets with gross proceeds of $267.0 million, $426.2 million and $590.4 million in 2009, 2008 and 2007, respectively.

We sold five properties in 2009 and seven properties in 2008 to an unconsolidated joint venture. The gross proceeds totaled $84.3 million and $226.2 million for the years ended December 31, 2009 and 2008, respectively.

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

All other dispositions were not individually material.

(4)	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2009, 2008 and 2007, respectively, we earned management fees of $8.4 million, $7.8 million and $7.1 million, leasing fees of $4.2 million, $2.8 million and $4.2 million and construction and development fees of $10.2 million, $12.7 million and $13.1 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investments in Unconsolidated Companies

We have equity interests generally ranging from 10% to 50% in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	2009	2008	2007
Rental revenue	$254,787	$250,312	$215,855

Net income	$9,760	$40,437	$41,725

Land, buildings and tenant improvements, net	$2,072,435	$2,018,384
Construction in progress	128,257	192,153
Undeveloped land	176,356	179,024
Other assets	260,249	239,046

	$2,637,297	$2,628,607

Indebtedness	$1,319,696	$1,225,762
Other liabilities	75,393	248,093

	1,395,089	1,473,855
Owners’ equity	1,242,208	1,154,752

	$2,637,297	$2,628,607

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2009 are as follows (in thousands):

Year	Future Repayments
2010	$208,098
2011	60,186
2012	48,073
2013	32,052
2014	17,159
Thereafter	137,342

$502,910

(6)	Discontinued Operations

The operations of 45 buildings are currently classified as discontinued operations for the three-year period ended December 31, 2009. These 45 buildings consist of 20 industrial and 25 office properties. Of these properties, five were sold during 2009, eight properties were sold during 2008 and 32 properties were sold during 2007.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table illustrates operations of the buildings reflected in discontinued operations for the years ended December 31 (in thousands):

	2009	2008	2007
Revenues	$4,115	$21,825	$39,504
Operating expenses	(1,817)	(7,152)	(15,751)
Depreciation and amortization	(1,151)	(6,813)	(8,006)

Operating income	1,147	7,860	15,747
Interest expense	(1,586)	(4,675)	(10,194)

Income (loss) before impairment charges and gain on sales	(439)	3,185	5,553
Impairment charges	(772)	(1,266)	-
Gain on sale of depreciable properties	6,786	16,961	121,072

Income from discontinued operations	$5,575	$18,880	$126,625

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

(7)	Impairments and Other Charges

The following table illustrates impairment and other charges recognized during the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	2009	2008	2007
Undeveloped land	$136,581	$8,632	$-
Buildings	78,087	2,799	-
Investments in unconsolidated companies	56,437	-	-
Other real estate related assets	32,478	8,298	5,658

Impairment charges	$303,583	$19,729	$5,658
Less: Impairment charges included in discontinued operations	(772)	(1,266)	-

Impairment charges - continuing operations	$302,811	$18,463	$5,658

Land and Buildings

During 2009, we refined our operating strategy and one result of this change in strategy was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding them for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down the land that was identified for disposition, and determined to be impaired, to fair value. We utilized a market approach to determine fair value and, to the extent current comparable sales values were unavailable, made adjustments to historical comparable sales based on the Company’s understanding of current market conditions and the experience of our management team. Actual sales of our undeveloped land targeted for disposition could be at prices that differ significantly from our estimates and additional impairments may be necessary in the future in the event market conditions deteriorate further. Our valuation estimates primarily relied upon Level 3 inputs, as previously defined.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2009, we also reviewed our existing portfolio of buildings and determined that several buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Additionally, at various times throughout the year, we determined it appropriate to re-evaluate certain other buildings that were in various stages of the disposition process for impairment because new information was available that triggered further analysis. Impairment charges of $78.1 million were recognized for 28 office, industrial and retail buildings that were determined to be impaired, either as the result of a refinement in management’s strategy or changes in market conditions. In calculating the impairment charges for the aforementioned 28 buildings, we determined fair value using either the income approach or the market approach. The most significant assumptions, when using the income approach, included the discount rate as well as future exit capitalization rates, occupancy levels, rental rates and capital expenditures. Fair value measurements for the buildings that were determined to be impaired relied primarily upon Level 3 inputs, as defined earlier in this report.

Investments in Unconsolidated Subsidiaries

We have an investment in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development and operation of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. The building is currently in the final stages of development. As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment during the three-month period ended September 30, 2009 and recognized an impairment charge to write off our $14.4 million investment, as we determined that an other-than-temporary decline in value had taken place. As a result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately the obligation stemming from our joint and several guarantee of the joint venture loan, we recorded an additional liability of $36.3 million, and an equal charge to impairment expense, for our probable future obligations to the lender. The estimates of fair value utilized in determining the aforementioned charges relied primarily on Level 3 inputs, as defined earlier in this report.

Due to credit issues with its most significant tenant, an inability to renew third-party financing on acceptable terms and an increase to its projected capital expenditures, we analyzed an investment in an unconsolidated joint venture (the “Park Creek joint venture”) during the three-month period ended June 30, 2009 to determine whether there was an other-than-temporary decline in value. As a result of that analysis, we determined that an other-than-temporary decline in value had taken place and wrote our investment in the Park Creek joint venture down to its fair value, thus recognizing a $5.8 million impairment charge. We estimated the fair value of the Park Creek joint venture using the income approach and the most significant assumption in the estimate was the expected period of time in which we would hold our investment in the joint venture. We concluded that the estimate of fair value relied primarily upon Level 3 inputs, as defined earlier in this report.

Other Real Estate Related Assets

We recognized $32.5 million of impairment charges on other real estate related assets during 2009. The impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Indebtedness

Indebtedness at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Fixed rate secured debt, weighted average interest rate of 6.67% at December 31, 2009, and 6.13% at December 31, 2008, maturity dates ranging from 2011 to 2027	$766,299	$499,061

Variable rate secured debt, weighted average interest rate of 3.33% at December 31, 2009, and 3.88% at December 31, 2008, maturity dates ranging from 2012 to 2025	19,498	8,290

Fixed rate unsecured debt, weighted average interest rate of 6.32% at December 31, 2009, and 5.93% at December 31, 2008, maturity dates ranging from 2010 to 2028	3,052,465	3,285,980

Unsecured lines of credit, weighted average interest rate of 1.08% at December 31, 2009, and 1.34% at December 31, 2008, maturity dates ranging from 2011 to 2013	15,770	483,659

	$3,854,032	$4,276,990

Fixed Rate Secured Debt

As of December 31, 2009, the $785.8 million of secured debt was collateralized by rental properties with a carrying value of $1.4 billion and by letters of credit in the amount of $7.7 million.

In February, March and July 2009, we borrowed a total of $270.0 million from three 10-year fixed rate secured debt financings that are secured by 32 rental properties. The secured debt bears interest at a weighted average rate of 7.69% and matures at various points in 2019. Additionally, in June 2009, we borrowed $8.5 million from two 6.50% 10-year fixed rate mortgages due in 2019, which are secured by two newly acquired properties. One of our consolidated subsidiaries also borrowed $11.9 million, bearing interest at a variable rate (equal to 5.0% as of December 31, 2009) and maturing in April 2012, on a secured construction loan during 2009.

The fair value of our fixed rate secured debt as of December 31, 2009 was $770.3 million. We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate at which we estimate we could obtain similar borrowings when considering current market conditions. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 (as described in Note 2) inputs.

Fixed Rate Unsecured Debt

We took the following actions during 2009 and 2008 as it pertains to our fixed rate unsecured indebtedness:

•	In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date.
•

Throughout 2009, we repurchased portions of various series of senior unsecured notes with various scheduled maturity dates through December 2011, both on the open market and through cash tender offers, for $500.9 million. The total face value of these repurchases was $542.9 million. We recognized a gain of $27.5 million on the repurchases after writing off applicable issuance costs and other accounting adjustments. The aforementioned gains on repurchase were partially offset by a $6.8 million charge to write off fees paid for a cancelled secured debt transaction.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

In August 2009, we issued $500.0 million of senior unsecured notes in two equal tranches. The first $250.0 million of the senior unsecured notes mature in February 2015 and bear interest at an effective rate of 7.50%, while the other $250.0 million of the senior unsecured notes mature in August 2019 and bear interest at an effective rate of 8.38%.

•	In November 2009, we repaid $82.1 million of senior unsecured notes with an effective interest rate of 7.86% on their scheduled maturity date.
•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.
•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.
•

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting swaps (see Note 14), which were designated as cash flow hedges for this offering, the effective interest rate is 7.36%.

The fair value of our fixed rate unsecured debt as of December 31, 2009 was approximately $3.0 billion. We utilized multiple broker estimates in estimating the fair value. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon directly comparable transactions. As such, we have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2009.

Unsecured Lines of Credit

Our unsecured lines of credit as of December 31, 2009 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding at December 31, 2009
Unsecured Line of Credit – Partnership	$850,000	February 2013	$-
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$15,770

On November 20, 2009, the General Partner and we renewed the Partnership’s unsecured line of credit. Under terms of the renewal, the Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of 275 basis points over the applicable LIBOR rate, and matures in February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of December 31, 2009, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.08% for outstanding borrowings as of December 31, 2009). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

Changes in Fair Value

As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2009 (in thousands):

	Book Value at 12/31/08	Book Value at 12/31/09	Fair Value at 12/31/08	Total Realized Losses/ (Gains)	Issuances/ Payoffs	Adjustments to Fair Value	Fair Value at 12/31/09
Fixed rate secured debt	$499,061	$766,299	$438,049	$-	$278,500	$53,706	$770,255
Variable rate secured debt	8,290	19,498	8,290	-	11,918	(5,789)	14,419
Fixed rate unsecured notes	3,285,980	3,052,465	2,196,689	(42,028)	(207,016)	1,094,585	3,042,230
Unsecured lines of credit	483,659	15,770	477,080	-	(467,889)	5,523	14,714

Total	$4,276,990	$3,854,032	$3,120,108	$(42,028)	$(384,487)	$1,148,025	$3,841,618

Scheduled Maturities and Interest Paid

At December 31, 2009, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2010	$111,305
2011	623,105
2012	222,901
2013	484,819
2014	282,225
Thereafter	2,134,522

$3,858,877

The amount of interest paid in 2009, 2008 and 2007 was $224.0 million, $235.6 million and $225.8 million, respectively. The amount of interest capitalized in 2009, 2008 and 2007 was $26.9 million, $53.5 million and $59.2 million, respectively.

(9)	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations”. Our medical office and retail properties do not meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, as well as our Build-for-Sale operations (defined below), and is collectively referred to as “Service Operations”. Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gains on sale of properties developed or acquired with the intent to sell (“Build-for-Sale” properties), and whose operations prior to sale are insignificant, are classified as part of the income of the Service Operations business segment. The periods of operation for Build-for-Sale properties prior to sale were of short duration.

Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated basic FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. We do not allocate certain income and expenses (“Non-Segment Items” as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings excluding depreciation expense, as well as excluding the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Revenues
Rental Operations:
Office	$568,074	$555,592	$550,116
Industrial	258,888	250,078	218,055
Non-reportable Rental Operations segments	55,241	31,987	20,952
Service Operations	449,509	434,624	311,548

Total Segment Revenues	1,331,712	1,272,281	1,100,671
Other Revenue	12,377	19,902	21,424

Consolidated Revenue from continuing operations	1,344,089	1,292,183	1,122,095
Discontinued Operations	4,115	21,825	39,504

Consolidated Revenue	$1,348,204	$1,314,008	$1,161,599

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$335,097	$333,190	$340,567
Industrial	194,183	191,795	166,827
Non-reportable Rental Operations segments	36,745	20,159	14,384
Service Operations	21,843	54,938	58,294

	587,868	600,082	580,072
Non-Segment Items:
Interest expense	(220,239)	(198,449)	(174,981)
Impairment charges	(302,811)	(18,463)	(5,658)
Interest and other income	1,229	1,451	2,770
General and administrative expenses	(47,937)	(39,508)	(37,727)
Gain on land sales	357	12,651	33,998
Undeveloped land carrying costs	(10,403)	(8,204)	(6,502)
Gain (loss) on debt transactions	20,700	1,953	-
Loss on business combinations	(1,062)	-	-
Income tax benefit (expense)	6,070	7,005	(6,260)
Other non-segment income	5,905	17,332	19,026
Net (income) loss attributable to noncontrolling interests	241	637	(3,186)
Joint venture items	46,862	61,026	49,928
Distributions on Preferred Units	(73,451)	(71,426)	(58,292)
Repurchase or redemption of Preferred Units, net	-	14,046	(3,483)
Discontinued operations	(60)	8,732	13,559

Consolidated basic FFO attributable to common unitholders	13,269	388,865	403,264
Depreciation and amortization on continuing operations	(338,975)	(308,139)	(269,685)
Depreciation and amortization on discontinued operations	(1,151)	(6,813)	(8,006)
Partnership’s share of joint venture adjustments	(36,966)	(37,704)	(26,791)
Earnings from depreciated property sales on continuing operations	12,337	-	-
Earnings from depreciated property sales on discontinued operations	6,786	16,961	121,072
Earnings from depreciated property sales - share of joint venture	-	495	6,244

Net income (loss) attributable to common unitholders	$(344,700)	$53,665	$226,098

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets for each of the reportable segments as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009	December 31, 2008
Assets
Rental Operations:
Office	$3,394,229	$3,758,839
Industrial	2,233,607	2,363,632
Non-reportable Rental Operations segments	605,102	364,848
Service Operations	332,676	373,186

Total Segment Assets	6,565,614	6,860,505
Non-Segment Assets	738,879	829,937

Consolidated Assets	$7,304,493	$7,690,442

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Recurring Capital Expenditures
Office	$64,281	$56,844	$68,427
Industrial	13,845	16,443	16,454
Non-reportable Rental Operations segments	928	1,527	1,055

Total	$79,054	$74,814	$85,936

(10)	Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$675,323
2011	628,070
2012	557,069
2013	471,091
2014	384,981
Thereafter	1,420,698

$4,137,232

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $191.0 million, $183.2 million and $177.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(11)	Employee Benefit Plans

We maintain a 401(k) plan for full-time employees. We have historically made matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The General Partner temporarily suspended the its matching program beginning in July 2009. The total expense recognized for this plan was $1.6 million, $3.0 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $11.2 million, $9.6 million and $9.3 million for 2009, 2008 and 2007, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Partners’ Equity

The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to us in exchange for an additional interest in the Partnership.

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.4 million.

In October 2007, the General Partner issued 7.0 million shares of its common stock for net proceeds of $232.7 million.

Beginning in August 2007 and continuing through December 2008, the General Partner issued new shares of its common stock under employee and non-employee stock purchase plans, as well as for dividend reinvestment plans. The General Partner received $15.5 million and $6.9 million of proceeds from these share issuances during the years ended December 31, 2008 and 2007, respectively.

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

During the fourth quarter of 2008, pursuant to the share repurchase plan approved by the General Partner’s board of directors, the General Partner repurchased 109,500 preferred shares from all of its outstanding series. The preferred shares repurchased had a total redemption value of approximately $27.4 million, and were repurchased for $12.4 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. In conjunction with the repurchases, approximately $924,000 of offering costs, the ratable portion of total offering costs associated with the repurchased Preferred Units, were charged against income attributable to common unitholders in the fourth quarter. A net gain of approximately $14.0 million was included in income attributable to common unitholders. All shares repurchased by the General Partner were retired prior to December 31, 2008.

In October 2007, the General Partner redeemed all of its outstanding 7.99% Series B Cumulative Redeemable Preferred Shares at a liquidation amount of $132.3 million. Offering costs of $3.5 million were charged against net income attributable to common unitholders in conjunction with the redemption of these shares.

The following series of Preferred Units were outstanding as of December 31, 2009 (in thousands, except percentage data):

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All series of Preferred Units require cumulative distributions and have no stated maturity date (although the General Partner may redeem all such Preferred Units on or following their optional redemption dates at its option, in whole or in part).

(13)	Stock Based Compensation

The General Partner is authorized to issue up to 12,692,083 shares of its common stock under its stock based employee and non-employee compensation plans.

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in any period presented.

Fixed Stock Option Plans

The General Partner had options outstanding under five fixed stock option plans as of December 31, 2009. Additional grants may be made under one of those plans. Stock option awards granted under the General Partner’s stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years. The exercise price for stock option grants is set at the fair value of the General Partner’s common stock on the day of grant.

The following table summarizes transactions under the General Partner’s stock option plans as of December 31, 2009:

		2009		Aggregate Intrinsic Value (1) (in Millions)
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	7,423,267	$27.84
Granted	-	$-
Exercised	-	$-
Forfeited	(486,022)	$26.61
Expired	(463,857)	$27.41

Outstanding, end of year	6,473,388	$27.96	6.27	$-

Options exercisable, end of year	3,403,629	$28.33	4.98	$-

(1)	Although this amount changes continuously based upon the market prices of the General Partner’s stock, none of the exercisable options outstanding had any pre-tax intrinsic value as of December 31, 2009.

Options granted in the years ended December 31, 2008 and 2007, respectively, had a weighted average fair value per option of $1.76 and $2.89. As of December 31, 2009, there was $3.7 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 2.7 years. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, respectively, was approximately $898,000 and $5.6 million. Compensation expense recognized for fixed stock option plans was $2.6 million, $3.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $2.6 million and $1.6 million, respectively.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Dividend yield	6.75%	5.75%-6.50%
Volatility	20.0%	18.0%
Risk-free interest rate	2.79%	3.63-4.78%
Expected life	5 years	5 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the General Partner’s employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the years ended December 31, 2008 and 2007 is based on historic, and our present expectation of future volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

Restricted Stock Units

Under the General Partner’s 2005 Long-Term Incentive Plan and its 2005 Non-Employee Directors Compensation Plan approved by its shareholders in April 2005, restricted stock units (“RSUs”) may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to one share of the General Partner’s common stock. RSUs generally vest 20% per year over five years, have contractual lives of five years and are payable in shares of the General Partner’s common stock. However, RSUs granted to existing non-employee directors vest 100% over one year, and have contractual lives of one year. We recognize the value of the granted RSUs over this vesting period as expense.

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2009:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2008	401,375	$29.03
Granted	1,583,616	$9.32
Vested	(129,352)	$28.39
Forfeited	(172,033)	$12.53

RSUs at December 31, 2009	1,683,606	$12.23

Compensation cost recognized for RSUs totaled $7.3 million, $4.9 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $6.7 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 3.3 years.

(14)	Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2007, we entered into forward starting interest swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2009. The forward starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge was still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date. The net amount of $13.9 million was recorded in Other Comprehensive Income (“OCI”) and is being recognized through interest expense over the life of the hedged debt offering, which took place in May 2008. The remaining unamortized amount included as a reduction to accumulated OCI as of December 31, 2009 is $9.3 million.

In August 2005, we entered into $300.0 million of cash flow hedges through forward starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI. In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated. The settlement amount received of $10.7 million is being recognized to earnings through a reduction of interest expense over the term of the hedged cash flows. The remaining unamortized amount included as an increase to accumulated OCI as of December 31, 2009 is $8.2 million. The ineffective portion of the hedge was insignificant.

The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering both fair value and notional amount, at December 31, 2009.

(15)	Commitments and Contingencies

We have guaranteed the repayment of $82.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of eight of our unconsolidated subsidiaries. At December 31, 2009, the maximum guarantee exposure for these loans was approximately $346.9 million. With the exception of the guarantee of the debt of 3630 Peachtree joint venture, for which we have recorded a contingent liability (footnote 7), management believes that the value of the underlying real estate exceeds the associated loan balances and that we will not be required to satisfy these guarantees.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487.0 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. In connection with this transaction, the joint venture partners were given an option to put up to a $50.0 million interest in the joint venture to us in exchange for our common stock or cash (at our option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50.0 million liability.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We lease certain land positions with terms extending to May 2070, with a total obligation of $84.4 million. No payments on these ground leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(16)	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on January 27, 2010:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	February 12, 2010	February 26, 2010
Preferred (per depositary unit):
Series J	$0.414063	February 12, 2010	February 26, 2010
Series K	$0.406250	February 12, 2010	February 26, 2010
Series L	$0.412500	February 12, 2010	February 26, 2010
Series M	$0.434375	March 17, 2010	March 31, 2010
Series N	$0.453125	March 17, 2010	March 31, 2010
Series O	$0.523438	March 17, 2010	March 31, 2010

In January 2010, we repaid $99.8 million of unsecured notes, which bore interest at an effective rate of 5.37%, at their scheduled maturity.

On February 11, 2010, the General Partner entered into an agreement to issue new shares of its common stock, from time to time, at an aggregate offering price of up to $150.0 million. No new shares have yet been issued under this agreement.

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

ALLEN, TEXAS
Allen Central Park	One Allen Center	Office	-	1,966	11,051	4,067	1,720	15,364	17,084	1,464	2007	2007

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office	-	1,269	14,697	132	1,269	14,829	16,098	3,909	1998	1999
Brookside Office Park	Brookside I	Office	8,527	1,625	8,041	4,336	1,492	12,510	14,002	3,530	1999	1999
Brookside Office Park	Radiant II	Office	-	831	6,755	203	831	6,958	7,789	1,603	2000	2000
Brookside Office Park	Brookside II	Office	9,343	1,381	10,176	2,245	1,248	12,554	13,802	3,332	2001	2001
NorthWinds Center	Northwinds VII	Office	-	2,271	19,226	2,021	2,304	21,214	23,518	5,750	1998	1999
NorthWinds Center	Northwinds I	Office	-	1,879	12,520	2,349	1,879	14,869	16,748	2,449	1997	2004
NorthWinds Center	Northwinds II	Office	-	1,796	12,766	771	1,796	13,537	15,333	2,252	1997	2004
NorthWinds Center	Northwinds III	Office	14,761	1,868	12,883	431	1,499	13,683	15,182	2,361	1998	2004
NorthWinds Center	Northwinds IV	Office	14,049	1,844	12,996	2,149	1,844	15,145	16,989	3,019	1999	2004
NorthWinds Center	Northwinds V	Office	-	2,215	12,482	2,063	2,215	14,545	16,760	2,519	1999	2004
NorthWinds Center	Northwinds VI	Office	-	2,662	12,105	950	2,662	13,055	15,717	2,277	2000	2004
NorthWinds Center	Northwinds Village	Retail	-	704	4,221	203	710	4,418	5,128	719	2000	2004
NorthWinds Center	Northwinds Restaurant	Retail	-	202	302	-	202	302	504	52	1997	2004
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	6,001	213	998	6,214	7,212	1,605	1999	1999
Ridgeland	1345 Ridgeland Parkway	Industrial	-	488	2,005	1,073	488	3,078	3,566	970	1999	1999
Ridgeland	1335 Ridgeland Pkwy	Industrial	-	579	2,105	795	579	2,900	3,479	1,035	2000	2000
Preston Ridge	Preston Ridge IV	Office	8,173	2,777	9,533	728	2,781	10,257	13,038	1,990	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	3,322	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	2,532	1991	2003

ARLINGTON, TEXAS
Arlington Medical Development	Baylor Ortho Hosp-Arlington	Medical Office	11,918	584	9,808	-	584	9,808	10,392	-	2009	2009

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	-	776	6,414	2,787	776	9,201	9,977	2,877	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 West Druid Hills Drive	Office	-	473	5,976	(702)	473	5,274	5,747	2,645	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,155	853	794	10,008	10,802	3,767	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,479	(545)	689	5,934	6,623	2,394	1980	1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	-	386	920	269	386	1,189	1,575	406	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,130	595	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,824	679	468	3,503	3,971	1,264	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,555	140	410	1,695	2,105	581	1986	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,711	371	417	2,082	2,499	689	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	196	598	2,739	3,337	912	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,403	597	722	6,000	6,722	2,100	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	4,447	1,150	5,646	626	1,150	6,272	7,422	1,900	2000	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,083	1,701	567	2,784	3,351	871	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	3,552	1,957	3,827	-	1,957	3,827	5,784	957	2004	2004
Butterfield East	Butterfield 550	Industrial	-	9,185	10,795	1,512	9,185	12,307	21,492	758	2008	2008

BALTIMORE, MARYLAND
Chesapeake Commerce Center	5901 Holabird Ave	Industrial	-	3,345	4,220	3,307	3,345	7,527	10,872	950	2008	2008
Chesapeake Commerce Center	5003 Holabird Ave	Industrial	-	6,488	9,213	1,577	6,488	10,790	17,278	916	2008	2008

BATAVIA, OHIO
Mercy Hospital Clermont MOB	Mercy Hospital Clermont MOB	Medical Office	-	-	8,249	831	-	9,080	9,080	1,411	2006	2007

BAY TOWN, TEXAS
Cedar Crossing Business Park	Cedar Crossing	Industrial	11,623	9,323	5,934	-	9,323	5,934	15,257	824	2005	2007

BERRY HILL, TENNESSEE
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,454	93	938	6,547	7,485	1,718	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,432	820	1,812	8,252	10,064	2,177	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,365	529	1,522	5,894	7,416	1,571	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	2,335	541	471	2,876	3,347	785	1999	1999

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

BLOOMINGTON, MINNESOTA
Alpha Business Center	Alpha Business Ctr I&II	Office	-	280	1,344	365	280	1,709	1,989	470	1980	1999
Alpha Business Center	Alpha Business Ctr III&IV	Industrial	-	341	1,726	380	341	2,106	2,447	610	1980	1999
Alpha Business Center	Alpha Business Ctr V	Industrial	-	537	2,845	361	538	3,205	3,743	906	1980	1999
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	656	779	4,482	286	779	4,768	5,547	1,525	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	780	901	5,033	428	901	5,461	6,362	1,697	1979	1997
Norman Pointe Office Park	Norman Pointe I	Office	-	3,650	25,417	2,443	3,650	27,860	31,510	6,989	2000	2000
Norman Pointe Office Park	Norman Pointe II	Office	-	5,885	38,649	6,954	5,700	45,788	51,488	3,397	2007	2007

BLUE ASH, OHIO
McAuley Place	McAuley Place	Office	-	2,331	17,455	2,343	2,331	19,798	22,129	5,227	2001	2001
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	86	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	18,583	4,486	1,953	23,069	25,022	7,988	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	3,003	792	1,452	3,795	5,247	1,074	1987	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	14,899	4,279	2,459	19,178	21,637	6,982	1981	1996
Landings	Landings Building I	Office	-	4,302	17,512	334	4,302	17,846	22,148	2,942	2006	2006
Landings	Landings Building II	Office	-	4,817	9,377	4,143	4,817	13,520	18,337	1,792	2007	2007

BOLINGBROOK, ILLINOIS
Joliet Road Business Park	555 Joliet Road	Industrial	7,580	2,184	9,263	799	2,332	9,914	12,246	2,142	2002	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,453	16	3,050	4,469	7,519	1,140	2005	2005
Crossroads Business Park	Chapco Carton Company	Industrial	3,686	917	4,527	49	917	4,576	5,493	926	1999	2002

BRASELTON, GEORGIA
Braselton Business Park	Braselton II	Industrial	-	1,365	8,720	1,814	1,884	10,015	11,899	2,504	2001	2001
Park 85 at Braselton	Park 85 at Braselton Bldg 625	Industrial	13,268	9,855	25,690	1,656	9,855	27,346	37,201	4,690	2006	2005
Park 85 at Braselton	1350 Braselton Parkway	Industrial	-	8,227	8,874	1,979	8,227	10,853	19,080	1,050	2008	2008

BRENTWOOD, TENNESSEE
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,321	1,178	1,065	6,499	7,564	1,776	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,721	1,310	1,065	4,031	5,096	1,157	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	3,742	720	848	4,462	5,310	1,279	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	7,470	1,218	1,901	8,687	10,588	2,966	1998	1998
Creekside Crossing	Creekside Crossing II	Office	-	2,087	7,635	1,421	2,087	9,056	11,143	3,236	2000	2000
Creekside Crossing	Creekside Crossing III	Office	-	2,969	9,621	2,196	2,969	11,817	14,786	2,425	2006	2006
Creekside Crossing	Creekside Crossing IV	Office	-	2,966	7,775	4,241	2,877	12,105	14,982	1,402	2007	2007

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,361	306	703	6,664	7,367	2,282	1999	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	4,899	1,314	1,286	5,762	7,048	1,695	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,695	738	599	3,283	3,882	1,059	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 3	Industrial	-	758	1,887	265	837	2,073	2,910	718	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	6,298	1,348	2,397	7,328	9,725	2,329	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	4,430	714	1,354	4,869	6,223	1,443	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	2,517	2,212	1,031	4,486	5,517	1,789	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,642	1,079	2,723	5,755	8,478	1,605	2005	2005
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	8,494	614	4,564	9,108	13,672	1,638	2005	2005

BROWNSBURG, INDIANA
Ortho Indy West-MOB	Ortho Indy West-MOB	Medical Office	-	-	9,817	1,575	837	10,555	11,392	393	2008	2008

BUFFALO, NEW YORK
Office Development	HealthNow	Office	-	11,606	54,009	4,503	19,821	50,297	70,118	3,990	2007	2007

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing I	Industrial	-	833	3,883	2,848	845	6,719	7,564	3,196	2000	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	840	1,200	384	1,969	2,353	872	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	9,122	2,304	890	11,426	12,316	4,028	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	5,168	596	598	5,681	6,279	1,790	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,234	977	1,068	14,187	15,255	3,065	2004	2004

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream IV	Industrial	11,709	3,204	14,869	999	3,204	15,868	19,072	3,570	2004	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	-	1,230	13,116	2,299	1,239	15,406	16,645	4,658	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	-	1,538	9,437	1,955	1,627	11,303	12,930	3,078	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	9,911	1,556	1,775	11,467	13,242	3,246	1996	1999
Regency Creek	Regency Creek I	Office	-	3,626	8,054	4,541	3,626	12,595	16,221	997	2008	2008

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,672	573	1,308	5,039	6,347	1,495	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	345	961	3,742	4,703	1,181	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	5,762	803	1,382	6,565	7,947	1,829	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	3,819	2,862	1,634	6,429	8,063	1,855	2001	2001

CHANTILLY, VIRGINIA
Northridge at Westfields	15002 Northridge Dr.	Office	-	2,082	1,663	447	2,082	2,110	4,192	248	2007	2007
Northridge at Westfields	15004 Northridge Dr.	Office	-	2,366	1,920	466	2,366	2,386	4,752	281	2007	2007
Northridge at Westfields	15006 Northridge Dr.	Office	-	2,920	2,276	1,059	2,920	3,335	6,255	458	2007	2007

CHILLICOTHE, OHIO
Adena Health Pavilion	Adena Health Pavilion	Medical Office	-	-	14,428	31	-	14,459	14,459	2,222	2006	2007

CINCINNATI, OHIO
311 Elm	311 Elm	Office	-	339	5,702	1,561	346	7,256	7,602	4,699	1986	1993
312 Elm	312 Elm	Office	-	4,750	46,172	5,518	5,428	51,012	56,440	21,608	1992	1993
312 Plum	312 Plum	Office	-	2,539	23,269	4,557	2,590	27,775	30,365	11,311	1987	1993
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,574	665	518	3,239	3,757	1,096	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	42,370	2,988	4,891	45,358	50,249	9,743	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,440	1,293	408	5,725	6,133	2,444	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,293	597	231	2,884	3,115	1,644	1985	1993
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	17,878	6,284	1,245	24,137	25,382	10,685	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	3,715	1,018	664	4,675	5,339	1,600	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	3,081	638	4,173	1,006	638	5,179	5,817	3,107	1986	1993
Kenwood Commons	8280 Kenwood Commons	Office	1,819	638	2,831	533	638	3,364	4,002	1,746	1986	1993
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,663	100	-	7,763	7,763	2,153	1999	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	11,601	1,589	3,608	13,190	16,798	3,322	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,134	1,818	2,131	13,271	15,402	3,965	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,448	161	560	1,609	2,169	866	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,121	306	560	1,427	1,987	713	1982	1997
Triangle Office Park	Triangle Office Park	Office	2,680	1,018	10,486	1,790	1,018	12,276	13,294	7,131	1985	1993

CLAYTON, MISSOURI
101 South Hanley	101 South Hanley	Office	-	6,150	42,237	3,166	6,150	45,403	51,553	11,045	1986	2002

COLUMBUS, OHIO
Easton	One Easton Oval	Office	-	2,789	9,610	1,099	2,789	10,709	13,498	3,286	1999	1999
Easton	Two Easton Oval	Office	-	2,489	15,969	2,580	2,489	18,549	21,038	5,495	1996	1998
Easton	Easton Way One	Office	-	1,874	8,874	688	1,874	9,562	11,436	3,191	2000	2000
Easton	Easton Way Two	Office	-	2,005	6,789	866	2,005	7,655	9,660	1,617	2001	2001
Easton	Easton Way Three	Office	-	2,768	8,462	136	2,693	8,673	11,366	1,716	2003	2003
Easton	Lane Bryant	Office	-	4,346	11,395	76	4,346	11,471	15,817	2,677	2006	2006
Easton	4400 Easton Commons	Office	-	1,886	7,779	1,350	1,886	9,129	11,015	2,250	2006	2006
Easton	4343 Easton Commons	Office	-	3,059	7,248	3,276	3,083	10,500	13,583	970	2007	2007

COPPELL, TEXAS
Freeport North	Freeport X	Industrial	18,339	8,198	18,249	3,031	8,198	21,280	29,478	7,485	2004	2004
Point West Office	Point West I	Office	-	5,513	9,288	11,062	6,643	19,220	25,863	1,398	2008	2008
Point West Industrial	Point West VI	Industrial	10,711	10,181	17,905	4,117	10,181	22,022	32,203	2,131	2008	2008
Point West Industrial	Point West VII	Industrial	8,158	6,785	13,668	2,570	6,892	16,131	23,023	1,674	2008	2008
Point West Industrial	Samsung Pkg Lot-PWT7	Grounds	-	306	-	-	306	-	306	-	n/a	2009

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

DALLAS, TEXAS
Baylor Admin Bldg - Dallas	Baylor Administration Building	Medical Office	-	50	14,435	-	50	14,435	14,485	296	2009	2009

DAVENPORT, FLORIDA
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	33	2,449	6,140	8,589	2,026	2003	2003
Park 27 Distribution Center	Park 27 Distribution Center II	Industrial	-	4,374	8,218	4,697	4,415	12,874	17,289	1,525	2007	2007

DES PLAINES, ILLINOIS
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,515	548	179	2,063	2,242	662	1969	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	-	2,652	22,973	7,422	2,652	30,395	33,047	10,343	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	26,773	10,766	3,386	37,539	40,925	12,219	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	31,195	7,000	3,512	38,195	41,707	13,469	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	2,742	1,598	1,100	4,340	5,440	1,614	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,520	1,845	2,670	20,313	22,983	8,636	1990	1993
Tuttle Crossing	4600 Lakehurst	Office	-	1,494	12,759	561	1,524	13,290	14,814	5,632	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,372	901	717	3,273	3,990	1,432	1994	1994
Tuttle Crossing	4675 Lakehurst	Office	-	605	5,845	205	605	6,050	6,655	2,375	1995	1995
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	6,939	1,267	1,066	8,206	9,272	3,288	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	6,749	1,653	1,767	8,235	10,002	3,418	1995	1995
Britton Central	6060 Britton Parkway	Office	-	1,601	8,725	182	1,601	8,907	10,508	5,011	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,397	759	867	5,156	6,023	2,149	1997	1997
Tuttle Crossing	4725 Lakehurst	Office	-	483	9,349	759	483	10,108	10,591	4,229	1998	1998
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	8,908	1,122	1,580	10,030	11,610	4,081	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,534	1,094	1,690	12,628	14,318	5,795	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	15,345	863	4,815	16,208	21,023	5,925	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,532	249	495	2,781	3,276	835	1998	1998
Tuttle Crossing	Atrium II, South Tower	Office	-	1,649	9,214	660	1,649	9,874	11,523	3,467	1998	1998
Tuttle Crossing	Atrium II, North Tower	Office	-	1,597	7,774	1,134	1,597	8,908	10,505	2,710	1999	1999
Tuttle Crossing	Blazer I	Office	-	904	3,894	594	904	4,488	5,392	1,192	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	11,389	821	2,400	11,658	14,058	3,065	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	5,776	1,188	1,016	6,964	7,980	2,254	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	7,392	2,014	1,694	9,397	11,091	2,772	2001	2001

DULUTH, GEORGIA
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	14,206	1,501	877	15,707	16,584	4,345	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	13,667	1,245	878	14,912	15,790	4,049	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	10,091	789	1,388	10,880	12,268	2,772	2000	2000
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,629	560	4,538	304	565	4,837	5,402	1,310	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	10,845	776	5,470	2,156	783	7,619	8,402	2,298	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Office	-	1,042	8,400	725	1,042	9,125	10,167	2,616	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Office	8,182	621	4,621	1,004	627	5,619	6,246	949	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Office	-	972	3,784	625	1,006	4,375	5,381	921	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Office	-	696	3,804	472	696	4,276	4,972	1,057	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	5,780	765	3,297	586	770	3,878	4,648	1,027	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	11,453	1,651	6,985	95	1,659	7,072	8,731	1,449	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Office	-	623	2,606	471	623	3,077	3,700	936	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Office	-	744	1,968	808	744	2,776	3,520	624	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,589	5,608	1,290	1,589	6,898	8,487	1,835	2005	2005
Business Park At Sugarloaf	Sugarloaf VII	Office	-	1,722	5,055	2,563	1,726	7,614	9,340	1,203	2006	2006

EAGAN, MINNESOTA
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	4,050	866	4,366	1,472	882	5,822	6,704	2,010	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	1,865	474	2,455	167	474	2,622	3,096	716	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	4,937	1,432	6,316	51	1,432	6,367	7,799	1,716	2000	2000
Silver Bell Commons	Silver Bell Commons	Industrial	-	1,807	5,835	1,748	1,908	7,482	9,390	2,476	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	2,729	671	3,847	453	700	4,271	4,971	1,315	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	4,842	1,250	6,642	1,095	1,266	7,721	8,987	2,554	1998	1998

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

EARTH CITY, MISSOURI
Earth City	Rider Trail	Office	-	2,615	10,769	2,429	2,615	13,198	15,813	4,546	1987	1997
Earth City	3300 Pointe 70	Office	-	1,186	6,447	2,556	1,186	9,003	10,189	3,327	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	2,748	1,506	783	4,254	5,037	2,013	2000	2000
Earth City	Corporate Trail Distribution	Industrial	-	2,850	6,163	1,759	2,875	7,897	10,772	1,222	2006	2006

EAST POINT, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Office	5,312	561	2,523	1,187	563	3,708	4,271	841	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,244	462	2,578	370	464	2,946	3,410	715	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	3,868	395	2,285	123	397	2,406	2,803	553	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	3,189	296	1,570	692	298	2,260	2,558	574	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,420	364	2,086	227	366	2,311	2,677	583	1990	2001
Camp Creek	3201 Centre Parkway-Clorox	Industrial	19,163	4,406	9,512	612	4,841	9,689	14,530	2,386	2004	2004
Camp Creek	Camp Creek Building 1200	Office	-	1,334	2,246	1,074	1,334	3,320	4,654	1,576	2005	2005
Camp Creek	3900 North Commerce	Industrial	5,274	1,059	2,966	-	1,059	2,966	4,025	584	2005	2005
Camp Creek	3909 North Commerce	Industrial	-	5,687	10,192	12,287	8,818	19,348	28,166	3,829	2006	2006
Camp Creek	4200 N. Commerce-Hartsfield WH	Industrial	11,833	2,065	7,076	71	2,065	7,147	9,212	979	2006	2006
Camp Creek	Camp Creek Building 1000	Office	-	1,537	2,459	1,126	1,540	3,582	5,122	1,048	2006	2006
Camp Creek	3000 Centre Parkway	Industrial	-	1,163	1,884	964	1,170	2,841	4,011	551	2007	2007
Camp Creek	1500 Centre Parkway	Office	-	1,683	5,564	3,322	1,700	8,869	10,569	862	2008	2008
Camp Creek	1100 Centre Parkway	Office	-	1,309	4,881	310	1,328	5,172	6,500	411	2008	2008
Camp Creek	4800 N. Commerce Dr. (Site Q)	Industrial	-	2,476	4,650	706	2,476	5,356	7,832	288	2008	2008

ELLABELL, GEORGIA
Crossroads (Savannah)	1086 Orafold Pkwy	Industrial	10,877	2,042	13,104	190	2,046	13,290	15,336	1,003	2006	2008

EVANSVILLE, INDIANA
St. Mary’s Heart Institute	St. Mary’s Heart Institute	Medical Office	-	-	20,946	1,534	-	22,480	22,480	2,889	2006	2007

FAIRFIELD, OHIO
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,617	334	248	1,951	2,199	768	1991	1995

FISHERS, INDIANA
Exit 5	Exit 5 Building 1	Industrial	-	822	2,636	158	822	2,794	3,616	932	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	3,825	401	749	4,226	4,975	1,796	2000	2000
St. Vincent Northeast MOB	St. Vincent Northeast MOB	Medical Office	-	-	23,101	4,414	4,198	23,317	27,515	2,079	2008	2008

FRANKLIN, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Ctr I	Industrial	-	936	6,333	2,872	936	9,205	10,141	3,285	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr II	Industrial	-	1,151	6,414	767	1,151	7,181	8,332	1,959	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr III	Industrial	-	970	5,514	301	970	5,815	6,785	1,622	1998	1999
Aspen Grove Business Center	Aspen Grove Business Center IV	Industrial	-	492	2,249	35	492	2,284	2,776	435	2002	2002
Aspen Grove Business Center	Aspen Grove Business Ctr V	Industrial	-	943	5,172	2,539	943	7,711	8,654	2,293	1996	1999
Aspen Grove Business Center	Aspen Grove Flex Center II	Industrial	-	240	1,222	390	240	1,612	1,852	193	1999	1999
Aspen Grove Business Center	Aspen Grove Office Center I	Office	-	950	5,967	2,564	950	8,531	9,481	2,410	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center I	Industrial	-	301	1,142	639	301	1,781	2,082	501	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center III	Industrial	-	327	1,201	861	327	2,062	2,389	625	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Center IV	Industrial	-	205	861	205	205	1,066	1,271	235	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office	-	723	3,275	94	723	3,369	4,092	1,064	2004	2004
Aspen Grove Business Center	Aspen Corporate Center 200	Office	-	1,306	1,870	1,655	1,306	3,525	4,831	914	2006	2006
Aspen Grove Business Center	Aspen Corporate Center 300	Office	-	1,451	2,050	1,466	1,460	3,507	4,967	143	2008	2008
Aspen Grove Business Center	Aspen Corporate Center 400	Office	-	1,833	2,621	2,460	1,833	5,081	6,914	720	2007	2007
Aspen Grove Business Center	Aspen Grove Office Center II	Office	-	2,320	8,177	3,739	2,320	11,916	14,236	2,096	2007	2007
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,435	1,109	705	3,408	4,113	1,059	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,932	129	445	2,061	2,506	577	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	1,293	489	1,240	610	489	1,850	2,339	549	1990	1999

FRANKLIN PARK, ILLINOIS
O’Hare Distribution Center	O’Hare Distribution Ctr	Industrial	-	3,900	3,013	1,022	3,900	4,035	7,935	306	2007	2007

FRISCO, TEXAS
Duke Bridges	Duke Bridges III	Office	-	4,647	7,546	4,427	4,647	11,973	16,620	1,432	2007	2007

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

FT. WAYNE, INDIANA
Parkview Ambulatory Svcs - MOB	Parkview Ambulatory Svcs - MOB	Medical Office	-	937	10,661	4,377	937	15,038	15,975	1,036	2007	2007

GARDEN CITY, GEORGIA
Aviation Court	Aviation Court Land	Grounds	-	1,509	-	-	1,509	-	1,509	75	n/a	2006

GOODYEAR, ARIZONA
Goodyear Crossing Ind. Park	Goodyear One	Industrial	-	5,142	4,942	902	5,142	5,844	10,986	613	2008	2008

GRAND PRAIRIE, TEXAS
Grand Lakes	Grand Lakes I	Industrial	-	8,106	13,069	310	8,040	13,445	21,485	3,324	2006	2006
Grand Lakes	Grand Lakes II	Industrial	-	11,853	16,714	8,033	11,853	24,747	36,600	2,436	2008	2008

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,104	1,833	3,213	24,449	27,662	8,281	1998	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	3,126	1,049	6,759	1,244	1,065	7,987	9,052	2,232	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	1,686	510	3,170	1,193	510	4,363	4,873	1,257	2000	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	3,020	1,045	6,152	942	1,045	7,094	8,139	2,019	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	6,544	4,420	14,172	360	4,420	14,532	18,952	3,900	2005	2005

HAZELWOOD, MISSOURI
Hazelwood	Lindbergh Distribution Center	Industrial	-	8,200	10,305	3,376	8,490	13,391	21,881	1,417	2007	2007

HEBRON, KENTUCKY
Southpark	Southpark Building 4	Industrial	-	779	3,189	308	779	3,497	4,276	1,449	1994	1994
Southpark	CR Services	Industrial	-	1,085	4,128	1,409	1,085	5,537	6,622	2,201	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	-	8,855	11,527	227	8,855	11,754	20,609	2,651	2006	2006
Hebron Industrial Park	Hebron Building 2	Industrial	-	6,790	9,039	1,542	6,808	10,563	17,371	1,106	2007	2007

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	3,828	1,469	8,390	497	1,543	8,813	10,356	2,897	1996	1997

HOUSTON, TEXAS
Sam Houston Crossing	Sam Houston Crossing One	Office	-	4,016	8,535	7,527	4,052	16,026	20,078	1,633	2007	2007
Point North Cargo Park	Point North One	Industrial	-	3,125	3,420	1,650	3,125	5,070	8,195	490	2008	2008
Westland Business Park	Westland I	Industrial	-	4,183	5,200	2,919	4,233	8,069	12,302	995	2008	2008

HUTCHINS, TEXAS
Duke Intermodal Park	Duke Intermodal I	Industrial	-	5,290	9,242	1,091	5,290	10,333	15,623	1,435	2006	2006

INDEPENDENCE, OHIO
Corporate Plaza	Corporate Plaza I	Office	-	2,116	14,066	(1,925)	2,116	12,141	14,257	6,462	1989	1996
Corporate Plaza	Corporate Plaza II	Office	-	1,841	11,778	327	1,841	12,105	13,946	5,455	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,725	(1,626)	600	2,094	2,694	1,767	1980	1996
Freedom Square	Freedom Square II	Office	-	1,746	11,423	(1,859)	1,746	9,564	11,310	4,912	1987	1996
Freedom Square	Freedom Square III	Office	-	701	5,583	(1,199)	701	4,384	5,085	2,040	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,555	905	703	5,460	6,163	1,902	1995	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	11,070	1,679	2,193	12,749	14,942	4,100	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	10,898	1,715	2,190	12,613	14,803	3,538	1999	1999
Park Center Plaza	Park Center Plaza III	Office	-	2,190	10,686	2,862	2,190	13,548	15,738	4,079	2000	2000

INDIANAPOLIS, INDIANA
Park 100	Park 465	Industrial	-	124	759	164	124	923	1,047	116	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	8,765	1,726	594	10,491	11,085	4,217	1998	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,770	351	274	2,121	2,395	781	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	4,819	1,603	366	6,422	6,788	2,671	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	2,865	1,167	251	4,032	4,283	1,657	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	2,962	2,312	315	5,274	5,589	2,141	1987	1993
One North Capitol	One North Capitol	Office	-	1,439	8,919	1,001	1,439	9,920	11,359	3,451	1980	1998
8071 Township Line Road	8071 Township Line Road	Medical Office	-	-	2,319	939	-	3,258	3,258	249	2007	2007
St. Francis Franklin Township	Franklin Township POB	Medical Office	-	-	3,197	-	-	3,197	3,197	102	2009	2009
St. Francis US31 & Southport	St. Francis US31 &Southport Rd	Medical Office	-	-	3,547	-	-	3,547	3,547	101	2009	2009

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Park 100	Park 100 Bldg 31	Industrial	-	64	362	137	64	499	563	64	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,414	13,804	113	1,667	13,664	15,331	5,451	1997	1995
Park 100	Park 100 Building 98	Industrial	-	273	7,651	2,365	273	10,016	10,289	4,340	1995	1994
Park 100	Park 100 Building 100	Industrial	-	103	2,033	823	103	2,856	2,959	1,123	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,118	346	182	1,464	1,646	210	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	379	99	2,077	2,176	840	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,677	408	246	2,079	2,325	1,208	1985	1986
Park 100	Park 100 Building 116	Office	-	341	2,871	561	348	3,425	3,773	1,731	1988	1988
Park 100	Park 100 Building 118	Office	-	226	2,105	939	230	3,040	3,270	1,304	1988	1993
Park 100	Park 100 Building 119	Office	-	283	3,650	1,571	395	5,109	5,504	2,623	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,574	1,043	290	4,611	4,901	2,122	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,496	444	227	2,940	3,167	677	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,654	465	96	2,119	2,215	859	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	3,305	101	1,120	3,406	4,526	970	2005	2005
Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	112	n/a	1997
Park 100	Bldg 111 Parking Lot	Grounds	-	114	-	-	114	-	114	-	n/a	1994
Park 100	Becton Dickinson Lot	Grounds	-	-	-	-	-	-	-	-	n/a	1993
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	51	n/a	2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	41	n/a	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	1	n/a	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	7	n/a	2003
Park 100	West 79th St. Parking Lot LL	Grounds	-	350	-	699	1,049	-	1,049	126	n/a	2006
Park Fletcher	Park Fletcher Building 33	Industrial	-	1,237	5,264	17	1,237	5,281	6,518	767	1997	2006
Park Fletcher	Park Fletcher Building 34	Industrial	-	1,331	5,442	204	1,331	5,646	6,977	840	1997	2006
Park Fletcher	Park Fletcher Building 35	Industrial	-	380	1,464	38	380	1,502	1,882	249	1997	2006
Park Fletcher	Park Fletcher Building 36	Industrial	-	476	2,355	58	476	2,413	2,889	341	1997	2006
Park Fletcher	Park Fletcher Building 37	Industrial	-	286	653	9	286	662	948	115	1998	2006
Park Fletcher	Park Fletcher Building 38	Industrial	-	1,428	5,957	68	1,428	6,025	7,453	827	1999	2006
Park Fletcher	Park Fletcher Building 39	Industrial	-	570	2,130	239	570	2,369	2,939	350	1999	2006
Park Fletcher	Park Fletcher Building 40	Industrial	-	761	3,363	408	761	3,771	4,532	613	1999	2006
Park Fletcher	Park Fletcher Building 41	Industrial	-	952	4,310	78	952	4,388	5,340	614	2001	2006
Park Fletcher	Park Fletcher Building 42	Industrial	-	2,095	8,301	49	2,095	8,350	10,445	1,009	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	9,464	1,392	1,028	10,846	11,874	3,991	1989	1995
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	8,392	979	1,387	9,361	10,748	3,807	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	11,077	751	1,537	11,780	13,317	3,925	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	10,392	1,018	1,528	11,367	12,895	2,843	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	16,050	1,115	1,960	17,165	19,125	6,322	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	15,628	731	6,435	16,359	22,794	4,771	2003	2003
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	15,991	1,151	6,047	17,141	23,188	4,033	2005	2005
Parkwood West	One West	Office	14,976	5,361	16,182	4,608	5,361	20,790	26,151	1,664	2007	2007
Parkwood Crossing	PWW Granite City Lease	Grounds	-	1,846	856	-	1,846	856	2,702	85	2008	2009
River Road - Indianapolis	River Road Building I	Office	-	856	7,155	1,928	856	9,083	9,939	4,214	1998	1998
River Road - Indianapolis	River Road Building II	Office	-	1,827	8,416	2,199	1,886	10,556	12,442	689	2008	2008
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	3,422	928	320	4,320	4,640	1,363	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	2,958	1,048	297	3,980	4,277	1,081	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	4,128	358	1,227	4,486	5,713	1,594	2000	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	-	715	7,231	534	715	7,765	8,480	3,180	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,000	308	768	10,308	11,076	2,550	2003	2003
Woodland Corporate Park	Woodland Corporate Park VI	Office	-	2,145	10,165	4,027	2,145	14,192	16,337	1,215	2008	2008

KYLE, TEXAS
Seton Hays	Seton Hays MOB I	Medical Office	-	165	11,751	-	165	11,751	11,916	-	2009	2009

LAFAYETTE, INDIANA
St. Elizabeth Regional Health	St. Elizabeth East MOB A	Medical Office	-	165	8,973	-	165	8,973	9,138	-	2009	2009
St. Elizabeth Regional Health	St. Elizabeth East MOB B	Medical Office	-	146	10,076	-	146	10,076	10,222	-	2009	2009

LAKE FOREST, ILLINOIS
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,401	906	750	2,307	3,057	914	1985	1999
Conway Park	One Conway Park	Office	-	1,901	16,968	3,105	1,901	20,073	21,974	6,254	1989	1998
Conway Park	West Lake at Conway	Office	-	4,218	10,461	1,685	4,227	12,137	16,364	792	2008	2008

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

LAKE MARY, FLORIDA
Northpoint	Northpoint I	Office	-	1,087	9,808	1,881	1,087	11,689	12,776	3,164	1998	2001
Northpoint	Northpoint II	Office	-	1,202	9,124	1,075	1,202	10,199	11,401	2,777	1999	2001
Northpoint	Northpoint IV	Office	-	1,605	8,157	4,742	1,605	12,899	14,504	3,828	2002	2002

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	10,801	2,830	1,193	13,631	14,824	3,919	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	9,452	1,267	927	10,719	11,646	2,334	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,716	644	1,358	13,360	14,718	3,803	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	490	1,306	6,221	7,527	1,224	2004	2004
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	9,208	3,974	3,101	22	3,982	3,115	7,097	1,299	2004	2004

LEBANON, INDIANA
Lebanon Business Park	Lebanon Building 4	Industrial	11,506	305	9,012	236	305	9,248	9,553	2,799	2000	1997
Lebanon Business Park	Lebanon Building 9	Industrial	10,276	554	6,871	770	554	7,641	8,195	2,273	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	23,963	5,163	12,851	394	5,163	13,245	18,408	4,108	2003	2003
Lebanon Business Park	Lebanon Building 13	Industrial	9,154	561	6,473	83	1,901	5,216	7,117	1,888	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,633	2,813	12,056	874	2,813	12,930	15,743	2,604	2005	2005

LEBANON, TENNESSEE
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	-	6,776	11,125	1,360	6,776	12,485	19,261	2,053	2006	2006

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office	6,515	3,355	7,008	15	3,355	7,023	10,378	1,437	1996	2004

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	-	3,549	27,727	8,342	3,954	35,664	39,618	12,589	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,217	1,132	242	3,349	3,591	1,043	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,755	427	1,197	9,182	10,379	3,173	1992	1997
Riverport Business Park	13900 Riverport Drive	Office	-	2,285	9,473	628	2,285	10,101	12,386	3,109	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	2,588	396	900	2,984	3,884	1,054	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,161	103	1,238	4,264	5,502	1,399	2000	2000
Riverport Business Park	Riverport III	Industrial	-	1,269	2,568	2,180	1,269	4,748	6,017	1,795	2001	2001
Riverport Business Park	Riverport IV	Industrial	-	1,864	3,362	1,584	1,864	4,946	6,810	656	2007	2007

MASON, OHIO
Deerfield Crossing	Deerfield Crossing A	Office	-	1,493	11,416	1,426	1,493	12,842	14,335	3,713	1999	1999
Deerfield Crossing	Deerfield Crossing B	Office	-	1,069	13,244	535	1,069	13,779	14,848	5,466	2001	2001
Governors Pointe	Governor’s Pointe 4770	Office	-	586	7,664	945	596	8,599	9,195	4,529	1986	1993
Governors Pointe	Governor’s Pointe 4705	Office	-	719	6,058	3,847	987	9,637	10,624	4,301	1988	1993
Governors Pointe	Governor’s Pointe 4605	Office	-	630	17,504	4,267	909	21,492	22,401	9,227	1990	1993
Governors Pointe	Governor’s Pointe 4660	Office	-	385	4,119	396	529	4,371	4,900	1,599	1997	1997
Governors Pointe	Governor’s Pointe 4680	Office	-	1,115	6,520	1,076	1,115	7,596	8,711	2,683	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	-	2,107	9,927	430	4,227	8,237	12,464	4,225	1996	1996
Governors Pointe Retail	Lowes	Retail	-	3,750	6,465	760	3,750	7,225	10,975	3,997	1997	1997

MCDONOUGH, GEORGIA
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,377	309	615	8,686	9,301	2,287	1997	1999
Liberty Distribution Center	250 Declaration Drive	Industrial	22,299	2,273	13,225	2,438	2,312	15,624	17,936	4,141	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	625	864	4,931	656	888	5,563	6,451	1,779	1979	1997

MISHAWAKA, INDIANA
SJRMC Edison Lakes MOB	SJRMC Edison Lakes MOB	Medical Office	-	-	31,976	-	-	31,976	31,976	279	2009	2009

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,081	1,081	660	6,162	6,822	1,991	1992	1999

MOOSIC, PENNSYLVANIA
Shoppes at Montage	Shoppes at Montage	Retail	-	21,347	39,247	-	21,347	39,247	60,594	3,176	2007	2009

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	-	1,327	7,965	1,774	1,351	9,715	11,066	2,981	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	-	1,318	7,824	2,040	1,342	9,840	11,182	2,708	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,204	1,143	991	6,331	7,322	1,729	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	-	1,739	12,130	1,446	1,773	13,542	15,315	3,596	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	-	760	5,512	1,314	778	6,808	7,586	1,845	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	335	482	2,756	1,270	491	4,017	4,508	1,289	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	251	235	1,942	1,214	264	3,127	3,391	936	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	471	777	4,797	806	843	5,537	6,380	1,643	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	5,690	1,134	794	6,807	7,601	1,921	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	-	666	4,532	1,214	900	5,512	6,412	1,957	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,086	801	1,177	10,858	12,035	2,778	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	9,716	2,198	1,513	11,864	13,377	3,562	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,545	1,313	993	6,772	7,765	2,036	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,330	1,069	842	6,345	7,187	2,006	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	-	1,230	10,754	2,779	1,260	13,503	14,763	4,098	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	-	540	13,224	256	574	13,446	14,020	3,551	1998	1999
Perimeter Park	3900 S. Paramount Pkwy	Office	-	1,575	10,733	1,483	1,612	12,179	13,791	3,364	1999	1999
Perimeter Park	5200 East Paramount	Office	-	1,748	14,291	1,010	1,797	15,252	17,049	4,007	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	-	755	12,948	137	755	13,085	13,840	5,591	2000	2000
Perimeter Park	2700 Perimeter Park	Industrial	-	662	1,999	1,849	662	3,848	4,510	1,108	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	12,608	1,083	1,831	13,691	15,522	4,135	2001	2001
Perimeter Park	2450 Perimeter Park	Office	-	669	2,894	25	669	2,919	3,588	1,072	2002	2002
Perimeter Park	3800 Paramount Parkway	Office	-	2,657	7,329	3,216	2,657	10,545	13,202	2,261	2006	2006
Perimeter Park	Lenovo BTS I	Office	-	1,439	16,961	1,509	1,439	18,470	19,909	2,718	2006	2006
Perimeter Park	Lenovo BTS II	Office	-	1,725	16,809	1,989	1,725	18,798	20,523	2,451	2007	2007
Perimeter Park	Lenovo BTS III	Office	-	1,661	14,086	357	1,661	14,443	16,104	758	2008	2008
Perimeter Park	2250 Perimeter Park	Office	-	2,290	6,981	2,351	2,290	9,332	11,622	833	2008	2008
Perimeter Park	Perimeter One	Office	-	5,880	14,299	8,777	5,880	23,076	28,956	3,257	2007	2007
Perimeter Park	Market at Perimeter Park-Bld A	Retail	-	1,149	1,708	-	1,149	1,708	2,857	43	2009	2009
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	3,748	656	633	4,404	5,037	1,168	1994	1999
Woodlake Center	101 Innovation Ave(Woodlk III)	Industrial	-	615	4,095	148	615	4,243	4,858	1,199	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,146	147	357	4,293	4,650	1,180	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,632	176	640	5,808	6,448	1,520	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	174	514	3,101	3,615	605	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	4,416	265	740	4,681	5,421	905	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	339	908	1,856	2,764	696	2004	2004

MURFREESBORO, TENNESSEE
Middle Tenn Med Ctr - MOB	Middle Tenn Med Ctr - MOB	Medical Office	-	-	20,564	1,910	7	22,467	22,474	987	2008	2008

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	5	3,184	7,960	11,144	1,514	2005	2003

NASHVILLE, TENNESSEE
Airpark East	Airpark East-800 Commerce Dr.	Industrial	2,808	1,564	2,617	953	1,564	3,570	5,134	667	2002	2002
Lakeview Place	Three Lakeview	Office	-	2,126	11,737	3,372	2,126	15,109	17,235	4,442	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	10,857	(3,363)	2,123	7,417	9,540	3,814	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,442	(3,457)	2,046	7,985	10,031	4,159	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	5,590	1,648	847	7,238	8,085	2,163	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	5,943	1,217	936	7,160	8,096	1,808	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	10,206	845	5,659	11,051	16,710	2,267	2005	2005

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office	-	842	3,581	2,316	881	5,858	6,739	1,576	1999	1999

NILES, ILLINOIS
Howard 220	Howard 220	Industrial	9,465	4,920	3,400	9,303	7,761	9,862	17,623	1,404	2008	2004

NORCROSS, GEORGIA
Gwinnett Park	1835 Shackleford Court	Office	-	29	5,613	(1,708)	29	3,905	3,934	1,822	1990	1999
Gwinnett Park	1854 Shackleford Court	Office	-	52	9,664	(3,240)	52	6,424	6,476	3,070	1995	1999
Gwinnett Park	4275 Shackleford Road	Office	-	8	1,856	(10)	12	1,842	1,854	731	1985	1999

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

NORFOLK, VIRGINIA
Norfolk Industrial Park	1400 Sewells Point Road	Industrial	2,680	1,463	5,723	500	1,463	6,223	7,686	428	1983	2007

NORTHLAKE, ILLINOIS
Northlake 1 Park	Northlake I	Industrial	10,421	5,721	10,319	835	5,721	11,154	16,875	2,526	2002	2002
Northlake Distribution Park	Northlake III-Grnd Whse	Industrial	6,809	5,382	5,708	253	5,382	5,961	11,343	1,009	2006	2006

NORTH OLMSTED, OHIO
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	6,457	1,990	1,040	8,455	9,495	3,056	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	6,709	2,419	1,048	9,128	10,176	3,307	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	4,668	667	604	5,335	5,939	1,488	1999	1999

OAK BROOK, ILLINOIS
2000 York Road	2000 York Road	Office	-	2,625	15,825	377	2,625	16,202	18,827	9,616	1986	2005

ORLANDO, FLORIDA
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	-	3,094	3,867	-	3,094	3,867	6,961	1,263	2003	2003
Parksouth Distribution Center	Parksouth Distribution Ctr. B	Industrial	-	565	4,871	431	570	5,297	5,867	1,604	1996	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. A	Industrial	-	493	4,459	245	498	4,699	5,197	1,246	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. D	Industrial	-	593	4,131	539	597	4,666	5,263	1,244	1998	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. E	Industrial	-	649	4,549	516	677	5,037	5,714	1,407	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. F	Industrial	-	1,030	5,118	1,359	1,091	6,416	7,507	1,988	1999	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. H	Industrial	-	725	3,109	164	754	3,244	3,998	809	2000	2000
Parksouth Distribution Center	Parksouth Distribution Ctr. C	Industrial	-	598	1,769	1,273	674	2,966	3,640	654	2003	2001
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	-	708	2,070	24	1,129	1,673	2,802	503	2003	2003
Crossroads Business Park	Crossroads VII	Industrial	-	2,803	5,891	3,212	2,803	9,103	11,906	1,691	2006	2006
Crossroads Business Park	Crossroads VIII	Industrial	-	2,701	4,817	1,423	2,701	6,240	8,941	661	2007	2007

OTSEGO, MINNESOTA
Gateway North Business Center	Gateway North 1	Industrial	-	2,243	3,959	1,246	2,287	5,161	7,448	523	2007	2007

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O'Hare Corporate Centre	Office	-	1,476	8,490	(802)	1,476	7,688	9,164	1,709	1985	2003

PEMBROKE PINES, FLORIDA
Pembroke Pines	Pembroke Gardens	Retail	-	26,067	89,100	430	26,067	89,530	115,597	5,101	2007	2009

PLAINFIELD, ILLINOIS
Edward Plainfield MOB I	Edward Plainfield MOB I	Medical Office	-	-	9,483	1,265	-	10,748	10,748	1,781	2006	2007

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	16,873	1,104	11,151	425	1,104	11,576	12,680	3,041	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	17,439	1,387	9,213	3,094	2,868	10,826	13,694	4,092	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	17,650	2,016	9,151	2,560	2,016	11,711	13,727	1,949	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	12,994	2,726	7,284	210	2,726	7,494	10,220	1,919	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	22,142	4,527	11,928	985	4,527	12,913	17,440	2,233	2006	2006

PLANO, TEXAS
5556 & 5560 Tennyson Parkway	5560 Tennyson Parkway	Office	-	1,527	5,702	724	1,527	6,426	7,953	1,873	1997	1999
5556 & 5560 Tennyson Parkway	5556 Tennyson Parkway	Office	-	1,181	9,654	808	1,181	10,462	11,643	2,540	1999	1999
Baylor Plano MOB	Baylor Plano MOB	Medical Office	-	16	28,375	-	16	28,375	28,391	434	2009	2009

PLYMOUTH, MINNESOTA
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	1,101	1,145	5,944	1,718	1,145	7,662	8,807	2,314	1970	1997

PORT WENTWORTH, GEORGIA
Grange Road	318 Grange Road	Industrial	2,329	957	4,231	1	957	4,232	5,189	471	2001	2006
Grange Road	246 Grange Road	Industrial	5,792	1,191	8,294	7	1,191	8,301	9,492	1,084	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	10,404	2,306	13,389	72	2,336	13,431	15,767	1,558	2006	2006
Crossroads (Savannah)	500 Expansion Blvd	Industrial	4,410	649	6,282	2	649	6,284	6,933	356	2006	2008
Crossroads (Savannah)	400 Expansion Blvd	Industrial	9,963	1,636	14,506	9	1,636	14,515	16,151	740	2007	2008
Crossroads (Savannah)	605 Expansion Blvd	Industrial	5,871	1,615	7,456	4	1,615	7,460	9,075	395	2007	2008
Crossroads (Savannah)	405 Expansion Blvd	Industrial	2,182	535	3,543	-	535	3,543	4,078	114	2008	2009

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Crossroads (Savannah)	600 Expansion Blvd	Industrial	6,249	1,248	10,387	-	1,248	10,387	11,635	328	2008	2009
Crossroads (Savannah)	602 Expansion Blvd	Industrial	-	1,840	12,181	-	1,840	12,181	14,021	148	2009	2009

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	-	1,242	4,786	741	1,242	5,527	6,769	1,524	2000	2000
Centerview	Centerview 5540	Office	-	773	6,148	1,470	773	7,618	8,391	1,882	1986	2003
Centerview	Centerview 5565	Office	-	513	4,733	762	513	5,495	6,008	1,230	1999	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	17,629	147	2,164	17,776	19,940	5,134	2001	2001
Interchange Plaza	801 Jones Franklin Rd	Office	-	1,351	7,484	970	1,351	8,454	9,805	2,440	1995	1999
Interchange Plaza	5520 Capital Ctr Dr (Intrch I)	Office	-	842	3,824	725	842	4,549	5,391	1,180	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	2,084	591	442	2,652	3,094	740	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,143	292	487	3,404	3,891	1,237	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	3,296	1,251	719	4,507	5,226	998	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,152	788	2,083	2,895	4,978	1,056	2004	2004
Walnut Creek	Walnut Creek V	Industrial	-	1,718	3,302	388	1,718	3,690	5,408	374	2008	2008

ROMEOVILLE, ILLINOIS
Park 55	Park 55 Bldg. 1	Industrial	9,563	6,433	8,408	944	6,433	9,352	15,785	2,159	2005	2005

ROSEMONT, ILLINOIS
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	32,695	1,358	7,700	34,053	41,753	11,588	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,892	3,942	8,103	35,834	43,937	10,234	1987	2005
Riverway	Riverway East	Office	18,898	13,664	34,507	1,663	13,664	36,170	49,834	13,553	1987	2005
Riverway	Riverway West	Office	18,241	3,294	39,224	5,756	3,294	44,980	48,274	10,912	1989	2005
Riverway	Riverway Central	Office	30,347	4,229	68,293	6,313	4,229	74,606	78,835	16,246	1989	2005
Riverway	Riverway Retail	Retail	-	189	-	3	189	3	192	47	1987	2005
Riverway	Riverway MW II (Ground Lease)	Grounds	-	586	-	-	586	-	586	-	n/a	2007

SANDY SPRINGS, GEORGIA
Center Pointe Medical I and II	Center Pointe I and II	Medical Office	36,770	9,697	28,755	13,093	9,697	41,848	51,545	9,506	1984	2007
SAVANNAH, GEORGIA
Gulfstream Road	198 Gulfstream	Industrial	5,398	549	3,805	11	549	3,816	4,365	393	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	683	412	2,514	15	412	2,529	2,941	267	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	1,643	689	4,916	-	689	4,916	5,605	705	1999	2006
Grange Road	250 Grange Road	Industrial	3,925	928	8,648	7	928	8,655	9,583	1,109	2002	2006
Grange Road	248 Grange Road	Industrial	1,673	664	3,496	8	664	3,504	4,168	454	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	1,719	782	2,962	-	782	2,962	3,744	322	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	21,249	8,433	8,366	20	8,433	8,386	16,819	1,904	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	3,212	966	7,155	15	966	7,170	8,136	720	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	12,956	4,300	15,696	28	4,300	15,724	20,024	2,329	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	8,807	3,071	23,001	788	3,071	23,789	26,860	3,194	2001	2006
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	3,210	1,074	8,442	37	1,074	8,479	9,553	1,080	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	2,776	1,074	7,141	37	1,074	7,178	8,252	923	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,520	992	5,383	14	992	5,397	6,389	703	2006	2006
Port of Savannah	276 Jimmy Deloach Land	Grounds	-	2,267	-	-	2,267	-	2,267	175	n/a	2006
Crossroads (Savannah)	200 Ocean Link Way	Industrial	6,657	878	10,021	14	883	10,030	10,913	669	2006	2008

SEVEN HILLS, OHIO
Rock Run Business Campus	Rock Run North	Office	-	837	5,312	(2,202)	960	2,987	3,947	2,252	1984	1996
Rock Run Business Campus	Rock Run Center	Office	-	1,046	6,573	(2,955)	1,169	3,495	4,664	2,805	1985	1996

SHARONVILLE, OHIO
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	5,282	3,550	1,275	8,832	10,107	3,526	1996	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,060	1,598	828	5,658	6,486	2,319	1997	1997

ST. LOUIS PARK, MINNESOTA
The West End	1600 Tower	Office	-	2,321	27,159	6,583	2,516	33,547	36,063	8,825	2000	2000
The West End	MoneyGram Tower	Office	-	3,039	34,835	6,844	3,315	41,403	44,718	11,549	1987	1999
Minneapolis West	Chilies Ground Lease	Grounds	-	921	-	157	1,078	-	1,078	36	n/a	1998
Minneapolis West	Olive Garden Ground Lease	Grounds	-	921	-	114	1,035	-	1,035	39	n/a	1998

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

ST. LOUIS, MISSOURI
Lakeside Crossing	Lakeside Crossing Building One	Industrial	-	596	2,078	540	480	2,734	3,214	1,253	2002	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	783	1,964	20	782	1,985	2,767	885	2003	2003
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,905	3,986	384	1,623	4,652	6,275	1,233	2002	2002
Lakeside Crossing	Lakeside Crossing V	Office	-	750	1,130	17	750	1,147	1,897	299	2004	2004
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,079	2,125	2,287	1,333	4,158	5,491	1,770	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	8,392	2,706	1,384	11,098	12,482	4,602	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,154	2,582	1,421	11,736	13,157	4,647	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	6,661	1,483	1,029	8,144	9,173	2,691	1987	1998
Maryville Center	530 Maryville Centre	Office	-	2,219	14,705	2,843	2,219	17,548	19,767	5,920	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,447	2,302	1,996	14,749	16,745	4,972	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	17,497	2,731	3,048	20,228	23,276	6,534	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,079	2,319	1,860	15,398	17,258	4,763	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	14,223	2,270	2,219	16,493	18,712	5,690	1990	1997
Maryville Center	520 Maryville Centre	Office	-	2,404	14,153	1,395	2,404	15,548	17,952	4,506	1999	1999
Maryville Center	533 Maryville Centre	Office	-	3,230	16,686	305	3,230	16,991	20,221	5,576	2000	2000
Maryville Center	555 Maryville Centre	Office	-	3,226	15,141	1,998	3,226	17,139	20,365	4,738	2001	2001
Maryville Center	625 Maryville Centre	Office	-	2,509	11,035	538	2,509	11,573	14,082	3,034	1996	2002
Westport Place	Westport Center I	Industrial	-	1,707	5,040	920	1,707	5,960	7,667	2,331	1998	1998
Westport Place	Westport Center II	Industrial	-	914	1,924	417	914	2,341	3,255	853	1998	1998
Westport Place	Westport Center III	Industrial	-	1,206	2,651	551	1,206	3,202	4,408	1,118	1999	1999
Westport Place	Westport Center IV	Industrial	-	1,440	4,860	73	1,440	4,933	6,373	1,447	2000	2000
Westport Place	Westport Center V	Industrial	-	493	1,274	67	493	1,341	1,834	408	2000	2000
Westport Place	Westport Place	Office	-	1,990	5,478	2,138	1,990	7,616	9,606	2,679	2000	2000
Westmark	Westmark	Office	-	1,497	9,553	2,497	1,684	11,863	13,547	4,976	1987	1995
Westview Place	Westview Place	Office	-	669	7,803	3,853	669	11,656	12,325	4,666	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,684	817	1,718	8,501	10,219	1,822	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,665	1,141	1,836	8,806	10,642	2,179	1985	2003

STAFFORD, TEXAS
Stafford	Stafford Distribution Center	Industrial	-	3,502	5,433	2,362	3,502	7,795	11,297	727	2008	2008

STERLING, VIRGINIA
TransDulles Centre	22800 Davis Drive	Office	-	2,550	11,250	38	2,550	11,288	13,838	1,261	1989	2006
TransDulles Centre	22714 Glenn Drive	Industrial	-	3,973	4,422	1,015	3,973	5,437	9,410	667	2007	2007

SUFFOLK, VIRGINIA
Northgate Commerce Park	101 Industrial Drive, Bldg. A	Industrial	-	1,558	8,230	-	1,558	8,230	9,788	482	2007	2007
Northgate Commerce Park	103 Industrial Drive	Industrial	-	1,558	8,230	-	1,558	8,230	9,788	482	2007	2007

SUMNER, WASHINGTON
Not Applicable	Sumner Transit	Industrial	17,676	16,032	5,935	87	16,032	6,022	22,054	876	2005	2007

SUNRISE, FLORIDA
Sawgrass Pointe	Sawgrass - Building B	Office	-	1,211	5,176	1,380	1,211	6,556	7,767	2,136	1999	2001
Sawgrass Pointe	Sawgrass - Building A	Office	-	1,147	3,894	95	1,147	3,989	5,136	924	2000	2001
Sawgrass Pointe	Sawgrass Pointe I	Office	-	3,484	21,362	8,260	3,484	29,622	33,106	7,908	2002	2002
Sawgrass Pointe	Sawgrass Pointe II	Office	-	3,481	11,973	-	3,481	11,973	15,454	700	2009	2009

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,621	124	487	2,741	3,228	750	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,900	124	534	5,020	5,554	1,345	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,745	99	338	2,840	3,178	738	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	1,836	1,267	604	3,099	3,703	941	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	2,635	268	488	2,903	3,391	704	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	3,762	666	555	4,428	4,983	1,011	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	2,137	779	394	2,916	3,310	831	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial	-	1,082	3,326	-	1,082	3,326	4,408	1,630	2004	2004
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	-	3,705	3,187	1,033	3,705	4,220	7,925	1,182	2006	2006
Eagle Creek Business Center	Eagle Creek Business Ctr. II	Industrial	-	2,354	2,272	969	2,354	3,241	5,595	718	2007	2007
Eagle Creek Business Center	Eagle Creek Business Ctr. III	Industrial	-	2,332	2,237	1,424	2,332	3,661	5,993	559	2007	2007

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2009 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/09			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Highland Oaks	Highland Oaks I	Office	-	1,525	11,970	1,207	1,525	13,177	14,702	3,562	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	10,845	3,847	1,605	14,692	16,297	5,026	1999	1999
Highland Oaks	Highland Oaks III	Office	-	2,882	8,871	689	2,522	9,920	12,442	1,491	2007	2007
Highland Oaks	Highland Oaks IV	Office	-	3,068	9,962	2,947	3,068	12,909	15,977	596	2008	2008
Highland Oaks	Highland Oaks V	Office	-	2,412	6,524	3,421	2,412	9,945	12,357	1,690	2007	2007

TITUSVILLE, FLORIDA
Retail Development	Crossroads Marketplace	Retail	-	12,678	4,451	(3,089)	11,922	2,118	14,040	1,730	2007	2007

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	7,607	480	2,501	8,087	10,588	1,464	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	8,238	286	2,056	8,524	10,580	1,478	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	8,130	1,246	2,048	9,376	11,424	1,758	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	9,017	1,540	2,932	9,638	12,570	2,077	2005	2005
Centre Pointe Office Park	Centre Pointe VI	Office	-	2,759	8,254	2,774	2,759	11,028	13,787	904	2008	2008
World Park at Union Centre	World Park at Union Centre 10	Industrial	-	2,150	5,503	7,394	2,151	12,896	15,047	2,336	2006	2006
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	13	2,592	6,949	9,541	1,998	2004	2004
Union Centre Industrial Park	Union Centre Industrial Park 2	Industrial	-	5,635	8,709	776	5,635	9,485	15,120	766	2008	2008

WEST JEFFERSON, OHIO
Park 70 at West Jefferson	Restoration Hardware BTS	Industrial	-	6,454	24,812	2,448	6,510	27,204	33,714	1,779	2008	2008

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Office	-	1,501	8,590	2,518	1,703	10,906	12,609	3,635	1989	1998
WESTON, FLORIDA
Weston Pointe	Weston Pointe I	Office	-	2,580	9,596	1,811	2,580	11,407	13,987	2,264	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,752	2,091	2,183	12,843	15,026	2,443	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,531	739	2,183	12,270	14,453	2,323	2001	2003
Weston Pointe	Weston Pointe IV	Office	-	3,349	10,686	3,172	3,349	13,858	17,207	2,732	2006	2006

ZIONSVILLE, INDIANA
Anson	Marketplace at Anson	Retail	-	2,147	2,727	2,070	2,147	4,797	6,944	475	2007	2007
Anson Medical Development	Anson Medical Office Bldg. I	Medical Office	-	1,354	7,651	106	1,354	7,757	9,111	83	2009	2009
	Accum. Depr. on Improvements of Undeveloped Land									4,737
	Eliminations					(819)	(15)	(804)	(819)	(2,316)

			822,567	1,069,103	4,612,858	708,158	1,106,016	5,284,103	6,390,119	1,311,733

(1)	The tax basis (in thousands) of our real estate assets at 12/31/09 was approximately $6,476,348 for federal income tax purposes.
(2)	Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2009	2008	2007	2009	2008	2007
Balance at beginning of year	$6,297,922	$5,765,747	$5,583,188	$1,167,113	$990,280	$900,898
Acquisitions	29,726	56,304	140,113	-	-	-
Construction costs and tenant improvements	307,157	812,084	788,951	-	-	-
Depreciation expense	-	-	-	266,803	246,440	214,477
Consolidation of previously unconsolidated properties	176,038	85,201	53,959	-	-	-

	6,810,843	6,719,336	6,566,211	1,433,916	1,236,720	1,115,375
Deductions during year:
Cost of real estate sold or contributed	(258,854)	(367,922)	(726,860)	(32,087)	(16,115)	(51,491)
Impairment Allowance	(71,774)	-	-	-	-	-
Write-off of fully amortized assets	(90,096)	(53,492)	(73,604)	(90,096)	(53,492)	(73,604)

Balance at end of year	$6,390,119	$6,297,922	$5,765,747	$1,311,733	$1,167,113	$990,280

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

March 2, 2010	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

	By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	1/27/10	Director of the General Partner
Thomas J. Baltimore, Jr.

/s/ Barrington H. Branch*	1/27/10	Director of the General Partner
Barrington H. Branch

/s/ Geoffrey Button *	1/27/10	Director of the General Partner
Geoffrey Button

/s/ William Cavanaugh III*	1/27/10	Director of the General Partner
William Cavanaugh III

/s/ Ngaire E. Cuneo *	1/27/10	Director of the General Partner
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/27/10	Director of the General Partner
Charles R. Eitel

/s/ Dr. Martin C. Jischke*	1/27/10	Director of the General Partner
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	1/27/10	Director of the General Partner
L. Ben Lytle

/s/ Jack R. Shaw *	1/27/10	Director of the General Partner
Jack R. Shaw

/s/ Lynn C. Thurber *	1/27/10	Director of the General Partner
Lynn C. Thurber

/s/ Robert J. Woodward, Jr. *	1/27/10	Director of the General Partner
Robert J. Woodward, Jr.

* By Dennis D. Oklak, Attorney-in-Fact /s/ Dennis D. Oklak