Form 10-Q
period 2010-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2010-05-10
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2010
Common Units, $.01 par value per unit	230,858,508 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,096,328	$1,106,016
Buildings and tenant improvements	5,202,068	5,284,103
Construction in progress	88,485	103,298
Investments in and advances to unconsolidated companies	516,356	501,121
Undeveloped land	655,947	660,723

	7,559,184	7,655,261
Accumulated depreciation	(1,313,671)	(1,311,733)

Net real estate investments	6,245,513	6,343,528

Cash and cash equivalents	30,999	147,539
Accounts receivable, net of allowance of $2,921 and $3,198	20,798	20,604
Straight-line rent receivable, net of allowance of $7,305 and $6,929	133,138	131,934
Receivables on construction contracts, including retentions	40,982	18,755
Deferred financing costs, net of accumulated amortization of $37,673 and $37,577	51,299	54,486
Deferred leasing and other costs, net of accumulated amortization of $237,442 and $240,151	360,702	371,286
Escrow deposits and other assets	208,740	216,361

	$7,092,171	$7,304,493

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$785,769	$785,797
Unsecured notes	2,938,688	3,052,465
Unsecured lines of credit	15,876	15,770

	3,740,333	3,854,032
Construction payables and amounts due subcontractors, including retentions	58,568	43,147
Accrued real estate taxes	80,986	84,347
Accrued interest	36,612	62,971
Other accrued expenses	27,835	49,166
Other liabilities	194,901	198,906
Tenant security deposits and prepaid rents	35,947	44,258

Total liabilities	4,175,182	4,336,827

Partners’ equity:
General Partner:
Common equity (224,253 and 224,029 General Partner Units issued and outstanding)	1,868,686	1,918,329
Preferred equity (4,067 Preferred Units issued and outstanding)	1,016,625	1,016,625

	2,885,311	2,934,954
Limited Partners’ common equity (6,601 and 6,609 Limited Partner Units issued and outstanding)	29,558	31,192
Accumulated other comprehensive income (loss)	(4,906)	(5,630)

Total partners’ equity	2,909,963	2,960,516
Noncontrolling interests	7,026	7,150

Total equity	2,916,989	2,967,666

	$7,092,171	$7,304,493

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31,

(in thousands, except per unit amounts)

(Unaudited)

	2010	2009
Revenues:
Rental and related revenue	$222,020	$217,285
General contractor and service fee revenue	113,641	105,088

	335,661	322,373
Expenses:
Rental expenses	53,792	53,416
Real estate taxes	30,190	28,591
General contractor and other services expenses	107,162	99,447
Depreciation and amortization	83,461	78,986

	274,605	260,440

Other operating activities:
Equity in earnings of unconsolidated companies	4,929	2,527
Gain on sale of properties	2,069	—
Earnings from sales of land	—	357
Undeveloped land carrying costs	(2,251)	(2,365)
Other expenses	(277)	(338)
General and administrative expense	(13,544)	(9,880)

	(9,074)	(9,699)

Operating income	51,982	52,234
Other income (expenses):
Interest and other income, net	151	123
Interest expense	(59,021)	(51,011)
Gain (loss) on debt transactions	(354)	33,062

Income (loss) from continuing operations before income taxes	(7,242)	34,408
Income tax benefit	—	2,707

Income (loss) from continuing operations	(7,242)	37,115
Discontinued operations:
Income before gain on sales	112	353
Gain on sale of depreciable properties	9,778	5,119

Income from discontinued operations	9,890	5,472
Net income	2,648	42,587
Distributions on Preferred Units	(18,363)	(18,363)
Net loss attributable to noncontrolling interests	2	83

Net income (loss) attributable to common unitholders	$(15,713)	$24,307

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.11)	$0.12
Discontinued operations attributable to common unitholders	0.04	0.03

Total	$(0.07)	$0.15

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.11)	$0.12
Discontinued operations attributable to common unitholders	0.04	0.03

Total	$(0.07)	$0.15

Weighted average number of Common Units outstanding	230,760	155,254

Weighted average number of Common Units and potential dilutive securities	230,760	155,747

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$2,648	$42,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	65,973	63,724
Amortization of deferred leasing and other costs	18,195	16,484
Amortization of deferred financing costs	3,626	3,407
Straight-line rent adjustment	(5,863)	(6,108)
(Gain) loss on debt extinguishment	354	(33,062)
Earnings from land and depreciated property sales	(11,847)	(5,476)
Build-for-Sale operations, net	—	(11,470)
Construction contracts, net	(10,049)	(652)
Other accrued revenues and expenses, net	(43,118)	(28,118)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(28)	7,435

Net cash provided by operating activities	19,891	48,751

Cash flows from investing activities:
Development of real estate investments	(31,460)	(85,210)
Acquisition of undeveloped land	—	(5,474)
Recurring tenant improvements, leasing costs and building improvements	(21,473)	(16,208)
Other deferred leasing costs	(5,498)	(8,994)
Other assets	(6,307)	(24,174)
Proceeds from land and depreciated property sales, net	108,668	61,203
Capital distributions from unconsolidated companies	3,897	—
Capital contributions and advances to unconsolidated companies, net	(11,883)	(3,863)

Net cash provided by (used for) investing activities	35,944	(82,720)

Cash flows from financing activities:
Contributions from the General Partner	—	26
Payments on and repurchases of unsecured debt	(114,736)	(254,455)
Proceeds from secured debt financings	2,730	156,000
Payments on secured indebtedness including principal amortization	(2,617)	(2,584)
Borrowings on lines of credit, net	106	190,267
Distributions to common unitholders	(39,251)	(38,706)
Distributions to preferred unitholders	(18,363)	(18,363)
Contributions from (distributions to) noncontrolling interests, net	(122)	3,443
Deferred financing costs	(122)	(1,897)

Net cash provided by (used for) financing activities	(172,375)	33,731

Net decrease in cash and cash equivalents	(116,540)	(238)
Cash and cash equivalents at beginning of period	147,539	22,285

Cash and cash equivalents at end of period	$30,999	$22,047

Non-cash investing and financing activities:
Contributions of property to unconsolidated companies	$7,002	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the three months ended March 31, 2010

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income	Total Partner’s Equity
	Common Equity	Preferred Equity				Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666
Comprehensive income:
Net income (loss)	(15,264)	18,363	(449)	—	2,650	(2)	2,648
Derivative instrument activity	—	—	—	724	724	—	724

Comprehensive income					3,374	(2)	3,372
Conversion of Limited Partner Units to common shares of the General Partner	61	—	(61)	—	—	—	—
Stock based compensation plan activity	3,687	—	—	—	3,687	—	3,687
Distributions to Preferred Unitholders	—	(18,363)	—	—	(18,363)	—	(18,363)
Distributions to Partners ($.17 per Common Unit)	(38,127)	—	(1,124)	—	(39,251)	—	(39,251)
Distributions to noncontrolling interests	—	—	—	—	—	(122)	(122)

Balance at March 31, 2010	$1,868,686	$1,016,625	$29,558	$(4,906)	$2,909,963	$7,026	$2,916,989

Common Units outstanding at March 31, 2010	224,253		6,601		230,854

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit. The 2009 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.1% of the common Partnership interests as of March 31, 2010 (“General Partner Units”). The remaining 2.9% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

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

Variable Interest Entities

On January 1, 2010, we adopted a new accounting standard that eliminated the primarily quantitative model previously in effect to determine the primary beneficiary of a variable interest entity (“VIE”) and replaced it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. This new standard requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIEs. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. We were not the primary beneficiary of any VIEs at January 1, 2010 and the implementation of this new accounting standard did not have a material impact on our results of operation or financial condition.

3.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2009 have been reclassified to conform to the 2010 consolidated financial statement presentation.

4.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2010 (in thousands):

	Book Value at 12/31/09	Book Value at 3/31/10	Fair Value at 12/31/09	Total Realized Losses/(Gains)	Issuances	Payoffs	Adjustments to Fair Value	Fair Value at 3/31/10
Fixed rate secured debt	$766,299	$763,542	$770,255	$—	$—	$—	$(19,158)	$751,097
Variable rate secured debt	19,498	22,227	14,419	—	2,729	—	5,079	22,227
Fixed rate unsecured notes	3,052,465	2,938,688	3,042,230	(113)	—	(114,849)	108,090	3,035,358
Unsecured lines of credit	15,770	15,876	14,714	—	106	—	660	15,480

Total	$3,854,032	$3,740,333	$3,841,618	$(113)	$2,835	$(114,849)	$94,671	$3,824,162

Fixed Rate Secured Debt

We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate at which we estimate we could obtain similar borrowings when considering current market conditions. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, which are unobservable inputs based on an entity’s own assumptions in cases in which there is little, if any, market activity.

Fixed Rate Unsecured Debt

In January 2010, we repaid $99.8 million of corporate unsecured debt, which had an effective interest rate of 5.37%, at its scheduled maturity date. During the three-month period ended March 31, 2010, we also repurchased a portion of our 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”), on the open market, for $14.9 million. The total face value of these repurchases was $15.0 million. We recognized a loss of $354,000 on the repurchases after writing off applicable issuance costs and other accounting adjustments.

We utilized multiple broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. As such, we have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2010.

Unsecured Lines of Credit

Our unsecured lines of credit as of March 31, 2010 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2010
Unsecured Line of Credit - Partnership	$850,000	February 2013	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$15,876

The Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of LIBOR plus 2.75%, and matures in February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of March 31, 2010, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.10% for outstanding borrowings as of March 31, 2010). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

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

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the three months ended March 31, 2010 and 2009, respectively, we earned management fees of $2.1 million and $2.1 million, leasing fees of $407,000 and $331,000 and construction and development fees of $1.9 million and $2.6 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to common unitholders	$(15,713)	$24,307
Less: Distributions on share-based awards expected to vest	(502)	(515)

Basic and diluted net income (loss) attributable to common unitholders	$(16,215)	$23,792

Weighted average number of Common Units outstanding	230,760	155,254
Other potential dilutive units (1)	—	493

Weighted average number of Common Units and potential dilutive securities	230,760	155,747

(1)	Excludes (in thousands of units) 7,729 and 7,259 of anti-dilutive potential units for the three months ended March 31, 2010 and 2009, respectively, related to stock-based compensation plans. Also excludes (in thousands of units) the Exchangeable Notes that have 4,647 and 9,053 of anti-dilutive potential units for the three months ended March 31, 2010 and 2009, respectively.

7.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations.” Our medical office and retail properties do not meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations”. Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

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

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues
Rental Operations:
Office	$136,630	$140,953
Industrial	66,891	64,881
Non-reportable Rental Operations segments	16,233	7,901
General contractor and service fee revenue	113,641	105,088

Total Segment Revenues	333,395	318,823
Other Revenue	2,266	3,550

Consolidated Revenue from continuing operations	335,661	322,373
Discontinued Operations	2,239	5,520

Consolidated Revenue	$337,900	$327,893

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$76,885	$80,000
Industrial	48,826	47,748
Non-reportable Rental Operations segments	10,578	4,763
Service Operations	6,479	5,641

	142,768	138,152
Non-Segment Items:
Interest expense	(59,021)	(51,011)
Interest and other income	151	123
Other expenses	(277)	(338)
General and administrative expenses	(13,544)	(9,880)
Gain on land sales	—	357
Undeveloped land carrying costs	(2,251)	(2,365)
Gain (loss) on debt transactions	(354)	33,062
Income tax benefit	—	2,707
Other non-segment income	1,749	2,767
Net loss attributable to noncontrolling interests	2	83
Joint venture items	12,188	13,745
Distributions on Preferred Units	(18,363)	(18,363)
Discontinued operations	819	1,575

Consolidated basic FFO attributable to common unitholders	63,867	110,614
Depreciation and amortization on continuing operations	(83,461)	(78,986)
Depreciation and amortization on discontinued operations	(707)	(1,222)
Partnership’s share of joint venture adjustments	(9,563)	(11,218)
Earnings from depreciated property sales on continuing operations	2,069	—
Earnings from depreciated property sales on discontinued operations	9,778	5,119
Earnings from depreciated property sales - share of joint venture	2,304	—

Net income (loss) attributable to common unitholders	$(15,713)	$24,307

8.	Discontinued Operations

The operations of 15 buildings are currently classified as discontinued operations for the three-month periods ended March 31, 2010 and March 31, 2009. These 15 buildings consist of eleven office, two industrial and two retail properties. Of these properties, nine were sold during the first three months of 2010, five were sold during 2009 and one property, which is immaterial, is classified as held-for-sale as of March 31, 2010.

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$2,239	$5,520
Operating expenses	(756)	(2,312)
Depreciation and amortization	(707)	(1,222)

Operating income	776	1,986
Interest expense	(664)	(1,633)

Income before gain on sales	112	353
Gain on sale of depreciable properties	9,778	5,119

Income from discontinued operations	$9,890	$5,472

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

9.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on April 28, 2010:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	May 17, 2010	May 31, 2010
Preferred (per depositary unit):
Series J	$0.414063	May 17, 2010	May 31, 2010
Series K	$0.406250	May 17, 2010	May 31, 2010
Series L	$0.412500	May 17, 2010	May 31, 2010
Series M	$0.434375	June 16, 2010	June 30, 2010
Series N	$0.453125	June 16, 2010	June 30, 2010
Series O	$0.523438	June 16, 2010	June 30, 2010

On April 1, 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature on March 15, 2020.

During April 2010, pursuant to a cash tender offer, we repurchased unsecured notes from various series for $223.7 million. The unsecured notes had a face value of $212.2 million and, after considering the write-off of applicable issuance costs and other accounting adjustments, we recognized a loss of $14.1 million on the repurchase.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 3, 2010. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

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

As of March 31, 2010, we:

•

Owned or jointly controlled 751 industrial, office, medical office and other properties, of which 745 properties with approximately 132.9 million square feet are in service and six properties with more than 1.4 million square feet are under development. The 745 in-service properties are comprised of 531 consolidated properties with approximately 89.5 million square feet and 214 jointly controlled properties with approximately 43.4 million square feet. The six properties under development consist of three consolidated properties with approximately 463,000 square feet and three jointly controlled properties with more than 957,000 square feet.

•	Owned, including through ownership interest in unconsolidated joint ventures, approximately 5,000 acres of land and controlled an additional 1,900 acres through purchase options.

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

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of March 31, 2010 and 2009, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2010	2009	2010	2009	2010	2009
Industrial	56,361	56,529	63.0%	62.9%	91.4%	87.6%
Office	30,400	31,766	34.0%	35.3%	84.4%	86.3%
Other (Medical Office and Retail)	2,720	1,629	3.0%	1.8%	81.3%	89.0%

Total	89,481	89,924	100.0%	100.0%	88.7%	87.2%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of March 31, 2010. The table indicates square footage and annualized net effective rents (based on March 2010 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2010	6,126	$38,879	7%	4,219	$15,814	1,901	$22,964	6	$101
2011	9,648	67,335	12%	6,632	28,530	2,967	38,134	49	671
2012	8,632	62,703	10%	5,454	22,003	3,111	39,511	67	1,189
2013	11,320	86,112	14%	7,143	27,974	4,125	57,070	52	1,068
2014	8,425	59,639	10%	5,691	22,453	2,573	34,415	161	2,771
2015	8,367	57,036	9%	5,786	23,704	2,570	33,115	11	217
2016	6,080	37,932	6%	4,509	16,100	1,499	20,153	72	1,679
2017	4,647	36,315	6%	3,155	12,972	1,192	16,904	300	6,439
2018	3,268	40,668	7%	1,305	6,625	1,388	20,479	575	13,564
2019	2,572	35,822	6%	623	3,350	1,652	25,020	297	7,452
2020 and Thereafter	10,284	85,475	13%	6,996	29,261	2,668	41,868	620	14,346

Total Leased	79,369	$607,916	100%	51,513	$208,786	25,646	$349,633	2,210	$49,497

Total Portfolio Square Feet	89,481			56,361		30,400		2,720

Percent Occupied	88.7%			91.4%		84.4%		81.3%

Within our consolidated properties, we renewed 86.0% and 78.6% of our leases up for renewal in the three months ended March 31, 2010 and 2009, respectively, totaling approximately 2.1 million and 1.7 million square feet, respectively. There was a 1% decline and 4% growth, respectively, in average contractual rents on these renewals in the three-month periods ended March 31, 2010 and 2009.

The average term of renewals increased from 5.7 years in the three months ended March 31, 2009 to 7.6 years in the three months ended March 31, 2010.

Recent and Future Development:

We had 1.4 million square feet of property under development with total estimated costs upon completion of $422.1 million at March 31, 2010 compared to 4.0 million square feet with total costs of $744.0 million at March 31, 2009. The overall decrease in properties under development is the result of placing projects in service while limiting new developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of March 31, 2010 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	463	99%	$95,456	$78,309	$17,147
Joint venture properties	957	52%	326,594	141,302	185,292

Total	1,420	67%	$422,050	$219,611	$202,439

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $115.9 million and $62.3 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds from the first quarter of 2010 include $28.2 million from the sale of three buildings to a joint venture in which we have a 20% equity interest. Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $4.7 million for the three months ended March 31, 2010. We had no such dispositions in the same period in 2009.

For the three months ended March 31, 2010 and 2009, we had no acquisitions of income producing properties. We acquired no undeveloped land in the three months ended March 31, 2010, compared to $6.2 million in the same period in 2009.

In the first quarter of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties from our partner in the venture for $42.3 million. We contributed $8.6 million to the joint venture for our share of the acquisition.

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

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated basic FFO attributable to common unitholders for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to common unitholders	$(15,713)	$24,307
Adjustments:
Depreciation and amortization	84,168	80,208
Partnership’s share of joint venture depreciation and amortization	9,563	11,218
Earnings from depreciable property sales - wholly owned	(11,847)	(5,119)
Earnings from depreciable property sales - share of joint venture	(2,304)	—

Consolidated basic Funds From Operations attributable to common unitholders	$63,867	$110,614

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2010 and 2009, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended March 31,
	2010	2009
Rental and related revenue	$222,020	$217,285
General contractor and service fee revenue	113,641	105,088
Operating income	51,982	52,234
Net income (loss) attributable to common unitholders	(15,713)	24,307
Weighted average Common Units outstanding	230,760	155,254
Weighted average Common Units and potential dilutive securities	230,760	155,747
Basic income (loss) per Common Unit:
Continuing operations	$(0.11)	$0.12
Discontinued operations	$0.04	$0.03
Diluted income (loss) per Common Unit:
Continuing operations	$(0.11)	$0.12
Discontinued operations	$0.04	$0.03
Number of in-service consolidated properties at end of period	531	538
In-service consolidated square footage at end of period	89,481	89,924
Number of in-service joint venture properties at end of period	214	204
In-service joint venture square footage at end of period	43,384	40,943

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $217.3 million for the quarter ended March 31, 2009 to $222.0 million for the same period in 2010. The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$136,630	$140,953
Industrial	66,891	64,881
Non-reportable segments	18,499	11,451

Total	$222,020	$217,285

The following factors contributed to these results:

•

We acquired or consolidated five properties and placed 16 developments in service from January 1, 2009 to March 31, 2010 that provided incremental revenues of $10.5 million in the first quarter of 2010, as compared to the same period in 2009.

•	Lease termination fees, to the extent they are included in rental revenue from continuing operations, increased from $275,000 in the first quarter of 2009 to $1.6 million in the first quarter of 2010.

•

We contributed five properties to an unconsolidated joint venture in 2009, resulting in a $1.7 million reduction in rental and related revenues for the three months ended March 31, 2010, as compared to the same period in 2009.

•	Decreases in rental rates and occupancy in certain of our existing properties, resulting from the economy’s impact on the leasing environment, partially offset the above-mentioned items.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$40,617	$42,171
Industrial	8,687	8,277
Non-reportable segments	4,488	2,968

Total	$53,792	$53,416

Real Estate Taxes:
Office	$19,128	$18,782
Industrial	9,378	8,856
Non-reportable segments	1,684	953

Total	$30,190	$28,591

Overall, rental expenses increased by $376,000 in the first quarter of 2010, compared to the same period in 2009. The increase was primarily driven by $2.0 million of incremental costs associated with properties acquired or consolidated and developments placed in service from January 1, 2009 to March 31, 2010. Somewhat offsetting this increase was a reduction in rental expenses of $661,000 related to eight properties that were sold in 2009, or the first quarter of 2010, but did not meet the criteria for classification as discontinued operations. The increase was also partially offset by a decrease of $1.0 million in rental expenses in our office properties primarily related to a reduction in repairs incurred in the first quarter of 2010 compared to the same period in 2009.

Of the overall $1.6 million increase in real estate taxes in the first quarter of 2010, compared to the same period in 2009, $986,000 was attributable to properties acquired or consolidated and developments placed in service from January 1, 2009 to March 31, 2010. The remaining increase was driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$113,641	$105,088
General contractor and other services expenses	(107,162)	(99,447)

Total	$6,479	$5,641

Service Operations primarily consist of the leasing, management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The slight increase in earnings from Service Operations was largely driven by increased third-party construction activity in the first quarter of 2010 as compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from $79.0 million during the first quarter of 2009 to $83.5 million for the same period in 2010 primarily due to increases in our asset base from properties acquired, consolidated or placed in service during 2009 and 2010.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings increased from $2.5 million in the three months ended March 31, 2009 to $4.9 million for the same period in 2010. This increase was primarily a result of the sale of our 20% interest in one of our unconsolidated joint ventures in the first quarter of 2010, which resulted in a $1.8 million gain. Also contributing to the increase was the sale of a property from an unconsolidated subsidiary during the first three months of 2010, with our share of the gain approximating $523,000, compared to no such sales for the same period in 2009.

General and Administrative Expense

General and administrative expenses increased from $9.9 million for the three months ended March 31, 2009 to $13.5 million for the same period in 2010. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The increase in general and administrative expenses is largely the result of an approximate $4.1 million decrease in absorption of indirect overhead costs. Fewer costs were allocated to leasing and construction in the first quarter of 2010 as a result of less activity in those areas when compared to the same period in 2009.

Our total overhead costs were relatively consistent between periods. First quarter 2010 results included reduced salaries, severance and related costs, which resulted from workforce reductions during 2009. The reduced salary and related costs were offset by an increase in stock based compensation expense from the first quarter of 2009 that was driven by the grant of the 2009 annual award being delayed until the second quarter of 2009, compared to the 2010 annual award being granted in the first quarter of 2010.

Interest Expense

Interest expense increased from $51.0 million in the first quarter of 2009 to $59.0 million in the first quarter of 2010. The increase was the result of a $3.7 million decrease in capitalization of interest costs due to reduced development activity as well as an overall increase to interest cost that resulted from a higher weighted average borrowing rate on our outstanding debt in the first quarter of 2010 when compared to the first quarter of 2009.

Gain (Loss) on Debt Transactions

During the first quarter of 2010, through an open market transaction, we paid $14.9 million to repurchase a portion of our outstanding 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”) with a face value of $15.0 million. We recognized a $354,000 loss on repurchase after considering the write-off of unamortized deferred financing costs and discounts.

During the first quarter of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our Exchangeable Notes. In total, we paid $130.5 million for unsecured notes that had a face value of $169.5 million, recognizing a net gain on extinguishment of $33.1 million after considering the write-off of unamortized deferred financing costs and discounts.

Income Taxes

We recognized an income tax benefit of $2.7 million for the three months ended March 31, 2009, compared to no income tax benefit or expense for the same period in 2010. As a result of our projections of future taxable income, we recorded a full valuation allowance on the deferred tax assets generated by our taxable REIT subsidiary in 2010.

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

The operations of 15 buildings are classified as discontinued operations for the three months ended March 31, 2010 and March 31, 2009. These 15 buildings consist of eleven office, two industrial and two retail properties. As a result, we classified income, before gain on sales, of $112,000 and $353,000 in discontinued operations for the three months ended March 31, 2010 and 2009, respectively.

Of these properties, nine were sold during the first quarter of 2010 and two were sold during the first quarter of 2009. The $9.8 million and $5.1 million gains on disposal of these properties for the three months ended March 31, 2010 and 2009, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as the recurring capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have no outstanding borrowings on the Partnership’s $850.0 million unsecured line of credit at March 31, 2010, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.

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

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of March 31, 2010.

At March 31, 2010, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity.

At March 31, 2010, the General Partner has a prospectus supplement on file with the SEC that allows it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. No new shares have yet been issued under this prospectus supplement.

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

We have a 20% equity interest in an unconsolidated joint venture that may acquire up to $800.0 million of our newly developed build-to-suit projects over the three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We received net proceeds of $334.1 million, through December 31, 2009, related to the joint venture’s acquisition of 12 of our properties. During the three months ended March 31, 2010, the joint venture acquired three additional properties from us and we received net proceeds, commensurate to our partner’s ownership interest, of $28.1 million.

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

Recurring Expenditures

One of the principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Recurring tenant improvements	$9,975	$6,506
Recurring leasing costs	10,928	8,492
Building improvements	570	1,210

Totals	$21,473	$16,208

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first quarter of 2010 and the General Partner’s board of directors declared distributions of $0.17 per Common Unit for the second quarter of 2010. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At March 31, 2010, the General Partner had six series of preferred stock outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at March 31, 2010 had a face value totaling $3.7 billion with a weighted average interest rate of 6.39% and matures at various dates through 2028. We had $2.9 billion of unsecured debt, $15.9 million outstanding on a consolidated subsidiary’s unsecured line of credit and $784.8 million of secured debt outstanding at March 31, 2010. Scheduled principal amortization, repurchases and maturities of such debt totaled $117.5 million for the three months ended March 31, 2010.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2010 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
Remainder of 2010	$8,839	$—	$8,839	6.36%
2011	11,621	596,590	608,211	5.33%
2012	9,767	215,864	225,631	5.83%
2013	9,819	475,000	484,819	6.49%
2014	10,113	272,112	282,225	6.43%
2015	8,785	250,000	258,785	7.45%
2016	7,994	490,900	498,894	6.16%
2017	6,508	469,324	475,832	5.94%
2018	4,671	300,000	304,671	6.08%
2019	3,463	518,438	521,901	7.98%
2020	3,234	—	3,234	5.52%
Thereafter	21,205	50,000	71,205	6.80%

	$106,019	$3,638,228	$3,744,247	6.39%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

On April 1, 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature on March 15, 2020. We utilized $223.7 million of the proceeds, pursuant to a cash tender offer, to repurchase unsecured notes maturing in 2011 and 2013 that had a face value of $212.2 million.

Repurchases of Outstanding Debt

During the first three months of 2010, through an open market transaction, we paid $14.9 million to repurchase outstanding unsecured notes with a face value of $15.0 million.

Historical Cash Flows

Cash and cash equivalents were $31.0 million and $22.0 million at March 31, 2010 and 2009, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by Operating Activities	$19.9	$48.8

Net Cash Provided by (Used for) Investing Activities	$35.9	$(82.7)

Net Cash Provided by (Used for) Financing Activities	$(172.4)	$33.7

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the three months ended March 31, 2010, cash provided by operating activities was $19.9 million compared to $48.8 million for the same period in 2009. The decrease in cash provided from operating activities is primarily a result of changes in operating asset and liability balances, in addition to a decrease in net operating income in the first quarter of 2010 as compared to the same period in 2009.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held-for-rental development costs decreased to $31.5 million for the three-month period ended March 31, 2010 from $85.2 million for the same period in 2009, primarily as a result of a planned reduction in new development.

•	Sales of land and depreciated property provided $108.7 million in net proceeds for the three-month period ended March 31, 2010 compared to $61.2 million for the same period in 2009.

•

During the first three months of 2010, we had no acquisitions of property or undeveloped land, compared to a net cash outflow of $5.5 million for acquisitions of undeveloped land in the same period in 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first three months of 2010 compared to the same period in 2009:

•

In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date. This compares to repayments of $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date in February 2009.

•

During the first quarter of 2010, through an open market transaction, we paid $14.9 million to repurchase a portion of our outstanding Exchangeable Notes with a face value of $15.0 million. Throughout the same period in 2009, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011. In total, cash payments of $130.5 million were made in the first quarter of 2009 to repurchase notes with a face value of $169.5 million.

•

In February and March 2009, we received cash proceeds of $156.0 million from two 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears interest at a weighted average rate of 7.6% and matures at various points in 2019.

•

We had no net change in borrowings on the Partnership’s $850.0 million unsecured line of credit for the three months ended March 31, 2010, compared to an increase of $186.0 million for the same period in 2009. We have no outstanding borrowings on the Partnership’s line of credit at March 31, 2010.

Contractual Obligations

Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2009 as previously discussed in our 2009 Annual Report on Form 10-K. In most cases we may withdraw from land purchase contracts with the sellers’ only recourse being earnest money deposits already made.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 7% of our total assets as of both March 31, 2010 and December 31, 2009. Total assets of our unconsolidated subsidiaries were $2.7 billion and $2.6 billion as of March 31, 2010 and December 31, 2009, respectively. The combined revenues of our unconsolidated subsidiaries totaled $70.1 million and $68.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans was $403.0 million at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to control overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to our Financial Statements in terms of notional amount or fair value at March 31, 2010.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate secured debt	$8,089	$22,975	$10,154	$8,939	$31,290	$681,122	$762,569	$751,097
Weighted average interest rate	6.91%	7.16%	6.76%	6.61%	7.44%	6.62%

Variable rate secured debt	$750	$785	$15,477	$880	$935	$3,400	$22,227	$22,227
Weighted average interest rate	0.40%	0.40%	4.75%	0.41%	0.42%	0.28%

Fixed rate unsecured notes	$—	$568,575	$200,000	$475,000	$250,000	$1,450,000	$2,943,575	$3,035,358
Weighted average interest rate	N/A	5.38%	5.87%	6.50%	6.33%	6.79%

Unsecured lines of credit	$—	$15,876	$—	$—	$—	$—	$15,876	$15,480
Rate at March 31, 2010	N/A	1.10%	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of March 31, 2010, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2010, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks and uncertainties described in our 2009 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchases of Equity Securities

From time to time, the General Partner may repurchase its securities under a repurchase program that initially was approved by the General Partner’s board of directors and publicly announced in October 2001 (the “Repurchase Program”). On April 28, 2010, the General Partner’s board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $75.0 million of the General Partner’s common shares, $250.0 million of debt securities and $75.0 million of the General Partner’s preferred shares (the “April 2010 Resolution”). The April 2010 Resolution will expire on April 27, 2011. Under the Repurchase Program, the General Partner also executes share repurchases on an ongoing basis associated with certain employee elections under its compensation and benefit programs.

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended March 31, 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January	6,195	$12.73	6,195
February	22,008	$11.03	22,008
March	4,918	$11.94	4,918

Total	33,121	$11.48	33,121

(1)	All 33,121 shares repurchased represent common shares of the General Partner repurchased under its Employee Stock Purchase Plan.

Item 3.	Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of distributions or other material uncured delinquency with respect to any class of our preferred equity.

Item 4.	Reserved

Item 5.	Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner’s board of directors.

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, File No. 000- 20625, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, File No. 000-20625, and incorporated herein by this reference).

10.2	2009 Amendment to the Duke Realty Corporation Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q as filed with the SEC on May 6, 2010, File No. 001-09044, and incorporated herein by this reference). #

10.3	2010 Amendment to the Duke Realty Corporation Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2010, File No. 001-09044, and incorporated herein by this reference). #

10.4	Amendment Eleven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2010, File No. 001-09044, and incorporated herein by this reference). #

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.**

#	Represents management contract or compensatory plan arrangement.
*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Statement of Financial Accounting Standard No.128, Earnings per Share, is provided in Note 6 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: May 10, 2010	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner