Form 10-Q
period 2010-06-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2010-08-13
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2010
Common Units, $.01 par value per unit	257,361,201 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$1,103,003	$1,106,016
Buildings and tenant improvements	5,215,245	5,284,103
Construction in progress	79,971	103,298
Investments in and advances to unconsolidated companies	518,157	501,121
Undeveloped land	643,832	660,723

	7,560,208	7,655,261
Accumulated depreciation	(1,357,939)	(1,311,733)

Net real estate investments	6,202,269	6,343,528

Cash and cash equivalents	256,288	147,539
Accounts receivable, net of allowance of $3,002 and $3,198	19,382	20,604
Straight-line rent receivable, net of allowance of $6,789 and $6,929	136,944	131,934
Receivables on construction contracts, including retentions	55,532	18,755
Deferred financing costs, net of accumulated amortization of $40,640 and $37,577	49,192	54,486
Deferred leasing and other costs, net of accumulated amortization of $248,646 and $240,151	355,248	371,286
Escrow deposits and other assets	226,753	216,361

	$7,301,608	$7,304,493

LIABILITIES AND EQUITY

Indebtedness:
Secured debt	$788,850	$785,797
Unsecured notes	2,929,603	3,052,465
Unsecured lines of credit	16,083	15,770

	3,734,536	3,854,032
Construction payables and amounts due subcontractors, including retentions	73,165	43,147
Accrued real estate taxes	90,049	84,347
Accrued interest	60,351	62,971
Other accrued expenses	35,207	49,166
Other liabilities	188,239	198,906
Tenant security deposits and prepaid rents	38,989	44,258

Total liabilities	4,220,536	4,336,827

Partners’ equity:
General Partner:
Common equity (251,539 and 224,029 General Partner Units issued and outstanding)	2,085,747	1,918,329
Preferred equity (3,844 and 4,067 Preferred Units issued and outstanding)	960,957	1,016,625

	3,046,704	2,934,954
Limited Partners’ common equity (5,796 and 6,609 Limited Partner Units issued and outstanding)	31,631	31,192
Accumulated other comprehensive loss	(2,888)	(5,630)

Total partners’ equity	3,075,447	2,960,516
Noncontrolling interests	5,625	7,150

Total equity	3,081,072	2,967,666

	$7,301,608	$7,304,493

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Revenues:
Rental and related revenue	$215,536	$218,828	$436,625	$435,110
General contractor and service fee revenue	168,398	129,444	282,039	234,532

	383,934	348,272	718,664	669,642
Expenses:
Rental expenses	47,745	48,240	101,395	101,478
Real estate taxes	29,140	29,311	59,246	57,824
General contractor and other services expenses	160,617	123,664	267,779	223,111
Depreciation and amortization	81,681	84,859	164,833	163,555

	319,183	286,074	593,253	545,968

Other operating activities:
Equity in earnings of unconsolidated companies	2,016	2,462	6,945	4,989
Gain on sale of properties	4,973	—	7,042	—
Earnings from sales of land	—	—	—	357
Undeveloped land carrying costs	(2,542)	(2,680)	(4,793)	(5,045)
Impairment charges	(7,974)	(16,949)	(7,974)	(16,949)
Other operating expenses	(145)	(182)	(422)	(520)
General and administrative expense	(9,151)	(13,600)	(22,695)	(23,480)

	(12,823)	(30,949)	(21,897)	(40,648)

Operating income	51,928	31,249	103,514	83,026
Other income (expenses):
Interest and other income, net	204	5	355	128
Interest expense	(60,637)	(50,917)	(119,447)	(101,777)
Gain (loss) on debt transactions	(15,773)	1,449	(16,127)	34,511
Loss on business combinations	—	(999)	—	(999)

Income (loss) from continuing operations before income taxes	(24,278)	(19,213)	(31,705)	14,889
Income tax benefit	—	3,187	—	5,894

Income (loss) from continuing operations	(24,278)	(16,026)	(31,705)	20,783
Discontinued operations:
Income before impairment charges and gain on sales	560	1,651	857	2,310
Impairment charges	—	(772)	—	(772)
Gain on sale of depreciable properties	3,078	49	12,856	5,168

Income from discontinued operations	3,638	928	13,713	6,706
Net income (loss)	(20,640)	(15,098)	(17,992)	27,489
Distributions on Preferred Units	(18,363)	(18,363)	(36,726)	(36,726)
Adjustments for repurchase of Preferred Units	(4,492)	—	(4,492)	—
Net (income) loss attributable to noncontrolling interests	(108)	4	(106)	87

Net loss attributable to common unitholders	$(43,603)	$(33,457)	$(59,316)	$(9,150)

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.21)	$(0.16)	$(0.32)	$(0.09)
Discontinued operations attributable to common unitholders	0.02	—	0.06	0.04

Total	$(0.19)	$(0.16)	$(0.26)	$(0.05)

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.21)	$(0.16)	$(0.32)	$(0.09)
Discontinued operations attributable to common unitholders	0.02	—	0.06	0.04

Total	$(0.19)	$(0.16)	$(0.26)	$(0.05)

Weighted average number of Common Units outstanding	233,486	214,015	232,130	184,797

Weighted average number of Common Units and potential dilutive securities	233,486	214,015	232,130	184,797

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30,

(in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(17,992)	$27,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	130,236	131,678
Amortization of deferred leasing and other costs	35,937	35,348
Amortization of deferred financing costs	7,092	6,746
Straight-line rent adjustment	(9,083)	(10,092)
Impairment charges	7,974	17,721
(Gain) loss on debt extinguishment	16,127	(34,511)
Loss on business combinations	—	999
Earnings from land and depreciated property sales	(19,898)	(5,525)
Build-for-Sale operations, net	—	14,793
Third-party construction contracts, net	(17,407)	(10,573)
Other accrued revenues and expenses, net	12,737	6,509
Operating distributions received in excess of equity in earnings from unconsolidated companies	2,597	7,632

Net cash provided by operating activities	148,320	188,214

Cash flows from investing activities:
Development of real estate investments	(56,762)	(149,218)
Acquisition of real estate investments and related intangible assets	(19,205)	(16,591)
Acquisition of undeveloped land	(4,706)	(5,474)
Second generation tenant improvements, leasing costs and building improvements	(34,805)	(36,709)
Other deferred leasing costs	(16,752)	(14,753)
Other assets	(28,699)	14,032
Proceeds from land and depreciated property sales, net	151,835	100,226
Capital distributions from unconsolidated companies	3,897	—
Capital contributions and advances to unconsolidated companies, net	(16,577)	(6,311)

Net cash used for investing activities	(21,774)	(114,798)

Cash flows from financing activities:
Contributions from the General Partner	298,066	551,631
Payments for repurchases of Preferred Units	(58,304)	—
Proceeds from unsecured debt issuance	250,000	—
Payments on and repurchases of unsecured debt	(387,860)	(274,015)
Proceeds from secured debt financings	4,160	164,952
Payments on secured indebtedness including principal amortization	(5,317)	(5,608)
Borrowings (payments) on lines of credit, net	313	(390,736)
Distributions to common unitholders	(78,528)	(77,911)
Distributions to preferred unitholders	(36,726)	(36,726)
Contributions from (distributions to) noncontrolling interests, net	(1,631)	3,443
Deferred financing costs	(1,970)	(4,033)

Net cash used for financing activities	(17,797)	(69,003)

Net increase in cash and cash equivalents	108,749	4,413
Cash and cash equivalents at beginning of period	147,539	22,285

Cash and cash equivalents at end of period	$256,288	$26,698

Non-cash investing and financing activities:
Assumption of secured debt for real estate acquisitions	$4,503	$—

Contribution of properties to unconsolidated companies	$7,002	$8,054

Consolidation of previously unconsolidated companies	$—	$206,852

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the six months ended June 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Common Equity	Preferred Equity				Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666
Comprehensive income (loss):
Net income (loss)	(53,163)	36,726	(1,661)	—	(18,098)	106	(17,992)
Derivative instrument activity	—	—	—	2,742	2,742	—	2,742

Comprehensive income (loss)					(15,356)	106	(15,250)
Conversion of Limited Partner Units to common shares of the General Partner	(4,335)	—	4,335	—	—	—	—
Capital Contribution from the General Partner	298,066	—	—	—	298,066	—	298,066
Repurchase of Preferred Units	(2,636)	(55,668)			(58,304)		(58,304)
Stock based compensation plan activity	5,779	—	—	—	5,779	—	5,779
Distributions to Preferred Unitholders	—	(36,726)	—	—	(36,726)	—	(36,726)
Distributions to Partners ($.34 per Common Unit)	(76,293)	—	(2,235)	—	(78,528)	—	(78,528)
Distributions to noncontrolling interests	—	—	—	—	—	(1,631)	(1,631)

Balance at June 30, 2010	$2,085,747	$960,957	$31,631	$(2,888)	$3,075,447	$5,625	$3,081,072

Common Units outstanding at June 30, 2010	251,539		5,796		257,335

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

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.8% of the common Partnership interests as of June 30, 2010 (“General Partner Units”). The remaining 2.2% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 8) through Duke Construction Limited Partnership, which is owned through a taxable REIT subsidiary, Duke Realty Services LLC and Duke Realty Services Limited Partnership. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

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

During the six months ended June 30, 2010, transactions took place within two of our unconsolidated joint ventures that required us to re-evaluate our previous conclusions that these two joint ventures were not VIEs. The majority of the business activities of these joint ventures are financed with third-party debt, with joint and several guarantees provided by the joint venture partners. We concluded that these two ventures now meet the applicable criteria to be considered VIEs. This conclusion was based upon a determination that the fair value of the equity investment at risk was not sufficient when considering the overall capital requirements of the joint ventures.

These two joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling properties for a profit. All significant decisions for both joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous joint venture partner approval as well as, in certain cases, lender approval. In both joint ventures, unanimous joint venture partner approval requirements include entering new leases, setting annual operating budgets, selling an underlying property, and incurring additional indebtedness. Because no single variable interest holder exercises control over the decisions that most significantly affect each venture’s economic performance, we determined that the equity method of accounting is still appropriate for these joint ventures.

We include the following balances related to these two joint ventures in our consolidated balance sheet as of June 30, 2010:

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Company	$27.9 million	$27.9 million
Guarantee Obligations (1)	($35.7 million)	($59.3 million)

(1)	We are party to joint and several guarantees of the third-party debt of both of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. In 2009, we recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures.

3.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2009 have been reclassified to conform to the 2010 consolidated financial statement presentation.

4.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2010 (in thousands):

	Book Value at 12/31/09	Book Value at 6/30/10	Fair Value at 12/31/09	Total Realized Losses/(Gains)	Issuances	Payoffs	Adjustments to Fair Value	Fair Value at 6/30/10
Fixed rate secured debt	$766,299	$765,365	$770,255	$—	$4,676	$—	$25,836	$800,767
Variable rate secured debt	19,498	23,485	14,419	—	3,987	—	5,080	23,486
Fixed rate unsecured notes	3,052,465	2,929,603	3,042,230	12,301	250,000	(375,559)	144,018	3,072,990
Unsecured lines of credit	15,770	16,083	14,714	—	21,312	(21,000)	676	15,702

Total	$3,854,032	$3,734,536	$3,841,618	$12,301	$279,975	$(396,559)	$175,610	$3,912,945

Fixed Rate Secured Debt

We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt as it is not actively traded in any marketplace. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate, which is the most significant, and only, input to the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 4.70% to 7.00%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, which are unobservable inputs based on an entity’s own assumptions in cases in which there is little, if any, market activity.

Fixed Rate Unsecured Debt

In January 2010, we repaid $99.8 million of corporate unsecured debt, which had an effective interest rate of 5.37%, at its scheduled maturity date. During the six-month period ended June 30, 2010, we also repurchased a portion of various series of our senior unsecured notes for $288.0 million. The total face value of these repurchases was $275.7 million. We recognized a loss of $16.1 million on the repurchases after writing off applicable issuance costs and other accounting adjustments.

On April 1, 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature on March 15, 2020.

We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any observable inputs would be more preferable indicators of fair value to the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 94.00% to 115.00% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2010.

Unsecured Lines of Credit

Our unsecured lines of credit as of June 30, 2010 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2010
Unsecured Line of Credit - Partnership	$850,000	February 2013	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$16,083

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

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of June 30, 2010, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.2% for outstanding borrowings as of June 30, 2010). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 3% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

5.	Partners’ Equity

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were contributed to us in exchange for additional General Partner Units and will be used for future acquisitions (see Note 10), general corporate purposes and future transactions to reduce leverage.

In June 2010, the General Partner repurchased 2.2 million of its 8.375% Series O Cumulative Redeemable Preferred Shares. The preferred shares that the General Partner repurchased had a total face value of approximately $55.7 million, and were repurchased for $58.3 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. An adjustment of approximately $4.5 million, which included a ratable portion of issuance costs, was included in the net loss attributable to common unitholders.

6.	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2010 and 2009, respectively, we earned management fees of $4.1 million and $4.2 million, leasing fees of $1.1 million and $2.1 million and construction and development fees of $4.0 million and $6.4 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

7.	Net Income (Loss) Per Common Unit

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

The following table reconciles the components of basic and diluted net loss per Common Unit for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common unitholders	$(43,603)	$(33,457)	$(59,316)	$(9,150)
Less: Distributions on share-based awards expected to vest	(505)	(403)	(1,005)	(976)

Basic and diluted net loss attributable to common unitholders	$(44,108)	$(33,860)	$(60,321)	$(10,126)

Weighted average number of Common Units outstanding	233,486	214,015	232,130	184,797
Other potential dilutive units (1)	—	—	—	—

Weighted average number of Common Units and potential dilutive securities	233,486	214,015	232,130	184,797

(1)	Excludes (in thousands of units) 4,402 and 7,677 of anti-dilutive potential units for the three months ended June 30, 2010 and 2009, respectively, and 4,339 and 7,722 of anti-dilutive potential units for the six months ended June 30, 2010 and 2009, respectively, related to stock-based compensation plans. Also excludes (in thousands of units) the 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) that have 4,335 of anti-dilutive potential units for the three and six months ended June 30, 2010 and 9,051 of anti-dilutive potential units for the three and six months ended June 30, 2009.

8.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations.” Our medical office and retail properties do not meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

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

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net loss attributable to common unitholders for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental Operations:
Office	$131,995	$137,255	$267,694	$277,206
Industrial	63,242	65,316	130,133	130,197
Non-reportable Rental Operations segments	16,725	13,053	32,958	20,954
General contractor and service fee revenue	168,398	129,444	282,039	234,532

Total Segment Revenues	380,360	345,068	712,824	662,889
Other Revenue	3,574	3,204	5,840	6,753

Consolidated Revenue from continuing operations	383,934	348,272	718,664	669,642
Discontinued Operations	1,286	6,349	4,456	12,872

Consolidated Revenue	$385,220	$354,621	$723,120	$682,514

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$77,084	$81,390	$153,264	$160,643
Industrial	48,017	50,108	96,843	97,856
Non-reportable Rental Operations segments	11,577	8,466	22,155	13,230
Service Operations	7,781	5,780	14,260	11,421

	144,459	145,744	286,522	283,150
Non-Segment Items:
Interest expense	(60,637)	(50,917)	(119,447)	(101,777)
Impairment charges	(7,974)	(16,949)	(7,974)	(16,949)
Interest and other income	204	5	355	128
Other operating expenses	(145)	(182)	(422)	(520)
General and administrative expenses	(9,151)	(13,600)	(22,695)	(23,480)
Gain on land sales	—	—	—	357
Undeveloped land carrying costs	(2,542)	(2,680)	(4,793)	(5,045)
Gain (loss) on debt transactions	(15,773)	1,449	(16,127)	34,511
Loss on business combinations	—	(999)	—	(999)
Income tax benefit	—	3,187	—	5,894
Other non-segment income	1,973	1,313	3,722	4,079
Net (income) loss attributable to noncontrolling interests	(108)	4	(106)	87
Joint venture items	12,384	10,713	24,572	24,458
Distributions on Preferred Units	(18,363)	(18,363)	(36,726)	(36,726)
Adjustments for repurchase of Preferred Units	(4,492)	—	(4,492)	—
Discontinued operations	884	2,838	2,197	5,009

Consolidated basic FFO attributable to common unitholders	40,719	61,563	104,586	172,177
Depreciation and amortization on continuing operations	(81,681)	(84,859)	(164,833)	(163,555)
Depreciation and amortization on discontinued operations	(324)	(1,959)	(1,340)	(3,471)
Partnership’s share of joint venture adjustments	(10,372)	(8,251)	(19,935)	(19,469)
Earnings from depreciated property sales on continuing operations	4,973	—	7,042	—
Earnings from depreciated property sales on discontinued operations	3,078	49	12,856	5,168
Earnings from depreciated property sales - share of joint venture	4	—	2,308	—

Net loss attributable to common unitholders	$(43,603)	$(33,457)	$(59,316)	$(9,150)

9.	Discontinued Operations

The operations of 17 buildings are currently classified as discontinued operations for the six-month periods ended June 30, 2010 and June 30, 2009. These 17 buildings consist of 13 office, two industrial, and two retail properties. Of these properties, 11 were sold during the first six months of 2010, five were sold during 2009 and one property, which is immaterial, is classified as held-for-sale as of June 30, 2010.

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$1,286	$6,349	$4,456	$12,872
Operating expenses	(168)	(1,576)	(1,150)	(4,144)
Depreciation and amortization	(324)	(1,959)	(1,340)	(3,471)

Operating income	794	2,814	1,966	5,257
Interest expense	(234)	(1,163)	(1,109)	(2,947)

Income before impairment charges and gain on sales	560	1,651	857	2,310
Impairment charges	—	(772)	—	(772)
Gain on sale of depreciable properties	3,078	49	12,856	5,168

Income from discontinued operations	$3,638	$928	$13,713	$6,706

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

10.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on July 28, 2010:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	August 17, 2010	August 31, 2010
Preferred (per depositary unit):
Series J	$0.414063	August 17, 2010	August 31, 2010
Series K	$0.406250	August 17, 2010	August 31, 2010
Series L	$0.412500	August 17, 2010	August 31, 2010
Series M	$0.434375	September 16, 2010	September 30, 2010
Series N	$0.453125	September 16, 2010	September 30, 2010
Series O	$0.523438	September 16, 2010	September 30, 2010

Acquisition

On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method, for a net cash payment of $144.3 million, subject to working capital adjustments. As the result of this acquisition, we now hold a 100% ownership interest in Dugan.

Dugan owns 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets. Dugan has a $195.4 million secured loan due in October 2010 and an $87.6 million secured loan due in October 2012.

The accounting for this acquisition is not complete, but we expect to recognize a gain on acquisition, ranging between $53.0 million and $63.0 million, which is the difference between the fair value and the $108.5 million carrying value of our existing net ownership interest in Dugan.

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

•	The General Partner’s continued qualification as a real estate investment trust, or “REIT”, for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential increases in real estate construction costs;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner’s stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Our ability to be flexible in the development and operations of joint venture properties;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Our ability to retain our current credit ratings;

•

Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, climate change and liquidity of real estate investments; and

•

Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in the Partnership’s and the General Partner’s other reports and other public filings with the Securities and Exchange Commission (“SEC”).

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

As of June 30, 2010, we:

•

Owned or jointly controlled 749 industrial, office, medical office and other properties, of which 744 properties with more than 133.3 million square feet are in service and five properties with more than 823,000 square feet are under development. The 744 in-service properties are comprised of 529 consolidated properties with approximately 89.5 million square feet and 215 jointly controlled properties with more than 43.8 million square feet. The five properties under development consist of three consolidated properties with more than 301,000 square feet and two jointly controlled properties with more than 522,000 square feet.

•	Owned, including through ownership interest in unconsolidated joint ventures, more than 4,900 acres of land and controlled an additional 1,700 acres through purchase options.

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

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of June 30, 2010 and 2009, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2010	2009	2010	2009	2010	2009
Industrial	56,320	56,843	62.9%	62.5%	91.9%	88.2%
Office	30,495	31,512	34.1%	34.7%	85.0%	86.2%
Other (Medical Office and Retail)	2,678	2,526	3.0%	2.8%	82.8%	85.1%

Total	89,493	90,881	100.0%	100.0%	89.2%	87.5%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of June 30, 2010. The table indicates square footage and annualized net effective rents (based on June 2010 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2010	3,814	$23,753	4%	2,730	$10,352	1,078	$13,302	6	$99
2011	9,407	65,612	12%	6,426	27,418	2,936	37,597	45	597
2012	7,833	60,637	10%	4,643	19,947	3,123	39,509	67	1,181
2013	11,892	87,848	14%	7,718	29,835	4,124	57,008	50	1,005
2014	8,760	62,051	10%	5,811	22,665	2,788	36,615	161	2,771
2015	9,198	60,280	10%	6,514	25,602	2,660	34,150	24	528
2016	6,519	41,949	7%	4,621	16,957	1,821	23,210	77	1,782
2017	4,951	38,541	6%	3,392	14,145	1,259	17,957	300	6,439
2018	4,274	43,924	7%	2,232	9,029	1,464	21,353	578	13,542
2019	2,509	35,060	6%	584	3,162	1,652	25,030	273	6,868
2020 and Thereafter	10,704	89,636	14%	7,061	29,489	3,006	45,758	637	14,389

Total Leased	79,861	$609,291	100%	51,732	$208,601	25,911	$351,489	2,218	$49,201

Total Portfolio Square Feet	89,493			56,320		30,495		2,678

Percent Occupied	89.2%			91.9%		85.0%		82.8%

Within our consolidated properties, we renewed 81.5% and 83.4% of our leases up for renewal in the three and six months ended June 30, 2010, totaling approximately 2.8 million and 4.9 million square feet, respectively. This compares to renewals of 77.7% and 78.1% for the three and six months ended June 30, 2009, which totaled approximately 1.5 million and 3.2 million square feet, respectively. There was a 1.8% and .8% decline, respectively, in average contractual rents on these renewals in the three and six months ended June 30, 2010, respectively.

The average term of renewals for the three and six months ended June 30, 2010 was 5.4 and 6.3 years, respectively, compared to 3.7 and 4.7 years for the three and six months ended June 30, 2009, respectively.

Recent and Future Development:

We had 823,000 square feet of property under development with total estimated costs upon completion of $264.1 million at June 30, 2010 compared to 2.9 million square feet with total costs of $636.6 million at June 30, 2009. The overall decrease in properties under development is the result of placing projects in service while limiting new developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of June 30, 2010 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	301	92%	$76,905	$64,633	$12,272
Joint venture properties	522	94%	187,211	73,751	113,460

Total	823	93%	$264,116	$138,384	$125,732

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $160.5 million and $102.8 million for the six months ended June 30, 2010 and 2009, respectively. Proceeds from the first half of 2010 include $28.2 million from the sale of three buildings to a joint venture in which we have a 20% equity interest. Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $4.7 million for the six months ended June 30, 2010. We had no such dispositions in the same period in 2009.

For the six months ended June 30, 2010, we acquired $24.0 million of industrial real estate properties comprised of two properties in South Florida and one in Phoenix, Arizona, compared to an acquisition of $17.0 million during the same period in 2009, comprised of two industrial real estate properties in Savannah, Georgia. We also acquired $4.8 million of undeveloped land in the six months ended June 30, 2010, compared to $6.2 million in the same period in 2009.

In the first six months of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties from our joint venture partner for $42.3 million. We contributed $8.6 million to the joint venture for our share of the acquisition.

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

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated basic FFO attributable to common unitholders for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common unitholders	$(43,603)	$(33,457)	$(59,316)	$(9,150)
Adjustments:
Depreciation and amortization	82,005	86,818	166,173	167,026
Partnership’s share of joint venture depreciation and amortization	10,372	8,251	19,935	19,469
Earnings from depreciable property sales - wholly owned	(8,051)	(49)	(19,898)	(5,168)
Earnings from depreciable property sales - share of joint venture	(4)	—	(2,308)	—

Consolidated basic Funds From Operations attributable to common unitholders	$40,719	$61,563	$104,586	$172,177

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2010 and 2009, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and related revenue	$215,536	$218,828	$436,625	$435,110
General contractor and service fee revenue	168,398	129,444	282,039	234,532
Operating income	51,928	31,249	103,514	83,026
Net loss attributable to common unitholders	(43,603)	(33,457)	(59,316)	(9,150)
Weighted average Common Units outstanding	233,486	214,015	232,130	184,797
Weighted average Common Units and potential dilutive securities	233,486	214,015	232,130	184,797
Basic income (loss) per Common Unit:
Continuing operations	$(0.21)	$(0.16)	$(0.32)	$(0.09)
Discontinued operations	$0.02	$—	$0.06	$0.04
Diluted income (loss) per Common Unit:
Continuing operations	$(0.21)	$(0.16)	$(0.32)	$(0.09)
Discontinued operations	$0.02	$—	$0.06	$0.04
Number of in-service consolidated properties at end of period	529	540	529	540
In-service consolidated square footage at end of period	89,493	90,881	89,493	90,881
Number of in-service joint venture properties at end of period	215	207	215	207
In-service joint venture square footage at end of period	43,820	41,637	43,820	41,637

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Rental and Related Revenue

Overall, rental and related revenue from continuing operations decreased from $218.8 million for the quarter ended June 30, 2009 to $215.5 million for the same period in 2010. The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$131,995	$137,255
Industrial	63,242	65,316
Non-reportable segments	20,299	16,257

Total	$215,536	$218,828

The following factors contributed to these results:

•

We contributed eight properties to an unconsolidated joint venture in 2009 and the first quarter of 2010, resulting in a $3.4 million reduction in rental and related revenues from continuing operations for the three months ended June 30, 2010, as compared to the same period in 2009.

•

We sold seven properties in 2009 and the first six months of 2010 that were excluded from discontinued operations as a result of continuing involvement in these properties through management agreements. This resulted in a decrease in rental and related revenues from continuing operations of $2.4 million for the three months ended June 30, 2010, as compared to the same period in 2009.

•	Revenues from reimbursable rental expenses decreased by $2.2 million, which was driven by a corresponding decrease in overall rental expenses.

•

The factors noted above were partially offset by incremental revenues resulting from acquisitions, consolidations, and developments placed in service. We acquired or consolidated eight properties and placed 17 developments in service from January 1, 2009 to June 30, 2010, which provided incremental revenues of $5.6 million in the second quarter of 2010, as compared to the same period in 2009.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$36,888	$36,875
Industrial	5,930	6,155
Non-reportable segments	4,927	5,210

Total	$47,745	$48,240

Real Estate Taxes:
Office	$18,023	$18,990
Industrial	9,295	9,053
Non-reportable segments	1,822	1,268

Total	$29,140	$29,311

Overall, rental expenses decreased by approximately $495,000 in the second quarter of 2010, compared to the same period in 2009. This decrease is consistent with the decrease in rental and related revenues from reimbursable rental expenses. There was also a decrease of $1.1 million related to 15 properties that were sold in 2009 and the first six months of 2010, but did not meet the criteria for classification as discontinued operations, which was partially offset by $923,000 of incremental costs associated with properties acquired or consolidated and developments placed in service from January 1, 2009 to June 30, 2010.

Real estate taxes remained relatively consistent in the second quarter of 2010, compared to the same period in 2009. Real estate taxes decreased by $818,000 as a result of 15 properties that were sold in 2009 and the first six months of 2010, but did not meet the criteria for classification as discontinued operations. This decrease was partially offset by $406,000 of increased expense that resulted from properties acquired or consolidated and developments placed in service. Additional increases were driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$168,398	$129,444
General contractor and other services expenses	(160,617)	(123,664)

Total	$7,781	$5,780

Service Operations primarily consist of the leasing, management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The increase in earnings from Service Operations was largely driven by increased third-party construction activity in the second quarter of 2010 as compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased from $84.9 million during the second quarter of 2009 to $81.7 million for the same period in 2010 primarily due to reductions in depreciation resulting from dispositions of real estate assets, which did not meet the criteria for classification within discontinued operations.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings decreased from $2.5 million in the three months ended June 30, 2009 to $2.0 million for the same period in 2010. The slight decrease in equity in earnings was largely due to the recognition of termination fees at one of our unconsolidated joint ventures in the three-month period ended June 30, 2009.

Gain on Sale of Properties

We sold four properties during the second quarter of 2010, recognizing total gains on sale of $5.0 million. As the result of continuing involvement after sale, in the form of property management agreements, these properties did not meet the criteria for inclusion in discontinued operations.

Impairment Charges

The decrease in impairment charges from $16.9 million in the second quarter of 2009 to $8.0 million in the second quarter of 2010 is primarily due to the following activity:

•	In the second quarter of 2010, we sold 50 acres of land, which resulted in an impairment charge of $8.0 million. We had not previously identified or actively marketed this land for disposition.

•

In the second quarter of 2009, we recognized $4.6 million of non-cash impairment charges on certain parcels of undeveloped land that were either sold during that period or identified for sale in the immediate future and sold thereafter.

•

In the second quarter of 2009, we recognized $6.5 million of non-cash impairment charges on five office and industrial buildings, four of which were sold in the second quarter of 2009 and one that we contributed to an unconsolidated joint venture later in 2009. We did not include these buildings in discontinued operations because of our continuing involvement, either through a continuing equity interest or a property management agreement.

•	In the second quarter of 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture that was determined to be other-than-temporarily impaired.

General and Administrative Expense

General and administrative expenses decreased from $13.6 million for the second quarter of 2009 to $9.2 million for the same period in 2010. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The decrease in general and administrative costs is largely the result of a $6.7 million decrease in total overhead costs, partially offset by a $1.6 million reduction in overhead costs absorbed by leasing activity. The decrease in total overhead costs was primarily the result of a reduction in severance and related costs, resulting from headcount reductions in the second quarter of 2009. Additionally, there was a decrease in stock based compensation expense from the second quarter of 2009 that was driven by the grant of the 2009 annual award being delayed until the second quarter of 2009, compared to the 2010 annual award being granted in the first quarter of 2010.

Interest Expense

Interest expense increased from $50.9 million in the second quarter of 2009 to $60.6 million in the second quarter of 2010. The increased expense partially resulted from a higher weighted average borrowing rate on our outstanding debt in the second quarter of 2010 when compared to the second quarter of 2009. A $3.5 million decrease in the capitalization of interest costs, which was the result of reduced development activity, also contributed to the increase in interest expense.

Gain (Loss) on Debt Transactions

During the second quarter of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $273.1 million for unsecured notes that had a face value of $260.7 million, recognizing a net loss on extinguishment of $15.8 million after considering the write-off of unamortized deferred financing costs and discounts.

During the second quarter of 2009, through open market transactions, we repurchased certain outstanding series of outstanding notes, with a face value of $21.5 million, for $19.6 million. We recognized a gain on extinguishment of $1.4 million after considering the write-off of unamortized deferred financing costs and discounts.

Income Taxes

We recognized an income tax benefit of $3.2 million for the three months ended June 30, 2009, compared to no income tax benefit or expense for the same period in 2010. As a result of our projections of future taxable income, we recorded a full valuation allowance on the deferred tax assets generated by our taxable REIT subsidiary in 2010.

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

The operations of 17 buildings are classified as discontinued operations for the three months ended June 30, 2010 and June 30, 2009. These 17 buildings consist of 13 office, two industrial, and two retail properties. As a result, we classified income, before impairment charges and gain on sales, of $560,000 and $1.7 million in discontinued operations for the three months ended June 30, 2010 and 2009, respectively.

Of these properties, two were sold during the second quarter of 2010 and one was sold during the second quarter of 2009. The gains on disposal of $3.1 million and $49,000 for the three months ended June 30, 2010 and 2009 are reported in discontinued operations. An impairment charge of $(772,000) was recognized on the property sold in the second quarter of 2009 and is reported in discontinued operations.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $435.1 million for the six months ended June 30, 2009 to $436.6 million for the same period in 2010. The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$267,694	$277,206
Industrial	130,133	130,197
Non-reportable segments	38,798	27,707

Total	$436,625	$435,110

The following factors contributed to these results:

•

We contributed eight properties to an unconsolidated joint venture in 2009 and the first quarter of 2010, resulting in a $5.1 million reduction in rental and related revenues from continuing operations for the six months ended June 30, 2010, as compared to the same period in 2009.

•

We sold seven properties in 2009 and the first six months of 2010 that were excluded from discontinued operations as a result of continuing involvement in these properties through management agreements. This resulted in a decrease in rental and related revenues from continuing operations of $4.6 million for the six months ended June 30, 2010, as compared to the same period in 2009.

•

The factors noted above were offset by incremental revenues resulting from acquisitions, consolidations, and developments placed in service. We acquired or consolidated eight properties and placed 17 developments in service from January 1, 2009 to June 30, 2010, which provided incremental revenues of $15.7 million in the first six months of 2010, as compared to the same period in 2009.

•

The remaining decrease is primarily attributable to a decrease in revenues from reimbursable rental expenses of $3.5 million, excluding properties noted above. This decrease is largely offset by a corresponding decrease in overall rental expenses.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$77,363	$78,869
Industrial	14,617	14,432
Non-reportable segments	9,415	8,177

Total	$101,395	$101,478

Real Estate Taxes:
Office	$37,067	$37,694
Industrial	18,673	17,909
Non-reportable segments	3,506	2,221

Total	$59,246	$57,824

Overall, rental expenses decreased by approximately $83,000 in the first six months of 2010, compared to the same period in 2009. We recognized $2.7 million of incremental costs associated with properties acquired or consolidated and developments placed in service from January 1, 2009 to June 30, 2010, which was partially offset by a decrease of $1.6 million related to 15 properties that were sold in 2009 and the first six months of 2010, but did not meet the criteria for classification as discontinued operations. The remaining decrease is consistent with the decrease in rental and related revenues from reimbursable rental expenses.

The overall $1.4 million increase in real estate taxes in the first six months of 2010, compared to the same period in 2009, was primarily attributable to increases in taxes on our existing properties. Incremental real estate tax expense from properties acquired, consolidated and developments placed in service was offset by the reduction to real estate tax expense from the disposition of properties that did not meet the criteria for classification as discontinued operations.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$282,039	$234,532
General contractor and other services expenses	(267,779)	(223,111)

Total	$14,260	$11,421

The increase in earnings from Service Operations was largely driven by increased third-party construction activity in the first six months of 2010 as compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense slightly increased from $163.6 million during the first six months of 2009 to $164.8 million for the same period in 2010 primarily due to depreciation related to additions to our asset base from properties acquired, consolidated or placed in service during 2009 and 2010 slightly exceeding the reduction in depreciation that resulted from dispositions during that same period, which did not meet the criteria for classification within discontinued operations.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $5.0 million in the six months ended June 30, 2009 to $6.9 million for the same period in 2010. This increase was primarily a result of the sale of our 20% interest in one of our unconsolidated joint ventures in the first six months of 2010, which resulted in a $1.8 million gain.

Gain on Sale of Properties

We sold eight properties during the six months ended June 30, 2010, recognizing total gains on sale of $7.0 million. As the result of varying forms of continuing involvement after sale, these properties did not meet the criteria for inclusion in discontinued operations.

Impairment Charges

The decrease in impairment charges from $16.9 million in the six months ended June 30, 2009 to $8.0 million in the six months ended June 30, 2010 is primarily due to the following activity:

•	In the second quarter of 2010, we sold 50 acres of land, which resulted in an impairment charge of $8.0 million. We had not previously identified or actively marketed this land for disposition.

•

In the second quarter of 2009, we recognized $4.6 million of non-cash impairment charges on certain parcels of undeveloped land that were either sold during that period or identified for sale in the immediate future and sold thereafter.

•

In the second quarter of 2009, we recognized $6.5 million of non-cash impairment charges on five office and industrial buildings, four of which were sold in the second quarter of 2009 and one that we contributed to an unconsolidated joint venture later in 2009. We did not include these buildings in discontinued operations because of our continuing involvement, either through a continuing equity interest or a property management agreement.

•	In the second quarter of 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture that was determined to be other-than-temporarily impaired.

General and Administrative Expense

General and administrative expenses decreased from $23.5 million for the six months ended June 30, 2009 to $22.7 million for the same period in 2010. Total overhead costs were approximately $7.3 million lower during the six months ended June 30, 2010, largely as the result of severance and related costs that resulted from workforce reductions during 2009. The decrease in total overhead costs was largely offset by a $6.3 million decrease in overhead costs absorbed by development and leasing activities, as the result of less volume in these areas during the six-month period ended June 30, 2010.

Interest Expense

Interest expense increased from $101.8 million in the first six months of 2009 to $119.4 million in the first six months of 2010. The increase was the result of an overall increase to interest cost that resulted from a higher weighted average borrowing rate on our outstanding debt in the first six months of 2010. A $7.2 million decrease in the capitalization of interest costs, which was the result of reduced development activity, also contributed to the increase in interest expense.

Gain (Loss) on Debt Transactions

During the first six months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $288.0 million for unsecured notes that had a face value of $275.7 million, recognizing a net loss on extinguishment of $16.1 million after considering the write-off of unamortized deferred financing costs and discounts.

During the first six months of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our 3.75% Exchangeable Senior Notes. In total, we paid $150.0 million for unsecured notes that had a face value of $191.0 million, recognizing a net gain on extinguishment of $34.5 million after considering the write-off of unamortized deferred financing costs and discounts.

Income Taxes

We recognized an income tax benefit of $5.9 million for the six months ended June 30, 2009, compared to no income tax benefit or expense for the same period in 2010. As a result of our projections of future taxable income, we recorded a full valuation allowance on the deferred tax assets generated by our taxable REIT subsidiary in 2010.

Discontinued Operations

The operations of 17 buildings are classified as discontinued operations for the six months ended June 30, 2010 and June 30, 2009. These 17 buildings consist of 13 office, two industrial, and two retail properties. As a result, we classified income, before impairment charges and gain on sales, of $857,000 and $2.3 million in discontinued operations for the six months ended June 30, 2010 and 2009, respectively.

Of these properties, 11 were sold during the first six months of 2010 and three were sold during the first six months of 2009. The $12.9 million and $5.2 million gains on disposal of these properties for the six months ended June 30, 2010 and 2009, respectively, are also reported in discontinued operations, as well as an impairment charge of $(772,000) recognized on one of the three properties sold in the first six months of 2009.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as the second generation capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have no outstanding borrowings on the Partnership’s $850.0 million unsecured line of credit at June 30, 2010, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including accessing the public debt and equity markets.

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

At June 30, 2010, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of June 30, 2010.

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were contributed to us in exchange for additional General Partner Units and will be used for future acquisitions, general corporate purposes and future debt repayments.

At June 30, 2010, the General Partner has a registration statement on file with the SEC that allows it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. No new shares have yet been issued under this registration statement.

Sale of Real Estate Assets

We pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity. Our ability to dispose of such properties is dependent on the availability of credit to potential buyers. In light of current market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market, and condition of the equity and real estate markets, we may be unable to dispose of such properties quickly, or on favorable terms.

Transactions with Unconsolidated Entities

Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to an unconsolidated entity, while retaining a continuing interest in that entity, and receive proceeds commensurate to the interest that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing and will distribute to us, and our joint venture partners, all or a portion of the proceeds.

We have a 20% equity interest in an unconsolidated joint venture that may acquire up to $800.0 million of our newly developed build-to-suit projects over the three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We received net proceeds of $334.1 million, through December 31, 2009, related to the joint venture’s acquisition of 12 of our properties. During the six months ended June 30, 2010, the joint venture acquired three additional properties from us and we received net proceeds, commensurate to our joint venture partner’s ownership interest, of $28.1 million.

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

On July 1, 2010, we acquired our joint venture partner’s 50% membership in Dugan Realty, L.L.C. (“Dugan”), a significant real estate joint venture that we had previously accounted for using the equity method, for a cash payment of $166.7 million, subject to working capital adjustments. Dugan owns 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets.

In light of current economic conditions, management continues to evaluate our investment priorities and is focused on accretive growth.

Second Generation Expenditures

Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.

One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Second generation tenant improvements	$16,450	$16,047
Second generation leasing costs	16,389	17,761
Building improvements	1,966	2,901

Totals	$34,805	$36,709

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first and second quarters of 2010 and the General Partner’s board of directors declared distributions of $0.17 per Common Unit for the third quarter of 2010. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At June 30, 2010, the General Partner had six series of preferred stock outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at June 30, 2010 had a face value totaling $3.7 billion with a weighted average interest rate of 6.44% and matures at various dates through 2028. Of this total amount, we had $2.9 billion of unsecured debt, $16.1 million outstanding on a consolidated subsidiary’s unsecured line of credit and $787.9 million of secured debt outstanding at June 30, 2010. Scheduled principal amortization, repurchases and maturities of such debt totaled $400.6 million for the six months ended June 30, 2010.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2010 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
Remainder of 2010	$6,299	$—	$6,299	6.16%
2011	11,848	386,087	397,935	5.11%
2012	10,011	217,122	227,133	5.83%
2013	9,925	428,765	438,690	6.40%
2014	10,113	272,112	282,225	6.43%
2015	8,785	250,000	258,785	7.45%
2016	7,994	490,900	498,894	6.16%
2017	6,508	469,324	475,832	5.94%
2018	4,671	300,000	304,671	6.08%
2019	3,463	518,438	521,901	7.98%
2020	3,234	250,000	253,234	6.73%
Thereafter	21,205	50,000	71,205	6.80%

	$104,056	$3,632,748	$3,736,804	6.44%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan. Dugan has a $195.4 million secured loan due in October 2010 as well as an $87.6 million secured loan due in October 2012.

Repurchases of Outstanding Debt

During the first six months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $288.0 million for unsecured notes that had a face value of $275.7 million.

We will continue to evaluate opportunities to reduce our leverage and, in future periods, may repurchase additional debt prior to its scheduled maturity.

Historical Cash Flows

Cash and cash equivalents were $256.3 million and $26.7 million at June 30, 2010 and 2009, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2010	2009
Net Cash Provided by Operating Activities	$148.3	$188.2

Net Cash Used for Investing Activities	$(21.8)	$(114.8)

Net Cash Used for Financing Activities	$(17.8)	$(69.0)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the six months ended June 30, 2010, cash provided by operating activities was $148.3 million compared to $188.2 million for the same period in 2009. The decrease in cash provided from operating activities is primarily a result of increased interest costs as well no further proceeds from the sale of buildings through our former Build-for-Sale program, in the first six months of 2010 as compared to the same period in 2009.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held-for-rental development costs decreased to $56.8 million for the six-month period ended June 30, 2010 from $149.2 million for the same period in 2009, primarily as a result of a planned reduction in new development.

•	Sales of land and depreciated property provided $151.8 million in net proceeds for the six-month period ended June 30, 2010 compared to $100.2 million for the same period in 2009.

•

During the first six months of 2010, we paid cash of $19.2 million for real estate acquisitions and $4.7 million for undeveloped land acquisitions, compared to $16.6 million for real estate acquisitions and $5.5 million for undeveloped land acquisitions in the same period in 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first six months of 2010 compared to the same period in 2009:

•

In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date. This compares to repayments of $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date in February 2009.

•	In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature in March 2020.

•

During the first six months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $288.0 million for unsecured notes that had a face value of $275.7 million. Throughout the same period in 2009, we paid $150.0 million to repurchase notes with a face value of $191.0 million that were scheduled to mature in 2009 through 2011.

•

During June 2010, the General Partner completed open market repurchases of approximately 2.2 million shares of its 8.375% Series O preferred stock. The General Partner paid $58.3 million to repurchase these shares, which had a face value of $55.7 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of $298.1 million. In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.9 million. The proceeds from both offerings were contributed to us in exchange for additional General Partner Units. The proceeds from the 2009 offering were used to repay outstanding borrowings under the Partnership’s unsecured line of credit and for other general purposes.

•

In February and March 2009, we received cash proceeds of $156.0 million from two 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears interest at a weighted average rate of 7.6% and matures at various points in 2019.

•

We had no net change in borrowings on the Partnership’s $850.0 million unsecured line of credit for the six months ended June 30, 2010, compared to a decrease of $396.0 million for the same period in 2009. We have no outstanding borrowings on the Partnership’s line of credit at June 30, 2010.

Contractual Obligations

Aside from changes in long-term debt discussed above under “Repurchases of Outstanding Debt”, there have not been material changes in our outstanding commitments since December 31, 2009 as previously discussed in our 2009 Annual Report on Form 10-K. In most cases we may withdraw from land purchase contracts with the sellers’ only recourse being earnest money deposits already made.

Off Balance Sheet Arrangements—Investments in Unconsolidated Companies

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity investment at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner’s substantive participating rights to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 7% of our total assets as of both June 30, 2010 and December 31, 2009. Total assets of our unconsolidated subsidiaries were $2.7 billion and $2.6 billion as of June 30, 2010 and December 31, 2009, respectively. The combined revenues of our unconsolidated subsidiaries totaled $136.2 million and $129.8 million for the six-month periods ended June 30, 2010 and 2009, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $360.9 million at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to control overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to our Financial Statements in terms of notional amount or fair value at June 30, 2010.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate secured debt	$5,549	$23,202	$10,397	$12,810	$31,290	$681,122	$764,370	$800,767
Weighted average interest rate	6.91%	7.16%	6.76%	6.70%	7.44%	6.62%

Variable rate secured debt	$750	$785	$16,736	$880	$935	$3,400	$23,486	$23,486
Weighted average interest rate	0.58%	0.58%	4.78%	0.59%	0.60%	0.39%

Fixed rate unsecured notes	$—	$357,865	$200,000	$425,000	$250,000	$1,700,000	$2,932,865	$3,072,990
Weighted average interest rate	N/A	5.16%	5.87%	6.40%	6.33%	6.78%

Unsecured lines of credit	$—	$16,083	$—	$—	$—	$—	$16,083	$15,702
Rate at June 30, 2010	N/A	1.20%	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of June 30, 2010, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2010, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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

The following risks have been deemed appropriate for inclusion subsequent to our Annual Report on Form 10-K for the year ended December 31, 2009:

Downgrades in our credit ratings could increase our borrowing costs or reduce our access to funding sources in the credit and capital markets.

We have a significant amount of debt outstanding, consisting mostly of unsecured debt. We are currently assigned corporate credit ratings from Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Group (“S&P”) based on their evaluation of our creditworthiness. These agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. In January 2010, S&P downgraded our credit rating. All of our debt ratings remain investment grade, but in light of the difficulties continuing to confront the economy generally, including, among others, the weak global economic conditions, credit market disruptions, and the severe stress on commercial real estate markets, there can be no assurance that we will not be further downgraded or that any of our ratings will remain investment grade. If our credit ratings are further downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement.

Further credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

We are exposed to the potential impacts of future climate change and climate-change related risks

We are exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms and/or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.

We do not currently consider that we are exposed to regulatory risk related to climate change. However, we may be adversely impacted as a real estate developer in the future by stricter energy efficiency standards for buildings.

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended June 30, 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April	5,454	$12.73	5,454
May	6,511	$12.85	6,511
June	4,952	$12.16	4,952

Total	16,917	$12.61	16,917

(1)	All 16,917 shares repurchased represent common shares of the General Partner repurchased under its Employee Stock Purchase Plan.

Item 3.	Defaults upon Senior Securities

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

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

4.1	Seventh Supplemental Indenture, dated as of April 1, 2010, by and between Duke Realty Limited Partnership and the Bank of New York Mellon Trust Company, N.A., including the form of global note evidencing the 6.75% Senior Notes Due 2020 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K as filed with the SEC on April 1, 2010, File No. 000-20625, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, File No. 000-20625, and incorporated herein by this reference).

10.2	2010 Amendment to the Duke Realty Corporation Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2010, File No. 001-09044, and incorporated herein by this reference). #

10.3	Amendment Eleven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2010, File No. 001-09044, and incorporated herein by this reference). #

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.**

#	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 7 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: August 13, 2010	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and
Chief Accounting Officer of the General Partner