Form 10-Q
period 2010-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2010-11-12
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2010
Common Units, $.01 par value per unit	257,413,860 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$1,220,592	$1,106,016
Buildings and tenant improvements	5,680,728	5,284,103
Construction in progress	86,930	103,298
Investments in and advances to unconsolidated companies	357,217	501,121
Undeveloped land	638,962	660,723

	7,984,429	7,655,261
Accumulated depreciation	(1,394,450)	(1,311,733)

Net real estate investments	6,589,979	6,343,528

Cash and cash equivalents	20,851	147,539
Accounts receivable, net of allowance of $2,465 and $3,198	26,040	20,604
Straight-line rent receivable, net of allowance of $8,448 and $6,929	138,604	131,934
Receivables on construction contracts, including retentions	19,611	18,755
Deferred financing costs, net of accumulated amortization of $43,583 and $37,577	46,450	54,486
Deferred leasing and other costs, net of accumulated amortization of $270,962 and $240,151	500,279	371,286
Escrow deposits and other assets	217,790	216,361

	$7,559,604	$7,304,493

LIABILITIES AND EQUITY

Indebtedness:
Secured debt	$1,069,348	$785,797
Unsecured notes	2,948,271	3,052,465
Unsecured lines of credit	97,980	15,770

	4,115,599	3,854,032
Construction payables and amounts due subcontractors, including retentions	38,197	43,147
Accrued real estate taxes	126,702	84,347
Accrued interest	36,067	62,971
Other accrued expenses	47,699	49,166
Other liabilities	130,509	198,906
Tenant security deposits and prepaid rents	40,819	44,258

Total liabilities	4,535,592	4,336,827

Partners’ equity:
General Partner:
Common equity (252,117 and 224,029 General Partner Units issued and outstanding)	2,078,156	1,918,329
Preferred equity (3,629 and 4,067 Preferred Units issued and outstanding)	907,275	1,016,625

	2,985,431	2,934,954
Limited Partners’ common equity (5,291 and 6,609 Limited Partner Units issued and outstanding)	35,263	31,192
Accumulated other comprehensive loss	(2,184)	(5,630)

Total partners’ equity	3,018,510	2,960,516
Noncontrolling interests	5,502	7,150

Total equity	3,024,012	2,967,666

	$7,559,604	$7,304,493

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Revenues:
Rental and related revenue	$238,920	$219,082	$674,413	$653,078
General contractor and service fee revenue	132,351	100,880	414,391	335,412

	371,271	319,962	1,088,804	988,490
Expenses:
Rental expenses	50,261	49,030	151,221	150,021
Real estate taxes	34,405	29,202	93,381	86,722
General contractor and other services expenses	124,653	96,241	392,433	319,352
Depreciation and amortization	97,323	85,880	261,748	248,870

	306,642	260,353	898,783	804,965

Other operating activities:
Equity in earnings of unconsolidated companies	580	2,364	7,525	7,353
Gain (loss) on sale of properties	(125)	—	6,917	—
Earnings from sales of land	—	—	—	357
Undeveloped land carrying costs	(2,359)	(2,601)	(7,152)	(7,646)
Impairment charges	(1,860)	(274,572)	(9,834)	(291,521)
Other operating expenses	(580)	(323)	(1,002)	(843)
General and administrative expense	(8,476)	(11,233)	(31,171)	(34,713)

	(12,820)	(286,365)	(34,717)	(327,013)

Operating income (loss)	51,809	(226,756)	155,304	(143,488)
Other income (expenses):
Interest and other income, net	149	796	504	924
Interest expense	(64,049)	(56,180)	(182,771)	(157,260)
Gain (loss) on debt transactions	(167)	(13,631)	(16,294)	20,880
Gain (loss) on business combinations, net	57,513	—	57,513	(999)

Income (loss) from continuing operations before income taxes	45,255	(295,771)	14,256	(279,943)
Income tax benefit (expense)	1,126	(7,947)	1,126	(2,053)

Income (loss) from continuing operations	46,381	(303,718)	15,382	(281,996)
Discontinued operations:
Income (loss) before impairment charges and gain on sales	(473)	(160)	(322)	1,211
Impairment charges	—	(10,273)	—	(11,045)
Gain on sale of depreciable properties	11,527	—	24,383	5,168

Income (loss) from discontinued operations	11,054	(10,433)	24,061	(4,666)
Net income (loss)	57,435	(314,151)	39,443	(286,662)
Distributions on Preferred Units	(16,726)	(18,363)	(53,452)	(55,089)
Adjustments for repurchase of Preferred Units	(5,652)	—	(10,144)	—
Net (income) loss attributable to noncontrolling interests	48	86	(58)	173

Net income (loss) attributable to common unitholders	$35,105	$(332,428)	$(24,211)	$(341,578)

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.09	$(1.40)	$(0.21)	$(1.69)
Discontinued operations attributable to common unitholders	0.04	(0.04)	0.10	(0.02)

Total	$0.13	$(1.44)	$(0.11)	$(1.71)

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.09	$(1.40)	$(0.21)	$(1.69)
Discontinued operations attributable to common unitholders	0.04	(0.04)	0.10	(0.02)

Total	$0.13	$(1.44)	$(0.11)	$(1.71)

Weighted average number of Common Units outstanding	257,383	230,599	240,640	200,232

Weighted average number of Common Units and potential dilutive securities	257,383	230,599	240,640	200,232

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30,

(in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$39,443	$(286,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	201,352	200,370
Amortization of deferred leasing and other costs	62,734	54,303
Amortization of deferred financing costs	10,492	10,134
Straight-line rent adjustment	(12,252)	(17,166)
Impairment charges	9,834	302,566
(Gain) loss on debt extinguishment	16,294	(20,880)
(Gain) loss on business combinations, net	(57,815)	999
Earnings from land and depreciated property sales	(31,300)	(5,525)
Build-for-Sale operations, net	—	14,080
Third-party construction contracts, net	(16,872)	2,482
Other accrued revenues and expenses, net	12,961	40,634
Operating distributions received in excess of equity in earnings from unconsolidated companies	7,649	8,973

Net cash provided by operating activities	242,520	304,308

Cash flows from investing activities:
Development of real estate investments	(82,372)	(219,346)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(260,877)	(16,591)
Acquisition of undeveloped land	(13,384)	(5,474)
Second generation tenant improvements, leasing costs and building improvements	(63,361)	(55,976)
Other deferred leasing costs	(26,060)	(16,114)
Other assets	(16,847)	(1,622)
Proceeds from land and depreciated property sales, net	200,445	113,072
Capital distributions from unconsolidated companies	3,897	—
Capital contributions and advances to unconsolidated companies, net	(48,410)	(17,542)

Net cash used for investing activities	(306,969)	(219,593)

Cash flows from financing activities:
Contributions from the General Partner	298,066	551,594
Payments for repurchases of Preferred Units	(115,849)	—
Proceeds from unsecured debt issuance	250,000	500,000
Payments on and repurchases of unsecured debt	(392,181)	(624,875)
Proceeds from secured debt financings	3,987	285,339
Payments on secured indebtedness including principal amortization	(8,814)	(8,823)
Borrowings (payments) on lines of credit, net	82,210	(468,360)
Distributions to common unitholders	(122,307)	(117,128)
Distributions to preferred unitholders	(53,452)	(55,089)
Contributions from (distributions to) noncontrolling interests, net	(1,706)	3,443
Deferred financing costs	(2,193)	(17,110)

Net cash provided by (used for) financing activities	(62,239)	48,991

Net increase (decrease) in cash and cash equivalents	(126,688)	133,706
Cash and cash equivalents at beginning of period	147,539	22,285

Cash and cash equivalents at end of period	$20,851	$155,991

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$332,982	$—

Contribution of properties to unconsolidated companies	$7,002	$8,054

Consolidation of previously unconsolidated companies	$520,202	$206,852

Conversion of Limited Partner Units to common shares of the General Partner	$(7,829)	$626

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the nine months ended September 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity

	Common Equity	Preferred Equity
Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666
Comprehensive income (loss):
Net income (loss)	(13,447)	53,452	(620)	—	39,385	58	39,443
Derivative instrument activity	—	—	—	3,446	3,446	—	3,446

Comprehensive income					42,831	58	42,889
Conversion of Limited Partner Units to common shares of the General Partner	(7,829)	—	7,829	—	—	—	—
Capital Contribution from the General Partner	298,066	—	—	—	298,066	—	298,066
Repurchase of Preferred Units	(6,499)	(109,350)			(115,849)		(115,849)
Stock based compensation plan activity	8,705	—	—	—	8,705	—	8,705
Distributions to Preferred Unitholders	—	(53,452)	—	—	(53,452)	—	(53,452)
Distributions to Partners ($.51 per Common Unit)	(119,169)	—	(3,138)	—	(122,307)	—	(122,307)
Distributions to noncontrolling interests	—	—	—	—	—	(1,706)	(1,706)

Balance at September 30, 2010	$2,078,156	$907,275	$35,263	$(2,184)	$3,018,510	$5,502	$3,024,012

Common Units outstanding at September 30, 2010	252,117		5,291		257,408

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

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.9% of the common Partnership interests as of September 30, 2010 (“General Partner Units”). The remaining 2.1% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”). DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2009 have been reclassified to conform to the 2010 consolidated financial statement presentation.

3.	Variable Interest Entities

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

During the nine months ended September 30, 2010, events took place within two of our unconsolidated joint ventures that required us to re-evaluate our previous conclusions that these two joint ventures were not VIEs. The majority of the business activities of these joint ventures are financed with third-party debt, with joint and several guarantees provided by the joint venture partners. Based upon our determination that the fair value of the equity investment at risk was not sufficient, when considering the overall capital requirements of the joint ventures, we concluded that these two ventures now meet the applicable criteria to be considered VIEs.

These two joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling properties for a profit. All significant decisions for both joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous joint venture partner approval as well as, in certain cases, lender approval. In both joint ventures, unanimous joint venture partner approval requirements include entering into new leases, setting annual operating budgets, selling an underlying property, and incurring additional indebtedness. Because no single variable interest holder exercises control over the decisions that most significantly affect each venture’s economic performance, we determined that the equity method of accounting is still appropriate for these joint ventures.

We include the following balances related to these two joint ventures in our consolidated balance sheet as of September 30, 2010:

	Carrying Value		Maximum Loss Exposure
Investment in Unconsolidated Company	$28.1 million		$28.1 million
Guarantee Obligations (1)	($26.6 million	)	($61.6 million	)

(1)	We are party to joint and several guarantees of the third-party debt of both of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. In 2009, we recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures. Pursuant to an agreement with the lender, we may make member loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

4.	Significant Acquisitions

Acquisition of Remaining Interest in Dugan Realty, L.L.C.

On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.3 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.2 million. As the result of this transaction we obtained 100% of Dugan’s membership interests.

At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets. Dugan had a secured loan with a face value of $195.4 million due in October 2010, which was repaid at its scheduled maturity date, and a secured loan with a face value of $87.6 million due in October 2012 (see Note 5).

The following table summarizes our preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	502,457
Lease related intangible assets	107,155
Other assets	28,627

Total acquired assets	638,239

Secured debt	285,376
Other liabilities	20,279

Total assumed liabilities	305,655

Fair value of acquired net assets (represents 100% interest)	332,584

We previously managed and performed other ancillary services for Dugan’s properties and, as a result, Dugan had no employees of its own and no separately recognizable brand identity. As such, we have determined that the consideration paid to the seller, plus the fair value of the incremental share of the assumed liabilities, represented the fair value of the additional interest in Dugan that we acquired, and that no goodwill or other non-real estate related intangible assets were required to be recognized through the transaction. Accordingly, we also determined that the fair value of the acquired ownership interest in Dugan equaled the fair value of our existing ownership interest.

In conjunction with acquiring our partner’s ownership interest in Dugan, we derecognized a $50.0 million liability related to a put option held by our partners. Our gain on acquisition was calculated as follows (in thousands):

Fair value of existing interest (represents 50% interest)	166,292

Less:
Carrying value of investment in Dugan	158,477
Put option liability derecognized	(50,000)

108,477

Gain on acquisition	57,815

Since the acquisition date, Dugan’s results of operations have been included in continuing operations in our consolidated financial statements. Due to our existing ownership interest in Dugan, the inclusion of its results of operations did not have a material effect on our operating income.

Other Acquisitions

We also acquired six properties during the nine months ended September 30, 2010. These acquisitions consisted of two suburban office properties and two bulk industrial properties in South Florida, one bulk industrial property in Phoenix, Arizona, and one bulk industrial property in Columbus, Ohio.

The following table summarizes our preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	134,188
Lease related intangible assets	50,740
Other assets	559

Total acquired assets	185,487

Secured and unsecured debt	27,028
Other liabilities	1,503

Total assumed liabilities	28,531

Fair value of acquired net assets	156,956

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in these estimates are summarized as follows:

	Dugan	Other Acquisitions
Discount rate	10.2% - 12.5%	10.0% - 10.2%
Exit capitalization rate	8.8% - 10.5%	7.8% - 8.9%
Lease up period	18 - 36 months	12 - 24 months
Rental rate per square foot	$3.07 average	$2.90-$3.00 - industrial
$19.00 - office

Acquisition-Related Transaction Costs

The gain on acquisition, in our consolidated Statements of Operations, for the period ended September 30, 2010 is presented net of $302,000 of transaction costs.

5.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2010 (in thousands):

	Book Value at 12/31/09	Book Value at 9/30/10	Fair Value at 12/31/09	Total Realized Losses/(Gains)	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 9/30/10
Fixed rate secured debt	$766,299	$1,046,612	$770,255	$—	$290,051	$—	$44,883	$1,105,189
Variable rate secured debt	19,498	22,736	14,419	—	3,987	—	4,330	22,736
Fixed rate unsecured notes	3,052,465	2,948,271	3,042,230	12,317	272,352	(379,726)	227,427	3,174,600
Unsecured lines of credit	15,770	97,980	14,714	—	102,210	(20,000)	1,100	98,024

Total	$3,854,032	$4,115,599	$3,841,618	$12,317	$668,600	$(399,726)	$277,740	$4,400,549

Fixed Rate Secured Debt

We utilized a discounted cash flow methodology in order to determine the fair value of our fixed rate secured debt as it is not actively traded in any marketplace. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate, which is the most significant, and only, input to the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.80% to 6.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, as defined.

On July 1, 2010, we assumed two non-recourse secured loans associated with the acquisition of Dugan, which had acquisition-date fair values of $196.6 million and $88.8 million, respectively. The loans mature in October 2010 and October 2012, respectively, and bear interest at rates of 7.52% and 5.92%. Both loans have an effective interest rate of 5.25%.

Fixed Rate Unsecured Debt

In January 2010, we repaid $99.8 million of corporate unsecured debt, which had an effective interest rate of 5.37%, at its scheduled maturity date. During the nine-month period ended September 30, 2010, we also repurchased a portion of various series of our senior unsecured notes for $292.2 million. The total face value of these repurchases was $279.9 million. We recognized a loss of $16.3 million on the repurchases after writing off applicable issuance costs and other accounting adjustments.

On April 1, 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature on March 15, 2020.

In conjunction with one of our acquisitions during the nine-month period ended September 30, 2010, we assumed a $22.4 million unsecured loan that matures in June 2020 and bears interest at an effective rate of 6.26%. This loan was originated less than one year prior to the acquisition and we concluded that the loan’s fair value equaled its face value.

We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any observable inputs would be more preferable indicators of fair value to the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 119.00% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2010.

Unsecured Lines of Credit

Our unsecured lines of credit as of September 30, 2010 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2010
Unsecured Line of Credit - Partnership	$850,000	February 2013	$81,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$16,980

The Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of LIBOR plus 2.75% (equal to 3.0% for borrowings as of September 30, 2010), and a maturity date of February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion.

This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of September 30, 2010, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.1% for outstanding borrowings as of September 30, 2010). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 2.9% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs, as defined.

6.	Partners’ Equity

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were contributed to us in exchange for additional General Partner Units and were used for acquisitions, general corporate purposes and repurchases of preferred shares and fixed rate unsecured debt.

In the first nine months of 2010, the General Partner repurchased 4.4 million shares of its 8.375% Series O Cumulative Redeemable Preferred Shares. The preferred shares that the General Partner repurchased had a total face value of approximately $109.4 million, and were repurchased for $115.8 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. An adjustment of approximately $10.1 million, which included a ratable portion of issuance costs, was included in the net loss attributable to common unitholders.

7.	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2010 and 2009, respectively, we earned management fees of $5.9 million and $6.2 million, leasing fees of $2.1 million and $2.9 million and construction and development fees of $6.7 million and $8.6 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common unitholders	$35,105	$(332,428)	$(24,211)	$(341,578)
Less: Distributions on share-based awards expected to vest	(694)	(391)	(1,699)	(1,366)

Basic and diluted net income (loss) attributable to common unitholders	$34,411	$(332,819)	$(25,910)	$(342,944)

Weighted average number of Common Units outstanding	257,383	230,599	240,640	200,232
Other potential dilutive units (1)	—	—	—	—

Weighted average number of Common Units and potential dilutive securities	257,383	230,599	240,640	200,232

(1)	Excludes (in thousands of units) 4,400 and 4,431 of anti-dilutive potential units for the three and nine months ended September 30, 2010, respectively, and 7,692 and 7,810 of anti-dilutive potential units for the three and nine months ended September 30, 2009, respectively, related to stock-based compensation plans. Also excludes (in thousands of units) the 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) that have 3,474 and 4,045 of anti-dilutive potential units for the three and nine months ended September 30, 2010, respectively, and 7,326 and 9,192 of anti-dilutive potential units for the three and nine months ended September 30, 2009, respectively.

9.	Segment Reporting

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

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated basic FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental Operations:
Office	$134,661	$138,887	$402,072	$415,936
Industrial	84,606	63,098	213,890	192,337
Non-reportable Rental Operations segments	16,495	14,532	49,453	35,487
General contractor and service fee revenue	132,351	100,880	414,391	335,412

Total Segment Revenues	368,113	317,397	1,079,806	979,172
Other Revenue	3,158	2,565	8,998	9,318

Consolidated Revenue from continuing operations	371,271	319,962	1,088,804	988,490
Discontinued Operations	764	4,931	6,352	18,917

Consolidated Revenue	$372,035	$324,893	$1,095,156	$1,007,407

Reconciliation of Consolidated Basic Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$78,004	$82,307	$231,390	$243,260
Industrial	62,969	48,214	159,263	145,436
Non-reportable Rental Operations segments	10,729	9,460	32,884	22,691
Service Operations	7,698	4,639	21,958	16,060

	159,400	144,620	445,495	427,447
Non-Segment Items:
Interest expense	(64,049)	(56,180)	(182,771)	(157,260)
Impairment charges	(1,860)	(274,572)	(9,834)	(291,521)
Interest and other income	149	796	504	924
Other operating expenses	(580)	(323)	(1,002)	(843)
General and administrative expenses	(8,476)	(11,233)	(31,171)	(34,713)
Gain on land sales	—	—	—	357
Undeveloped land carrying costs	(2,359)	(2,601)	(7,152)	(7,646)
Gain (loss) on debt transactions	(167)	(13,631)	(16,294)	20,880
Gain (loss) on business combinations, net	57,513	—	57,513	(999)
Income tax benefit (expense)	1,126	(7,947)	1,126	(2,053)
Other non-segment income	2,552	869	6,274	4,948
Net (income) loss attributable to noncontrolling interests	48	86	(58)	173
Joint venture items	7,916	10,907	32,488	35,366
Distributions on Preferred Units	(16,726)	(18,363)	(53,452)	(55,089)
Adjustments for repurchase of Preferred Units	(5,652)	—	(10,144)	—
Discontinued operations	117	(8,666)	2,016	(4,031)

Consolidated basic FFO attributable to common unitholders	128,952	(236,238)	233,538	(64,060)
Depreciation and amortization on continuing operations	(97,323)	(85,880)	(261,748)	(248,870)
Depreciation and amortization on discontinued operations	(590)	(1,767)	(2,338)	(5,803)
Partnership’s share of joint venture adjustments	(7,336)	(8,543)	(27,271)	(28,013)
Earnings from depreciated property sales on continuing operations	(125)	—	6,917	—
Earnings from depreciated property sales on discontinued operations	11,527	—	24,383	5,168
Earnings from depreciated property sales - share of joint venture	—	—	2,308	—

Net income (loss) attributable to common unitholders	$35,105	$(332,428)	$(24,211)	$(341,578)

10.	Discontinued Operations

The operations of 23 buildings are currently classified as discontinued operations for the nine-month periods ended September 30, 2010 and September 30, 2009. These 23 buildings consist of 15 office, six industrial, and two retail properties. Of these properties, 17 were sold during the first nine months of 2010, five were sold during 2009 and one property, which is immaterial, is classified as held-for-sale as of September 30, 2010.

We allocate interest expense to discontinued operations and have included such interest expense in computing income (loss) from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$764	$4,931	$6,352	$18,917
Operating expenses	(296)	(1,785)	(2,151)	(6,720)
Depreciation and amortization	(590)	(1,767)	(2,338)	(5,803)

Operating income (loss)	(122)	1,379	1,863	6,394
Interest expense	(351)	(1,539)	(2,185)	(5,183)

Income (loss) before impairment charges and gain on sales	(473)	(160)	(322)	1,211
Impairment charges	—	(10,273)	—	(11,045)
Gain on sale of depreciable properties	11,527	—	24,383	5,168

Income (loss) from discontinued operations	$11,054	$(10,433)	$24,061	$(4,666)

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

11.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on October 27, 2010:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	November 16, 2010	November 30, 2010
Preferred (per depositary unit):
Series J	$0.414063	November 16, 2010	November 30, 2010
Series K	$0.406250	November 16, 2010	November 30, 2010
Series L	$0.412500	November 16, 2010	November 30, 2010
Series M	$0.434375	December 17, 2010	December 31, 2010
Series N	$0.453125	December 17, 2010	December 31, 2010
Series O	$0.523438	December 17, 2010	December 31, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. The terms “we”, “us” and “our” refer to Duke Realty Limited Partnership (the “Partnership”) and those entities owned or controlled by the Partnership.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Report”), including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements.

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

•	The General Partner’s continued qualification as a real estate investment trust, or “REIT,” for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential increases in real estate construction costs;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner’s stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Our ability to be flexible in the development and operations of joint venture properties;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Our ability to retain our current credit ratings;

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

As of September 30, 2010, we:

•

Owned or jointly controlled 747 industrial, office, medical office and other properties, of which 741 properties with more than 133.0 million square feet are in service and six properties with approximately 3.5 million square feet are under development. The 741 in-service properties consist of 633 consolidated properties with approximately 111.0 million square feet and 108 jointly controlled properties with approximately 22.1 million square feet. The six properties under development consist of four consolidated properties with approximately 2.6 million square feet and two jointly controlled properties with more than 928,000 square feet.

•	Owned, including through ownership interest in unconsolidated joint ventures, approximately 4,900 acres of land and controlled more than 1,600 acres through purchase options.

On July 1, 2010, we purchased our joint venture partner’s 50% ownership interest in Dugan Realty, L.L.C. (“Dugan”). We previously accounted for our ownership interest in Dugan using the equity method. As the result of the acquisition, we consolidated 106 properties that had previously been jointly controlled.

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

Key Performance Indicators

Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of September 30, 2010 and 2009, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2010	2009	2010	2009	2010	2009
Industrial	77,495	56,844	69.8%	62.3%	91.2%	87.8%
Office	30,734	31,658	27.7%	34.6%	85.8%	85.5%
Other (Medical Office and Retail)	2,725	2,802	2.5%	3.1%	83.8%	84.5%

Total	110,954	91,304	100.0%	100.0%	89.5%	86.9%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of September 30, 2010. The table indicates square footage and annualized net effective rents (based on September 2010 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2010	2,549	$14,549	2%	1,996	$7,812	545	$6,609	8	$128
2011	11,954	67,321	11%	9,323	34,520	2,594	32,329	37	472
2012	9,280	65,942	10%	6,191	25,742	3,024	39,042	65	1,158
2013	13,753	94,191	14%	9,631	36,317	4,072	56,869	50	1,005
2014	11,204	70,103	10%	8,200	30,112	2,841	37,198	163	2,793
2015	11,733	70,158	10%	8,855	32,801	2,853	36,807	25	550
2016	8,485	50,272	7%	6,401	23,292	2,001	25,088	83	1,892
2017	6,450	44,210	7%	4,774	18,359	1,378	19,495	298	6,356
2018	5,335	50,925	8%	2,985	11,576	1,776	25,956	574	13,393
2019	3,603	40,318	6%	1,523	6,315	1,808	27,230	272	6,773
2020 and Thereafter	15,007	110,274	15%	10,817	41,376	3,482	52,974	708	15,924

Total Leased	99,353	$678,263	100%	70,696	$268,222	26,374	$359,597	2,283	$50,444

Total Portfolio Square Feet	110,954			77,495		30,734		2,725

Percent Occupied	89.5%			91.2%		85.8%		83.8%

Within our consolidated properties, we renewed 75.8% and 80.5% of our leases up for renewal in the three and nine months ended September 30, 2010, totaling approximately 2.7 million and 7.5 million square feet, respectively. This compares to renewals of 86.0% and 81.9% for the three and nine months ended September 30, 2009, which totaled approximately 3.2 million and 6.3 million square feet, respectively. There was a 2.62% and 4.44% decline, respectively, in average contractual rents on these renewals in the three and nine months ended September 30, 2010, respectively.

The average term of renewals for the three and nine months ended September 30, 2010 was 5.4 and 6.0 years, respectively, compared to 5.1 and 4.9 years for the three and nine months ended September 30, 2009, respectively.

Acquisitions: On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan, a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.3 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.2 million. At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets. The total acquisition date fair value of Dugan’s assets was $638.2 million and we also assumed liabilities, including secured debt, having a total fair value of $305.7 million.

For the nine months ended September 30, 2010, we also acquired six properties for a total purchase price of $185.5 million. These acquisitions consisted of two suburban office properties and two bulk industrial properties in South Florida, one bulk industrial property in Phoenix, Arizona, and one bulk industrial property in Columbus, Ohio.

For the nine months ended September 30, 2009, we acquired $17.0 million of income producing properties that consisted of two bulk industrial properties in Savannah, Georgia.

In the first nine months of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties for $42.3 million. We contributed $8.6 million to the joint venture for our share of the acquisition.

Recent and Future Development: We had 3.5 million square feet of property under development with total estimated costs upon completion of $356.1 million at September 30, 2010 compared to 2.9 million square feet with total costs of $722.2 million at September 30, 2009. The overall decrease in properties under development is the result of placing projects in service while limiting new developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of September 30, 2010 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	2,578	99%	$153,439	$69,552	$83,887
Joint venture properties	928	96%	202,694	102,568	100,126

Total	3,506	98%	$356,133	$172,120	$184,013

Dispositions: Gross sales proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $210.3 million and $149.1 million for the nine months ended September 30, 2010 and 2009, respectively. Proceeds include $28.2 million and $33.0 million for the nine months ended September 30, 2010 and 2009, respectively, from the sale of three buildings in each period to a joint venture in which we have a 20% equity interest. Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $4.7 million for the nine months ended September 30, 2010. We had no such dispositions in the same period in 2009.

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

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated basic FFO attributable to common unitholders for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common unitholders	$35,105	$(332,428)	$(24,211)	$(341,578)
Adjustments:
Depreciation and amortization	97,913	87,647	264,086	254,673
Partnership’s share of joint venture depreciation and amortization	7,336	8,543	27,271	28,013
Earnings from depreciable property sales - wholly owned	(11,402)	—	(31,300)	(5,168)
Earnings from depreciable property sales - share of joint venture	—	—	(2,308)	—

Consolidated basic Funds From Operations attributable to common unitholders	$128,952	$(236,238)	$233,538	$(64,060)

Results of Operations

A summary of our operating results and property statistics for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and related revenue	$238,920	$219,082	$674,413	$653,078
General contractor and service fee revenue	132,351	100,880	414,391	335,412
Operating income (loss)	51,809	(226,756)	155,304	(143,488)
Net income (loss) attributable to common unitholders	35,105	(332,428)	(24,211)	(341,578)
Weighted average Common Units outstanding	257,383	230,599	240,640	200,232
Weighted average Common Units and potential dilutive securities	257,383	230,599	240,640	200,232
Basic income (loss) per Common Unit:
Continuing operations	$0.09	$(1.40)	$(0.21)	$(1.69)
Discontinued operations	$0.04	$(0.04)	$0.10	$(0.02)
Diluted income (loss) per Common Unit:
Continuing operations	$0.09	$(1.40)	$(0.21)	$(1.69)
Discontinued operations	$0.04	$(0.04)	$0.10	$(0.02)
Number of in-service consolidated properties at end of period	633	544	633	544
In-service consolidated square footage at end of period	110,954	91,304	110,954	91,304
Number of in-service joint venture properties at end of period	108	207	108	207
In-service joint venture square footage at end of period	22,085	41,637	22,085	41,637

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $219.1 million for the quarter ended September 30, 2009 to $238.9 million for the same period in 2010. The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$134,661	$138,887
Industrial	84,606	63,098
Non-reportable segments	19,653	17,097

Total	$238,920	$219,082

The following factors contributed to these results:

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $19.1 million in rental and related revenue in the third quarter of 2010.

•

We acquired or consolidated an additional eleven properties and placed 18 developments in service from January 1, 2009 to September 30, 2010, which provided incremental revenues of $6.3 million in the third quarter of 2010, as compared to the same period in 2009.

•

We contributed eight properties to an unconsolidated joint venture during 2009 and the first quarter of 2010, which resulted in a $2.8 million reduction in rental and related revenue for the three months ended September 30, 2010, as compared to the same period in 2009.

•

We sold seven properties in 2009 and the first nine months of 2010 that were excluded from discontinued operations as a result of continuing involvement in these properties through management agreements. These dispositions resulted in a decrease in rental and related revenue from continuing operations of $1.4 million for the three months ended September 30, 2010, as compared to the same period in 2009.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$37,804	$37,924
Industrial	7,968	5,991
Non-reportable segments	4,489	5,115

Total	$50,261	$49,030

Real Estate Taxes:
Office	$18,853	$18,656
Industrial	13,669	8,893
Non-reportable segments	1,883	1,653

Total	$34,405	$29,202

Overall, rental expenses increased by $1.2 million in the third quarter of 2010, compared to the same period in 2009. The consolidation of the 106 industrial buildings in Dugan resulted in a $1.8 million increase in rental expenses in the third quarter of 2010. There were also incremental costs of $1.2 million associated with the additional eleven properties acquired or consolidated and 18 developments placed in service, which was partially offset by a decrease of approximately $834,000 related to 15 properties that were sold in 2009 and the first nine months of 2010, but did not meet the criteria for classification as discontinued operations.

Overall, real estate taxes increased by approximately $5.2 million in the third quarter of 2010, compared to the same period in 2009. The primary reason for this increase is the consolidation of the 106 industrial buildings in Dugan, which resulted in incremental real estate taxes of $3.7 million. Additional increases were driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$132,351	$100,880
General contractor and other services expenses	(124,653)	(96,241)

Total	$7,698	$4,639

Service Operations primarily consist of the leasing, management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The increase in earnings from Service Operations was largely driven by increased third-party construction activity in the third quarter of 2010 as compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from $85.9 million during the third quarter of 2009 to $97.3 million for the same period in 2010 primarily due to depreciation related to additions to our asset base from properties acquired, consolidated or placed in service during 2009 and 2010.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings decreased from $2.4 million in the three months ended September 30, 2009 to $580,000 for the same period in 2010. The decrease in equity in earnings was largely due to consolidating 106 properties upon the acquisition of our partner’s 50% interest in Dugan July 1, 2010. These properties were previously accounted for using the equity method.

Impairment Charges

The decrease in impairment charges from $274.6 million in the third quarter of 2009 to $1.9 million in the third quarter of 2010 is primarily due to the following activity:

•

In the third quarter of 2010, we recorded an impairment charge of $1.9 million on a parcel of land. This parcel was previously intended to be held for development but, in the third quarter of 2010, as the result of an unplanned disposition opportunity, we determined it probable that the land would be sold at a loss prior to the end of 2010.

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

•

An impairment charge of $70.7 million was recognized in the third quarter of 2009 for 25 office, industrial and retail buildings. An impairment analysis of certain of our buildings was triggered either as the result of a change in management’s strategy or changes in market conditions. Four of these properties met the criteria for classification within discontinued operations upon their subsequent sale and the $10.3 million of impairment charges related to these properties is accordingly reflected in discontinued operations.

•

In the third quarter of 2009, as the result of declines in rental rates and projected increases in capital costs, we analyzed our investment in an unconsolidated joint venture (the “3630 Peachtree joint venture”) whose sole activity is the development, operation and ultimate sale of the office portion of a multi-use high-rise property in the Buckhead sub-market of Atlanta, Georgia. We determined, as the result of this analysis, that it was probable that we would not recover our investment. We recognized an impairment charge to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of the other-than-temporary decline in value. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner would be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our obligations stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million for our probable future obligation to the lender.

•

We recognized $31.5 million of impairment charges on other real estate related assets during the third quarter of 2009. These impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

General and Administrative Expense

General and administrative expenses decreased from $11.2 million for the third quarter of 2009 to $8.5 million for the same period in 2010. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The decrease in general and administrative costs is largely the result of higher absorption of overhead costs by development and leasing activities in 2010, due to increased leasing and construction volume in the third quarter of 2010 as compared to the same period in 2009.

Interest Expense

Interest expense increased from $56.2 million in the third quarter of 2009 to $64.0 million in the third quarter of 2010. A $3.7 million decrease in the capitalization of interest costs, which was the result of ceasing interest capitalization on properties that have been placed in service, contributed to the increase in interest expense as did $3.7 million of incremental interest expense related to secured debt assumed upon the acquisition of Dugan that took place on July 1, 2010.

Gain (Loss) on Debt Transactions

During the third quarter of 2010, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011. In total, we paid $4.2 million for unsecured notes that had a face value of $4.2 million, recognizing a net loss on extinguishment of approximately $167,000 after considering the write-off of applicable issuance costs and other accounting adjustments.

During the third quarter of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”). In total, we paid $350.9 million for unsecured notes that had a face value of $351.9 million, recognizing a net loss on extinguishment of approximately $7.1 million after considering the write-off of applicable issuance costs and other accounting adjustments. In addition to these losses, we recognized $6.6 million of expense in the third quarter of 2009 for the write-off of fees paid for a pending secured financing that was cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax expense of $7.9 million for the three months ended September 30, 2009, compared to an income tax benefit of $1.1 million for the same period in 2010. We recorded a full valuation allowance in the amount of $12.3 million against our deferred tax assets as of September 30, 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. A revision in strategy during the three-month period ended September 30, 2009, whereby we determined that we would indefinitely discontinue the development of Build-for-Sale properties, necessitated the revision of our taxable income projections.

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

The operations of 23 buildings are classified as discontinued operations for the three months ended September 30, 2010 and September 30, 2009. These 23 buildings consist of 15 office, six industrial, and two retail properties. As a result, we classified losses, before impairment charges and gain on sales, of $473,000 and $160,000 in discontinued operations for the three months ended September 30, 2010 and 2009, respectively.

Of these properties, six were sold during the third quarter of 2010. The gains on disposal of $11.5 million for the three months ended September 30, 2010 are reported in discontinued operations. Discontinued operations also includes impairment charges of $10.3 million recognized in the three months ended September 30, 2009 on four properties that were sold in 2010.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Rental and Related Revenue

Overall, rental and related revenue from continuing operations increased from $653.1 million for the nine months ended September 30, 2009 to $674.4 million for the same period in 2010. The following table sets forth rental and related revenue from continuing operations by reportable segment for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$402,072	$415,936
Industrial	213,890	192,337
Non-reportable segments	58,451	44,805

Total	$674,413	$653,078

The following factors contributed to these results:

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $19.1 million in rental and related revenue in the third quarter of 2010.

•

We acquired or consolidated an additional eleven properties and placed 18 developments in service from January 1, 2009 to September 30, 2010, which provided incremental revenues of $22.0 million in the nine months ended September 30, 2010, as compared to the same period in 2009.

•

We contributed eight properties to an unconsolidated joint venture in 2009 and the first quarter of 2010, resulting in an $8.0 million reduction in rental and related revenue for the nine months ended September 30, 2010, as compared to the same period in 2009.

•

We sold seven properties in 2009 and the first nine months of 2010 that were excluded from discontinued operations as a result of continuing involvement in these properties through management agreements. These dispositions resulted in a decrease in rental and related revenue from continuing operations of $6.0 million for the three months ended September 30, 2010, as compared to the same period in 2009.

•

Average occupancy for the nine-month period ended September 30, 2010 decreased for our office properties, while increasing for our industrial properties, when compared to the corresponding nine-month period in 2009. These changes in occupancy resulted in a net decrease to rental and related revenues which partially offset the increases generated from acquisitions and developments placed in service.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$114,850	$116,421
Industrial	22,467	20,308
Non-reportable segments	13,904	13,292

Total	$151,221	$150,021

Real Estate Taxes:
Office	$55,832	$56,255
Industrial	32,160	26,593
Non-reportable segments	5,389	3,874

Total	$93,381	$86,722

Overall, rental expenses increased by $1.2 million in the first nine months of 2010, compared to the same period in 2009. The consolidation of the 106 industrial buildings in Dugan resulted in a $1.8 million increase in rental expenses in the third quarter of 2010. There were also incremental costs of $4.0 million associated with the additional eleven properties acquired or consolidated and 18 developments placed in service, which was partially offset by a decrease of approximately $2.4 million related to 15 properties that were sold in 2009 and the first nine months of 2010, but did not meet the criteria for classification as discontinued operations.

Overall, real estate taxes increased by $6.7 million in the first nine months of 2010, compared to the same period in 2009. The primary reason for this increase is the consolidation of the 106 industrial buildings in Dugan, which resulted in incremental real estate taxes of $3.7 million. Additional increases were driven by increases in taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$414,391	$335,412
General contractor and other services expenses	(392,433)	(319,352)

Total	$21,958	$16,060

The increase in earnings from Service Operations was largely driven by increased third-party construction activity in the nine-month period ended September 30, 2010 as compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from $248.9 million during the first nine months of 2009 to $261.7 million for the same period in 2010 primarily due to depreciation related to additions to our asset base from properties acquired, consolidated or placed in service during 2009 and 2010, slightly offset by a reduction in depreciation resulting from properties sold during that same period that did not meet the criteria for classification within discontinued operations.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $7.4 million in the nine months ended September 30, 2009 to $7.5 million for the same period in 2010. Although the July 1, 2010 consolidation of 106 properties in Dugan that were previously accounted for using the equity method resulted in a decrease in equity in earnings, we also sold our 20% interest in one of our unconsolidated joint ventures in the first nine months of 2010, which resulted in a $1.7 million gain.

Gain on Sale of Properties

We sold eight properties during the nine months ended September 30, 2010, recognizing total gains on sale of $6.9 million. As the result of varying forms of continuing involvement after sale, these properties did not meet the criteria for inclusion in discontinued operations.

Impairment Charges

The decrease in impairment charges from $291.5 million in the nine months ended September 30, 2009 to $9.8 million in the nine months ended September 30, 2010 is primarily due to the following activity:

•

In the nine-month period ended September 30, 2010, we sold 50 acres of land, which resulted in an impairment charge of $8.0 million. We had not previously identified or actively marketed this land for disposition. Additionally, we recorded a $1.9 million impairment charge on one additional parcel of land that was previously intended to be held for development but, as the result of an unplanned disposition opportunity, was subsequently determined to be probable of selling at a loss prior to the end of 2010.

•

In the nine-month period ended September 30, 2009, as the result of an overall refinement of our business strategy, the decision was made to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding it for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land was impaired. We recognized $136.6 million of impairment charges on land during the nine months ended September 30, 2009, primarily as the result of writing down to fair value the land that was identified for disposition and determined to be impaired.

•

Additionally, an impairment charge of $78.1 million was recognized during the nine-month period ended September 30, 2009 for 28 office, industrial and retail buildings. An impairment analysis of certain of our buildings was triggered either as the result of refinements to management’s strategy, resulting in certain buildings being identified as non-strategic, or changes in market conditions. Five of these properties met the criteria for classification within discontinued operations upon sale and the $11.0 million of impairment charges related to these properties is accordingly reflected in discontinued operations.

•

We recognized an impairment charge in the third quarter of 2009 to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of the other-than-temporary decline in value. As the result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our obligations stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million for our estimated future obligation to the lender.

•	In June 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture (the “Park Creek joint venture”).

•

We recognized $31.5 million of impairment charges on other real estate related assets during the nine months ended September 30, 2009. These impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

General and Administrative Expense

General and administrative expenses decreased from $34.7 million for the nine months ended September 30, 2009 to $31.2 million for the same period in 2010. Total overhead costs were approximately $8.0 million lower during the nine months ended September 30, 2010, largely as the result of severance and related costs that resulted from workforce reductions during 2009. The decrease in total overhead costs was partially offset by lower absorption of overhead costs by development and leasing activities, as the result of less volume in these areas during the nine-month period ended September 30, 2010, compared to the same period in 2009.

Interest Expense

Interest expense increased from $157.3 million in the first nine months of 2009 to $182.8 million in the first nine months of 2010. The increase was partially the result of an overall increase to interest cost due to a higher weighted average borrowing rate on our outstanding debt in the first nine months of 2010. A $10.9 million decrease in the capitalization of interest costs, which was the result of ceasing interest capitalization on properties that have been placed in service, contributed to the increase as did $3.7 million of incremental interest expense related to secured debt assumed upon the acquisition of Dugan.

Gain (Loss) on Debt Transactions

During the first nine months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million, recognizing a net loss on extinguishment of $16.3 million after considering the write-off of unamortized deferred financing costs and discounts.

During the first nine months of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during this period consisted of our Exchangeable Notes. In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of approximately $27.5 million after considering the write-off of applicable issuance costs and other accounting adjustments. Partially offsetting these gains, we recognized $6.6 million of expense in the nine months ended September 30, 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax expense of $2.1 million for the nine months ended September 30, 2009, compared to an income tax benefit of $1.1 million for the same period in 2010. We recorded a full valuation allowance in the amount of $12.3 million against our deferred tax assets as of September 30, 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. A revision in strategy during the three-month period ended September 30, 2009, whereby we determined that we would indefinitely discontinue the development of Build-for-Sale properties, necessitated the revision of our taxable income projections.

Discontinued Operations

The operations of 23 buildings are classified as discontinued operations for the nine months ended September 30, 2010 and September 30, 2009. These 23 buildings consist of 15 office, six industrial, and two retail properties. As a result, we classified income (loss), before impairment charges and gain on sales, of $(322,000) and $1.2 million in discontinued operations for the nine months ended September 30, 2010 and 2009, respectively.

Of these properties, 17 were sold during the first nine months of 2010 and three were sold during the first nine months of 2009. The $24.4 million and $5.2 million gains on disposal of these properties for the nine months ended September 30, 2010 and 2009, respectively, are also reported in discontinued operations. Additionally, impairment charges of $11.0 million were recognized, in the nine months ended September 30, 2009, on one property sold in June 2009 and four properties that were sold in 2010.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as the second generation capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have $758.7 million of borrowing capacity on the Partnership’s $850.0 million unsecured line of credit at September 30, 2010, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.

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

At September 30, 2010, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of September 30, 2010.

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were contributed to us in exchange for additional General Partner Units and were used for acquisitions, general corporate purposes and repurchases of preferred shares and fixed rate unsecured debt.

At September 30, 2010, the General Partner has a registration statement on file with the SEC that allows it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. No new shares have yet been issued under this registration statement.

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

We have a 20% equity interest in an unconsolidated joint venture that may acquire up to $800.0 million of our newly developed build-to-suit projects over the three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We received net proceeds of $334.1 million, through December 31, 2009, related to the joint venture’s acquisition of 12 of our properties. During the nine months ended September 30, 2010, the joint venture acquired three additional properties from us and we received net proceeds, commensurate to our joint venture partner’s ownership interest, of $28.1 million.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	accretive property investment;

•	second generation leasing/capital costs;

•	distributions to unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and Preferred Units; and

•	other contractual obligations.

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

One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Second generation tenant improvements	$30,003	$22,124
Second generation leasing costs	29,012	28,968
Building improvements	4,346	4,884

Totals	$63,361	$55,976

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first three quarters of 2010 and the General Partner’s board of directors declared distributions of $0.17 per Common Unit for the fourth quarter of 2010. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At September 30, 2010, the General Partner had six series of preferred stock outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at September 30, 2010 had a face value totaling $4.1 billion with a weighted average interest rate of 6.41% and matures at various dates through 2028. Of this total amount, we had $3.0 billion of unsecured notes, $98.0 million outstanding on our unsecured lines of credit and $1.1 billion of secured debt outstanding at September 30, 2010. Scheduled principal amortization, repurchases and maturities of such debt totaled $378.3 million for the nine months ended September 30, 2010.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2010 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
Remainder of 2010	$2,802	$195,861	$198,663	7.51%
2011	11,848	384,551	396,399	5.11%
2012	10,011	306,530	316,541	5.86%
2013	9,925	511,730	521,655	5.87%
2014	10,113	274,204	284,317	6.43%
2015	8,785	252,226	261,011	7.44%
2016	7,994	493,270	501,264	6.16%
2017	6,508	471,847	478,355	5.94%
2018	4,671	302,685	307,356	6.08%
2019	3,463	521,297	524,760	7.97%
2020	3,234	251,498	254,732	6.73%
Thereafter	21,205	50,000	71,205	6.80%

	$100,559	$4,015,699	$4,116,258	6.41%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

In conjunction with the acquisition of Dugan, we assumed secured debt having a total face value of $283.0 million. In October 2010, we repaid $195.4 million of this assumed debt at its scheduled maturity date.

Repurchases of Outstanding Debt and Preferred Units

During the first nine months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million.

In the first nine months of 2010, the General Partner repurchased 4.4 million shares of its 8.375% Series O Cumulative Redeemable Preferred Shares. In total, the General Partner paid $115.8 million for preferred shares that had a face value of $109.4 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

We will continue to evaluate opportunities to reduce our leverage and, in future periods, may repurchase additional debt prior to its scheduled maturity.

Historical Cash Flows

Cash and cash equivalents were $20.9 million and $156.0 million at September 30, 2010 and 2009, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided by Operating Activities	$242.5	$304.3
Net Cash Used for Investing Activities	$(307.0)	$(219.6)
Net Cash Provided by (Used for) Financing Activities	$(62.2)	$49.0

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the nine months ended September 30, 2010, cash provided by operating activities was $242.5 million compared to $304.3 million for the same period in 2009. The decrease in cash provided from operating activities is primarily a result of increased cash paid for interest, the timing of cash activity on third-party construction projects, as well as no further proceeds from the sale of buildings through our former Build-for-Sale program in the first nine months of 2010 as compared to the same period in 2009.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Real estate development costs decreased to $82.4 million for the nine-month period ended September 30, 2010 from $219.3 million for the same period in 2009, primarily as a result of a planned reduction in new development.

•	Sales of land and depreciated property provided $200.4 million in net proceeds for the nine-month period ended September 30, 2010 compared to $113.1 million for the same period in 2009.

•

During the first nine months of 2010, we paid cash of $260.9 million for real estate acquisitions and $13.4 million for undeveloped land acquisitions, compared to $16.6 million for real estate acquisitions and $5.5 million for undeveloped land acquisitions in the same period in 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first nine months of 2010 compared to the same period in 2009:

•

In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date. This compares to repayments of $124.0 million of corporate unsecured debt, which had an effective interest rate of 6.83% on its scheduled maturity date in February 2009.

•

In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at an effective rate of 6.75% and mature in March 2020. In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at an effective rate of 7.50% and $250.0 million of senior unsecured notes due in 2019 bearing interest at an effective rate of 8.38%.

•

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of $298.1 million. In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.9 million. The proceeds from both offerings were contributed to us in exchange for additional General Partner Units.

•

During the first nine months of 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million. Throughout the same period in 2009, we paid $500.9 million to repurchase notes with a face value of $542.9 million that were scheduled to mature in 2009 through 2011.

•

During the first nine months of 2010, the General Partner completed open market repurchases of approximately 4.4 million shares of its 8.375% Series O preferred stock. The General Partner paid $115.8 million to repurchase these shares, which had a face value of $109.4 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•

In February, March and July 2009, we received cash proceeds of $270.0 million from three 10-year secured debt financings that are secured by 32 existing rental properties. The secured debt bears interest at a weighted average rate of 7.7% and matures at various points in 2019.

•

We increased net borrowings on the Partnership’s $850.0 million unsecured line of credit by $81.0 million for the nine months ended September 30, 2010, compared to a decrease of $474.0 million for the same period in 2009.

Contractual Obligations

Aside from changes in long-term debt discussed above under “Repurchases of Outstanding Debt and Preferred Units”, there have not been material changes in our outstanding commitments since December 31, 2009 as previously discussed in our 2009 Annual Report on Form 10-K.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 5% and 7% of our total assets as of September 30, 2010 and December 31, 2009. Total assets of our unconsolidated subsidiaries were $2.0 billion and $2.6 billion as of September 30, 2010 and December 31, 2009, respectively. The combined revenues of our unconsolidated subsidiaries totaled $181.9 million and $192.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $264.4 million at September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to control overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to our Financial Statements in terms of notional amount or fair value at September 30, 2010.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate secured debt	$198,246	$23,202	$97,959	$12,810	$31,290	$681,123	$1,044,630	$1,105,189
Weighted average interest rate	7.51%	7.16%	6.01%	6.70%	7.44%	6.62%

Variable rate secured debt	$—	$785	$16,736	$880	$935	$3,400	$22,736	$22,736
Weighted average interest rate	N/A	0.52%	4.78%	0.53%	0.53%	0.36%

Fixed rate unsecured notes	$417	$355,432	$201,846	$426,965	$252,092	$1,714,160	$2,950,912	$3,174,600
Weighted average interest rate	6.26%	5.17%	5.87%	6.40%	6.33%	6.78%

Unsecured lines of credit	$—	$16,980	$—	$81,000	$—	$—	$97,980	$98,024
Rate at September 30, 2010	N/A	1.11%	N/A	3.01%	N/A	N/A

As the table incorporates only those exposures that exist as of September 30, 2010, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

We carried out an evaluation, under the supervision and with the participation of management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon the foregoing, the General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2010, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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

The following table shows the General Partner’s share repurchase activity for each of the three months in the quarter ended September 30, 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July	5,486	$11.07	5,486
August	17,524	$11.55	17,524
September	4,951	$12.09	4,951

Total	27,961	$11.55	27,961

(1)	Includes 21,414 common shares of the General Partner repurchased under its Employee Stock Purchase Plan and 6,547 common shares of the General Partner repurchased through a Rabbi Trust under the Executives’ Deferred Compensation Plan.

Item 3.	Defaults upon Senior Securities

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

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, File No. 000-20625, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, File No. 000-20625, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.**

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 8 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: November 12, 2010	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and
Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and
Chief Accounting Officer of the General Partner