Form 10-K
period 2010-12-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2011-03-04
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer                 Accelerated filer                 Non-accelerated filer X             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No  X

The aggregate market value of Limited Partner Units held by non-affiliates of the registrant is $65.8 million based on the last reported sale price of the common shares of Duke Realty Corporation on June 30, 2010 into which Limited Partner Units are exchangeable.

The aggregate number of Common Units outstanding as of February 25, 2011 was 259,331,061.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s General Partner’s Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Annual Report on Form 10-K (this “Report”), the words “the Partnership,” “we,” “us” and “our” refer to Duke Realty Limited Partnership and its subsidiaries, as well as Duke Realty Limited Partnership’s predecessors and their subsidiaries. The “General Partner” refers to our parent, Duke Realty Corporation.

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

•	The General Partner’s continued qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner’s stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Our ability to retain our current credit ratings;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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

PART I

Item 1. Business

Background

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds of $309.2 million from an offering of an additional 14,000,833 shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a REIT under provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner is the sole general partner of the Partnership, owning 98.0% of the common Partnership interest as of December 31, 2010 (“General Partner Units”). The remaining 2.0% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”). As of December 31, 2010, our diversified portfolio of 793 rental properties (including 114 jointly controlled in-service properties with approximately 22.7 million square feet, eight consolidated properties under development with approximately 2.9 million square feet and two jointly controlled properties under development with approximately 866,000 square feet) encompasses approximately 140.5 million rentable square feet and is leased by a diverse base of approximately 3,600 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own, including through ownership interests in unconsolidated joint ventures, approximately 4,800 acres of land and control an additional 1,650 acres through purchase options.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 17 regional offices located in Alexandria, Virginia; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Tampa, Florida; and Weston, Florida. We had approximately 1,000 employees as of December 31, 2010.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to our operations, asset and capital strategies.

Reportable Operating Segments

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

The third reportable segment consists of providing various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment’s operations are conducted. Through our Service Operations reportable segment, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in 2010 or 2009.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like our General Partner. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

Management believes that the use of consolidated FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

Competitive Conditions

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

All of our properties are located in areas that include competitive properties. Institutional investors, REITs or local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. The supply and demand of similar available rental properties may affect the rental rates we will receive on our properties. Other competitive factors include the attractiveness of the property location, the quality of the property and tenant services provided, and the reputation of the owner and operator. In addition, our Service Operations face competition from a considerable number of other real estate companies that provide comparable services, some of whom may have greater marketing and financial resources than are available to us.

Corporate Governance

As a limited partnership that has one general partner owning over 90% of the Partnership’s common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. Summarized below are the highlights of the General Partner’s Corporate Governance initiatives.

Board Composition

•   The General Partner’s Board is controlled by supermajority (90.9%) of “Independent Directors”, as such term is defined under the rules of the New York Stock Exchange (the “NYSE”) as of January 30, 2011 and thereafter

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

The NYSE requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The General Partner submitted the certification of its Chairman and Chief Executive Officer, Dennis D. Oklak, with its 2010 Annual Written Affirmation to the NYSE on May 13, 2010.

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

The market price of the General Partner’s common and preferred stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in the General Partner’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner’s share price, or result in fluctuations in the price or trading volume of the General Partner’s common stock, include uncertainty in the markets, general market and economic conditions, as well as those factors described in these “Risk Factors” and in other reports that we file with the SEC.

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

We continue to selectively develop new pre-leased properties for rental operations in our existing markets when accretive returns are present. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:

•	Unsuccessful development opportunities could result in direct expenses to us;

•	Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or possibly unprofitable;

•	Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	Occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	Our ability to dispose of non-strategic properties we identify for sale could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

•	Favorable sources to fund our development activities may not be available.

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

Further, we can give no assurance that acquisition targets meeting our guidelines for quality and yield will continue to be available.

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

We are exposed to the potential impacts of future climate change and climate-change related risks.

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

Item 2. Properties

Product Review

As of December 31, 2010, we own interests in a diversified portfolio of 793 commercial properties encompassing approximately 140.5 million net rentable square feet (including 114 jointly controlled in-service properties with approximately 22.7 million square feet, eight consolidated properties under development with approximately 2.9 million square feet and two jointly controlled properties under development with approximately 866,000 square feet).

Industrial Properties: We own interests in 467 industrial properties encompassing more than 101.5 million square feet (72% of total square feet). These properties primarily consist of bulk warehouses (industrial warehouse/distribution centers with clear ceiling heights of 20 feet or more), but also include service center properties (also known as flex buildings or light industrial, having 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access). Of these properties, 397 buildings with more than 84.5 million square feet are consolidated and 70 buildings with more than 17.0 million square feet are jointly controlled.

Office Properties: We own interests in 290 office buildings totaling approximately 34.7 million square feet (26% of total square feet). These properties include primarily suburban office properties. Of these properties, 248 buildings with approximately 29.3 million square feet are consolidated and 42 buildings with approximately 5.4 million square feet are jointly controlled.

Other Properties: We own interests in 36 medical office and retail buildings totaling approximately 4.3 million square feet (2% of total square feet). Of these properties, 32 buildings with approximately 3.2 million square feet are consolidated and four buildings with more than 1.1 million square feet are jointly controlled.

Land: We own, including through ownership interests in unconsolidated joint ventures, approximately 4,800 acres of land and control an additional 1,650 acres through purchase options.

Property Descriptions

The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.

Consolidated Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market

Indianapolis	16,001,378	2,686,406	819,899	19,507,683	17.1%	$97,392,192	14.3%
Cincinnati	10,461,024	5,007,148	107,470	15,575,642	13.7%	84,327,922	12.4%
Atlanta	8,320,351	3,883,039	386,355	12,589,745	11.0%	74,217,168	10.9%
Chicago	7,212,854	2,685,963	56,531	9,955,348	8.7%	62,412,686	9.2%
South Florida	3,602,978	1,331,877	390,942	5,325,797	4.7%	54,073,903	7.9%
Raleigh	2,101,449	2,615,802	210,834	4,928,085	4.3%	47,140,818	6.9%
Columbus	5,303,537	2,791,482	73,238	8,168,257	7.2%	45,775,822	6.7%
St. Louis	3,763,928	2,681,290	-	6,445,218	5.6%	42,433,249	6.2%
Nashville	3,252,010	1,368,513	120,658	4,741,181	4.2%	34,345,441	5.0%
Central Florida	3,360,479	1,177,540	84,130	4,622,149	4.0%	31,141,654	4.6%
Minneapolis	3,363,691	1,028,803	-	4,392,494	3.8%	28,343,158	4.2%
Dallas	5,379,082	463,283	279,127	6,121,492	5.4%	23,363,015	3.4%
Savannah	6,784,550	-	-	6,784,550	5.9%	20,655,208	3.0%
Cleveland	-	1,324,451	-	1,324,451	1.2%	12,470,052	1.8%
Houston	1,418,380	-	-	1,418,380	1.2%	8,070,693	1.2%
Baltimore	462,070	-	-	462,070	0.4%	2,659,588	0.4%
Norfolk	466,000	-	-	466,000	0.4%	2,290,177	0.3%
Washington DC	78,560	219,464	-	298,024	0.3%	1,551,605	0.2%
Phoenix	445,056	-	-	445,056	0.4%	1,503,398	0.2%
Austin	-	-	96,829	96,829	0.1%	865,940	0.1%
Other (2)	120,000	-	289,855	409,855	0.4%	7,462,020	1.1%

Total	81,897,377	29,265,061	2,915,868	114,078,306	100.0%	$682,495,709	100.0%

	71.8%	25.7%	2.5%	100.0%

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market

Washington DC	658,322	2,146,378	-	2,804,700	12.4%	$15,173,023	30.9%
Dallas	8,080,278	182,700	62,390	8,325,368	36.7%	12,174,115	24.8%
Central Florida	908,422	624,796	-	1,533,218	6.8%	3,806,761	7.7%
Minneapolis	-	-	381,922	381,922	1.7%	3,739,485	7.6%
Raleigh	-	687,549	-	687,549	3.0%	3,302,290	6.7%
Indianapolis	4,182,919	89,178	-	4,272,097	18.9%	2,980,929	6.1%
Phoenix	1,425,062	-	-	1,425,062	6.3%	1,529,334	3.1%
Cincinnati	211,486	190,733	206,315	608,534	2.7%	1,190,723	2.4%
Atlanta	-	436,275	-	436,275	1.9%	1,148,881	2.3%
Columbus	1,142,400	135,485	-	1,277,885	5.6%	1,044,676	2.1%
South Florida	-	222,600	-	222,600	1.0%	970,684	2.0%
St. Louis	-	252,378	-	252,378	1.1%	766,237	1.6%
Houston	-	248,925	-	248,925	1.1%	751,874	1.5%
Nashville	-	180,147	-	180,147	0.8%	597,195	1.2%

Total	16,608,889	5,397,144	650,627	22,656,660	100.0%	$49,176,207	100.0%

	73.3%	23.8%	2.9%	100.0%

	Occupancy %
	Consolidated Properties				Jointly Controlled Properties
	Industrial	Office	Other	Overall	Industrial	Office	Other	Overall
Primary Market

Indianapolis	95.5%	88.0%	85.3%	94.1%	96.6%	82.9%	-	96.3%
Cincinnati	85.2%	84.6%	91.1%	85.0%	100.0%	97.6%	100.0%	99.2%
Atlanta	86.1%	87.5%	94.4%	86.8%	-	26.9%	-	26.9%
Chicago	96.5%	89.5%	90.1%	94.6%	-	-	-	-
South Florida	81.0%	92.0%	93.2%	84.7%	-	100.0%	-	100.0%
Raleigh	96.3%	89.1%	93.2%	92.3%	-	83.0%	-	83.0%
Columbus	98.7%	78.9%	100.0%	92.0%	100.0%	100.0%	-	100.0%
St. Louis	89.1%	79.9%	-	85.3%	-	83.8%	-	83.8%
Nashville	81.9%	89.9%	95.6%	84.5%	-	100.0%	-	100.0%
Central Florida	89.9%	88.6%	80.5%	89.4%	100.0%	78.9%	-	91.4%
Minneapolis	89.0%	97.4%	-	91.0%	-	-	70.5%	70.5%
Dallas	83.6%	74.5%	62.8%	82.0%	81.5%	100.0%	100.0%	82.1%
Savannah	91.8%	-	-	91.8%	-	-	-	-
Cleveland	-	76.4%	-	76.4%	-	-	-	-
Houston	98.0%	-	-	98.0%	-	100.0%	-	100.0%
Baltimore	100.0%	-	-	100.0%	-	-	-	-
Norfolk	100.0%	-	-	100.0%	-	-	-	-
Washington DC	91.4%	26.0%	-	43.2%	89.5%	97.6%	-	95.7%
Phoenix	87.8%	-	-	87.8%	100.0%	-	-	100.0%
Austin	-	-	46.3%	46.3%	-	-	-	-
Other (2)	100.0%	-	86.0%	90.1%	-	-	-	-

Total	90.6%	85.4%	85.7%	89.1%	89.7%	87.4%	82.7%	89.0%

(1)	Represents the average annual rental property revenue due from tenants in occupancy as of December 31, 2010, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents. Joint venture properties are shown at our ownership percentage.

(2)	Represents properties not located in our primary markets.

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

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Common Units. The following table sets forth the cash distributions paid during each quarter. As of February 25, 2011, there were 161 record holders of Common Units.

Quarter Ended	2010 Distributions Per Common Unit	2009 Distributions Per Common Unit

December 31	$.170	$.170
September 30.170		.170
June 30.170		.170
March 31.170		.250

On January 26, 2011, the General Partner declared a quarterly cash dividend of $0.17 per Common Unit, payable on February 28, 2011, to Common Unitholders of record on February 14, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the General Partner’s equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Report.

Sales of Unregistered Securities

The General Partner did not sell any of its securities during the year ended December 31, 2010 that were not registered under the Securities Act.

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

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

October	5,258	$11.90	5,258
November	12,039	$11.60	12,039
December	4,695	$11.54	4,695

Total	21,992	$11.66	21,992

(1) All 21,992 shares repurchased represent common shares of the General Partner repurchased under its Employee Stock Purchase Plan.

Item 6. Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2010. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per unit amounts):

	2010	2009	2008	2007	2006
Results of Operations:
Revenues:
Rental and related revenue	$878,242	$842,232	$802,791	$761,751	$711,821
General contractor and service fee revenue	515,361	449,509	434,624	311,548	330,195

Total Revenues from Continuing Operations	$1,393,603	$1,291,741	$1,237,415	$1,073,299	$1,042,016

Income (loss) from continuing operations	$29,476	$(254,225)	$86,167	$160,927	$157,913

Net income (loss) attributable to common unitholders	$(14,459)	$(344,700)	$53,665	$226,098	$159,303

Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$(0.22)	$(1.59)	$0.18	$0.64	$0.66
Discontinued operations	0.15	(0.08)	0.16	0.88	0.41
Diluted income (loss) per Common Unit:
Continuing operations	(0.22)	(1.59)	0.18	0.64	0.66
Discontinued operations	0.15	(0.08)	0.16	0.87	0.40
Distributions paid per Common Unit	0.68	0.76	1.93	1.91	1.89
Weighted average Common Units outstanding	244,870	207,893	154,534	148,459	148,069
Weighted average Common Units and potential dilutive securities	244,870	207,893	154,553	149,250	149,156

Balance Sheet Data (at December 31):
Total Assets	$7,644,124	$7,304,493	$7,690,442	$7,660,651	$7,238,204
Total Debt	4,207,079	3,854,032	4,276,990	4,288,436	4,074,979
Total Preferred Equity	904,540	1,016,625	1,016,625	744,000	876,250
Total Partners’ Equity	2,984,619	2,960,516	2,895,810	2,858,921	2,693,462
Total Common Units Outstanding	257,426	230,638	155,199	154,055	146,328
Other Data:
Consolidated Funds from Operations attributable to common unitholders (1)	$305,375	$13,269	$388,865	$403,264	$371,074

(1) Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like our General Partner. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

Management believes that the use of consolidated FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

See reconciliation of FFO to GAAP net income (loss) attributable to common unitholders under the caption “Year in Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

As of December 31, 2010, we:

•

Owned or jointly controlled 793 industrial, office, medical office and other properties, of which 783 properties with more than 136.7 million square feet are in service and ten properties with approximately 3.8 million square feet are under development. The 783 in-service properties are comprised of 669 consolidated properties with approximately 114.1 million square feet and 114 jointly controlled properties with approximately 22.7 million square feet. The ten properties under development consist of eight consolidated properties with approximately 2.9 million square feet and two jointly controlled properties with approximately 866,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 4,800 acres of land and controlled an additional 1,650 acres through purchase options.

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

The third reportable segment consists of providing various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment’s operations are conducted.

Through our Service Operations reportable segment, we have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in 2010 or 2009.

Operations Strategy

Our operational focus is to drive profitability, by maximizing cash from operations as well as Funds from Operations (“FFO”) through (i) maintaining and increasing property occupancy and rental rates by effectively managing our portfolio of existing properties; (ii) selectively developing new pre-leased medical office and build-to-suit projects at accretive returns; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.

Asset Strategy

Our asset strategy is to reposition our investment among product types and further diversify our geographic presence. Our strategic objectives include (i) increasing our investment in quality industrial properties in both existing markets and select new markets; (ii) expanding our medical office portfolio nationally to take advantage of demographic trends; (iii) increasing our asset investment in markets we believe provide the best potential for future growth; and (iv) reducing our investment in suburban office properties located primarily in the Midwest as well as reducing our investment in other non-strategic assets. We are executing our asset strategy through our disciplined approach in identifying accretive acquisition opportunities and our focused development initiatives, which are financed primarily from our active asset disposition program.

Capital Strategy

Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure, in coordination with the execution of our overall operating and asset strategy. We are focused on maintaining investment grade ratings from our credit rating agencies with the ultimate goal of improving the key metrics that formulate our credit ratings.

In support of our capital strategy, as well as our asset strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generates proceeds that can be recycled primarily into new property investments that better fit our growth objectives both within the industrial and medical office product types and in markets that provide the best future growth potential.

We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) issuing common equity from time-to-time to maintain appropriate leverage parameters or support significant strategic acquisitions; and (iv) generating proceeds from the sale of non-strategic properties. With our successes to date and continued focus on strengthening our balance sheet, we believe we are well-positioned for future growth.

Year in Review

After the recessionary conditions of 2008 and most of 2009, the economy and business fundamentals improved during 2010, although unemployment, tax legislation matters and related issues remained key areas of concern. There also continued to be an oversupply of leasable space in many markets and product types, particularly in suburban office properties, as improvement in the commercial real estate industry lagged behind improvement in many other areas of the general economy. Many property owners continued to reduce rental rates and offer increased capital expenditure allowances in order to compete for the available transactions in the marketplace. During 2010, however, we had a strong increase in leasing volume, which helped offset rental rate decreases that continued in many markets.

We also made significant progress during 2010 on our asset strategy of increasing our industrial and medical office portfolio while reducing our exposure to suburban office properties, primarily through our disposition and acquisition activity. Overall, we believe 2010 was a successful year in all aspects of our strategic focus. The efforts in our operations, asset and capital strategies contributed to our positive performance.

Net loss attributable to common unitholders for the year ended December 31, 2010, was $14.5 million, or $.07 per Common Unit (diluted), compared to a net loss of $344.7 million, or $1.67 per Common Unit (diluted) for the year ended December 31, 2009. The significant reduction in net loss from 2009 was the result of a $292.7 million decrease in non-cash impairment charges as well as a $53.6 million increase in gains on sales of properties. Partially offsetting the positive changes in impairment charges and property sales was a $28.1 million increase in interest expense that was primarily driven by a decrease in interest costs capitalized to development projects. FFO attributable to common unitholders totaled $305.4 million for the year ended December 31, 2010, compared to $13.3 million for 2009, with the increase resulting from the same factors, excluding gains on property sales, which improved the results attributable to common unitholders in 2010.

Industry analysts and investors use FFO as a supplemental operating performance measure of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

Management believes that the use of consolidated FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies. The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated FFO attributable to common unitholders for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	2010	2009	2008
Net income (loss) attributable to common unitholders	$(14,459)	$(344,700)	$53,665
Adjustments:
Depreciation and amortization	360,184	340,126	314,952
Share of joint venture depreciation and amortization	34,674	36,966	37,704
Earnings from depreciable property sales - wholly owned	(72,716)	(19,123)	(16,961)
Earnings from depreciable property sales - share of joint venture	(2,308)	-	(495)

Funds From Operations attributable to common unitholders	$305,375	$13,269	$388,865

As the economy improved in 2010, we executed in all areas of the operations, asset, and capital strategies that we established in 2009. Of specific note was the significant progress made in our efforts to increase the concentration within our portfolio towards the industrial and medical office product types in stronger growth markets. Highlights of our 2010 strategic activities are as follows:

•

On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method, for a net cash payment of $138.6 million. As the result of this transaction, we obtained 100% of Dugan’s membership interests. Dugan had secured debt, which, at the time of acquisition, had a total face value of $283.0 million. Dugan owned 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets.

•

On December 30, 2010, we completed the acquisition of the first tranche of the Premier Realty Corporation South Florida property portfolio (the “Premier Portfolio”) for $281.7 million, including the assumption of secured debt that had a face value of $155.7 million. The first tranche includes 39 buildings, totaling more than 3.4 million square feet, nearly all of which are industrial properties. The Premier Portfolio, in its entirety, includes 51 industrial and five office buildings with over 4.9 million rentable square feet and four ground leases, for a total price of approximately $449.4 million. The remainder of the acquisition is under contract and expected to close in early 2011, subject to the execution of certain debt assumptions and customary closing conditions.

•

We generated $499.5 million of total net cash proceeds from the disposition of 36 wholly-owned buildings, either through outright sales or partial sales to unconsolidated joint ventures, as well as 130 acres of wholly-owned undeveloped land. Included in the wholly-owned building dispositions in 2010 is the sale of seven suburban office buildings, totaling over 1.0 million square feet, to a newly formed subsidiary of an existing 20% owned joint venture. These buildings were sold to the joint venture for an agreed value of $173.9 million, of which our 80% share of proceeds totaled $139.1 million. We expect to sell additional buildings to this joint venture by the end of the second quarter 2011, subject to financing and other customary closing conditions. The total 2011 sale is under contract and expected to consist of 13 office buildings, totaling over 2.0 million square feet, with an agreed upon value of $342.8 million, which is expected to generate proceeds of $274.2 million for the 80% portion that we sell.

•

We have limited our new development starts to selected projects in markets or product types expected to have strong future rent growth and demand or projects that have significant pre-leasing. The total estimated cost of our consolidated properties under construction was $151.5 million at December 31, 2010 with $47.2 million of such costs incurred through that date. Our total estimated cost for jointly controlled properties under construction was $176.0 million at December 31, 2010 with $106.2 million of costs incurred through that date.

•

The occupancy level for our in-service portfolio of consolidated properties increased from 87.6% at December 31, 2009 to 89.1% at December 31, 2010. The increase in occupancy was driven by a significant increase in total leasing volume as, during 2010, we had our highest total leasing volume since 2007. A significant portion of the leasing volume in 2010 was related to buildings where development was started on a speculative basis between 2005 and 2008.

•

Despite the continued challenges presented by the overall economy, total leasing activity for our consolidated properties totaled 20.4 million square feet in 2010 compared to 15.3 million square feet in 2009.

•

Total leasing activity for our consolidated properties in 2010 included 10.1 million square feet of renewals, which represented a 77.2% success rate but resulted in a 4.9% reduction in net effective rents.

We executed a number of significant transactions in support of our capital strategy during 2010 in order to optimally sequence our unsecured debt maturities, manage our overall leverage profile, and support our acquisition strategy. Highlights of our key financing activities in 2010 are as follows:

•	In January 2010, we repaid $99.8 million of senior unsecured notes, which had an effective interest rate of 5.37%, on their scheduled maturity date.

•	In April 2010, we issued $250.0 million of 10-year unsecured debt, which bears interest at an effective rate of 6.75%.

•

In June 2010, the General Partner issued 26.5 million shares of its common stock at $11.75 per share, which generated net proceeds of $298.1 million. The proceeds from this offering were contributed to us in exchange for an additional interest in the Partnership.

•

During 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013, which had a weighted average stated interest rate of 4.48%. In total, we repurchased unsecured notes that had a face value of $279.9 million.

•

During 2010, the General Partner also completed open market repurchases of approximately 4.5 million shares of its 8.375% Series O preferred stock. The General Partner repurchased preferred shares that had a face value of $112.1 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, medical office and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis: As discussed above, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of December 31, 2010 and 2009, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased
Type	2010	2009	2010	2009	2010	2009
Industrial	81,897	56,426	71.8%	62.3%	90.6%	89.4%
Office	29,265	31,073	25.7%	34.3%	85.4%	84.7%
Other (Medical Office and Retail)	2,916	3,082	2.5%	3.4%	85.7%	82.9%

Total	114,078	90,581	100.0%	100.0%	89.1%	87.6%

The increase in occupancy at December 31, 2010 compared to December 31, 2009 is primarily because we achieved a volume of executed leases in 2010 that was the highest since 2007, with a significant portion of that volume related to buildings where development was started on a speculative basis between 2005 and 2008. Our ongoing ability to maintain favorable occupancy levels may be adversely affected by the continued effects of the economic recession on current and prospective tenants and such a reduction in the level of occupancy may have an adverse impact on revenues from rental operations.

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of December 31, 2010. The table indicates square footage and annualized net effective rents (based on December 2010 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2011	11,504	$66,476	10%	8,875	$34,325	2,585	$31,552	44	$599
2012	9,177	65,612	9%	6,226	27,327	2,890	37,184	61	1,101
2013	14,713	100,084	15%	10,626	43,031	4,033	55,980	54	1,073
2014	12,012	72,919	11%	9,102	34,097	2,747	36,029	163	2,793
2015	12,389	73,126	11%	9,557	36,249	2,807	36,327	25	550
2016	9,309	52,548	8%	7,289	26,675	1,937	23,981	83	1,892
2017	7,069	46,303	7%	5,381	20,586	1,393	19,410	295	6,307
2018	5,461	49,951	7%	3,155	12,008	1,766	25,407	540	12,536
2019	3,670	40,840	6%	1,603	7,067	1,795	27,001	272	6,772
2020	6,974	48,653	7%	5,107	18,325	1,469	22,049	398	8,279
2021 and Thereafter	9,381	65,984	9%	7,244	30,523	1,573	22,081	564	13,380

	101,659	$682,496	100%	74,165	$290,213	24,995	$337,001	2,499	$55,282

Total Portfolio Square Feet	114,078			81,897		29,265		2,916

Percent Leased	89.1%			90.6%		85.4%		85.7%

We renewed 77.2% and 82.0% of our leases up for renewal totaling approximately 10.1 million and 8.8 million square feet in 2010 and 2009, respectively. There was a 4.9% decline in net effective rents on these renewals during 2010, compared to a 2.2% increase in 2009. Although general economic conditions have improved since 2009, there continues to be an over-supply of rentable space in many markets that has necessitated a continuation of the 2009 trend toward a reduction in overall rental rates in order to maintain occupancy. Our lease renewal percentages over the past three years have remained at a relatively consistent success rate. The effects of future economic conditions upon our base of existing tenants may adversely affect our ability to continue to achieve this renewal rate.

Acquisition and Disposition Activity: In 2010, we consolidated 106 industrial buildings as the result of acquiring Dugan. We also acquired 38 industrial buildings and one office building as a result of closing the first tranche of the Premier Portfolio. We expect to complete the purchase of the Premier Portfolio, which is under contract, in early 2011 and will continue to evaluate other acquisition opportunities to the extent they support our overall strategy. In addition to these two transactions, we purchased an additional 10 industrial buildings, two office buildings and one medical office building in 2010. Including the additional 50% ownership interest in Dugan, we acquired real estate and other assets totaling $901.5 million in 2010.

In 2009, we acquired $32.1 million of income producing properties comprised of three industrial real estate properties in Savannah, Georgia.

Net cash proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $499.5 million in 2010, compared to $288.2 million in 2009. Included in the wholly owned building dispositions in 2010 is the previously mentioned sale of seven suburban office buildings, totaling over 1.0 million square feet, to a newly formed subsidiary of an existing 20% owned joint venture. Our share of proceeds from sales of properties from within unconsolidated joint ventures in which we have less than a 100% interest totaled $15.0 million in 2010, and we had no such dispositions in 2009.

We intend to pursue additional disposition opportunities for non-strategic properties and land in accordance with our strategy. We believe that the number of dispositions we execute in 2011 will be impacted by the ability of prospective buyers to obtain favorable financing or pay cash, given the current state of the economy and credit markets in particular.

Future Development: Another source of our earnings growth is our wholly owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased. During 2010, we directed a significant portion of our available resources toward acquisition activities as well as limited our development activities to pre-leased industrial and medical office product types. We believe these two product lines will be the areas of greatest future growth.

We had 3.8 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $327.5 million at December 31, 2010, compared to 1.6 million square feet of property under development with total estimated costs of $440.6 million at December 31, 2009. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.

The following table summarizes our properties under development as of December 31, 2010 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	2,895	90%	$151,502	$47,181	$104,321
Joint venture properties	866	96%	175,985	106,150	69,835

Total	3,761	92%	$327,487	$153,331	$174,156

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2010, is as follows (in thousands, except number of properties and per unit data):

	2010	2009	2008
Rental and related revenue	$878,242	$842,232	$802,791
General contractor and service fee revenue	515,361	449,509	434,624
Operating income (loss)	227,728	(75,210)	259,758
Net income (loss) attributable to common unitholders	(14,459)	(344,700)	53,665
Weighted average Common Units outstanding	244,870	207,893	154,534
Weighted average Common Units and potential dilutive securities	244,870	207,893	154,553
Basic income (loss) per Common Unit:
Continuing operations	$(0.22)	$(1.59)	$0.18
Discontinued operations	$0.15	$(0.08)	$0.16
Diluted income (loss) per Common Unit:
Continuing operations	$(0.22)	$(1.59)	$0.18
Discontinued operations	$0.15	$(0.08)	$0.16
Number of in-service consolidated properties at end of year	669	543	537
In-service consolidated square footage at end of year	114,078	90,581	90,101
Number of in-service joint venture properties at end of year	114	211	204
In-service joint venture square footage at end of year	22,657	43,248	40,948

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$504,812	$523,695
Industrial	295,960	254,515
Non-reportable segments	77,470	64,022

Total	$878,242	$842,232

The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $38.7 million in rental and related revenue for the year ended December 31, 2010, as compared to the same period in 2009.

•

Including the December 30, 2010 acquisition of the first tranche of the Premier Portfolio, we acquired or consolidated an additional 56 properties and placed 18 developments in service from January 1, 2009 to December 31, 2010, which provided incremental revenues of $29.2 million in the year ended December 31, 2010.

•	We contributed 15 properties to an unconsolidated joint venture in 2009 and 2010, resulting in a $9.2 million reduction in rental and related revenue in 2010.

•

We sold eight properties in 2009 and 2010 that were excluded from discontinued operations as a result of continuing involvement in the properties through management agreements. These dispositions resulted in a decrease in rental and related revenue from continuing operations of $7.5 million in 2010.

•

Rental and related revenue includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. Lease termination fees included in continuing operations decreased from $12.3 million in 2009 to $6.7 million in 2010.

•

Average occupancy for the year ended December 31, 2010 decreased slightly for our office properties, while increasing for our industrial properties, when compared to the year ended December 31, 2009. These changes in occupancy, as well as decreases in rental rates in certain of our 2010 lease renewals, resulted in a net decrease to rental and related revenues which partially offset the increases generated from acquisitions and developments placed in service.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$146,279	$147,774
Industrial	32,880	27,016
Non-reportable segments	18,826	17,480

Total	$197,985	$192,270

Real Estate Taxes:
Office	$67,104	$68,055
Industrial	43,814	36,383
Non-reportable segments	7,088	6,751

Total	$118,006	$111,189

Of the overall $5.7 million increase in rental expenses in 2010 compared to 2009, $4.4 million was attributable to the consolidation of the 106 industrial buildings in Dugan. There were also incremental costs of $6.2 million associated with the additional 56 properties acquired or otherwise consolidated and 18 developments placed in service. These increases were partially offset by a decrease in rental expenses of approximately $3.3 million related to 23 properties that were sold in 2009 and 2010, but did not meet the criteria for classification as discontinued operations.

Overall, real estate taxes increased by $6.8 million in 2010 compared to 2009. The primary reason for this increase is the consolidation of an additional 106 industrial buildings related to the acquisition of Dugan, which resulted in incremental real estate taxes of $7.1 million. There were also incremental costs of $3.1 million associated with the additional 56 properties acquired or otherwise consolidated and 18 developments placed in service. These increases were partially offset by a decrease in real estate taxes of approximately $2.7 million related to 23 properties that were sold in 2009 and 2010, but did not meet the criteria for classification as discontinued operations.

Service Operations

The following table sets forth the components of the Service Operations reportable segment (excluding Build-for-Sale Properties) for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$515,361	$449,509
General contractor and other services expenses	(486,865)	(427,666)

Total	$28,496	$21,843

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The increase in earnings from Service Operations was largely the result of an overall increase in third-party construction volume and fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $323.4 million in 2009 to $349.1 million in 2010 due to increases in our real estate asset base from properties acquired or consolidated and developments placed in service during 2010 and 2009. The consolidation of 106 additional industrial properties related to the July 1, 2010 acquisition of our partner’s ownership interest in Dugan resulted in $25.4 million of additional depreciation expense.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. Equity in earnings decreased from $9.9 million in 2009 to $8.0 million in 2010. The decrease was largely the result of the acquisition of Dugan, which was previously accounted for under the equity method, which took place on July 1, 2010.

Gain on Sale of Properties

Gains on sales of properties classified in continuing operations increased from $12.3 million in 2009 to $39.7 million in 2010. We sold nine properties in 2009 compared to 17 properties in 2010. Because the properties sold in 2009 and 2010 either had insignificant operations prior to sale or because we maintained varying forms of continuing involvement after sale, they are not classified within discontinued operations. Seven of the properties sold in 2010, with a combined gain on sale of $31.9 million, were made to a newly formed subsidiary of an existing 20% owned joint venture to which we expect to sell additional properties during 2011.

Impairment Charges

Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The decrease from $275.6 million in 2009 to $9.8 million in 2010 is primarily due to the following activity:

•

In 2010, we sold approximately 60 acres of land, in two separate transactions, which resulted in impairment charges of $9.8 million. These sales were opportunistic in nature and we had not identified or actively marketed this land for disposition, as it was previously intended to be held for development.

•

A result of the refinement of our business strategy that took place in 2009 was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding it for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land, representing over 35% of the land’s carrying value, was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down to fair value the land that was identified for disposition and determined to be impaired.

•

Also in 2009, an impairment charge of $78.1 million was recognized for 28 office, industrial and retail buildings. Nine of these properties met the criteria for discontinued operations at December 31, 2010, either as a result of being sold or classified as held-for-sale, and the $26.9 million of impairment charges related to these properties is accordingly reflected in discontinued operations. The impairment analysis was triggered either as the result of changes in management’s strategy, resulting in certain buildings being identified as non-strategic, or changes in market conditions.

•

We hold a 50% ownership interest in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development and operation of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. We recognized an impairment charge in 2009 to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of an other-than-temporary decline in value. As a result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our contingent obligation stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million in 2009 for our probable future obligation to the lender.

•	In 2009, we recognized a $5.8 million charge on our investment in an unconsolidated joint venture (the “Park Creek joint venture”).

•

We recognized $31.5 million of impairment charges on other real estate related assets in 2009, which related primarily to reserving loans receivable from other real estate entities, as well as writing off previously deferred development costs.

General and Administrative Expense

General and administrative expense decreased from $47.9 million in 2009 to $41.3 million in 2010. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. The decrease in general and administrative expenses resulted from a $9.6 million reduction in our total overhead costs, which was largely a result of reduced severance charges when compared to 2009. The reduction in overall overhead expenses was partially offset by a $3.3 million decrease in overhead costs absorbed by an allocation to leasing, construction and other areas, which was primarily a result of lower wholly owned construction and development activities than in 2009.

Interest Expense

Interest expense from continuing operations increased from $206.0 million in 2009 to $239.4 million in 2010. The increase was largely the result of a $15.4 million decrease in the capitalization of interest costs, due to properties previously undergoing significant development activities being placed in service or otherwise not meeting the criteria for the capitalization of interest. The remaining increase in interest expense was largely the result of our 2010 acquisition activity which, in addition to other uses of capital, drove higher overall borrowings in 2010.

Gain (Loss) on Debt Transactions

During 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million. We recognized a net loss on extinguishment of $16.3 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments.

During 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during 2009 were of our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”). In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of $27.5 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments. Partially offsetting these gains, we recognized $6.8 million of expense in 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.

Income Taxes

We recognized an income tax benefit of $1.1 million and $6.1 million, respectively, in 2010 and 2009.

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

Discontinued Operations

The results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period, and meet the applicable criteria, are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, impairment charges as well as the net gain or loss on the disposition of properties.

The operations of 41 buildings are currently classified as discontinued operations. These 41 properties consist of 12 industrial, 27 office, and two retail properties. As a result, we classified income, before gain on sales and impairment charges, of $2.7 million, $2.9 million and $8.5 million in discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Of these properties, 19 were sold during 2010, five properties were sold during 2009 and eight properties were sold during 2008. The gains on disposal of these properties of $33.1 million, $6.8 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, are also reported in discontinued operations. Discontinued operations also includes impairment charges of $26.9 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively, recognized on properties that were subsequently sold. There are nine properties classified as held-for-sale at December 31, 2010.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental and Related Revenue:
Office	$523,695	$509,203
Industrial	254,515	245,663
Non-reportable segments	64,022	47,925

Total	$842,232	$802,791

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

•	Acquisitions and developments that were placed in service in 2008 provided $422,000 and $31.9 million, respectively, of incremental revenue in 2009.

•	Lease termination fees included in rental and related revenue from continuing operations increased from $9.2 million in 2008 to $12.3 million in 2009.

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

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$147,774	$141,993
Industrial	27,016	27,154
Non-reportable segments	17,480	10,226

Total	$192,270	$179,373

Real Estate Taxes:
Office	$68,055	$62,546
Industrial	36,383	29,992
Non-reportable segments	6,751	3,334

Total	$111,189	$95,872

Of the overall $12.9 million increase in rental expenses in 2009 compared to 2008, $10.2 million was attributable to properties acquired or consolidated and developments placed in service from January 1, 2008 through December 31, 2009.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $293.0 million in 2008 to $323.4 million in 2009 due to increases in our real estate asset base from properties acquired or consolidated and developments placed in service during 2008 and 2009.

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

Impairment Charges

Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The increase from $10.2 million in 2008 to $275.6 million in 2009 is primarily due to a refinement of our business strategy coupled with decreases in real estate values and is comprised of the following activity:

•

A result of the refinement of our business strategy that took place in 2009 was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding it for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land, representing over 35% of the land’s carrying value, was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down to fair value the land that was identified for disposition and determined to be impaired.

•

Also in 2009, an impairment charge of $78.1 million was recognized for 28 office, industrial and retail buildings. Nine of these properties met the criteria for discontinued operations, either as a result of being sold or classified as held-for-sale, and the $26.9 million of impairment charges related to these properties is accordingly reflected in discontinued operations. The impairment analysis was triggered either as the result of changes in management’s strategy, resulting in certain buildings being identified as non-strategic, or changes in market conditions.

•

We recognized an impairment charge in 2009 to write off our $14.4 million investment in the 3630 Peachtree joint venture as the result of an other-than-temporary decline in value. As a result of the joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute their share of the additional equity to fund the joint venture’s future capital costs, and ultimately from our contingent obligation stemming from our joint and several guarantee of the joint venture’s loan, we recorded an additional liability of $36.3 million in 2009 for our probable future obligation to the lender.

•	In 2009, we recognized a $5.8 million charge on our investment in the Park Creek joint venture.

•

We recognized $31.5 million of impairment charges on other real estate related assets in 2009, which related primarily to reserving loans receivable from other real estate entities, as well as writing off previously deferred development costs.

•

In 2008, as the result of a re-assessment of our intended use of some of our land holdings, we recognized non-cash impairment charges on seven of our tracts of undeveloped land totaling $8.6 million. Also, as the result of the economy’s negative effect on real estate selling prices, we recognized $2.8 million of impairment charges on two of our Build-for-Sale properties that were under construction at December 31, 2008, and were expected to sell in 2009. One of these properties met the criteria for discontinued operations upon sale and the $1.3 million impairment charge related to this property is accordingly reflected in discontinued operations.

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

Interest Expense

Interest expense from continuing operations increased from $184.0 million in 2008 to $206.0 million in 2009, primarily as a result of a $26.6 million decrease in capitalization of interest costs, due to properties previously undergoing significant development activities being placed in service or otherwise not meeting the criteria for the capitalization of interest. Additionally, as the result of the conditions in the credit markets driving up interest rates on new borrowings in 2009, the weighted average interest rate on our total outstanding borrowings increased from 5.43% at December 31, 2008 to 6.36% at December 31, 2009.

Gain on Debt Transactions

During 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during 2009 were of our Exchangeable Notes. In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of approximately $27.5 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments. Partially offsetting these gains, we recognized $6.8 million of expense in 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.

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

Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that controls a VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner’s substantive participating rights to determine if the venture should be consolidated.

We have equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be VIE’s where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of the joint venture. We recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under leases or of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on major existing tenants and prospective tenants before leases are executed. We have established the following procedures and policies to evaluate the collectability of outstanding receivables and record allowances:

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
•

Straight-line rent receivables for any tenant on the watch list or any other tenant identified as a potential long-term risk, regardless of the status of current rent receivables, are reviewed and reserved as necessary.

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

Liquidity and Capital Resources

Sources of Liquidity

As the result of generating capital in excess of $1.0 billion through a common equity issuance of the General Partner, unsecured borrowings, and property dispositions, we have more than sufficient capacity to meet our short-term liquidity requirements over the next twelve months.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through multiple sources of capital including operating cash flow and accessing the public debt and equity markets.

Rental Operations

Cash flows from Rental Operations is our primary source of liquidity and provides a stable cash flow to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition.

We are subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. In 2010, we recognized $5.9 million of expense related to reserving doubtful receivables, including reserves on straight-line rent, compared to $12.0 million in 2009.

Unsecured Debt and Equity Securities

Our unsecured lines of credit as of December 31, 2010 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2010
Unsecured Line of Credit – Partnership	$850,000	February 2013	$175,000
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$18,046

The Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of LIBOR plus 2.75% (equal to 3.01% for borrowings as of December 31, 2010), and matures in February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of December 31, 2010, we were in compliance with all covenants under this line of credit.

At December 31, 2010, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of the credit facility and other long-term debt upon maturity.

Pursuant to its automatic shelf registration statement, at December 31, 2010 the General Partner had on file with the SEC a prospectus supplement that allows it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. No new shares have been issued pursuant to this prospectus supplement as of December 31, 2010.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2010.

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

We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish, LLC”) that may acquire up to $800.0 million of our newly developed build-to-suit projects over a three-year period from its formation in May 2008. Properties are sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We have received cumulative net sale and financing proceeds, commensurate to our partner’s ownership interest, of approximately $380.4 million through December 31, 2010 related to the joint venture’s acquisition of 15 of our properties.

In December 2010, we formed a new joint venture (“Duke/Princeton, LLC”) which is a wholly owned subsidiary of, and with the same membership composition and ownership percentages as, Duke/Hulfish, LLC. We made an initial sale of seven suburban office buildings, totaling over 1.0 million square feet, to Duke/Princeton, LLC, for an agreed value of $173.9 million for which our 80% share of net proceeds totaled $138.3 million. We expect, and are under contract, to sell additional buildings to Duke/Princeton, LLC by the end of the second quarter 2011, subject to financing and other customary closing conditions. The total 2011 sale is expected to consist of 13 office buildings, totaling over 2.0 million square feet, with an agreed upon value of $342.8 million, and is expected to generate proceeds of $274.2 million for the 80% portion that we sell.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	accretive property investment;
•	leasing/capital costs;
•	distributions to unitholders;
•	long-term debt maturities;
•	repurchases of outstanding debt and Preferred Units; and
•	other contractual obligations.

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

Leasing/Capital Costs

Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.

One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	2010	2009	2008
Second generation tenant improvements	$36,676	$29,321	$36,885
Second generation leasing costs	39,090	40,412	28,205
Building improvements	12,957	9,321	9,724

Totals	$88,723	$79,054	$74,814

Distributions

In order to qualify as a REIT for federal income tax purposes, the General Partner must currently distribute at least 90% of its taxable income to its shareholders. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid distributions per Common Unit of $0.68, $0.76 and $1.93 for the years ended December 31, 2010, 2009 and 2008, respectively. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements of the General Partner to maintain its REIT status, and additional amounts as determined by the General Partner’s board of directors. Distributions are declared at the discretion of the General Partner’s board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner’s board of directors deems relevant.

At December 31, 2010 the General Partner had six series of preferred shares outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at December 31, 2010 had a face value totaling $4.2 billion with a weighted average interest rate of 6.24% maturing at various dates through 2028. We had $3.0 billion of unsecured debt, $193.0 million outstanding on our unsecured lines of credit and $1.1 billion of secured debt outstanding at December 31, 2010. We made scheduled and unscheduled principal payments of $587.3 million on outstanding debt during the year ended December 31, 2010.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2010 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2011	$17,428	$383,883	$401,311	5.10%
2012	15,926	304,854	320,780	5.85%
2013	15,444	686,893	702,337	5.47%
2014	14,138	305,012	319,150	6.34%
2015	11,919	309,335	321,254	7.06%
2016	10,561	492,560	503,121	6.16%
2017	9,031	469,324	478,355	5.94%
2018	7,356	300,000	307,356	6.08%
2019	6,322	518,438	524,760	7.97%
2020	4,732	250,000	254,732	6.73%
2021	3,416	-	3,416	5.57%
Thereafter	17,789	50,000	67,789	6.86%

	$134,062	$4,070,299	$4,204,361	6.24%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt and Preferred Units

To the extent that it supports our overall capital strategy, we may purchase additional amounts of our outstanding unsecured debt prior to its stated maturity or redeem or repurchase certain of our Preferred Units held by the General Partner in conjunction with any redemption or repurchases it makes of the corresponding outstanding series of its preferred stock.

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

Historical Cash Flows

Cash and cash equivalents were $18.4 million and $147.5 million at December 31, 2010 and 2009, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net Cash Provided by Operating Activities	$390,776	$401,184	$643,800
Net Cash Used for Investing Activities	(288,790)	(176,139)	(522,764)
Net Cash Used for Financing Activities	(231,106)	(99,791)	(145,797)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we have historically developed Build-for-Sale properties with the intent to sell them at or soon after completion. As a result of the refinement to our strategy in 2009, we have ceased new Build-for-Sale development activity to focus on completion of existing projects. Highlights of operating cash changes are as follows:

•

During the year ended December 31, 2010, we incurred no Build-for-Sale property development costs, compared to $16.9 million and $216.1 million for the years ended December 31, 2009 and 2008, respectively. The decrease is a result of the planned elimination of our Build-for-Sale program.

•

We sold no Build-for-Sale properties in 2010 compared to three in 2009 and 14 in 2008, receiving net proceeds of $31.9 million and $343.0 million, respectively. The 2009 sales were nearly break-even, while the 2008 sales resulted in pre-tax gains of $39.1 million.

•

Net cash flows from third-party construction contracts totaled a net outflow of $6.4 million for the year ended December 31, 2010, compared to a net outflow of $4.6 million and a net inflow of $125.9 million for the years ended December 31, 2009 and 2008, respectively. The higher operating cash flows in 2008 from third-party construction contracts were driven by $105.1 million in cash proceeds from the 2008 sale of a parcel of land that was completed in conjunction with a significant third-party construction project.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Development expenditures for our held-for-rental portfolio totaled $119.4 million for the year ended December 31, 2010, compared to $268.9 million and $436.3 million for the years ended December 31, 2009 and 2008, respectively. The decrease is consistent with our planned reduction in new development activity.

•

During 2010, we paid cash of $488.5 million for real estate acquisitions, compared to $31.7 million in 2009 and $20.1 million in 2008. In addition, we paid cash of $14.4 million for undeveloped land in 2010, compared to $5.5 million in 2009 and $40.9 million in 2008.

•	Sales of land and depreciated property provided $499.5 million in net proceeds in 2010, compared to $256.3 million in 2009 and $116.6 million in 2008.
•	During 2010, we contributed or advanced $53.2 million to fund development activities within unconsolidated companies, compared to $23.5 million in 2009 and $132.2 million in 2008.
•

We received capital distributions (as a result of the sale of properties or refinancing) from unconsolidated subsidiaries of $22.1 million in 2010 and $95.4 million in 2008. We received no such distributions from unconsolidated companies in 2009.

Financing Activities

The following items highlight significant capital transactions:

•

In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date. This compares to repayments of $124.0 million of corporate unsecured debt and $82.1 million of senior unsecured notes with effective interest rates of 6.83% and 7.86%, respectively, on their scheduled maturity dates in February 2009 and November 2009, respectively. We also repaid $125.0 million and $100.0 million of senior unsecured notes with effective interest rates of 3.36% and 6.76%, respectively, on their scheduled maturity dates in January 2008 and May 2008, respectively.

•

In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at an effective rate of 6.75% and mature in March 2020. In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at an effective rate of 7.50% and $250.0 million of senior unsecured notes due in 2019 bearing interest at an effective rate of 8.38%. We also issued $325.0 million of senior unsecured notes in May 2008 with an effective interest rate of 7.36% due in 2013.

•

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of $298.1 million. In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.4 million. The proceeds from both offerings were contributed to us in exchange for additional General Partner Units. The General Partner had no common stock issuances in 2008.

•

During 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million. Throughout 2009 and the fourth quarter of 2008, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011. In 2009, cash payments of $500.9 million were made to repurchase notes with a face value of $542.9 million, compared to cash payments of $36.5 million made in the fourth quarter of 2008 for notes with a face value of $38.5 million.

•

Throughout 2010, the General Partner completed open market repurchases of approximately 4.5 million shares of its 8.375% Series O preferred stock. The General Partner paid $118.8 million to repurchase these shares, which had a face value of $112.1 million. During the fourth quarter of 2008, in order to take advantage of the significant discounts at which they were trading, the General Partner opportunistically repurchased portions of all outstanding series of its preferred shares, which had a total redemption value of approximately $27.4 million, in the open market for $12.4 million. For all of these repurchases, we then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•

We increased net borrowings on the Partnership’s $850.0 million line of credit by $175.0 million for the year ended December 31, 2010, compared to a decrease of $474.0 million in 2009 and a decrease of $69.0 million in 2008.

•	We paid cash distributions of $0.68 per Common Unit in 2010, compared to cash distributions of $0.76 per Common Unit in 2009 and $1.93 per Common Unit in 2008. In order to retain additional cash to help meet our capital needs, we reduced our quarterly distributions beginning in the first quarter of 2009.
•

In February, March and July 2009, we received cash proceeds of $270.0 million from three 10-year secured debt financings that are secured by 32 rental properties. The secured debt bears interest at a weighted average rate of 7.69% and matures at various points in 2019.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.
•

In February 2008, we received net proceeds of approximately $290.0 million from the General Partner’s issuance of shares of its Series O Cumulative Redeemable Preferred Stock; the General Partner had no new preferred equity issuances in 2009 or 2010.

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

Our investments in and advances to unconsolidated companies represent approximately 5% and 7% of our total assets as of December 31, 2010 and 2009, respectively. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2010 and 2009, respectively (in thousands, except percentage data):

	Joint Ventures
	2010	2009
Land, buildings and tenant improvements, net	$1,687,228	$2,072,435
Construction in progress	120,834	128,257
Undeveloped land	177,473	176,356
Other assets	242,461	260,249

	$2,227,996	$2,637,297

Indebtedness	$1,082,823	$1,319,696
Other liabilities	66,471	75,393

	1,149,294	1,395,089
Owners’ equity	1,078,702	1,242,208

	$2,227,996	$2,637,297

Rental revenue	$228,378	$254,787

Gain on sale of properties	$4,517	$-

Net income	$19,202	$9,760

Total square feet	23,522	44,207
Percent leased	89.24%	86.31%

Dugan generated $42.5 million in revenues and $6.4 million of net income in the six months of 2010 prior to its July 1 consolidation. Dugan generated $85.7 million of revenues and $12.5 million of net income during 2009, and had total assets of $649.3 million as of December 31, 2009.

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2010, we were subject to certain contractual payment obligations as described in the table below:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt (1)	$5,413,606	$629,781	$548,966	$725,060	$498,912	$473,417	$2,537,470
Lines of credit (2)	214,225	28,046	9,604	176,575	-	-	-
Share of debt of unconsolidated joint ventures (3)	447,573	87,602	27,169	93,663	34,854	65,847	138,438
Ground leases	103,563	2,199	2,198	2,169	2,192	2,202	92,603
Operating leases	2,704	840	419	395	380	370	300
Development and construction backlog costs (4)	521,041	476,314	44,727	-	-	-	-
Other	1,967	1,015	398	229	90	54	181

Total Contractual Obligations	$6,704,679	$1,225,797	$633,481	$998,091	$536,428	$541,890	$2,768,992

(1)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rates as of December 31, 2010.
(2)	Our unsecured lines of credit consist of an operating line of credit that matures February 2013 and the line of credit of a consolidated subsidiary that matures July 2011. Interest expense for our unsecured lines of credit was calculated using the most recent stated interest rates that were in effect.
(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2010.
(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.

Related Party Transactions

We provide property and asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2010, 2009 and 2008, respectively, we earned management fees of $7.6 million, $8.4 million and $7.8 million, leasing fees of $2.7 million, $4.2 million and $2.8 million and construction and development fees of $10.3 million, $10.2 million and $12.7 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

We have guaranteed the repayment of $95.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of six of our unconsolidated subsidiaries. At December 31, 2010, the maximum guarantee exposure for these loans was approximately $245.4 million. With the exception of the guarantee of the debt of 3630 Peachtree joint venture, for which we recorded a contingent liability in 2009 of $36.3 million, management believes it probable that we will not be required to satisfy these guarantees.

We lease certain land positions with terms extending to December 2080, with a total obligation of $103.6 million. No payments on these ground leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

On January 1, 2009, we adopted a newly effective accounting standard for convertible debt instruments that may be settled in cash upon conversion. The new standard required separate accounting for the debt and equity components of certain convertible instruments. Our Exchangeable Notes issued in November 2006 have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes were subject to the accounting changes required by the new standard, which required that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense.

At December 31, 2010, the Exchangeable Notes had $167.6 million of principal outstanding, with an unamortized discount of $2.1 million and a net carrying amount of $165.6 million. The carrying amount of the equity component was $34.7 million at December 31, 2010. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$7,136	$14,850	$21,574
Effect of accounting for convertible debt	2,474	5,024	6.536

Total interest expense on Exchangeable Notes	$9,610	$19,874	$28,110

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that became effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIE’s. This new accounting standard did not have a significant impact on our financial position and results of operations upon adoption.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at December 31, 2010.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate secured debt	$27,048	$102,028	$99,492	$66,123	$68,728	$674,494	$1,037,913	$1,069,562
Weighted average interest rate	6.95%	6.00%	5.86%	6.46%	5.50%	6.62%
Variable rate secured debt	$785	$16,906	$880	$935	$300	$3,101	$22,907	$22,906
Weighted average interest rate	0.72%	4.79%	0.74%	0.75%	0.50%	0.50%
Fixed rate unsecured debt	$355,432	$201,846	$426,965	$252,092	$252,226	$1,461,934	$2,950,495	$3,164,651
Weighted average interest rate	5.17%	5.87%	6.40%	6.33%	7.49%	6.66%
Unsecured lines of credit	$18,046	$-	$175,000	$-	$-	$-	$193,046	$193,224
Rate at December 31, 2010	1.11%	N/A	3.01%	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2010, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates.

Interest expense on our unsecured lines of credit will be affected by fluctuations in LIBOR indices as well as changes in our credit rating.

At December 31, 2010, the par value of our unsecured debt was $3.0 billion and we estimated the fair value of that unsecured debt to be $3.2 billion. At December 31, 2009, the par value of our unsecured notes was $3.1 billion and our estimate of the fair value of that debt was $3.0 billion.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 for which no Form 8-K was filed.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership does not have any directors or executive officers. The following is a summary of the executive officers of the General Partner as of January 1, 2011:

Dennis D. Oklak, age 57. Mr. Oklak joined the General Partner in 1986. He held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner’s Board of Directors in April 2004. In April 2005, Mr. Oklak was appointed Chairman of the General Partner’s Board of Directors. Mr. Oklak serves on the Board of Governors of the National Association of Real Estate Investment Trusts, or “NAREIT,” and is a member of the Real Estate Roundtable and co-chair of the Roundtable’s Sustainability Policy Advisory Committee. From 2003 to 2009, Mr. Oklak was a member of the board of directors of publicly-traded recreational vehicle manufacturer, Monaco Coach Corporation. He also is a member of the board of directors and the Executive Committee of the Central Indiana Corporate Partnership and serves on the Dean’s Executive Advisory Board of Ball State University’s Miller College of Business. Mr. Oklak has served as a director of the General Partner since 2004.

Christie B. Kelly, age 49. Ms. Kelly was appointed as Executive Vice President and Chief Financial Officer of the General Partner effective February 27, 2009. Ms. Kelly has 25 years of experience ranging from financial planning and strategic development to senior leadership roles in financial management, mergers and acquisitions, information technology and investment banking. Prior to joining the General Partner, Ms. Kelly served as Senior Vice President of the Global Real Estate Group at Lehman Brothers from 2007 to February 2009. Previously, Ms. Kelly was employed by General Electric Company from 1983 to 2007 and served in numerous finance and operational leadership roles, including Business Development Leader for Mergers and Acquisitions for GE Real Estate from 2003 to 2007.

Howard L. Feinsand, age 63. Mr. Feinsand has served as the General Partner’s Executive Vice President and General Counsel since 1999, and, since 2003, also has served as the General Partner’s Corporate Secretary. Mr. Feinsand served on the General Partner’s Board of Directors from 1988 to January 2003. From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd. From 1995 until 1996, he was Managing Director of Citicorp North America, Inc. He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc. from 1989 to 1995. From 1971 through 1989, Mr. Feinsand practiced law in New York City. Mr. Feinsand serves as Chair of the Board of Directors of The Alliance Theatre at the Woodruff Arts Center in Atlanta, Georgia and as Vice Chair of the Board of Trustees and member of the Executive Committee of the Woodruff Arts Center. Mr. Feinsand is a trustee of the Jewish Federation of Greater Atlanta.

Steven R. Kennedy, age 54. Mr. Kennedy was named as the General Partner’s Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.

All other information required by this item will be contained in the General Partner’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of this Report will be contained in the General Partner’s 2011 Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report will be contained in the General Partner’s 2011 Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to Item 13 of this Report will be contained in the General Partner’s 2011 Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to Item 14 of this Report will be contained in the General Partner’s 2011 Proxy Statement, which information is incorporated herein by this reference.

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

The following Consolidated Financial Statements, together with the Management’s Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations, Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows, Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity, Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.	Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1	Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007, and incorporated herein by this reference).

3.2	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on November 3, 2009, and incorporated herein by this reference).

4.1	Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on July 30, 2009, and incorporated herein by this reference).

4.2	Fourth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.2 to the General Partner’s Current Report on Form 8-K, filed with the SEC on July 30, 2009, and incorporated herein by this reference).

4.3(i)	Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on September 22, 1995, and incorporated herein by this reference).

4.3(ii)	Fourth Supplemental Indenture, dated August 21, 1997, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.8 to the General Partner’s Registration Statement on Form S-4, filed with the SEC on May 4, 1999, and incorporated herein by this reference).

4.3(iii)	Ninth Supplemental Indenture, dated March 5, 2001, between the Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, filed with the SEC on March 2, 2001, and incorporated herein by this reference).

4.3(iv)	Eleventh Supplemental Indenture, dated August 26, 2002, between the Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, filed with the SEC on August 26, 2002, and incorporated herein by this reference).

4.3(v)	Thirteenth Supplemental Indenture, dated May 22, 2003, between the Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, filed with the SEC on May 22, 2003, and incorporated herein by this reference).

4.3(vi)	Seventeenth Supplemental Indenture, dated August 16, 2004, between the Partnership and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the Partnership’s Current Report on Form 8-K, filed with the SEC on August 18, 2004, and incorporated herein by this reference).

4.3(vii)	Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on March 3, 2006, and incorporated herein by this reference).

4.3(viii)	Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on July 28, 2006, and incorporated herein by this reference).

4.4(i)	Indenture, dated as of July 28, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner’s automatic shelf registration statement on Form S-3, filed with the SEC on July 31, 2006, and incorporated herein by this reference).

4.4(ii)	First Supplemental Indenture, dated as of August 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.625% Senior Notes Due 2011 (filed as Exhibit 4.1 to the Partnerships’ Current Report on
Form 8-K, filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iii)	Second Supplemental Indenture, dated as of August 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership’s Current Report on
Form 8-K, filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.4(iv)	Third Supplemental Indenture, dated as of September 11, 2007, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on September 12, 2007, and incorporated herein by this reference).

4.4(v)	Fourth Supplemental Indenture, dated as of May 8, 2008, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on May 8, 2008, and incorporated herein by this reference).

4.4(vi)	Fifth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 7.375% Senior Notes due 2015 (filed as Exhibit 4.1 to the

Partnership’s Current Report on Form 8-K, filed with the SEC on August 12, 2009, and incorporated herein by this reference).

4.4(vii)	Sixth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 8.25% Senior Notes due 2019 (filed as Exhibit 4.2 to the Partnership’s current Report on Form 8-K, filed with the SEC on August 12, 2009, and incorporated herein by this reference).

4.4(viii)	Seventh Supplemental Indenture, dated as of April 1, 2010, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 6.75% Senior Notes Due 2020 (filed as Exhibit 4.1 to the Partnership’s Current Report on
Form 8-K, filed with the SEC on April 1, 2010, and incorporated herein by this reference).

4.5	Indenture, dated November 22, 2006, by and among the Partnership, the General Partner and The Bank of New York Trust Company, N.A., as trustee, including the form of 3.75% Exchangeable Senior Note due 2011 (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K,filed with the SEC on November 29, 2006, and incorporated herein by this reference).

10.1	Promissory Note of Duke Realty Services Limited Partnership (the “Services Partnership”) (filed as Exhibit 10.3 to the General Partner’s Registration Statement on Form S-2, filed with the SEC on June 8, 1993, and incorporated herein by this reference).

10.2(i)	The General Partner’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Appendix A to the General Partner’s Definitive Proxy Statement on Schedule 14A, dated March 18, 2009, filed with the SEC on March 18, 2009, and incorporated herein by this reference).#

10.2(ii)	2009 Amendment to the General Partner’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2010, and incorporated herein by this reference).#

10.2(iii)	2010 Amendment to the General Partner’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.3	The General Partner’s 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.4(i)	The General Partner’s Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.4(ii)	Amendment One to the General Partner’s 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on

Form 8-K, filed with the SEC on October 31, 2005, and incorporated herein by this reference).#

10.4(iii)	Amendment Two to the General Partner’s 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on February 7, 2006, and incorporated herein by this reference).#

10.4(iv)	Amendment Three to the General Partner’s 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2006, and incorporated herein by this reference).#

10.5	Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.6	Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.7	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.8	The General Partner’s 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on December 9, 2005, and incorporated herein by this reference).#

10.9	Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the General Partner’s Current Report on Form 8-K, filed with the SEC on December 9, 2005, and incorporated herein by this reference).#

10.10(i)	1995 Key Employee Stock Option Plan of the General Partner (filed as Exhibit 10.13 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on February 21, 1996, File No. 001-09044, and incorporated herein by this reference).#

10.10(ii)	Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(iii)	Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(iv)	Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(v)	Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(vi)	Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(vii)	Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(viii)	Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.10(ix)	Amendment Eight to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.15(ix) to the General Partner’s Annual Report on Form 10-K, filed with the SEC on March 1, 2007, and incorporated herein by this reference).#

10.10(x)	Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.10(xi)	Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2006, and incorporated herein by this reference).#

10.10(xii)	Amendment Eleven to the Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 4, 2010, and incorporated herein by this reference).

10.11(i)	Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(ii)	Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iii)	Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iv)	Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.11 (v)	Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005, and incorporated herein by this reference).#

10.12(i)	1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on February 21, 1996, and incorporated herein by this reference).#

10.12(ii)	Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(iii)	Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(iv)	Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(v)	Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.12(vi)	Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.13(i)	1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner’s Registration Statement on Form S-4, filed with the SEC on May 4, 1999, and incorporated herein by this reference).#

10.13(ii)	Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the General Partner’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 16, 2005, and incorporated herein by this reference).#

10.14(i)	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the General Partner’s Registration Statement on Form S-4, filed with the SEC on May 4, 1999, and incorporated herein by this reference).#

10.14(ii)	Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.14(iii)	Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.15(i)	2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the General Partner’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 15, 2001, and incorporated herein by this reference).#

10.15(ii)	Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.15(iii)	Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004, and incorporated herein by this reference).#

10.15(iv)	Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on May 2, 2006, and incorporated herein by this reference).#

10.16(i)	Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the General Partner’s Registration Statement on Form S-8, filed with the SEC on March 24, 2004, and incorporated herein by this reference).#

10.16(ii)	Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.21(II) to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).#

10.16(iii)	Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.16(iv)	Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2006, and incorporated herein by this reference).#

10.17	Term Loan Agreement, Dated May 31, 2005, by and between the Partnership, the General Partner, J.P. Morgan Securities, Inc., J.P. Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on June 6, 2005, and incorporated herein by this reference).

10.18(i)	Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Howard L. Feinsand and Steven R. Kennedy (filed as Exhibit 10.23 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference).

10.18(ii)	Form of Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the General Partner and Christie B. Kelly (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2009, and incorporated herein by this reference).

10.19	Commercial Multi-Property Agreement of Purchase and Sale, dated January 24, 2006, by and among the Partnership, The Mark Winkler Company, and each of the other entities controlled by or affiliated with The Mark Winkler Company named therein, as amended by the First Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated February 28, 2006, the Second Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated March 10, 2006, and the Third Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated April 21, 2006 (filed as Exhibit 10.1 to the General Partner’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2006, and incorporated herein by this reference).

10.20	Sixth Amended and Restated Revolving Credit Agreement dated November 20, 2009, among the Partnership, the General Partner, J.P. Morgan Securities, Inc., Wells Fargo Securities, LLC, and J.P. Morgan Chase Bank, National Association (filed as Exhibit 99.1 to the General Partner’s Current Report on Form 8-K, filed with the SEC on November 25, 2009, and incorporated herein by this reference).

10.21	Term Loan Agreement, dated as of February 28, 2006, by and among the Partnership, as borrower, the General Partner, as Guarantor, certain of their respective subsidiaries, as guarantors, Bank of America, N.A., individually and as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Sole Book Runner, and each of the other lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on March 3, 2006, and incorporated herein by this reference).

10.22	Registration Rights Agreement, dated November 22, 2006, by and among the Partnership, the General Partner, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed with the SEC on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.23	Common Stock Delivery Agreement, dated November 22, 2006, by and between Duke Realty Limited Partnership and the General Partner (filed as Exhibit 10.2 to the

Partnership’s Current Report on Form 8-K, filed with the SEC on November 29, 2006, and incorporated herein by this reference).

10.24	Contribution Agreement, dated December 5, 2006, by and between the Partnership and Quantico and Belbrook Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.30 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).(1)

10.25	Contribution Agreement, dated December 5, 2006, by and between the Partnership and Lafayette and Belcrest Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.31 to the General Partner’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).(1)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

21.1	List of the Partnership’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the General Partner’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the General Partner’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the General Partner’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the General Partner’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Report and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Management’s Report on Internal Control

We, as management of Duke Realty Limited Partnership and its subsidiaries (the “Partnership”), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the General Partner’s principal executive and principal financial officers, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

Report of Independent Registered Public Accounting Firm

The Partners of

Duke Realty Limited Partnership:

We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the “Partnership”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana

March 4, 2011

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2010	2009
ASSETS
Real estate investments:
Land and improvements	$1,166,409	$1,106,016
Buildings and tenant improvements	5,396,339	5,284,103
Construction in progress	61,205	103,298
Investments in and advances to unconsolidated companies	367,445	501,121
Undeveloped land	625,353	660,723

	7,616,751	7,655,261
Accumulated depreciation	(1,290,417)	(1,311,733)

Net real estate investments	6,326,334	6,343,528

Real estate investments and related assets held-for-sale	394,287	-

Cash and cash equivalents	18,419	147,539
Accounts receivable, net of allowance of $2,945 and $3,198	22,588	20,604
Straight-line rent receivable, net of allowance of $7,260 and $6,929	125,185	131,934
Receivables on construction contracts, including retentions	7,408	18,755
Deferred financing costs, net of accumulated amortization of $46,407 and $37,577	46,317	54,486
Deferred leasing and other costs, net of accumulated amortization of $269,000 and $240,151	517,934	371,286
Escrow deposits and other assets	185,652	216,361

	$7,644,124	$7,304,493

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,065,628	$785,797
Unsecured notes	2,948,405	3,052,465
Unsecured lines of credit	193,046	15,770

	4,207,079	3,854,032

Liabilities related to real estate investments held-for-sale	14,732	-

Construction payables and amounts due subcontractors, including retentions	44,782	43,147
Accrued real estate taxes	83,615	84,347
Accrued interest	62,407	62,971
Other accrued expenses	61,354	49,166
Other liabilities	129,860	198,906
Tenant security deposits and prepaid rents	50,450	44,258

Total liabilities	4,654,279	4,336,827

Partners’ equity:
General Partner:
Common equity (252,195 and 224,029 General Partner Units issued and outstanding)	2,046,617	1,918,329
Preferred equity (3,618 and 4,067 Preferred Units issued and outstanding)	904,540	1,016,625

	2,951,157	2,934,954
Limited Partners’ common equity (5,231 and 6,609 Limited Partner Units issued and outstanding)	34,894	31,192
Accumulated other comprehensive loss	(1,432)	(5,630)

Total partners’ equity	2,984,619	2,960,516
Noncontrolling interests	5,226	7,150

Total equity	2,989,845	2,967,666

	$7,644,124	$7,304,493

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per unit amounts)

	2010	2009	2008
Revenues:
Rental and related revenue	$878,242	$842,232	$802,791
General contractor and service fee revenue	515,361	449,509	434,624

	1,393,603	1,291,741	1,237,415

Expenses:
Rental expenses	197,985	192,270	179,373
Real estate taxes	118,006	111,189	95,872
General contractor and other services expenses	486,865	427,666	418,743
Depreciation and amortization	349,064	323,429	293,019

	1,151,920	1,054,554	987,007

Other operating activities:
Equity in earnings of unconsolidated companies	7,980	9,896	23,817
Gain on sale of properties	39,662	12,337	39,057
Earnings from sales of land	-	357	12,651
Undeveloped land carrying costs	(9,203)	(10,403)	(8,204)
Impairment charges	(9,834)	(275,630)	(10,165)
Other operating expenses	(1,231)	(1,017)	(8,298)
General and administrative expense	(41,329)	(47,937)	(39,508)

	(13,955)	(312,397)	9,350

Operating income (loss)	227,728	(75,210)	259,758

Other income (expenses):
Interest and other income, net	534	1,229	1,451
Interest expense	(239,383)	(205,952)	(184,000)
Gain (loss) on debt transactions	(16,349)	20,700	1,953
Gain (loss) on acquisitions, net	55,820	(1,062)	-

Income (loss) from continuing operations before income taxes	28,350	(260,295)	79,162
Income tax benefit (expense)	1,126	6,070	7,005

Income (loss) from continuing operations	29,476	(254,225)	86,167
Discontinued operations:
Income before impairment charges and gain on sales	2,732	2,885	8,546
Impairment charges	-	(26,936)	(1,266)
Gain on sale of depreciable properties	33,054	6,786	16,961

Income (loss) from discontinued operations	35,786	(17,265)	24,241
Net income (loss)	65,262	(271,490)	110,408
Distributions on Preferred Units	(69,468)	(73,451)	(71,426)
Adjustments for repurchase of Preferred Units	(10,438)	-	14,046
Net loss attributable to noncontrolling interests	185	241	637

Net income (loss) attributable to common unitholders	$(14,459)	$(344,700)	$53,665

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.22)	$(1.59)	$0.18
Discontinued operations attributable to common unitholders	0.15	(0.08)	0.16

Total	$(0.07)	$(1.67)	$0.34

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.22)	$(1.59)	$0.18
Discontinued operations attributable to common unitholders	0.15	(0.08)	0.16

Total	$(0.07)	$(1.67)	$0.34

Weighted average number of Common Units outstanding	244,870	207,893	154,534

Weighted average number of Common Units and potential dilutive securities	244,870	207,893	154,553

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$65,262	$(271,490)	$110,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	271,058	266,803	246,441
Amortization of deferred leasing and other costs	89,126	73,323	68,511
Amortization of deferred financing costs	13,897	13,679	13,640
Straight-line rent adjustment	(15,233)	(18,832)	(15,118)
Impairment charges	9,834	302,566	11,431
(Gain) loss on debt extinguishment	16,349	(20,700)	(1,953)
(Gain) loss on acquisitions	(57,715)	1,062	-
Deferred tax asset valuation allowance	-	7,278	-
Earnings from land and depreciated property sales	(72,716)	(19,480)	(29,612)
Build-for-Sale operations, net	-	14,482	80,751
Third-party construction contracts, net	(6,449)	(4,583)	125,855
Other accrued revenues and expenses, net	68,512	48,543	27,828
Operating distributions received in excess of equity in earnings from unconsolidated companies	8,851	8,533	5,618

Net cash provided by operating activities	390,776	401,184	643,800

Cash flows from investing activities:
Development of real estate investments	(119,404)	(268,890)	(436,256)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(488,539)	(31,658)	(20,123)
Acquisition of undeveloped land	(14,404)	(5,474)	(40,893)
Second generation tenant improvements, leasing costs and building improvements	(88,723)	(79,054)	(74,814)
Other deferred leasing costs	(38,905)	(23,329)	(30,498)
Other assets	(7,260)	(583)	109
Proceeds from land and depreciated property sales, net	499,520	256,330	116,563
Capital distributions from unconsolidated companies	22,119	-	95,392
Capital contributions and advances to unconsolidated companies, net	(53,194)	(23,481)	(132,244)

Net cash used for investing activities	(288,790)	(176,139)	(522,764)

Cash flows from financing activities:
Contributions from the General Partner	298,066	551,136	17,125
Proceeds from issuance of Preferred Units, net	-	-	290,000
Payments for repurchases of Preferred Units	(118,787)	-	(12,405)
Proceeds from unsecured debt issuance	250,000	500,000	325,000
Payments on and repurchases of unsecured debt	(392,597)	(707,016)	(261,479)
Proceeds from secured debt financings	4,158	290,418	-
Payments on secured indebtedness including principal amortization	(207,060)	(11,396)	(55,600)
Borrowings (payments) on lines of credit, net	177,276	(467,889)	(62,408)
Distributions to common unitholders	(165,881)	(156,357)	(298,220)
Distributions to preferred unitholders	(69,468)	(73,451)	(71,439)
Contributions from (distributions to) noncontrolling interests, net	(1,739)	3,443	1,935
Cash settlement of interest rate swaps	-	-	(14,625)
Deferred financing costs	(5,074)	(28,679)	(3,681)

Net cash used for financing activities	(231,106)	(99,791)	(145,797)

Net increase (decrease) in cash and cash equivalents	(129,120)	125,254	(24,761)

Cash and cash equivalents at beginning of year	147,539	22,285	47,046

Cash and cash equivalents at end of year	$18,419	$147,539	$22,285

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$527,464	$-	$39,480

Contribution of properties to, net of debt assumed by, unconsolidated companies	$41,609	$20,663	$133,312

Investments and advances related to acquisition of previously unconsolidated companies	$184,140	$206,852	$-

Distribution of property from unconsolidated company	$-	$-	$76,449

Conversion of Limited Partner Units to common shares of the General Partner	$(8,055)	$592	$3,916

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners’	Other	Total
	Common	Preferred	Common	Comprehensive	Partners’	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2007	$2,039,785	$744,000	$76,415	$(1,279)	$2,858,921	$2,650	$2,861,571
Comprehensive income:
Net income	36,362	71,426	3,257	-	111,045	(637)	110,408
Derivative instrument activity	-	-	-	(7,373)	(7,373)	-	(7,373)

Comprehensive income					103,672	(637)	103,035
Issuance of Series O Preferred Units	(10,000)	300,000	-	-	290,000	-	290,000
Capital Contribution from the General Partner	15,516	-	-	-	15,516	-	15,516
Stock based compensation plan activity	13,668	-	-	-	13,668	-	13,668
Conversion of Limited Partner Units to common shares of the General Partner	13,149	-	(17,065)	-	(3,916)	-	(3,916)
Distributions to Preferred Unitholders	-	(71,426)	-	-	(71,426)	-	(71,426)
Repurchase of Preferred Units	14,970	(27,375)	-	-	(12,405)	-	(12,405)
Distributions to Partners ($1.93 per Common Unit)	(283,448)	-	(14,772)	-	(298,220)	-	(298,220)
Contributions to noncontrolling interests, net	-	-	-	-	-	1,935	1,935

Balance at December 31, 2008	$1,840,002	$1,016,625	$47,835	$(8,652)	$2,895,810	$3,948	$2,899,758
Comprehensive loss:
Net income (loss)	(333,601)	73,451	(11,099)	-	(271,249)	(241)	(271,490)
Derivative instrument activity	-	-	-	3,022	3,022	-	3,022

Comprehensive loss					(268,227)	(241)	(268,468)
Capital Contribution from the General Partner	551,404	-	-	-	551,404	-	551,404
Stock based compensation plan activity	11,337	-	-	-	11,337	-	11,337
Conversion of Limited Partner Units to common shares of the General Partner	577	-	(577)	-	-	-	-
Distributions to Preferred Unitholders	-	(73,451)	-	-	(73,451)	-	(73,451)
Distributions to Partners
($.76 per Common Unit)	(151,390)	-	(4,967)	-	(156,357)	-	(156,357)
Contributions to noncontrolling interests, net	-	-	-	-	-	3,443	3,443

Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666
Comprehensive income (loss):
Net income (loss)	(3,670)	69,468	(351)	-	65,447	(185)	65,262
Derivative instrument activity	-	-	-	4,198	4,198	-	4,198

Comprehensive income (loss)					69,645	(185)	69,460
Capital Contribution from the General Partner	298,066	-	-	-	298,066	-	298,066
Stock based compensation plan activity	10,528	-	-	-	10,528	-	10,528
Conversion of Limited Partner Units to common shares of the General Partner	(8,055)	-	8,055	-	-	-	-
Distributions to Preferred Unitholders	-	(69,468)	-	-	(69,468)	-	(69,468)
Repurchase of Preferred Units	(6,702)	(112,085)			(118,787)		(118,787)
Distributions to Partners ($.68 per Common Unit)	(161,879)	-	(4,002)	-	(165,881)	-	(165,881)
Distributions to noncontrolling interests	-	-	-	-	-	(1,739)	(1,739)

Balance at December 31, 2010	$2,046,617	$904,540	$34,894	$(1,432)	$2,984,619	$5,226	$2,989,845

Common Units outstanding at December 31, 2010	252,195		5,231		257,426

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	The Partnership

Duke Realty Limited Partnership (the “Partnership”) was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a Real Estate Investment Trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 98.0% of the common Partnership interests as of December 31, 2010 (“General Partner Units”). The remaining 2.0% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

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

(2)	Summary of Significant Accounting Policies

FASB Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) that established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“GAAP”) for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards but did not impact any of our existing accounting policies.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and variable interest entities (“VIEs”) in which we are not the primary beneficiary, are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2009 and 2008 have been reclassified to conform to the 2010 consolidated financial statement presentation.

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

Depreciation

Buildings and land improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 and 15 years, respectively, for properties that we develop, and not to exceed 30 and 10 years, respectively, for acquired properties. Tenant improvement costs are depreciated using the straight-line method over the term of the related lease.

Cost Capitalization

Direct and certain indirect costs clearly associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. We capitalize a portion of our indirect costs associated with our construction, development and leasing efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Purchase Accounting

On January 1, 2009, we adopted the new accounting standard (FASB ASC 805) on purchase accounting, which required acquisition related costs to be expensed immediately as period costs. This new standard also requires that (i) 100% of the assets and liabilities of an acquired entity, as opposed to the amount proportional to the portion acquired, must be recorded at fair value upon an acquisition and (ii) a gain or loss must be recognized for the difference between the fair value and the carrying value of any existing ownership interests in acquired entities. Finally, this new standard requires that contingencies arising from a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

Joint Ventures

We have equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. We consolidate those joint ventures that are considered to be variable interest entities (“VIEs”) where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary.

On January 1, 2010, we adopted a new accounting standard that eliminated the primarily quantitative model previously in effect to determine the primary beneficiary of a VIE and replaced it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. This new standard requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIEs. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. We were not the primary beneficiary of any VIEs at January 1, 2010 and the implementation of this new accounting standard did not have a material impact on our results of operation or financial condition.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2010, events took place within two of our unconsolidated joint ventures that required us to re-evaluate our previous conclusions that these two joint ventures were not VIEs. Upon reconsideration, we determined that the fair values of the equity investments at risk were not sufficient, when considering their overall capital requirements, and we therefore concluded that these two ventures now meet the applicable criteria to be considered VIEs.

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

The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees, for entities we have determined to be VIEs as of December 31, 2010:

	Carrying Value		Maximum Loss Exposure
Investment in Unconsolidated Company	$31.7 million		$31.7 million
Guarantee Obligations (1)	$(25.2 million	)	$(63.7 million	)

(1)	We are party to joint and several guarantees of the third-party debt of both of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. In 2009, we recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures. Pursuant to an agreement with the lender, we may make member loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

To the extent that our joint ventures do not qualify as VIEs, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation of Receivables

We reserve the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Additional reserves are recorded for more current amounts, as applicable, where we have determined collectability to be doubtful. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of current rent receivables, are reviewed and reserved as necessary.

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

Convertible Debt Accounting

On January 1, 2009, we adopted a new accounting standard (FASB ASC 470) for convertible debt instruments that may be settled in cash upon conversion. This new standard required separate accounting for the debt and equity components of certain convertible instruments. Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), issued in November 2006, have an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of the General Partner’s common stock. The Exchangeable Notes were subject to the accounting changes required by this new standard, which required that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense. We were required to apply this new accounting standard retrospectively to prior periods.

At December 31, 2010, the Exchangeable Notes had $167.6 million of principal outstanding, an unamortized discount of $2.1 million and a net carrying amount of $165.6 million. The carrying amount of the equity component was $34.7 million at December 31, 2010. Subsequent to the implementation of the new standard, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$7,136	$14,850	$21,574
Effect of accounting for convertible debt	2,474	5,024	6,536

Total interest expense on Exchangeable Notes	$9,610	$19,874	$28,110

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Receivables on construction contracts were in an over-billed position of $160,000 and $470,000 at December 31, 2010 and 2009.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property Sales

Gains on sales of all properties are recognized in accordance with FASB ASC 360-20. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer (“partial sales”) and our level of future involvement with the property or the buyer that acquires the assets. If the full accrual sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.

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

The following table reconciles the components of basic and diluted net income (loss) per Common Unit (in thousands):

	2010	2009	2008
Net income (loss) attributable to common unitholders	$(14,459)	$(344,700)	$53,665
Less: Distributions on share-based awards expected to vest	(2,513)	(1,759)	(1,631)

Basic and diluted net income (loss) attributable to common unitholders	$(16,972)	$(346,459)	$52,034

Weighted average number of Common Units outstanding	244,870	207,893	154,534
Other potential dilutive units	-	-	19

Weighted average number of Common Units and potential dilutive securities	244,870	207,893	154,553

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Substantially all potential shares related to the General Partner’s stock-based compensation plans as well as our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) are anti-dilutive for all years presented. The following table summarizes the data that is excluded from the computation of net income (loss) per Common Unit as a result of being anti-dilutive (in thousands):

	2010	2009	2008
Anti-dilutive potential units under stock-based compensation plans	4,713	7,872	8,219
Anti-dilutive potential units under the Exchangeable Notes	3,890	8,089	11,771

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

Refinements to our operating strategy in 2009 caused us to reduce our projections of taxable income in our taxable REIT subsidiary. As the result of these changes in our projections, we determined that it was more likely than not that the taxable REIT subsidiary would not generate sufficient taxable income to realize any of its deferred tax assets. Accordingly, a full valuation allowance was established for our deferred tax assets in 2009, which we have continued to maintain through December 31, 2010. Income taxes are not material to our operating results or financial position.

We received income tax refunds, net of federal and state income tax payments, of $19.7 million in 2010. We paid federal and state income taxes of $800,000 and $3.5 million in 2009 and 2008, respectively. The taxable REIT subsidiaries have no significant net deferred income tax or unrecognized tax benefit items.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements

On January 1, 2009, we adopted a new accounting standard (FASB ASC 820) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination.

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

(3)	Significant Acquisitions and Dispositions

2010 Acquisition of Remaining Interest in Dugan Realty, L.L.C.

On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.7 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.6 million. As the result of this transaction we obtained 100% of Dugan’s membership interests.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 63 net acres of undeveloped land located in Midwest and Southeast markets. Dugan had a secured loan with a face value of $195.4 million due in October 2010, which was repaid at its scheduled maturity date, and a secured loan with a face value of $87.6 million due in October 2012 (see Note 8). The acquisition was completed in order to pursue our strategy to increase our overall allocation to industrial real estate assets.

The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	$502,418
Lease related intangible assets	107,155
Other assets	28,658

Total acquired assets	$638,231

Secured debt	$285,376
Other liabilities	20,243

Total assumed liabilities	$305,619

Fair value of acquired net assets (represents 100% interest)	$332,612

We previously managed and performed other ancillary services for Dugan’s properties and, as a result, Dugan had no employees of its own and no separately recognizable brand identity. As such, we determined that the consideration paid to the seller, plus the fair value of the incremental share of the assumed liabilities, represented the fair value of the additional interest in Dugan that we acquired, and that no goodwill or other non-real estate related intangible assets were required to be recognized through the transaction. Accordingly, we also determined that the fair value of the acquired ownership interest in Dugan equaled the fair value of our existing ownership interest.

In conjunction with acquiring our partner’s ownership interest in Dugan, we derecognized a $50.0 million liability related to a put option held by our partners. The put liability was originally recognized in October 2000, in connection with a sale of industrial properties and undeveloped land to Dugan, at which point our joint venture partner was given an option to put up to $50.0 million of its interest in Dugan to us in exchange for our common stock or cash (at our option). Our gain on acquisition, considering the derecognition of the put liability, was calculated as follows (in thousands):

Fair value of existing interest (represents 50% interest)	$166,306
Less:
Carrying value of investment in Dugan	158,591
Put option liability derecognized	(50,000)

108,591

Gain on acquisition	$57,715

Since the acquisition date, Dugan’s results of operations have been included in continuing operations in our consolidated financial statements and have generated $38.7 million of incremental rental revenue, $4.4 million of incremental rental expenses, and $7.1 million of incremental real estate tax expense. We additionally have recognized $5.2 million of interest expense, subsequent to the acquisition date, related to Dugan’s two secured loans.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other 2010 Acquisitions

We also acquired additional properties during the year ended December 31, 2010 as shown below:

Location	Product Type	Number of Buildings
Phoenix, Arizona	Industrial	1
South Florida	Industrial	40
Houston, Texas	Industrial	3
Chicago, Illinois	Industrial	2
Nashville, Tennessee	Industrial	1
Columbus, Ohio	Industrial	1
Charlotte, North Carolina	Medical Office	1
South Florida	Office	3

The following table summarizes our preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	$483,396
Lease related intangible assets	122,069
Other assets	6,822

Total acquired assets	$612,287

Secured and unsecured debt	$221,696
Other liabilities	9,194

Total assumed liabilities	$230,890

Fair value of acquired net assets	$381,397

The above acquisitions include the first tranche of a portfolio of primarily industrial properties in South Florida (the “Premier Portfolio”), which we purchased on December 30, 2010 for $281.7 million, including the assumption of secured debt that had a face value of $155.7 million. The first tranche included 39 buildings totaling more than 3.4 million square feet, comprised of 38 industrial properties and one office property. We intend, and are under contract, to acquire another 17 buildings to complete the acquisition of the Premier Portfolio in early 2011. The acquisition of the Premier Portfolio includes an earn-out provision where we have agreed to pay the sellers 25% of any increase in the fair value of the properties over an agreed-upon value, less our additional capital investments in the buildings, at the end of the five year period subsequent to the acquisition. At the time of acquisition, we estimated the fair value of this contingent payment to be inconsequential and, as such, have not recorded any liability as part of purchase accounting. Any subsequent changes to this estimate will be recognized through future earnings. Overall purchase accounting allocations for the first tranche of the Premier Portfolio are preliminary as of December 31, 2010.

2009 Consolidation of Retail Joint Ventures

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We advanced $2.0 million to the two entities, who then distributed the $2.0 million to our partner in exchange for the redemption of our partner’s membership interests, effective April 1, 2009, at which time we obtained 100% control of the voting interests of both entities. We entered into these transactions to gain control of these two entities because it allowed us to operate and potentially dispose of the entities in a manner that best serves our capital needs.

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

A summary of the fair value of amounts recognized for each major class of assets and liabilities acquired is as follows (in thousands):

Buildings, land and tenant improvements	$176,038
Undeveloped land	6,500

Total real estate assets	182,538
Lease related intangible assets	24,350
Other assets	3,987

Total acquired assets	210,875
Liabilities assumed	(4,023)

Fair value of acquired net assets	$206,852

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

Net fair value of acquired assets and liabilities	$206,852
Less advances to acquired entities eliminated upon consolidation	(173,006)
Less acquisition date carrying value of equity in acquired entities	(34,908)

Loss on acquisition	$(1,062)

Since April 1, 2009, the results of operations for both acquired entities have been included in continuing operations in our consolidated financial statements. Due to our significant pre-existing ownership and financing positions in the two acquired entities, the inclusion of their results of operations did not have a material effect on our operating income.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in these estimates, for our 2010 acquisitions, are summarized as follows:

Discount rate	8.9% - 12.5%
Exit capitalization rate	7.6% - 10.5%
Lease up period	12 - 36 months
Net rental rate per square foot - Industrial	$ 1.80 - $8.00
Net rental rate per square foot - Office	$19.00
Net rental rate per square foot - Medical Office	$19.27

Acquisition-Related Transaction Costs

The gain on acquisition, in our consolidated Statements of Operations, for the year ended December 31, 2010 is presented net of $1.9 million of transaction costs.

Dispositions

We disposed of undeveloped land and income producing real estate related assets and received net proceeds of $499.5 million, $288.2 million and $459.6 million in 2010, 2009 and 2008, respectively. Included in the building dispositions in 2010 is the sale of seven suburban office buildings, totaling over 1.0 million square feet, to a newly formed subsidiary of an existing 20% owned joint venture. These buildings were sold to the new entity for an agreed value of $173.9 million, of which our 80% share of proceeds totaled $139.1 million.

All other dispositions were not individually material.

(4)	Related Party Transactions

We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the years ended December 31, 2010, 2009 and 2008, respectively (in millions):

	2010	2009	2008
Management fees	$7.6	$8.4	$7.8
Leasing fees	2.7	4.2	2.8
Construction and development fees	10.3	10.2	12.7

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investments in Unconsolidated Companies

We have equity interests in unconsolidated joint ventures that develop, own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Rental revenue	$228,378	$254,787	$250,312

Net income	$19,202	$9,760	$40,437

Land, buildings and tenant improvements, net	$1,687,228	$2,072,435
Construction in progress	120,834	128,257
Undeveloped land	177,473	176,356
Other assets	242,461	260,249

	$2,227,996	$2,637,297

Indebtedness	$1,082,823	$1,319,696
Other liabilities	66,471	75,393

	1,149,294	1,395,089
Owners’ equity	1,078,702	1,242,208

	$2,227,996	$2,637,297

Dugan generated $42.5 million in revenues and $6.4 million of net income in the six months of 2010 prior to its July 1 consolidation. Dugan generated $85.7 million and $90.3 million of revenues and $12.5 million and $16.8 million of net income during 2009 and 2008, respectively, and had total assets of $649.3 million as of December 31, 2009.

Our share of the scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2010 are as follows (in thousands):

Year	Future Repayments
2011	$72,349
2012	3,710
2013	70,522
2014	30,157
2015	57,486
Thereafter	127,614

$361,838

(6)	Discontinued Operations and Assets Held for Sale

The following table illustrates the number of properties in discontinued operations:

	Held For Sale	Sold in 2010	Sold in 2009	Sold in 2008	Total
Office	7	11	5	4	27
Industrial	2	6	-	4	12
Retail	-	2	-	-	2

	9	19	5	8	41

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

The following table illustrates operations of the buildings reflected in discontinued operations for the years ended December 31 (in thousands):

	2010	2009	2008
Revenues	$39,325	$56,463	$76,593
Operating expenses	(14,893)	(21,008)	(26,990)
Depreciation and amortization	(11,120)	(16,697)	(21,933)

Operating income	13,312	18,758	27,670
Interest expense	(10,580)	(15,873)	(19,124)

Income before impairment charges and gain on sales	2,732	2,885	8,546
Impairment charges	-	(26,936)	(1,266)
Gain on sale of depreciable properties	33,054	6,786	16,961

Income (loss) from discontinued operations	$35,786	$(17,265)	$24,241

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

At December 31, 2010, we classified nine properties as held-for-sale, which were included in discontinued operations. Additionally, we have classified 15 in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations, either based on our present intention to sell the properties to entities in which we will retain a minority equity ownership interest or because of continuing involvement through a management agreement. The following table illustrates aggregate balance sheet information of the aforementioned nine properties included in discontinued operations, as well as the 15 held-for-sale properties whose results are included in continuing operations at December 31, 2010 (in thousands):

	Properties Included in Discontinued Operations	Properties Included in Continuing Operations	Total Held-for-Sale Properties
Balance Sheet:
Real estate investment, net	$89,643	$265,049	$354,692
Other assets	9,557	30,038	39,595

Total assets held-for-sale	$99,200	$295,087	$394,287

Accrued expenses	$2,936	$6,679	$9,615
Other liabilities	1,789	3,328	5,117

Total liabilities held-for-sale	$4,725	$10,007	$14,732

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Impairments and Other Charges

The following table illustrates impairment and other charges recognized during the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	2010	2009	2008
Undeveloped land	$9,834	$136,581	$8,632
Buildings	-	78,087	2,799
Investments in unconsolidated companies	-	56,437	-
Other real estate related assets	-	31,461	-

Impairment charges	$9,834	$302,566	$11,431
Less: Impairment charges included in discontinued operations	-	(26,936)	(1,266)

Impairment charges - continuing operations	$9,834	$275,630	$10,165

Land and Buildings

During 2009, we refined our operating strategy and one result of this change in strategy was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding them for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down the land that was identified for disposition, and determined to be impaired, to fair value. As part of determining the fair value of the non-strategic land in connection with the impairment analysis, we considered estimates made by national and local independent real estate brokers who were familiar both with the land parcels subject to evaluation as well as with conditions in the specific markets where the land was located. There were few, if any, recent and representative transactions in many of the markets where our non-strategic land was, or is still, located upon which we could base our impairment analysis. In such instances, we considered older comparable transactions, while adjusting estimated values downward to reflect the troubled condition of the overall economy at the time, constraints on available capital for potential buyers, and the resultant effect of both of these factors on real estate prices. In all cases, members of our senior management that were responsible for the individual markets where the non-strategic land was located and members of our accounting and financial management team reviewed the broker’s estimates for factual accuracy and reasonableness. In almost all cases, our estimate of fair value was comparable to that estimated by the brokers; however, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Actual sales of our undeveloped land targeted for disposition could be at prices that differ significantly from our estimates and additional impairments may be necessary in the future in the event market conditions deteriorate further. Our valuation estimates primarily relied upon Level 3 inputs, as defined earlier in this report.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2009, we also reviewed our existing portfolio of buildings and determined that several buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Additionally, at various times throughout the year, we determined it appropriate to re-evaluate certain other buildings that were in various stages of the disposition process for impairment because new information was available that triggered further analysis. Impairment charges of $78.1 million were recognized for 28 office, industrial and retail buildings that were determined to be impaired, either as the result of a refinement in management’s strategy or changes in market conditions. Of the 28 commercial buildings that were determined to be impaired during 2009, we utilized an income approach in determining the fair value of 16 of the buildings and a market approach in determining the fair value of the other twelve buildings. The most significant assumptions, when using the income approach, included the discount rate as well as future exit capitalization rates, occupancy levels, rental rates and capital expenditures. The twelve buildings to which the market approach was applied were in various stages of the selling process. Our estimates of fair value for these twelve buildings were based upon asset-specific purchase and sales contracts, letters of intent or otherwise agreed upon offer prices, with third parties. These negotiated prices were based upon, and comparable to, income approach calculations we completed as part of the selling process. Ten of these twelve properties were sold subsequent to the recognition of the impairment charge. There were no material differences in the ultimate selling price of the buildings compared to the selling price used in measuring the initial impairment charge. Fair value measurements for the buildings that were determined to be impaired relied primarily upon Level 3 inputs, as defined earlier in this report.

Investments in Unconsolidated Subsidiaries

We have an investment in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development and operation of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment during the three-month period ended September 30, 2009 and recognized an impairment charge to write off our $14.4 million investment, as we determined that an other-than-temporary decline in value had taken place. As a result of the 3630 Peachtree joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner will be unable to contribute its share of the additional equity to fund the 3630 Peachtree joint venture’s future capital costs, and ultimately the obligation stemming from our joint and several guarantee of the 3630 Peachtree joint venture loan, we recorded an additional liability of $36.3 million, and an equal charge to impairment expense, for our probable future obligations to the lender. The estimates of fair value utilized in determining the aforementioned charges relied primarily on Level 3 inputs, as defined earlier in this report.

Due to credit issues with its most significant tenant, an inability to renew third-party financing on acceptable terms and an increase to its projected capital expenditures, we analyzed an investment in an unconsolidated joint venture (the “Park Creek joint venture”) during the three-month period ended June 30, 2009 to determine whether there was an other-than-temporary decline in value. As a result of that analysis, we determined that an other-than-temporary decline in value had taken place and we wrote our investment in the Park Creek joint venture down to its fair value, thus recognizing a $5.8 million impairment charge. We estimated the fair value of the Park Creek joint venture using the income approach and the most significant assumption in the estimate was the expected period of time in which we would hold our investment in the joint venture. We concluded that the estimate of fair value relied primarily upon Level 3 inputs, as defined earlier in this report.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Real Estate Related Assets

We recognized $31.5 million of impairment charges on other real estate related assets during 2009. The impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs.

(8)	Indebtedness

Indebtedness at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Fixed rate secured debt, weighted average interest rate of 6.41% at December 31, 2010, and 6.67% at December 31, 2009, maturity dates ranging from 2011 to 2027	$1,042,722	$766,299

Variable rate secured debt, weighted average interest rate of 3.69% at December 31, 2010, and 3.33% at December 31, 2009, maturity dates ranging from 2012 to 2025	22,906	19,498

Fixed rate unsecured debt, weighted average interest rate of 6.43% at December 31, 2010, and 6.32% at December 31, 2009, maturity dates ranging from 2011 to 2028	2,948,405	3,052,465

Unsecured lines of credit, weighted average interest rate of 2.83% at December 31, 2010, and 1.08% at December 31, 2009, maturity dates ranging from 2011 to 2013	193,046	15,770

	$4,207,079	$3,854,032

Fixed Rate Secured Debt

As of December 31, 2010, our secured debt was collateralized by rental properties with a carrying value of $1.8 billion and by letters of credit in the amount of $7.0 million.

The fair value of our fixed rate secured debt as of December 31, 2010 was $1.1 billion. Because our fixed rate secured debt is not actively traded in any marketplace, we used a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 4.80% to 6.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, as defined earlier in this report.

On July 1, 2010, we assumed two non-recourse secured loans associated with the acquisition of Dugan, which had acquisition-date fair values of $196.6 million and $88.8 million and face values of $195.4 million and $87.6 million. The $196.6 million loan, which bore interest at a rate of 7.52%, was repaid at its maturity in October 2010 while the $88.8 million loan, which bears interest at 5.92%, matures in October 2012. Both loans were determined at acquisition to have a market interest rate of 5.25%.

In December 2010, we assumed 14 secured loans which had an acquisition date fair value of $158.2 million and a face value of $155.7 million, in conjunction with the acquisition of the Premier Portfolio. The loans carry a weighted average interest rate of 5.58% and a weighted remaining term of 3.4 years. The assumed loans were determined to have market interest rates of 5.00%.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In conjunction with two other acquisitions, we assumed two loans, with a combined acquisition date fair value of $36.4 million, in December 2010. These two loans had a combined face value of $35.8 million. The loans mature in May 2014 and October 2016 and were determined to have market interest rates of 5.25% and 5.12%.

In February, March and July 2009, we borrowed a total of $270.0 million from three 10-year fixed rate secured debt financings that are secured by 32 rental properties. The secured debt bears interest at a weighted average rate of 7.69% and matures at various points in 2019. Additionally, in June 2009, we borrowed $8.5 million from two 6.50% 10-year fixed rate mortgages due in 2019, which are secured by two properties.

Fixed Rate Unsecured Debt

Gains and losses on repurchase are shown after the write off of applicable issuance costs and other accounting adjustments.

We took the following actions during 2010 and 2009 as it pertains to our fixed rate unsecured indebtedness:

•	In January 2010, we repaid $99.8 million of corporate unsecured debt, which had an effective interest rate of 5.37%, at its scheduled maturity date.
•

Throughout 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of senior unsecured notes scheduled to mature in 2011 and 2013 for $292.2 million. The total face value of these repurchases was $279.9 million. We recognized a loss of $16.3 million on the repurchases after writing off applicable issuance costs and other accounting adjustments.

•	On April 1, 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature on March 15, 2020.
•

In conjunction with one of our acquisitions in 2010, we assumed a $22.4 million unsecured loan that matures in June 2020 and bears interest at an effective rate of 6.26%. This loan was originated less than one year prior to the acquisition and we concluded that the loan’s fair value equaled its face value.

•	In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date.
•

Throughout 2009, we repurchased portions of various series of our senior unsecured notes with various scheduled maturity dates through December 2011, both on the open market and through cash tender offers, for $500.9 million. The total face value of these repurchases was $542.9 million. We recognized a gain of $27.5 million on the repurchases after writing off applicable issuance costs and other accounting adjustments. The aforementioned gains on repurchase were partially offset by a $6.8 million charge to write off fees paid for a cancelled secured debt transaction.

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

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of our fixed rate unsecured debt as of December 31, 2010 was approximately $3.2 billion. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in many cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any observable inputs would be more preferable indicators of fair value to the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 117.30% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2010.

Unsecured Lines of Credit

Our unsecured lines of credit as of December 31, 2010 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding at December 31, 2010
Unsecured Line of Credit – Partnership	$850,000	February 2013	$175,000
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2011	$18,046

The Partnership’s unsecured line of credit has a borrowing capacity of $850.0 million with an interest rate on borrowings of LIBOR plus 2.75% (equal to 3.01% for borrowings as of December 31, 2010), and matures in February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of December 31, 2010, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.11% for outstanding borrowings as of December 31, 2010). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 2.91% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs, as defined earlier in this report.

Changes in Fair Value

As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2010 (in thousands):

	Book Value at 12/31/09	Book Value at 12/31/10	Fair Value at 12/31/09	Total Realized Losses/(Gains)	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 12/31/10
Fixed rate secured debt	$766,299	$1,042,722	$770,255	$-	$479,038	$(207,061)	$27,330	$1,069,562
Variable rate secured debt	19,498	22,906	14,419	-	4,158	-	4,329	22,906
Fixed rate unsecured notes	3,052,465	2,948,405	3,042,230	12,317	272,352	(380,280)	218,032	3,164,651
Unsecured lines of credit	15,770	193,046	14,714	-	177,276	-	1,234	193,224

Total	$3,854,032	$4,207,079	$3,841,618	$12,317	$932,824	$(587,341)	$250,925	$4,450,343

Scheduled Maturities and Interest Paid

At December 31, 2010, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2011	$401,311
2012	320,780
2013	702,337
2014	319,150
2015	321,254
Thereafter	2,139,529

$4,204,361

The amount of interest paid in 2010, 2009 and 2008 was $246.5 million, $224.0 million and $235.6 million, respectively. The amount of interest capitalized in 2010, 2009 and 2008 was $11.5 million, $26.9 million and $53.5 million, respectively.

(9)	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations.” Our medical office and retail properties do not meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of providing various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, as well as our Build-for-Sale operations (defined below), and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gains on sale of properties developed or acquired with the intent to sell (“Build-for-Sale” properties), and whose operations prior to sale are insignificant, are classified as part of the income of the Service Operations business segment. The periods of operation for Build-for-Sale properties prior to sale were of short duration. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in 2010 or 2009.

Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. Consolidated FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. We do not allocate certain income and expenses (“Non-Segment Items” as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings excluding depreciation expense, as well as excluding the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.

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

Management believes that the use of consolidated FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of consolidated FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenues
Rental Operations:
Office	$504,812	$523,695	$509,203
Industrial	295,960	254,515	245,663
Non-reportable Rental Operations segments	66,376	51,645	28,023
General contractor and service fee revenue	515,361	449,509	434,624

Total Segment Revenues	1,382,509	1,279,364	1,217,513
Other Revenue	11,094	12,377	19,902

Consolidated Revenue from continuing operations	1,393,603	1,291,741	1,237,415
Discontinued Operations	39,325	56,463	76,593

Consolidated Revenue	$1,432,928	$1,348,204	$1,314,008

Reconciliation of Consolidated Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$291,429	$307,866	$304,664
Industrial	219,266	191,116	188,517
Non-reportable Rental Operations segments	43,424	33,886	17,033
Service Operations	28,496	21,843	54,938

	582,615	554,711	565,152
Non-Segment Items:
Interest expense	(239,383)	(205,952)	(184,000)
Impairment charges	(9,834)	(275,630)	(10,165)
Interest and other income	534	1,229	1,451
Other operating expenses	(1,231)	(1,017)	(8,298)
General and administrative expenses	(41,329)	(47,937)	(39,508)
Gain on land sales	-	357	12,651
Undeveloped land carrying costs	(9,203)	(10,403)	(8,204)
Gain (loss) on debt transactions	(16,349)	20,700	1,953
Gain (loss) on acquisitions, net	55,820	(1,062)	-
Income tax benefit (expense)	1,126	6,070	7,005
Other non-segment income	8,132	5,905	17,332
Net loss attributable to noncontrolling interests	185	241	637
Joint venture items	40,346	46,862	61,026
Distributions on Preferred Units	(69,468)	(73,451)	(71,426)
Adjustments for repurchase of Preferred Units	(10,438)	-	14,046
Discontinued operations	13,852	(7,354)	29,213

Consolidated FFO attributable to common unitholders	305,375	13,269	388,865
Depreciation and amortization on continuing operations	(349,064)	(323,429)	(293,019)
Depreciation and amortization on discontinued operations	(11,120)	(16,697)	(21,933)
Partnership’s share of joint venture adjustments	(34,674)	(36,966)	(37,704)
Earnings from depreciated property sales on continuing operations	39,662	12,337	-
Earnings from depreciated property sales on discontinued operations	33,054	6,786	16,961
Earnings from depreciated property sales - share of joint venture	2,308	-	495

Net income (loss) attributable to common unitholders	$(14,459)	$(344,700)	$53,665

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets for each of the reportable segments as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010	December 31, 2009
Assets
Rental Operations:
Office	$3,122,565	$3,394,229
Industrial	3,210,566	2,233,607
Non-reportable Rental Operations segments	627,491	605,102
Service Operations	231,662	332,676

Total Segment Assets	7,192,284	6,565,614
Non-Segment Assets	451,840	738,879

Consolidated Assets	$7,644,124	$7,304,493

Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Second Generation Capital Expenditures
Office	$65,203	$64,281	$56,844
Industrial	23,271	13,845	16,443
Non-reportable Rental Operations segments	249	928	1,527

Total	$88,723	$79,054	$74,814

(10)	Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$725,006
2012	685,716
2013	601,796
2014	499,821
2015	413,880
Thereafter	1,302,113

$4,228,332

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $190.0 million, $191.0 million and $183.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(11)	Employee Benefit Plans

We maintain a 401(k) plan for full-time employees. We have historically made matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The General Partner temporarily suspended its matching program beginning in July 2009; however, a discretionary contribution was made at the end of 2010. The total expense recognized for this plan was $1.3 million, $1.6 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $10.4 million, $11.2 million and $9.6 million for 2010, 2009 and 2008, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(12)	Partners’ Equity

The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to us in exchange for an additional interest in the Partnership.

In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were used for acquisitions, general corporate purposes and repurchases of preferred shares and fixed rate unsecured debt.

Throughout 2010, pursuant to the share repurchase plan approved by the General Partner’s board of directors, the General Partner repurchased 4.5 million shares of its 8.375% Series O Cumulative Redeemable Preferred Shares. The preferred shares that the General Partner repurchased had a total face value of approximately $112.1 million, and were repurchased for $118.8 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. An adjustment of approximately $10.4 million, which included a ratable portion of issuance costs, increased the net loss attributable to common unitholders. All shares repurchased by the General Partner were retired prior to December 31, 2010.

In April 2009, the General Partner issued 75.2 million shares of its common stock for net proceeds of $551.4 million. The proceeds from the issuance were used to repay outstanding borrowings under the Partnership’s unsecured line of credit and for other general corporate purposes.

During the fourth quarter of 2008, pursuant to the share repurchase plan approved by the General Partner’s board of directors, the General Partner repurchased 109,500 preferred shares from all of its outstanding series. The preferred shares repurchased had a total redemption value of approximately $27.4 million, and were repurchased for $12.4 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. An adjustment of approximately $14.0 million, net of a ratable portion of issuance costs, increased income attributable to common unitholders. All shares repurchased by the General Partner were retired prior to December 31, 2008.

The following series of Preferred Units were outstanding as of December 31, 2010 (in thousands, except percentage data):

Description	Units Outstanding	Distribution Rate	Optional Redemption Date	Liquidation Preference
Series J Preferred	396	6.625%	August 29, 2008	$99,058
Series K Preferred	598	6.500%	February 13, 2009	$149,550
Series L Preferred	796	6.600%	November 30, 2009	$199,075
Series M Preferred	673	6.950%	January 31, 2011	$168,272
Series N Preferred	435	7.250%	June 30, 2011	$108,630
Series O Preferred	720	8.375%	February 22, 2013	$179,955

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All series of Preferred Units require cumulative distributions and have no stated maturity date (although the General Partner may redeem all such Preferred Units on or following their optional redemption dates at its option, in whole or in part).

(13)	Stock Based Compensation

The General Partner is authorized to issue up to 12.4 million shares of its common stock under its stock based employee and non-employee compensation plans.

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in any period presented.

Fixed Stock Option Plans

The General Partner had options outstanding under five fixed stock option plans as of December 31, 2010. Additional grants may be made under one of those plans. Stock option awards granted under the General Partner’s stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years. The General Partner’s most recent annual grant of stock options was in February 2008. The exercise price for stock option grants is set at the fair value of the General Partner’s common stock on the day of grant.

On June 7, 2010, the General Partner completed a one-time stock option exchange program, which was approved by the General Partner’s shareholders at its annual meeting, to allow the majority of its employees to surrender for cancellation their outstanding stock options in exchange for a lesser number of restricted stock units (“RSUs”) based on both the fair value of the options and the RSUs at the time of the exchange. As a result of the program, 4.4 million options were surrendered and cancelled and 1.2 million RSUs were granted.

The total compensation cost for the new RSUs, which is equal to the unamortized compensation expense associated with the related eligible unvested options surrendered, will be recognized over the applicable vesting period of the new RSUs. As the fair value of the RSUs granted was less than the fair value of the eligible options surrendered in exchange for the RSUs, each measured on June 7, 2010, there was no incremental expense recognized through the exchange program. The most significant assumption used in estimating the fair value of the surrendered options was the assumption for expected volatility, which was 70%. The volatility assumption was made based on both historical experience and our best estimate of future volatility. The assumption for dividend yield was 5% while the assumptions for expected term and risk-free rate varied based upon the remaining contractual lives of the surrendered options.

The following table summarizes transactions under the General Partner’s stock option plans as of December 31, 2010:

		2010		Aggregate Intrinsic Value (1) (in Millions)
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	6,473,388	$27.96
Surrendered for exchange	(4,421,648)	$27.97
Exercised	-	$-
Forfeited	(14,596)	$27.88
Expired	(256,345)	$21.77

Outstanding, end of year	1,780,799	$28.82	4.71	$-

Options exercisable, end of year	1,305,583	$29.18	3.95	$-

(1)	Although this amount changes continuously based upon the market prices of the General Partner’s stock, none of the exercisable options outstanding had any pre-tax intrinsic value as of December 31, 2010.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Options granted in the year ended December 31, 2008 had a weighted average fair value per option of $1.76. As of December 31, 2010, there was $47,000 of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 1.8 years. The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $898,000. Compensation expense recognized for fixed stock option plans was $820,000, $2.6 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average grant date fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $3.0 million and $2.6 million, respectively.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

2008
Dividend yield	6.75%
Volatility	20.0%
Risk-free interest rate	2.79%
Expected life	5 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the General Partner’s employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the year ended December 31, 2008 is based on historic, and our present expectation of future volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

Restricted Stock Units

Under the General Partner’s 2005 Long-Term Incentive Plan and its 2005 Non-Employee Directors Compensation Plan approved by its shareholders in April 2005, RSUs may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to one share of the General Partner’s common stock. RSUs generally vest 20% per year over five years, have contractual lives of five years and are payable in shares of the General Partner’s common stock with a new share of such common stock issued upon each RSU’s vesting. However, RSUs granted to existing non-employee directors vest 100% over one year, and have contractual lives of one year. Also, RSUs granted on June 7, 2010 in exchange for stock options will vest, depending on the original terms of the surrendered options, in either June 2012 or June 2013. We recognize the value of the granted RSUs over this vesting period as expense.

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2010:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2009	1,683,606	$12.23
Granted	2,203,063	$10.86
Vested	(455,765)	$13.75
Forfeited	(52,065)	$10.99

RSUs at December 31, 2010	3,378,839	$11.15

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation cost recognized for RSUs totaled $9.0 million, $7.3 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $12.6 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 3.5 years.

(14)	Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In November 2007, we entered into forward starting interest swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2009. The forward starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge was still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date. The net amount of $13.9 million was recorded in Other Comprehensive Income (“OCI”) and is being recognized through interest expense over the life of the hedged debt offering, which took place in May 2008. The remaining unamortized amount included as a reduction to accumulated OCI as of December 31, 2010 is $5.5 million.

In August 2005, we entered into $300.0 million of cash flow hedges through forward starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI. In conjunction with the September 2007 issuance of $300.0 million of senior unsecured notes, we terminated these cash flow hedges as designated. The settlement amount received of $10.7 million is being recognized to earnings through a reduction of interest expense over the term of the hedged cash flows. The remaining unamortized amount included as an increase to accumulated OCI as of December 31, 2010 is $7.2 million. The ineffective portion of the hedge was insignificant.

The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering both fair value and notional amount, at December 31, 2010.

(15)	Commitments and Contingencies

We have guaranteed the repayment of $95.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also have guaranteed the repayment of secured and unsecured loans of six of our unconsolidated subsidiaries. At December 31, 2010, the maximum guarantee exposure for these loans was approximately $245.4 million. Included in our total guarantee exposure is a joint and several guarantee of the construction loan agreement of the 3630 Peachtree joint venture. A contingent liability in the amount of $36.3 million was established in 2009 based on the probability of us being required to pay this obligation to the lender.

We lease certain land positions with terms extending to December 2080, with a total obligation of $103.6 million. No payments on these ground leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(16)	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on January 26, 2011:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	February 14, 2011	February 28, 2011
Preferred (per depositary unit):
Series J	$0.414063	February 14, 2011	February 28, 2011
Series K	$0.406250	February 14, 2011	February 28, 2011
Series L	$0.412500	February 14, 2011	February 28, 2011
Series M	$0.434375	March 17, 2011	March 31, 2011
Series N	$0.453125	March 17, 2011	March 31, 2011
Series O	$0.523438	March 17, 2011	March 31, 2011

In January and February 2011, we acquired an additional twelve buildings pursuant to our planned acquisition of the Premier Portfolio. These additional buildings were acquired for $115.7 million, which included the assumption of secured loans with a total face value of $90.8 million.

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated Depreciation (2)	Year Constructed/ Renovated	Year Acquired

				Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total (1)

Acworth, Georgia
Northwest I75	240 Northpoint Parkway	Industrial	-	1,022	1,886	-	1,022	1,886	2,908	45	1997	2010

Allen, Texas
Allen Central Park	One Allen Center	Office	-	1,966	11,051	5,066	1,720	16,363	18,083	2,528	2007	2007

Alpharetta, Georgia
Brookside Office Park	Radiant I	Office	-	1,269	14,697	143	1,269	14,840	16,109	4,297	1998	1999
Brookside Office Park	Brookside I	Office	8,559	1,625	7,864	4,513	1,492	12,510	14,002	3,847	1999	1999
Brookside Office Park	Radiant II	Office	-	831	6,755	172	831	6,927	7,758	1,785	2000	2000
Brookside Office Park	Brookside II	Office	9,254	1,381	9,988	2,826	1,248	12,947	14,195	3,717	2001	2001
NorthWinds Center	Northwinds VII	Office	-	2,271	19,226	2,216	2,304	21,409	23,713	6,522	1998	1999
NorthWinds Center	Northwinds I	Office	-	1,879	12,520	2,648	1,879	15,168	17,047	3,131	1997	2004
NorthWinds Center	Northwinds II	Office	-	1,796	12,596	853	1,796	13,449	15,245	2,579	1997	2004
NorthWinds Center	Northwinds III	Office	14,125	1,868	12,599	960	1,499	13,928	15,427	2,575	1998	2004
NorthWinds Center	Northwinds IV	Office	13,444	1,844	12,407	2,230	1,844	14,637	16,481	3,306	1999	2004
NorthWinds Center	Northwinds V	Office	-	2,215	12,428	2,075	2,215	14,503	16,718	3,130	1999	2004
NorthWinds Center	Northwinds VI	Office	-	2,662	11,781	1,319	2,662	13,100	15,762	2,447	2000	2004
NorthWinds Center	Northwinds Village	Retail	-	704	4,221	210	710	4,425	5,135	863	2000	2004
NorthWinds Center	Northwinds Restaurant	Office	-	202	302	-	202	302	504	62	1997	2004
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	6,001	307	998	6,308	7,306	1,831	1999	1999
Ridgeland	1345 Ridgeland Parkway	Industrial	-	488	1,611	1,101	488	2,712	3,200	708	1999	1999
Ridgeland	1335 Ridgeland Pkwy	Industrial	-	579	1,894	828	579	2,722	3,301	992	2000	2000
Preston Ridge	Preston Ridge IV	Office	8,371	2,777	9,442	952	2,781	10,390	13,171	2,364	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	3,812	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	2,905	1991	2003

Arlington, Texas
Not Applicable	Baylor Ortho Hosp-Arlington	Medical Office	16,076	584	9,623	11,860	1,816	20,251	22,067	773	2009	2009

Arlington Heights, Illinois
Arlington Business Park	Atrium II	Office	-	776	6,199	2,787	776	8,986	9,762	3,062	1986	1998

Atlanta, Georgia
Druid Chase	2801 Buford Highway	Office	-	794	9,008	869	794	9,877	10,671	4,080	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,350	(509)	689	5,841	6,530	2,554	1980	1999

Aurora, Illinois
Meridian Business Campus	535 Exchange	Industrial	-	386	920	269	386	1,189	1,575	459	1984	1999

Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,130	655	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,408	719	468	3,127	3,595	1,098	1984	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,684	371	417	2,055	2,472	739	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	504	598	3,047	3,645	1,013	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,019	597	722	5,616	6,338	1,916	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	4,705	1,150	5,646	815	1,150	6,461	7,611	2,165	2000	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,083	1,688	567	2,771	3,338	1,015	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	3,582	1,957	3,827	-	1,957	3,827	5,784	1,139	2004	2004
Butterfield East	Butterfield 550	Industrial	-	9,185	10,795	1,562	9,185	12,357	21,542	1,350	2008	2008

Baltimore, Maryland
Chesapeake Commerce Center	5901 Holabird Ave	Industrial	-	3,345	4,220	3,307	3,345	7,527	10,872	1,495	2008	2008
Chesapeake Commerce Center	5003 Holabird Ave	Industrial	-	6,488	9,213	1,577	6,488	10,790	17,278	1,447	2008	2008

Batavia, Ohio
Mercy Hospital Clermont MOB	Mercy Hospital Clermont MOB	Medical Office	-	-	8,249	1,215	-	9,464	9,464	1,909	2006	2007

Baytown, Texas
Cedar Crossing Business Park	Cedar Crossing	Industrial	11,170	9,323	5,934	-	9,323	5,934	15,257	1,235	2005	2007

Bloomington, Minnesota
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	371	779	4,482	640	779	5,122	5,901	1,685	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	404	901	5,010	472	901	5,482	6,383	1,838	1979	1997
Norman Pointe Office Park	Norman Pointe I	Office	-	3,650	25,417	2,430	3,650	27,847	31,497	7,922	2000	2000
Norman Pointe Office Park	Norman Pointe II	Office	-	5,885	38,649	6,954	5,700	45,788	51,488	5,059	2007	2007

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Blue Ash, Ohio
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	93	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	18,570	4,765	1,953	23,335	25,288	8,872	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	2,799	887	1,452	3,686	5,138	1,124	1987	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	14,514	4,594	2,459	19,108	21,567	7,400	1981	1996
Landings	Landings Building I	Office	-	4,302	17,512	334	4,302	17,846	22,148	3,829	2006	2006
Landings	Landings Building II	Office	-	4,817	9,377	5,215	4,817	14,592	19,409	2,690	2007	2007

Bolingbrook, Illinois
Joliet Road Business Park	555 Joliet Road	Industrial	7,644	2,184	9,263	799	2,332	9,914	12,246	2,458	2002	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,453	16	3,050	4,469	7,519	1,395	2005	2005
Crossroads Business Park	Chapco Carton Company	Industrial	3,330	917	4,527	64	917	4,591	5,508	1,044	1999	2002
Crossroads Business Park	Crossroads 1	Industrial	-	1,418	5,803	-	1,418	5,803	7,221	113	1998	2010
Crossroads Business Park	Crossroads 3	Industrial	-	1,330	4,407	-	1,330	4,407	5,737	91	2000	2010

Boynton Beach, Florida
Duke Realty Gateway	Gateway Center 1	Industrial	7,547	1,894	7,813	-	1,894	7,813	9,707	-	2002	2010
Duke Realty Gateway	Gateway Center 2	Industrial	4,693	1,224	5,048	-	1,224	5,048	6,272	-	2002	2010
Duke Realty Gateway	Gateway Center 3	Industrial	3,950	1,030	4,248	-	1,030	4,248	5,278	-	2002	2010
Duke Realty Gateway	Gateway Center 4	Industrial	3,587	900	3,714	-	900	3,714	4,614	-	2000	2010
Duke Realty Gateway	Gateway Center 5	Industrial	2,138	537	2,213	-	537	2,213	2,750	-	2000	2010
Duke Realty Gateway	Gateway Center 6	Industrial	2,022	507	2,093	-	507	2,093	2,600	-	2000	2010
Duke Realty Gateway	Gateway Center 7	Industrial	3,799	953	3,933	-	953	3,933	4,886	-	2000	2010
Duke Realty Gateway	Gateway Center 8	Industrial	10,359	2,416	9,965	-	2,416	9,965	12,381	-	2004	2010

Braselton, Georgia
Braselton Business Park	Braselton II	Industrial	-	1,365	8,720	1,868	1,884	10,069	11,953	2,874	2001	2001
Park 85 at Braselton	625 Braselton Pkwy	Industrial	13,325	9,855	25,497	1,671	9,855	27,168	37,023	6,137	2006	2005
Park 85 at Braselton	1350 Braselton Parkway	Industrial	-	8,227	8,874	5,178	8,227	14,052	22,279	1,883	2008	2008

Brentwood, Tennessee
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,293	1,241	1,065	6,534	7,599	1,992	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,711	1,333	1,065	4,044	5,109	1,303	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	3,605	779	848	4,384	5,232	1,305	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	7,203	1,377	1,901	8,579	10,480	3,210	1998	1998
Creekside Crossing	Creekside Crossing II	Office	-	2,087	7,327	1,710	2,087	9,037	11,124	3,333	2000	2000
Creekside Crossing	Creekside Crossing III	Office	-	2,969	9,055	2,443	2,969	11,498	14,467	2,934	2006	2006
Creekside Crossing	Creekside Crossing IV	Office	-	2,966	7,775	4,735	2,877	12,599	15,476	2,258	2007	2007

Bridgeton, Missouri
Dukeport	DukePort I	Industrial	-	2,124	5,227	-	2,124	5,227	7,351	106	1996	2010
Dukeport	DukePort II	Industrial	-	1,470	2,747	-	1,470	2,747	4,217	64	1997	2010
Dukeport	DukePort V	Industrial	-	600	3,004	-	600	3,004	3,604	78	1998	2010
Dukeport	DukePort VI	Industrial	-	1,664	4,865	-	1,664	4,865	6,529	95	1999	2010
Dukeport	DukePort VII	Industrial	-	834	4,083	-	834	4,083	4,917	93	1999	2010
Dukeport	DukePort IX	Industrial	-	2,475	5,740	-	2,475	5,740	8,215	117	2001	2010

Brooklyn Park, Minneapolis
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	5,655	315	703	5,967	6,670	1,890	1999	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	4,852	1,374	1,286	5,775	7,061	1,853	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,553	808	599	3,211	3,810	1,039	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	6,153	1,690	2,397	7,525	9,922	2,479	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	4,422	724	1,354	4,871	6,225	1,652	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	2,266	2,253	1,031	4,276	5,307	1,811	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,423	1,078	2,723	5,535	8,258	1,915	2005	2005
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	8,494	589	4,564	9,083	13,647	2,095	2005	2005

Brownsburg, Indiana
Ortho Indy West-MOB	Ortho Indy West-MOB	Medical Office	-	-	9,817	1,598	863	10,552	11,415	655	2008	2008

Carmel, Indiana
Hamilton Crossing	Hamilton Crossing I	Industrial	-	833	2,712	3,017	845	5,717	6,562	2,309	2000	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	510	1,668	384	2,107	2,491	673	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	7,525	2,393	890	9,918	10,808	3,069	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	4,978	629	598	5,524	6,122	1,825	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,229	1,065	1,068	14,270	15,338	3,621	2004	2004

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Carol Stream, Illinois
Carol Stream Business Park	Carol Stream IV	Industrial	11,977	3,204	14,869	1,289	3,204	16,158	19,362	4,288	2004	2003
Carol Stream Business Park	Carol Stream I	Industrial	-	1,095	3,438	-	1,095	3,438	4,533	89	1998	2010
Carol Stream Business Park	Carol Stream III	Industrial	-	1,556	6,256	-	1,556	6,256	7,812	120	2002	2010

Cary, North Carolina
Regency Forest	200 Regency Forest Drive	Office	-	1,230	12,014	2,460	1,307	14,397	15,704	4,132	1999	1999
Regency Forest	100 Regency Forest Drive	Office	-	1,538	9,385	2,438	1,644	11,717	13,361	3,376	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	9,641	1,724	1,775	11,365	13,140	3,359	1996	1999

Celebration, Florida
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,641	573	1,308	5,008	6,316	1,655	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	345	961	3,742	4,703	1,332	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	5,762	785	1,382	6,547	7,929	2,112	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	3,819	2,866	1,634	6,433	8,067	2,161	2001	2001

Chantilly, Virginia
Northridge at Westfields	15002 Northridge Dr.	Office	-	2,082	1,663	1,427	2,082	3,090	5,172	403	2007	2007
Northridge at Westfields	15004 Northridge Dr.	Office	-	2,366	1,920	466	2,366	2,386	4,752	401	2007	2007
Northridge at Westfields	15006 Northridge Dr.	Office	-	2,920	2,276	1,059	2,920	3,335	6,255	691	2007	2007

Charlotte, North Carolina
Not Applicable	Morehead Medical Plaza I	Medical Office	33,237	191	39,040	-	191	39,040	39,231	-	2006	2010

Chillicothe, Ohio
Adena Health Pavilion	Adena Health Pavilion	Medical Office	-	-	14,428	61	-	14,489	14,489	3,006	2006	2007

Cincinnati, Ohio
311 Elm	311 Elm	Office	-	339	5,702	1,259	-	7,300	7,300	4,736	1986	1993
312 Elm	312 Elm	Office	-	4,750	46,172	5,611	5,428	51,105	56,533	23,332	1992	1993
312 Plum	312 Plum	Office	-	2,539	23,129	4,621	2,590	27,699	30,289	12,189	1987	1993
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,565	680	518	3,245	3,763	1,218	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	41,900	3,413	4,891	45,313	50,204	11,111	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,377	1,348	408	5,717	6,125	2,618	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,293	641	231	2,928	3,159	1,771	1985	1993
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	17,577	6,479	1,245	24,031	25,276	11,478	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	3,677	1,031	664	4,650	5,314	1,745	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	2,818	638	4,016	1,017	638	5,033	5,671	3,164	1986	1993
Kenwood Commons	8280 Kenwood Commons	Office	1,782	638	2,782	687	638	3,469	4,107	1,846	1986	1993
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,663	100	-	7,763	7,763	2,375	1999	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	11,455	2,420	3,608	13,875	17,483	3,748	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,033	1,817	2,131	13,169	15,300	4,360	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,442	222	560	1,664	2,224	998	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,121	393	560	1,514	2,074	814	1982	1997
Triangle Office Park	Triangle Office Park	Office	2,230	1,018	10,326	2,051	1,018	12,377	13,395	7,506	1985	1993
World Park	World Park Bldg 8	Industrial	-	1,095	2,641	-	1,095	2,641	3,736	64	1989	2010
World Park	World Park Bldg 9	Industrial	-	335	1,673	-	335	1,673	2,008	41	1989	2010
World Park	World Park Building 11	Industrial	-	674	2,032	-	674	2,032	2,706	44	1989	2010
World Park	World Park Building 14	Industrial	-	668	3,267	-	668	3,267	3,935	121	1989	2010
World Park	World Park Building 15	Industrial	-	488	1,991	-	488	1,991	2,479	72	1990	2010
World Park	World Park Building 16	Industrial	-	525	1,944	-	525	1,944	2,469	43	1989	2010
World Park	World Park Bldg 17	Industrial	6,870	1,133	5,668	-	1,133	5,668	6,801	127	1994	2010
World Park	World Park Building 18	Industrial	-	1,268	5,200	-	1,268	5,200	6,468	109	1997	2010
World Park	World Park Building 28	Industrial	-	870	5,316	-	870	5,316	6,186	106	1998	2010
World Park	World Park Building 29	Industrial	12,228	1,605	10,050	-	1,605	10,050	11,655	193	1998	2010
World Park	World Park Bldg 30	Industrial	14,113	2,492	11,628	-	2,492	11,628	14,120	247	1999	2010
World Park	World Park Building 31	Industrial	-	533	2,511	-	533	2,511	3,044	50	1998	2010
Good Samaritan W. Ridge MOB	Western Ridge	Medical Office	-	1,894	7,985	-	1,894	7,985	9,879	108	2010	2010

Clayton, Missouri
101 South Hanley	101 South Hanley	Office	-	6,150	41,443	3,710	6,150	45,153	51,303	12,207	1986	2002

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Columbus, Ohio
Easton	One Easton Oval	Office	-	2,789	9,534	1,146	2,789	10,680	13,469	3,686	1999	1999
Easton	Two Easton Oval	Office	-	2,489	15,912	2,804	2,489	18,716	21,205	6,141	1996	1998
Easton	Easton Way One	Office	-	1,874	8,791	728	1,874	9,519	11,393	3,497	2000	2000
Easton	Easton Way Two	Office	-	2,005	6,808	836	2,005	7,644	9,649	1,843	2001	2001
Easton	Easton Way Three	Office	-	2,768	8,350	172	2,693	8,597	11,290	1,893	2003	2003
Easton	4400 Easton Commons	Office	-	1,886	7,779	1,350	1,886	9,129	11,015	2,998	2006	2006
Easton	4343 Easton Commons	Office	-	3,059	7,248	3,462	3,083	10,686	13,769	1,497	2007	2007

Coppell, Texas
Freeport North	Freeport X	Industrial	17,718	8,198	16,900	3,044	8,198	19,944	28,142	7,421	2004	2004
Point West Industrial	Point West VI	Industrial	11,209	10,181	17,905	4,127	10,181	22,032	32,213	3,466	2008	2008
Point West Industrial	Point West VII	Industrial	9,938	6,785	13,668	6,488	7,201	19,740	26,941	2,835	2008	2008
Point West Industrial	Samsung Pkg Lot-PWT7	Grounds	-	306	-	11	317	-	317	43	n/a	2009

Dallas, Texas
Not Applicable	Baylor Administration Building	Medical Office	-	50	14,435	100	150	14,435	14,585	810	2009	2009

Davenport, Florida
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	33	2,449	6,140	8,589	2,341	2003	2003
Park 27 Distribution Center	Park 27 Distribution Center II	Industrial	-	4,374	8,218	4,697	4,415	12,874	17,289	2,316	2007	2007

Deerfield Township, Ohio
Deerfield Crossing	Deerfield Crossing A	Office	-	1,493	11,168	1,639	1,493	12,807	14,300	3,985	1999	1999
Deerfield Crossing	Deerfield Crossing B	Office	-	1,069	13,200	534	1,069	13,734	14,803	6,094	2001	2001
Governors Pointe	Governor’s Pointe 4770	Office	-	586	7,516	1,111	596	8,617	9,213	4,738	1986	1993
Governors Pointe	Governor’s Pointe 4705	Office	-	719	6,046	3,847	987	9,625	10,612	4,732	1988	1993
Governors Pointe	Governor’s Pointe 4605	Office	-	630	16,600	4,496	909	20,817	21,726	9,730	1990	1993
Governors Pointe	Governor’s Pointe 4660	Office	-	385	4,095	417	529	4,368	4,897	1,761	1997	1997
Governors Pointe	Governor’s Pointe 4680	Office	-	1,115	6,299	1,378	1,115	7,677	8,792	2,756	1998	1998

Des Plaines, Illinois
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,515	548	179	2,063	2,242	740	1969	1998

Downers Grove, Illinois
Executive Towers	Executive Towers I	Office	-	2,652	22,254	7,721	2,652	29,975	32,627	11,292	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	26,745	10,883	3,386	37,628	41,014	13,606	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	31,014	7,211	3,512	38,225	41,737	14,739	1987	1997

Dublin, Ohio
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	2,716	1,628	1,100	4,344	5,444	1,793	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,317	1,953	2,670	20,218	22,888	9,094	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,318	955	717	3,273	3,990	1,583	1994	1994
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	6,948	1,347	1,066	8,295	9,361	3,609	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	6,752	1,898	1,789	8,461	10,250	3,826	1995	1995
Tuttle Crossing	Compmanagement	Office	-	867	4,388	762	867	5,150	6,017	2,362	1997	1997
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	8,908	1,124	1,580	10,032	11,612	4,422	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,507	1,097	1,690	12,604	14,294	6,274	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	15,345	895	4,815	16,240	21,055	6,488	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,525	252	495	2,777	3,272	916	1998	1998
Tuttle Crossing	Atrium II, South Tower	Office	-	1,649	8,707	1,260	1,649	9,967	11,616	3,331	1998	1998
Tuttle Crossing	Atrium II, North Tower	Office	-	1,597	7,747	1,599	1,597	9,346	10,943	2,936	1999	1999
Tuttle Crossing	Blazer I	Office	-	904	3,887	596	904	4,483	5,387	1,308	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	11,389	823	2,400	11,660	14,060	3,446	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	5,032	1,190	1,016	6,222	7,238	1,846	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	7,130	1,976	1,694	9,097	10,791	2,995	2001	2001

Duluth, Georgia
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	14,158	2,132	877	16,290	17,167	4,775	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	13,484	1,395	878	14,879	15,757	4,338	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	9,921	840	1,388	10,761	12,149	2,939	2000	2000
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,663	560	4,522	354	565	4,871	5,436	1,434	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	10,863	776	5,332	2,258	783	7,583	8,366	2,467	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Office	-	1,042	8,133	769	1,042	8,902	9,944	2,619	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Office	8,179	621	4,621	1,017	627	5,632	6,259	1,181	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Office	-	972	3,784	638	1,006	4,388	5,394	1,083	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Office	-	696	3,565	543	696	4,108	4,804	973	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	5,775	765	3,297	601	770	3,893	4,663	1,166	1999	1999

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	12,723	1,651	6,985	972	1,659	7,949	9,608	1,709	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Office	-	623	2,336	698	623	3,034	3,657	863	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Office	-	744	1,968	789	744	2,757	3,501	763	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,589	5,437	1,419	1,589	6,856	8,445	2,152	2005	2005
Business Park At Sugarloaf	Sugarloaf VII	Office	-	1,722	5,055	2,658	1,726	7,709	9,435	1,660	2006	2006
Meadowbrook	2450 Meadowbrook Parkway	Industrial	-	383	1,625	-	383	1,625	2,008	36	1989	2010
Meadowbrook	2500 Meadowbrook Parkway	Industrial	-	405	1,930	-	405	1,930	2,335	50	1987	2010
Pinebrook	2625 Pinemeadow Court	Industrial	-	861	4,021	-	861	4,021	4,882	166	1994	2010
Pinebrook	2660 Pinemeadow Court	Industrial	-	540	2,277	-	540	2,277	2,817	64	1996	2010
Pinebrook	2450 Satellite Boulevard	Industrial	-	556	2,422	-	556	2,422	2,978	69	1994	2010

Eagan, Minnesota
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	3,977	866	4,300	1,472	882	5,756	6,638	2,160	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	1,881	474	2,455	167	474	2,622	3,096	810	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	5,054	1,432	6,316	25	1,432	6,341	7,773	1,896	2000	2000
Silver Bell Commons	Silver Bell Commons	Industrial	-	1,807	5,757	1,760	1,908	7,416	9,324	2,690	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	2,689	671	3,847	462	700	4,280	4,980	1,450	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	4,697	1,250	6,444	1,154	1,266	7,582	8,848	2,659	1998	1998

Earth City, Missouri
Earth City	Rider Trail	Office	-	2,615	9,807	2,429	2,615	12,236	14,851	4,496	1987	1997
Earth City	3300 Pointe 70	Office	-	1,186	6,055	2,805	1,186	8,860	10,046	3,270	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	2,161	1,861	783	4,022	4,805	1,774	2000	2000
Earth City	Corporate Trail Distribution	Industrial	-	2,850	6,163	1,789	2,875	7,927	10,802	1,709	2006	2006

East Point, Georgia
Camp Creek	Camp Creek Bldg 1400	Office	5,339	561	2,523	1,209	573	3,720	4,293	996	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,400	462	2,536	460	471	2,987	3,458	789	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	5,023	395	2,285	1,098	470	3,308	3,778	645	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	3,133	296	1,513	701	308	2,202	2,510	639	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,330	364	2,014	236	375	2,239	2,614	588	1990	2001
Camp Creek	3201 Centre Parkway	Industrial	19,254	4,406	9,512	723	4,944	9,697	14,641	2,835	2004	2004
Camp Creek	Camp Creek Building 1200	Office	-	1,334	2,246	1,084	1,344	3,320	4,664	1,963	2005	2005
Camp Creek	3900 North Commerce	Industrial	5,288	1,059	2,966	22	1,081	2,966	4,047	711	2005	2005
Camp Creek	3909 North Commerce	Industrial	-	5,687	10,192	12,465	8,944	19,400	28,344	5,334	2006	2006
Camp Creek	4200 N. Commerce-Hartsfield WH	Industrial	11,867	2,065	7,076	122	2,116	7,147	9,263	1,243	2006	2006
Camp Creek	Camp Creek Building 1000	Office	-	1,537	2,459	1,135	1,549	3,582	5,131	1,380	2006	2006
Camp Creek	3000 Centre Parkway	Industrial	-	1,163	1,884	1,127	1,182	2,992	4,174	788	2007	2007
Camp Creek	1500 Centre Parkway	Office	-	1,683	5,564	3,338	1,716	8,869	10,585	1,609	2008	2008
Camp Creek	1100 Centre Parkway	Office	-	1,309	4,881	318	1,336	5,172	6,508	616	2008	2008
Camp Creek	4800 N. Commerce Dr. (Site Q)	Industrial	-	2,476	4,650	753	2,512	5,367	7,879	546	2008	2008

Ellabell, Georgia
Crossroads (Savannah)	1086 Orafold Pkwy	Industrial	10,525	2,042	13,104	190	2,046	13,290	15,336	1,538	2006	2008

Evansville, Indiana
St. Mary’s Heart Institute	St. Mary’s Heart Institute	Medical Office	-	-	20,946	1,559	-	22,505	22,505	3,878	2006	2007

Fairfield, Ohio
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,617	344	248	1,961	2,209	855	1991	1995
Union Centre Industrial Park	Union Centre Industrial Park 2	Industrial	-	5,635	8,709	819	5,635	9,528	15,163	1,285	2008	2008

Fishers, Indiana
Exit 5	Exit 5 Building 1	Industrial	-	822	2,636	443	822	3,079	3,901	1,026	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	3,825	442	749	4,267	5,016	2,011	2000	2000
St. Vincent Northeast MOB	St. Vincent Northeast MOB	Medical Office	-	-	23,101	4,292	4,235	23,158	27,393	3,727	2008	2008

Florence, Kentucky
Empire Commerce Center	Empire Commerce Center	Industrial	-	813	878	-	813	878	1,691	39	1980	2010
Kentucky Drive	7910 Kentucky Drive	Industrial	-	265	451	-	265	451	716	19	1980	2010
Kentucky Drive	7920 Kentucky Drive	Industrial	-	653	850	-	653	850	1,503	41	1974	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Franklin, Tennessee
Aspen Grove Industrial	Aspen Grove Business Ctr I	Industrial	-	936	6,066	2,993	936	9,059	9,995	3,479	1996	1999
Aspen Grove Industrial	Aspen Grove Business Ctr II	Industrial	-	1,151	6,410	797	1,151	7,207	8,358	2,201	1996	1999
Aspen Grove Industrial	Aspen Grove Business Ctr III	Industrial	-	970	5,367	490	970	5,857	6,827	1,672	1998	1999
Aspen Grove Industrial	Aspen Grove Business Center IV	Industrial	-	492	2,249	59	492	2,308	2,800	499	2002	2002
Aspen Grove Industrial	Aspen Grove Business Ctr V	Industrial	-	943	5,163	2,556	943	7,719	8,662	2,665	1996	1999
Aspen Grove Industrial	Aspen Grove Flex Center II	Industrial	-	240	1,163	450	240	1,613	1,853	176	1999	1999
Aspen Grove Office	Aspen Grove Office Center I	Office	-	950	5,709	2,635	950	8,344	9,294	2,459	1999	1999
Aspen Grove Industrial	Aspen Grove Flex Center I	Industrial	-	301	1,061	686	301	1,747	2,048	479	1999	1999
Aspen Grove Industrial	Aspen Grove Flex Center III	Industrial	-	327	1,121	1,001	327	2,122	2,449	643	2001	2001
Aspen Grove Industrial	Aspen Grove Flex Center IV	Industrial	-	205	861	210	205	1,071	1,276	270	2001	2001
Aspen Grove Office	Aspen Corporate Center 100	Office	-	723	2,904	94	723	2,998	3,721	875	2004	2004
Aspen Grove Office	Aspen Corporate Center 200	Office	-	1,306	1,870	1,655	1,306	3,525	4,831	1,233	2006	2006
Aspen Grove Office	Aspen Corporate Center 300	Office	-	1,451	2,050	1,607	1,460	3,648	5,108	384	2008	2008
Aspen Grove Office	Aspen Corporate Center 400	Office	-	1,833	2,621	2,514	1,833	5,135	6,968	1,084	2007	2007
Aspen Grove Office	Aspen Grove Office Center II	Office	-	2,320	8,177	3,755	2,320	11,932	14,252	2,886	2007	2007
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,406	1,122	705	3,392	4,097	1,227	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,907	161	445	2,068	2,513	622	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	1,279	489	1,232	631	489	1,863	2,352	614	1990	1999

Franklin Park, Illinois
O’Hare Distribution Center	O’Hare Distribution Ctr	Industrial	-	3,900	3,013	1,068	3,900	4,081	7,981	553	2007	2007

Frisco, Texas
Duke Bridges	Duke Bridges III	Office	-	4,647	7,546	7,056	4,647	14,602	19,249	2,166	2007	2007

Ft. Wayne, Indiana
Parkview Ambulatory Svcs - MOB	Parkview Ambulatory Svcs - MOB	Medical Office	-	937	10,661	4,381	937	15,042	15,979	1,642	2007	2007

Garden City, Georgia
Aviation Court	Aviation Court Land	Grounds	-	1,509	-	-	1,509	-	1,509	94	n/a	2006

Goodyear, Arizona
Goodyear Crossing Ind. Park	Goodyear One	Industrial	-	5,142	4,942	1,873	5,142	6,815	11,957	1,125	2008	2008

Grand Prairie, Texas
Grand Lakes	Grand Lakes I	Industrial	-	8,106	12,021	308	8,040	12,395	20,435	3,070	2006	2006
Grand Lakes	Grand Lakes II	Industrial	-	11,853	16,714	8,302	11,853	25,016	36,869	4,341	2008	2008

Grove City, Ohio
SouthPointe Business Park	SouthPointe Building A	Industrial	-	844	5,509	-	844	5,509	6,353	128	1995	2010
SouthPointe Business Park	SouthPointe Building B	Industrial	-	790	5,284	-	790	5,284	6,074	128	1996	2010
SouthPointe Business Park	SouthPointe Building C	Industrial	-	754	6,337	-	754	6,337	7,091	122	1996	2010

Groveport, Ohio
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,104	2,124	3,213	24,740	27,953	9,107	1998	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	3,233	1,049	6,759	1,305	1,065	8,048	9,113	2,463	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	1,782	510	3,137	1,257	510	4,394	4,904	1,405	2000	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	3,111	1,045	6,123	1,216	1,045	7,339	8,384	2,244	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	6,848	4,420	14,172	360	4,420	14,532	18,952	4,729	2005	2005
Rickenbacker Park	Rickenbacker 936	Industrial	-	5,680	23,616	-	5,680	23,616	29,296	244	2008	2010

Hazelwood, Missouri
Hazelwood	Lindbergh Distribution Center	Industrial	-	8,200	10,305	3,407	8,491	13,421	21,912	2,105	2007	2007

Hebron, Kentucky
Southpark	Southpark Building 4	Industrial	-	779	3,189	347	779	3,536	4,315	1,568	1994	1994
Southpark	CR Services	Industrial	-	1,085	4,119	1,410	1,085	5,529	6,614	2,358	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	-	8,855	11,527	227	8,855	11,754	20,609	3,397	2006	2006
Hebron Industrial Park	Hebron Building 2	Industrial	-	6,790	9,039	3,629	6,812	12,646	19,458	1,842	2007	2007
Skyport	Skyport Building 1	Industrial	-	1,057	6,219	-	1,057	6,219	7,276	167	1997	2010
Skyport	Skyport Building 2	Industrial	-	1,400	9,084	-	1,400	9,084	10,484	208	1998	2010
Skyport	Skyport Building 3	Industrial	-	2,016	9,114	-	2,016	9,114	11,130	251	2000	2010
Skyport	Skyport Building 4	Industrial	-	473	2,957	-	473	2,957	3,430	120	1999	2010
Skyport	Skyport Building 5	Industrial	-	2,878	7,408	-	2,878	7,408	10,286	266	2006	2010
Southpark	Southpark Building 1	Industrial	-	553	1,607	-	553	1,607	2,160	55	1990	2010
Southpark	Southpark Building 3	Industrial	-	755	3,611	-	755	3,611	4,366	80	1991	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Hopkins, Minnesota
Cornerstone BusinessCenter	Cornerstone Business Center	Industrial	3,413	1,469	8,360	725	1,543	9,011	10,554	3,151	1996	1997

Houston, Texas
Point North Cargo Park	Point North One	Industrial	-	3,125	3,420	2,168	3,125	5,588	8,713	971	2008	2008
Westland Business Park	Westland I	Industrial	-	4,183	5,200	2,919	4,233	8,069	12,302	1,737	2008	2008

Hutchins, Texas
Duke Intermodal Park	Duke Intermodal I	Industrial	-	5,290	9,242	2,416	5,290	11,658	16,948	1,972	2006	2006

Independence, Ohio
Corporate Plaza	Corporate Plaza I	Office	-	2,116	13,453	(1,913)	2,116	11,540	13,656	6,371	1989	1996
Corporate Plaza	Corporate Plaza II	Office	-	1,841	11,642	500	1,841	12,142	13,983	5,950	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,635	(1,604)	607	2,019	2,626	1,810	1980	1996
Freedom Square	Freedom Square II	Office	-	1,746	11,403	(1,522)	1,746	9,881	11,627	5,309	1987	1996
Freedom Square	Freedom Square III	Office	-	701	5,561	(1,170)	701	4,391	5,092	2,212	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,501	978	703	5,479	6,182	2,065	1995	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	10,882	2,542	2,193	13,424	15,617	4,574	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	10,898	1,737	2,190	12,635	14,825	4,068	1999	1999
Park Center Plaza	Park Center Plaza III	Office	-	2,190	10,623	3,390	2,190	14,013	16,203	4,584	2000	2000

Indianapolis, Indiana
Park 100	Park 465	Industrial	-	124	759	177	124	936	1,060	158	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	8,765	1,822	594	10,587	11,181	4,661	1998	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,770	365	274	2,135	2,409	863	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	4,724	1,654	366	6,378	6,744	2,905	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	2,816	1,239	251	4,055	4,306	1,791	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	2,962	2,313	315	5,275	5,590	2,373	1987	1993
8071 Township Line Road	8071 Township Line Road	Medical Office	-	-	2,319	944	-	3,263	3,263	373	2007	2007
St. Francis Franklin Township	Franklin Township POB	Medical Office	-	-	3,197	55	10	3,242	3,252	219	2009	2009
St. Francis US31 & Southport	St. Francis US31 &Southport Rd	Medical Office	-	-	3,547	37	11	3,573	3,584	251	2009	2009
Park 100	Park 100 Bldg 31	Industrial	-	64	354	152	64	506	570	79	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,171	13,804	113	1,424	13,664	15,088	5,640	1997	1995
Park 100	Park 100 Building 98	Industrial	-	273	7,618	2,420	273	10,038	10,311	4,775	1995	1994
Park 100	Park 100 Building 100	Industrial	-	103	1,931	823	103	2,754	2,857	1,140	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,108	356	182	1,464	1,646	274	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	379	99	2,077	2,176	931	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,659	433	246	2,086	2,332	1,279	1985	1986
Park 100	Park 100 Building 116	Office	-	341	2,871	555	348	3,419	3,767	1,859	1988	1988
Park 100	Park 100 Building 118	Office	-	226	1,962	993	230	2,951	3,181	1,320	1988	1993
Park 100	Park 100 Building 119	Office	-	283	2,601	1,576	395	4,065	4,460	1,785	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,442	1,098	290	4,534	4,824	2,225	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,496	444	227	2,940	3,167	815	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,654	629	96	2,283	2,379	951	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	2,939	101	1,120	3,040	4,160	847	2005	2005
Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	123	n/a	1997
Park 100	Bldg 111 Parking Lot	Grounds	-	114	-	-	114	-	114	-	n/a	1994
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	61	n/a	2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	49	n/a	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	1	n/a	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	9	n/a	2003
Park 100	West 79th St. Parking Lot LL	Grounds	-	350	-	699	1,049	-	1,049	192	n/a	2006
Park Fletcher	Park Fletcher Building 33	Industrial	-	1,237	5,264	17	1,237	5,281	6,518	998	1997	2006
Park Fletcher	Park Fletcher Building 34	Industrial	-	1,331	5,427	519	1,331	5,946	7,277	1,088	1997	2006
Park Fletcher	Park Fletcher Building 35	Industrial	-	380	1,464	38	380	1,502	1,882	326	1997	2006
Park Fletcher	Park Fletcher Building 36	Industrial	-	476	2,355	59	476	2,414	2,890	449	1997	2006
Park Fletcher	Park Fletcher Building 37	Industrial	-	286	653	9	286	662	948	150	1998	2006
Park Fletcher	Park Fletcher Building 38	Industrial	-	1,428	5,957	68	1,428	6,025	7,453	1,079	1999	2006
Park Fletcher	Park Fletcher Building 39	Industrial	-	570	2,130	249	570	2,379	2,949	478	1999	2006
Park Fletcher	Park Fletcher Building 40	Industrial	-	761	3,363	408	761	3,771	4,532	835	1999	2006
Park Fletcher	Park Fletcher Building 41	Industrial	-	952	4,290	78	952	4,368	5,320	786	2001	2006
Park Fletcher	Park Fletcher Building 42	Industrial	-	2,095	8,273	49	2,095	8,322	10,417	1,280	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	9,273	1,723	1,028	10,986	12,014	4,256	1989	1995
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	7,530	1,418	1,387	8,938	10,325	3,365	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	10,887	1,018	1,537	11,857	13,394	4,216	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	10,237	1,133	1,528	11,327	12,855	3,057	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	13,843	1,290	1,960	15,133	17,093	4,811	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	15,399	741	6,435	16,140	22,575	5,399	2003	2003

Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2010 (in thousands)	Schedule III

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	15,991	1,210	6,047	17,200	23,247	5,143	2005	2005
Parkwood West	One West	Office	14,730	5,361	16,182	4,615	5,361	20,797	26,158	2,414	2007	2007
Parkwood Crossing	PWW Granite City Lease	Grounds	-	1,846	856	-	1,846	856	2,702	177	2008	2009
River Road - Indianapolis	River Road Building I	Office	-	856	6,789	2,029	856	8,818	9,674	4,290	1998	1998
River Road - Indianapolis	River Road Building II	Office	-	1,827	8,416	2,499	1,886	10,856	12,742	1,223	2008	2008
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	3,422	928	320	4,320	4,640	1,520	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	2,958	1,108	297	4,040	4,337	1,222	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	3,559	358	1,227	3,917	5,144	1,190	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,000	332	768	10,332	11,100	2,941	2003	2003
Woodland Corporate Park	Woodland Corporate Park VI	Office	-	2,145	10,165	4,064	2,145	14,229	16,374	1,964	2008	2008
3200 North Elizabeth	3200 North Elizabeth	Industrial	-	360	787	-	360	787	1,147	20	1973	2010
Park 100	Georgetown Rd. Bldg 1	Industrial	-	468	1,959	-	468	1,959	2,427	43	1987	2010
Park 100	Georgetown Rd. Bldg 2	Industrial	-	465	2,219	-	465	2,219	2,684	52	1987	2010
Park 100	Georgetown Rd. Bldg 3	Industrial	-	408	957	-	408	957	1,365	34	1987	2010
Hillsdale	Hillsdale Technecenter 1	Industrial	3,359	733	2,679	-	733	2,679	3,412	105	1986	2010
Hillsdale	Hillsdale Technecenter 2	Industrial	2,408	440	2,141	-	440	2,141	2,581	50	1986	2010
Hillsdale	Hillsdale Technecenter 3	Industrial	2,374	440	2,134	-	440	2,134	2,574	64	1987	2010
North Airport Park	North Airport Park Bldg 2	Industrial	-	1,800	4,953	-	1,800	4,953	6,753	108	1997	2010
Park 100	Park 100 Building 39	Industrial	-	628	2,284	-	628	2,284	2,912	55	1987	2010
Park 100	Park 100 Building 48	Industrial	2,113	690	1,730	-	690	1,730	2,420	33	1984	2010
Park 100	Park 100 Building 49	Industrial	1,927	364	1,644	-	364	1,644	2,008	33	1982	2010
Park 100	Park 100 Building 50	Industrial	1,045	327	700	-	327	700	1,027	18	1982	2010
Park 100	Park 100 Building 52	Industrial	541	216	189	-	216	189	405	5	1983	2010
Park 100	Park 100 Building 53	Industrial	1,865	338	1,513	-	338	1,513	1,851	34	1984	2010
Park 100	Park 100 Building 54	Industrial	1,633	354	1,413	-	354	1,413	1,767	28	1984	2010
Park 100	Park 100 Building 56	Industrial	3,397	1,275	1,561	-	1,275	1,561	2,836	32	1984	2010
Park 100	Park 100 Building 57	Industrial	2,154	616	1,319	-	616	1,319	1,935	53	1984	2010
Park 100	Park 100 Building 58	Industrial	2,214	642	2,129	-	642	2,129	2,771	43	1984	2010
Park 100	Park 100 Building 59	Industrial	1,653	411	1,539	-	411	1,539	1,950	35	1985	2010
Park 100	Park 100 Building 60	Industrial	1,861	382	1,542	-	382	1,542	1,924	45	1985	2010
Park 100	Park 100 Building 62	Industrial	1,809	616	707	-	616	707	1,323	50	1986	2010
Park 100	Park 100 Building 63	Industrial	-	388	967	-	388	967	1,355	22	1987	2010
Park 100	Park 100 Building 64	Industrial	-	389	978	-	389	978	1,367	22	1987	2010
Park 100	Park 100 Building 66	Industrial	-	424	1,324	-	424	1,324	1,748	45	1987	2010
Park 100	Park 100 Building 67	Industrial	919	338	692	-	338	692	1,030	15	1987	2010
Park 100	Park 100 Building 68	Industrial	1,643	338	1,200	-	338	1,200	1,538	26	1987	2010
Park 100	Park 100 Building 79	Industrial	-	358	1,768	-	358	1,768	2,126	41	1988	2010
Park 100	Park 100 Building 80	Industrial	-	358	1,919	-	358	1,919	2,277	55	1988	2010
Park 100	Park 100 Building 83	Industrial	-	427	1,122	-	427	1,122	1,549	46	1989	2010
Park 100	Park 100 Building 84	Industrial	-	427	1,874	-	427	1,874	2,301	61	1989	2010
Park 100	Park 100 Building 87	Industrial	-	1,136	6,374	-	1,136	6,374	7,510	139	1989	2010
Park 100	Park 100 Building 97	Industrial	-	1,070	4,994	-	1,070	4,994	6,064	95	1994	2010
Park 100	Park 100 Building 110	Office	-	376	1,653	-	376	1,653	2,029	31	1987	2010
Park 100	Park 100 Building 111	Industrial	-	633	3,122	-	633	3,122	3,755	91	1987	2010
Park 100	Park 100 Building 112	Industrial	-	356	831	-	356	831	1,187	22	1987	2010
Park 100	Park 100 Building 128	Industrial	-	1,152	16,380	-	1,152	16,380	17,532	570	1996	2010
Park 100	Park 100 Building 129	Industrial	-	1,280	9,447	-	1,280	9,447	10,727	290	2000	2010
Park 100	Park 100 Building 131	Industrial	-	1,680	10,874	-	1,680	10,874	12,554	204	1997	2010
Park 100	Park 100 Building 133	Industrial	-	104	1,157	-	104	1,157	1,261	20	1997	2010

Kyle, Texas
Seton Hays	Seton Hays MOB I	Medical Office	-	165	11,736	2,837	165	14,573	14,738	418	2009	2009

Lafayette, Indiana
St. Elizabeth Regional Health	St. Elizabeth 3920 Building A	Medical Office	-	165	8,968	394	165	9,362	9,527	252	2009	2009
St. Elizabeth Regional Health	St. Elizabeth 3900 Building B	Medical Office	-	146	10,070	1,161	146	11,231	11,377	319	2009	2009

Lake Forest, Illinois
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,383	906	750	2,289	3,039	1,002	1985	1999
Conway Park	One Conway Park	Office	-	1,901	16,361	3,349	1,901	19,710	21,611	6,580	1989	1998
Conway Park	West Lake at Conway	Office	-	4,218	10,461	3,264	4,230	13,713	17,943	1,360	2008	2008

Lake Mary, Florida
Northpoint	Northpoint I	Office	-	1,087	9,750	1,969	1,087	11,719	12,806	3,622	1998	2001
Northpoint	Northpoint II	Office	-	1,202	8,958	1,089	1,202	10,047	11,249	3,051	1999	2001
Northpoint	Northpoint IV	Office	-	1,605	8,157	4,747	1,605	12,904	14,509	4,697	2002	2002

LaPorte, Texas
Bayport North Industrial Park	Bayport Container Lot	Grounds	-	3,334	-	-	3,334	-	3,334	-	n/a	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Lawrenceville, Georgia
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	10,788	2,867	1,193	13,655	14,848	4,616	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	9,439	1,269	927	10,708	11,635	2,722	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,160	894	1,358	13,054	14,412	3,838	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	497	1,306	6,228	7,534	1,457	2004	2004
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	9,188	3,974	3,101	22	3,982	3,115	7,097	1,556	2004	2004

Lebanon, Indiana
Lebanon Business Park	Lebanon Building 4	Industrial	11,486	305	9,012	241	305	9,253	9,558	3,081	2000	1997
Lebanon Business Park	Lebanon Building 9	Industrial	10,252	554	6,871	770	554	7,641	8,195	2,506	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	24,418	5,163	12,851	394	5,163	13,245	18,408	4,787	2003	2003
Lebanon Business Park	Lebanon Building 13	Industrial	9,358	561	6,473	83	1,901	5,216	7,117	2,197	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,178	2,813	11,496	811	2,813	12,307	15,120	2,599	2005	2005
Lebanon Business Park	Lebanon Building 1(Amer Air)	Industrial	3,495	312	3,526	-	312	3,526	3,838	71	1996	2010
Lebanon Business Park	Lebanon Building 2	Industrial	18,922	948	19,093	-	948	19,093	20,041	343	2007	2010
Lebanon Business Park	Lebanon Building 6	Industrial	-	699	7,611	-	699	7,611	8,310	179	1998	2010

Lebanon, Tennessee
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	-	6,776	10,954	1,788	6,776	12,742	19,518	2,561	2006	2006

Lisle, Illinois
Corporate Lakes Business Park	2275 Cabot Drive	Office	6,390	3,355	6,971	20	3,355	6,991	10,346	1,667	1996	2004

Maryland Heights, Missouri
Riverport Business Park	Riverport Tower	Office	-	3,549	27,727	8,392	3,954	35,714	39,668	13,962	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,217	1,132	242	3,349	3,591	1,210	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,590	427	1,197	9,017	10,214	3,304	1992	1997
Riverport Business Park	13900 Riverport Drive	Office	-	2,285	9,473	721	2,285	10,194	12,479	3,446	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	2,588	396	900	2,984	3,884	1,165	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,152	70	1,238	4,222	5,460	1,539	2000	2000
Riverport Business Park	Riverport III	Industrial	-	1,269	1,982	2,223	1,269	4,205	5,474	1,392	2001	2001
Riverport Business Park	Riverport IV	Industrial	-	1,864	3,362	1,586	1,864	4,948	6,812	898	2007	2007

McDonough, Georgia
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,377	350	615	8,727	9,342	2,513	1997	1999
Liberty Distribution Center	250 Declaration Drive	Industrial	22,248	2,273	13,225	2,438	2,312	15,624	17,936	4,854	2001	2001

Melrose Park, Illinois
O’Hare International Ctr	Melrose Business Center	Industrial	-	5,907	17,398	-	5,907	17,398	23,305	112	2000	2010

Mendota Heights, Minnesota
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	337	864	4,924	697	888	5,597	6,485	1,961	1979	1997

Mishawaka, Indiana
SJRMC Edison Lakes MOB	SJRMC Edison Lakes MOB	Medical Office	-	-	31,955	2,860	42	34,773	34,815	1,428	2009	2009

Moosic, Pennsylvania
Not Applicable	Shoppes at Montage	Retail	-	21,347	39,006	306	21,347	39,312	60,659	7,398	2007	2009

Morgans Point, Texas
Not Applicable	Barbours Cut I	Industrial	-	1,482	8,209	-	1,482	8,209	9,691	-	2004	2010
Not Applicable	Barbours Cut II	Industrial	-	1,447	8,471	-	1,447	8,471	9,918	-	2005	2010

Morrisville, North Carolina
Perimeter Park	507 Airport Blvd	Industrial	-	1,327	7,353	1,778	1,351	9,107	10,458	2,751	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	-	1,318	7,090	2,065	1,342	9,131	10,473	2,815	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,177	1,143	991	6,304	7,295	1,975	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	-	1,739	12,130	1,698	1,773	13,794	15,567	4,070	1998	1999
Perimeter Park	2400 Perimeter Park Drive	Office	-	760	5,512	1,314	778	6,808	7,586	2,046	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	205	482	2,466	1,330	491	3,787	4,278	1,163	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	163	235	1,882	1,280	264	3,133	3,397	1,017	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	316	777	4,720	1,047	843	5,701	6,544	1,789	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	5,581	1,322	794	6,886	7,680	2,073	1990	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,086	1,121	1,177	11,178	12,355	3,101	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	9,463	2,310	1,513	11,723	13,236	3,858	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,513	1,750	993	7,177	8,170	2,321	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,293	1,081	842	6,320	7,162	2,186	1997	1999
Perimeter Park	1700 Perimeter Park Drive	Office	-	1,230	10,754	2,819	1,260	13,543	14,803	4,642	1997	1999

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Perimeter Park	5200 East Paramount	Office	-	1,748	14,291	1,320	1,797	15,562	17,359	4,432	1999	1999
Perimeter Park	2700 Perimeter Park	Industrial	-	662	1,831	1,894	662	3,725	4,387	1,144	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	12,608	1,503	1,831	14,111	15,942	4,725	2001	2001
Perimeter Park	2450 Perimeter Park Drive	Office	-	669	2,259	3	669	2,262	2,931	514	2002	2002
Perimeter Park	3800 Paramount Parkway	Office	-	2,657	7,271	3,240	2,657	10,511	13,168	3,025	2006	2006
Perimeter Park	Lenovo BTS I	Office	-	1,439	16,961	1,509	1,439	18,470	19,909	3,612	2006	2006
Perimeter Park	Lenovo BTS II	Office	-	1,725	16,809	1,989	1,725	18,798	20,523	3,277	2007	2007
Perimeter Park	5221 Paramount Parkway	Office	-	1,661	14,086	2,172	1,661	16,258	17,919	1,503	2008	2008
Perimeter Park	2250 Perimeter Park	Office	-	2,290	6,981	2,431	2,290	9,412	11,702	1,532	2008	2008
Perimeter Park	Perimeter One	Office	-	5,880	13,605	9,253	5,880	22,858	28,738	4,883	2007	2007
Perimeter Park	Market at Perimeter Park-Bld A	Retail	-	1,149	1,708	155	1,149	1,863	3,012	155	2009	2009
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	3,748	656	633	4,404	5,037	1,322	1994	1999
Woodlake Center	101 Innovation Ave(Woodlk III)	Industrial	-	615	3,971	148	615	4,119	4,734	1,187	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,121	146	357	4,267	4,624	1,294	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,589	176	640	5,765	6,405	1,640	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	174	514	3,101	3,615	693	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	4,416	265	740	4,681	5,421	1,040	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	339	908	1,856	2,764	824	2004	2004

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Middle Tenn Med Ctr - MOB	Medical Office	-	-	20,564	3,994	7	24,551	24,558	1,947	2008	2008

Naperville, Illinois
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	5	3,184	7,960	11,144	1,793	2005	2003
I-88 West Suburban	175 Ambassador Drive	Industrial	-	4,778	11,252	-	4,778	11,252	16,030	-	2006	2010

Nashville, Tennessee
Airpark East	Airpark East-800 Commerce Dr.	Industrial	2,707	1,564	2,617	947	1,564	3,564	5,128	804	2002	2002
Lakeview Place	Three Lakeview	Office	-	2,126	11,248	3,442	2,126	14,690	16,816	4,652	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	10,755	(3,048)	2,123	7,630	9,753	4,022	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,375	(3,457)	2,046	7,918	9,964	4,468	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	5,431	1,712	847	7,143	7,990	2,325	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	5,943	1,224	936	7,167	8,103	2,096	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	10,206	845	5,659	11,051	16,710	2,864	2005	2005
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,454	115	938	6,569	7,507	1,894	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,325	1,208	1,812	8,533	10,345	2,405	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,365	615	1,522	5,980	7,502	1,770	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	2,335	699	471	3,034	3,505	885	1999	1999
Four-Forty Business Center	Four-Forty Business Center II	Industrial	3,193	1,108	4,829	-	1,108	4,829	5,937	-	1996	2010

New Albany, Ohio
New Albany	6525 West Campus Oval	Office	-	842	3,572	2,460	881	5,993	6,874	1,853	1999	1999

Niles, Illinois
Howard 220	Howard 220	Industrial	9,544	4,920	3,400	9,616	7,761	10,175	17,936	2,230	2008	2004

Norcross, Georgia
Gwinnett Park	1835 Shackleford Court	Office	-	29	5,591	(1,708)	29	3,883	3,912	1,901	1990	1999

Norfolk, Virginia
Norfolk Industrial Park	1400 Sewells Point Road	Industrial	2,432	1,463	5,723	417	1,463	6,140	7,603	654	1983	2007

Northlake, Illinois
Northlake 1 Park	Northlake I	Industrial	10,318	5,721	9,963	835	5,721	10,798	16,519	2,586	2002	2002
Northlake Distribution Park	Northlake III-Grnd Whse	Industrial	6,982	5,382	5,708	253	5,382	5,961	11,343	1,330	2006	2006

North Olmsted, Ohio
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	6,457	2,859	1,040	9,324	10,364	3,470	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	6,447	3,033	1,048	9,480	10,528	3,529	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	4,668	822	604	5,490	6,094	1,679	1999	1999

Oak Brook, Illinois
2000 York Road	2000 York Road	Office	-	2,625	15,825	377	2,625	16,202	18,827	11,783	1986	2005

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Orlando, Florida
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	-	3,094	3,867	29	3,094	3,896	6,990	1,456	2003	2003
Parksouth Distribution Center	Parksouth Distribution Ctr. B	Industrial	-	565	4,871	550	570	5,416	5,986	1,803	1996	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. A	Industrial	-	493	4,340	275	498	4,610	5,108	1,321	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. D	Industrial	-	593	4,075	549	597	4,620	5,217	1,343	1998	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. E	Industrial	-	649	4,433	623	677	5,028	5,705	1,454	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. F	Industrial	-	1,030	4,767	1,529	1,232	6,094	7,326	1,865	1999	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. H	Industrial	-	725	3,109	225	754	3,305	4,059	911	2000	2000
Parksouth Distribution Center	Parksouth Distribution Ctr. C	Industrial	-	598	1,769	1,685	674	3,378	4,052	778	2003	2001
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	-	708	2,070	27	1,129	1,676	2,805	582	2003	2003
Crossroads Business Park	Crossroads VII	Industrial	-	2,803	5,891	3,212	2,803	9,103	11,906	2,236	2006	2006
Crossroads Business Park	Crossroads VIII	Industrial	-	2,701	4,817	1,423	2,701	6,240	8,941	999	2007	2007

Otsego, Minnesota
Gateway North Business Center	Gateway North 1	Industrial	-	2,243	3,959	1,244	2,287	5,159	7,446	799	2007	2007

Pembroke Pines, Florida
Pembroke Pines	Pembroke Gardens	Retail	-	26,067	88,640	1,828	24,858	91,677	116,535	11,944	2007	2009

Phoenix, Arizona
Not Applicable	Estrella Buckeye	Industrial	4,475	1,796	5,778	-	1,796	5,778	7,574	291	1996	2010

Plainfield, Illinois
Edward Plainfield MOB I	Edward Plainfield MOB I	Medical Office	-	-	9,483	1,265	-	10,748	10,748	2,442	2006	2007

Plainfield, Indiana
Plainfield Business Park	Plainfield Building 1	Industrial	15,912	1,104	11,151	425	1,104	11,576	12,680	3,385	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	17,522	1,387	8,874	3,099	2,868	10,492	13,360	4,461	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	17,610	2,016	9,151	2,560	2,016	11,711	13,727	2,308	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	11,794	2,726	6,488	444	2,726	6,932	9,658	1,714	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	21,413	4,527	11,570	1,016	4,527	12,586	17,113	2,537	2006	2006

Plano, Texas
5556 & 5560 Tennyson Parkway	5560 Tennyson Parkway	Office	-	1,527	5,408	789	1,527	6,197	7,724	1,760	1997	1999
5556 & 5560 Tennyson Parkway	5556 Tennyson Parkway	Office	-	1,181	9,654	1,172	1,181	10,826	12,007	2,869	1999	1999
Baylor Plano MOB	Baylor Plano MOB	Medical Office	-	16	28,375	966	49	29,308	29,357	1,218	2009	2009

Plantation, Florida
South Pointe - Broward	Royal Palm I	Office	-	10,209	30,034	-	10,209	30,034	40,243	925	2001	2010
South Pointe - Broward	Royal Palm II	Office	-	8,935	29,368	-	8,935	29,368	38,303	787	2007	2010

Plymouth, Minnesota
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	615	1,145	5,944	1,827	1,145	7,771	8,916	2,642	1970	1997

Pompano Beach, Florida
Atlantic Business Center	Atlantic Business Center 1	Industrial	6,806	2,181	8,997	-	2,181	8,997	11,178	-	2000	2010
Atlantic Business Center	Atlantic Business Center 2	Industrial	5,781	1,959	8,082	-	1,959	8,082	10,041	-	2001	2010
Atlantic Business Center	Atlantic Business Center 3	Industrial	6,125	2,076	8,563	-	2,076	8,563	10,639	-	2001	2010
Atlantic Business Center	Atlantic Business Center 4A	Industrial	4,113	1,325	5,464	-	1,325	5,464	6,789	-	2002	2010
Atlantic Business Center	Atlantic Business Center 4B	Industrial	4,696	1,356	5,595	-	1,356	5,595	6,951	-	2002	2010
Atlantic Business Center	Atlantic Business Center 5A	Industrial	4,623	1,489	6,141	-	1,489	6,141	7,630	-	2002	2010
Atlantic Business Center	Atlantic Business Center 5B	Industrial	4,821	1,552	6,404	-	1,552	6,404	7,956	-	2004	2010
Atlantic Business Center	Atlantic Business Center 6A	Industrial	4,672	1,505	6,206	-	1,505	6,206	7,711	-	2004	2010
Atlantic Business Center	Atlantic Business Center 6B	Industrial	4,730	1,523	6,283	-	1,523	6,283	7,806	-	2002	2010
Atlantic Business Center	Atlantic Business Center 7A	Industrial	3,541	1,200	4,950	-	1,200	4,950	6,150	-	2005	2010
Atlantic Business Center	Atlantic Business Center 7B	Industrial	4,582	1,553	6,406	-	1,553	6,406	7,959	-	2004	2010
Atlantic Business Center	Atlantic Business Center 8	Industrial	4,870	958	3,952	-	958	3,952	4,910	-	2005	2010
Atlantic Business Center	Atlantic Business Center 9	Industrial	3,183	627	2,585	-	627	2,585	3,212	-	2006	2010
Park Central Industrial	Copans Business Park 3	Industrial	4,786	1,072	4,499	-	1,072	4,499	5,571	-	1989	2010
Park Central Industrial	Copans Business Park 4	Industrial	4,115	933	3,847	-	933	3,847	4,780	-	1989	2010
Park Central Industrial	Park Central Business Park 1	Office	5,983	1,103	4,550	-	1,103	4,550	5,653	-	1985	2010
Park Central Industrial	Park Central Business Park 2	Industrial	1,258	229	963	-	229	963	1,192	-	1982	2010
Park Central Industrial	Park Central Business Park 3	Industrial	1,613	297	1,227	-	297	1,227	1,524	-	1982	2010
Park Central Industrial	Park Central Business Park 4	Industrial	1,940	358	1,475	-	358	1,475	1,833	-	1985	2010
Park Central Industrial	Park Central Business Park 5	Industrial	2,550	470	1,939	-	470	1,939	2,409	-	1986	2010
Park Central Industrial	Park Central Business Park 6	Industrial	2,175	401	1,654	-	401	1,654	2,055	-	1986	2010
Park Central Industrial	Park Central Business Park 7	Industrial	2,161	398	1,643	-	398	1,643	2,041	-	1986	2010
Park Central Industrial	Park Central Business Park 10	Industrial	3,544	673	2,776	-	673	2,776	3,449	-	1999	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired
Park Central Industrial	Park Central Business Park 11	Industrial	6,539	1,242	5,123	-	1,242	5,123	6,365	-	1995	2010
Pompano Commerce Center	Pompano Commerce Ctr I	Industrial	-	3,250	4,384	-	3,250	4,384	7,634	148	2010	2010
Pompano Commerce Center	Pompano Commerce Ctr III	Industrial	-	3,250	4,384	-	3,250	4,384	7,634	148	2010	2010
Sample 95	Sample 95 Business Park 1	Industrial	7,458	1,811	7,472	-	1,811	7,472	9,283	-	1999	2010
Sample 95	Sample 95 Business Park 4	Industrial	-	1,198	4,940	-	1,198	4,940	6,138	-	1999	2010
Atlantic Business Center	Atlantic Business Ctr. 10-KFC	Grounds	-	772	-	-	772	-	772	-	n/a	2010

Port Wentworth, Georgia
Grange Road	318 Grange Road	Industrial	2,059	957	4,231	58	957	4,289	5,246	635	2001	2006
Grange Road	246 Grange Road	Industrial	5,572	1,191	8,294	7	1,191	8,301	9,492	1,363	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	10,023	2,306	13,389	81	2,336	13,440	15,776	2,019	2006	2006
Crossroads (Savannah)	500 Expansion Blvd	Industrial	4,266	649	6,282	17	649	6,299	6,948	558	2006	2008
Crossroads (Savannah)	400 Expansion Blvd	Industrial	9,682	1,636	14,506	9	1,636	14,515	16,151	1,271	2007	2008
Crossroads (Savannah)	605 Expansion Blvd	Industrial	5,705	1,615	7,456	25	1,615	7,481	9,096	679	2007	2008
Crossroads (Savannah)	405 Expansion Blvd	Industrial	2,145	535	3,543	-	535	3,543	4,078	286	2008	2009
Crossroads (Savannah)	600 Expansion Blvd	Industrial	6,141	1,248	10,387	-	1,248	10,387	11,635	817	2008	2009
Crossroads (Savannah)	602 Expansion Blvd	Industrial	-	1,840	12,181	8	1,840	12,189	14,029	733	2009	2009

Raleigh, North Carolina
Brook Forest	Brook Forest I	Office	-	1,242	4,644	1,258	1,242	5,902	7,144	1,633	2000	2000
Centerview	5540 Centerview Drive	Office	-	773	5,909	1,580	773	7,489	8,262	1,987	1986	2003
Centerview	5565 Centerview Drive	Office	-	513	4,610	789	513	5,399	5,912	1,342	1999	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	15,288	424	2,164	15,712	17,876	3,774	2001	2001
Interchange Plaza	801 Jones Franklin Road	Office	-	1,351	7,477	1,023	1,351	8,500	9,851	2,723	1995	1999
Interchange Plaza	5520 Capital Center Drive	Office	-	842	3,824	725	842	4,549	5,391	1,314	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	2,084	582	442	2,643	3,085	857	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,143	312	487	3,424	3,911	1,403	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	3,284	1,244	719	4,488	5,207	1,150	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,152	1,452	2,083	3,559	5,642	1,431	2004	2004
Walnut Creek	Walnut Creek V	Industrial	-	1,718	3,302	602	1,718	3,904	5,622	642	2008	2008

Romeoville, Illinois
Park 55	Park 55 Bldg. 1	Industrial	9,647	6,433	8,408	949	6,433	9,357	15,790	2,659	2005	2005
Crossroads Business Park	Crossroads 2	Industrial	-	2,938	9,578	-	2,938	9,578	12,516	195	1999	2010
Crossroads Business Park	Crossroads 5	Industrial	-	5,296	6,403	-	5,296	6,403	11,699	328	2009	2010

Rosemont, Illinois
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	23,672	1,384	7,700	25,056	32,756	4,818	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,844	4,134	8,103	35,978	44,081	12,647	1987	2005
Riverway	Riverway East	Office	15,552	13,853	25,400	2,689	13,853	28,089	41,942	6,127	1987	2005
Riverway	Riverway West	Office	19,217	3,294	39,063	5,800	3,294	44,863	48,157	13,599	1989	2005
Riverway	Riverway Central	Office	29,786	4,229	66,544	8,979	4,229	75,523	79,752	18,530	1989	2005
Riverway	Riverway MW II (Ground Lease)	Grounds	-	586	-	-	586	-	586	-	n/a	2007

Sandy Springs, Georgia
Center Pointe Medical I and II	Center Pointe I and II	Medical Office	-	9,697	29,098	17,676	9,697	46,774	56,471	13,921	2010	2007

Savannah, Georgia
Gulfstream Road	198 Gulfstream	Industrial	5,559	549	3,805	154	549	3,959	4,508	514	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	522	412	2,514	15	412	2,529	2,941	335	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	1,355	689	4,916	-	689	4,916	5,605	880	1999	2006
Grange Road	250 Grange Road	Industrial	3,533	928	8,648	7	928	8,655	9,583	1,386	2002	2006
Grange Road	248 Grange Road	Industrial	1,505	664	3,496	8	664	3,504	4,168	567	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	1,526	782	2,962	-	782	2,962	3,744	403	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	21,201	8,433	8,366	20	8,433	8,386	16,819	2,384	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	2,911	966	7,155	35	966	7,190	8,156	910	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	12,443	4,300	15,696	61	4,301	15,756	20,057	2,905	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	7,834	3,071	23,001	788	3,071	23,789	26,860	4,005	2001	2006
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	2,855	1,074	8,442	37	1,074	8,479	9,553	1,361	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	2,468	1,074	7,141	37	1,074	7,178	8,252	1,165	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,386	992	5,383	14	992	5,397	6,389	887	2006	2006
Port of Savannah	276 Jimmy Deloach Land	Grounds	-	2,267	-	-	2,267	-	2,267	220	n/a	2006
Crossroads (Savannah)	200 Ocean Link Way	Industrial	6,453	878	10,021	14	883	10,030	10,913	1,018	2006	2008

Sea Brook, Texas
Not Applicable	Bayport Logistics Center	Industrial	-	2,629	13,284	-	2,629	13,284	15,913	-	2009	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Seven Hills, Ohio
Rock Run Business Campus	Rock Run North	Office	-	837	5,307	(2,192)	960	2,992	3,952	2,345	1984	1996
Rock Run Business Campus	Rock Run Center	Office	-	1,046	6,533	(2,955)	1,169	3,455	4,624	2,913	1985	1996

Sharonville, Ohio
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	5,209	3,550	1,275	8,759	10,034	3,906	1996	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,060	1,598	828	5,658	6,486	2,602	1997	1997

St. Louis Park, Minnesota
The West End	1600 Tower	Office	-	2,321	26,928	6,867	2,516	33,600	36,116	9,803	2000	2000
The West End	MoneyGram Tower	Office	-	3,039	34,757	7,080	3,033	41,843	44,876	13,035	1987	1999
Minneapolis West	Chilies Ground Lease	Grounds	-	921	-	157	1,078	-	1,078	53	n/a	1998
Minneapolis West	Olive Garden Ground Lease	Grounds	-	921	-	114	1,035	-	1,035	61	n/a	1998

St. Louis, Missouri
Lakeside Crossing	Lakeside Crossing Building One	Industrial	-	596	1,572	527	480	2,215	2,695	915	2002	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	783	1,964	20	782	1,985	2,767	1,019	2003	2003
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,905	3,986	360	1,623	4,628	6,251	1,408	2002	2002
Lakeside Crossing	Lakeside Crossing V	Office	-	750	1,130	17	750	1,147	1,897	351	2004	2004
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,079	2,125	2,298	1,333	4,169	5,502	2,132	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	8,326	4,603	1,220	13,093	14,313	4,962	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,065	2,506	1,258	11,734	12,992	5,127	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	6,493	1,489	1,029	7,982	9,011	2,832	1987	1998
Maryville Center	530 Maryville Centre	Office	-	2,219	14,214	3,105	2,219	17,319	19,538	6,069	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,447	2,338	1,996	14,785	16,781	5,627	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	17,522	3,042	3,048	20,564	23,612	7,348	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,067	2,319	1,860	15,386	17,246	5,265	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	13,842	2,347	2,219	16,189	18,408	6,003	1990	1997
Maryville Center	520 Maryville Centre	Office	-	2,404	14,004	1,395	2,404	15,399	17,803	4,872	1999	1999
Maryville Center	625 Maryville Centre	Office	-	2,509	10,956	618	2,509	11,574	14,083	3,370	1996	2002
Westport Place	Westport Center I	Industrial	-	1,707	5,040	920	1,707	5,960	7,667	2,618	1998	1998
Westport Place	Westport Center II	Industrial	-	914	1,924	425	914	2,349	3,263	967	1998	1998
Westport Place	Westport Center III	Industrial	-	1,206	2,651	841	1,206	3,492	4,698	1,248	1999	1999
Westport Place	Westport Center V	Industrial	-	493	1,274	74	493	1,348	1,841	456	2000	2000
Westport Place	Westport Place	Office	-	1,990	5,478	2,138	1,990	7,616	9,606	3,108	2000	2000
Westmark	Westmark	Office	-	1,497	9,173	2,409	1,342	11,737	13,079	4,747	1987	1995
Westview Place	Westview Place	Office	-	669	7,544	4,276	669	11,820	12,489	5,073	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,663	852	1,718	8,515	10,233	2,256	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,109	1,276	1,836	8,385	10,221	2,096	1985	2003

Stafford, Texas
Stafford	Stafford Distribution Center	Industrial	-	3,502	5,433	2,954	3,502	8,387	11,889	1,403	2008	2008

Sterling, Virginia
TransDulles Centre	22800 Davis Drive	Office	-	2,550	11,250	110	2,550	11,360	13,910	1,574	1989	2006
TransDulles Centre	22714 Glenn Drive	Industrial	-	3,973	4,422	1,015	3,973	5,437	9,410	976	2007	2007

Suffolk, Virginia
Northgate Commerce Park	101 Industrial Drive, Bldg. A	Industrial	-	1,558	8,230	(21)	1,558	8,209	9,767	713	2007	2007
Northgate Commerce Park	103 Industrial Drive	Industrial	-	1,558	8,230	-	1,558	8,230	9,788	714	2007	2007

Sumner, Washington
Not Applicable	Sumner Transit	Industrial	17,117	16,032	5,935	276	16,032	6,211	22,243	1,330	2005	2007

Sunrise, Florida
Sawgrass Pointe	Sawgrass - Building B	Office	-	1,211	4,693	1,394	1,211	6,087	7,298	1,947	1999	2001
Sawgrass Pointe	Sawgrass - Building A	Office	-	1,147	3,875	165	1,147	4,040	5,187	1,027	2000	2001
Sawgrass Pointe	Sawgrass Pointe I	Office	-	3,484	21,132	8,479	3,484	29,611	33,095	9,369	2002	2002
Sawgrass Pointe	Sawgrass Pointe II	Office	-	3,481	11,973	(85)	3,481	11,888	15,369	1,698	2009	2009

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Suwanee, Georgia
Horizon Business Center	90 Horizon Drive	Industrial	-	180	1,247	-	180	1,247	1,427	24	2001	2010
Horizon Business Center	225 Horizon Drive	Industrial	-	457	2,077	-	457	2,077	2,534	43	1990	2010
Horizon Business Center	250 Horizon Drive	Industrial	-	1,625	5,870	-	1,625	5,870	7,495	161	1997	2010
Horizon Business Center	70 Crestridge Drive	Industrial	-	956	3,600	-	956	3,600	4,556	91	1998	2010
Horizon Business Center	2780 Horizon Ridge	Industrial	-	1,143	5,723	-	1,143	5,723	6,866	126	1997	2010
Horizon Business Center	2800 Vista Ridge Drive	Industrial	-	1,557	2,625	-	1,557	2,625	4,182	108	1995	2010
Horizon Business Center	25 Crestridge Drive	Industrial	-	723	2,439	-	723	2,439	3,162	52	1999	2010
Horizon Business Center	Genera Corp. BTS	Industrial	-	1,505	4,952	-	1,505	4,952	6,457	121	2006	2010
Northbrook	1000 Northbrook Parkway	Industrial	-	756	3,322	-	756	3,322	4,078	76	1986	2010

Tampa, Florida
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,621	124	487	2,741	3,228	834	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,900	124	534	5,020	5,554	1,490	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,745	134	338	2,875	3,213	819	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	1,711	1,274	604	2,981	3,585	952	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	2,635	263	488	2,898	3,386	792	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	3,762	758	555	4,520	5,075	1,160	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	1,857	758	394	2,615	3,009	623	2001	2001
Fairfield Distribution Center	Fairfield Distrib. Ctr. VIII	Industrial	-	1,082	2,071	412	1,082	2,483	3,565	636	2004	2004
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	-	3,705	3,072	1,034	3,705	4,106	7,811	1,469	2006	2006
Eagle Creek Business Center	Eagle Creek Business Ctr. II	Industrial	-	2,354	2,272	969	2,354	3,241	5,595	988	2007	2007
Eagle Creek Business Center	Eagle Creek Business Ctr. III	Industrial	-	2,332	2,237	1,430	2,332	3,667	5,999	801	2007	2007
Highland Oaks	Highland Oaks I	Office	-	1,525	11,906	1,886	1,525	13,792	15,317	3,970	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	10,762	3,847	1,605	14,609	16,214	5,806	1999	1999
Highland Oaks	Highland Oaks III	Office	-	2,882	8,871	689	2,522	9,920	12,442	2,094	2007	2007
Highland Oaks	Highland Oaks IV	Office	-	3,068	9,962	4,066	3,068	14,028	17,096	1,286	2008	2008
Highland Oaks	Highland Oaks V	Office	-	2,412	6,524	3,421	2,412	9,945	12,357	2,437	2007	2007

Titusville, Florida
Retail Development	Crossroads Marketplace	Retail	-	12,678	4,451	(3,034)	11,922	2,173	14,095	2,326	2007	2007

West Chester, Ohio
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	7,554	725	2,501	8,279	10,780	1,733	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	8,186	305	2,056	8,491	10,547	1,718	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	8,089	1,247	2,048	9,336	11,384	2,134	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	9,017	1,540	2,932	9,638	12,570	2,646	2005	2005
Centre Pointe Office Park	Centre Pointe VI	Office	-	2,759	8,266	3,179	2,759	11,445	14,204	1,574	2008	2008
World Park at Union Centre	World Park at Union Centre 10	Industrial	-	2,150	5,503	7,408	2,151	12,910	15,061	3,290	2006	2006
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	27	2,592	6,963	9,555	2,374	2004	2004
World Park at Union Centre	World Park at Union Centre 1	Industrial	-	300	2,902	-	300	2,902	3,202	88	1998	2010
World Park at Union Centre	World Park at Union Centre 2	Industrial	-	287	2,394	-	287	2,394	2,681	63	1999	2010
World Park at Union Centre	World Park at Union Centre 3	Industrial	-	1,125	6,042	-	1,125	6,042	7,167	121	1998	2010
World Park at Union Centre	World Park at Union Centre 4	Industrial	-	335	2,085	-	335	2,085	2,420	51	1999	2010
World Park at Union Centre	World Park at Union Centre 5	Industrial	-	482	2,415	-	482	2,415	2,897	52	1999	2010
World Park at Union Centre	World Park at Union Centre 6	Industrial	-	1,219	6,268	-	1,219	6,268	7,487	124	1999	2010
World Park at Union Centre	World Park at Union Centre 7	Industrial	-	1,918	5,208	-	1,918	5,208	7,126	145	2005	2010
World Park at Union Centre	World Park at Union Centre 8	Industrial	-	1,160	6,111	-	1,160	6,111	7,271	136	1999	2010
World Park at Union Centre	World Park at Union Centre 9	Industrial	-	1,189	5,924	-	1,189	5,924	7,113	146	2001	2010
North Pointe at Union Centre	North Pointe at Union Centre I	Office	-	2,878	17,467	426	2,878	17,893	20,771	822	2010	2010
North Pointe at Union Centre	North Pointe at Union Ctr II	Office	-	2,904	16,861	286	2,904	17,147	20,051	657	2010	2010

West Jefferson, Ohio
Park 70 at West Jefferson	Restoration Hardware BTS	Industrial	-	6,454	24,812	2,443	6,510	27,199	33,709	2,922	2008	2008

West Palm Beach, Florida
Duke Realty Park of Commerce	Park of Commerce 1	Industrial	-	626	2,583	-	626	2,583	3,209	-	2010	2010
Duke Realty Park of Commerce	Park of Commerce 3	Industrial	-	1,085	4,475	-	1,085	4,475	5,560	-	2010	2010
Duke Realty Airport Center	Airport Center 1	Industrial	5,527	1,595	6,580	-	1,595	6,580	8,175	-	2002	2010
Duke Realty Airport Center	Airport Center 2	Industrial	3,966	1,166	4,809	-	1,166	4,809	5,975	-	2002	2010
Duke Realty Airport Center	Airport Center 3	Industrial	3,988	1,136	4,685	-	1,136	4,685	5,821	-	2002	2010

Duke Realty Limited Partnership	Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(in thousands)

		Building		Initial Cost		Cost Capitalized Subsequent to Development	Gross Book Value 12/31/10			Accumulated	Year Constructed/	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total(1)	Depreciation (2)	Renovated	Acquired

Westmont, Illinois
Oakmont Corporate Center	Oakmont Tech Center	Office	-	1,501	8,554	2,535	1,703	10,887	12,590	4,079	1989	1998

Weston, Florida
Weston Pointe	Weston Pointe I	Office	-	2,580	9,431	2,058	2,580	11,489	14,069	2,634	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,752	2,110	2,183	12,862	15,045	3,111	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,531	757	2,183	12,288	14,471	2,715	2001	2003
Weston Pointe	Weston Pointe IV	Office	-	3,349	10,686	3,210	3,349	13,896	17,245	3,951	2006	2006

Zionsville, Indiana
Anson	Marketplace at Anson	Retail	-	2,147	2,727	2,078	2,147	4,805	6,952	755	2007	2007
	Accum. Depr. on Improvements of Undeveloped Land									9,273
	Eliminations					240	1,009	(769)	240	(1,988)

			1,065,628	1,208,036	5,051,925	772,928	1,234,124	5,798,765	7,032,889	1,406,437

(1)	The tax basis (in thousands) of our real estate assets at 12/31/10 was approximately $7,208,536 for federal income tax purposes.
(2)	Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2010	2009	2008	2010	2009	2008
Balance at beginning of year	$6,390,119	$6,297,922	$5,765,747	$1,311,733	$1,167,113	$990,280
Acquisitions	449,530	29,726	56,304	-	-	-
Construction costs and tenant improvements	162,301	307,157	812,084	-	-	-
Depreciation expense	-	-	-	271,058	266,803	246,440
Consolidation of previously unconsolidated properties	530,573	176,038	85,201	-	-	-

	7,532,523	6,810,843	6,719,336	1,582,791	1,433,916	1,236,720
Deductions during year:
Cost of real estate sold or contributed	(421,325)	(258,854)	(367,922)	(97,699)	(32,087)	(16,115)
Impairment Allowance	-	(71,774)	-	-	-	-
Write-off of fully amortized assets	(78,309)	(90,096)	(53,492)	(78,655)	(90,096)	(53,492)

Balance at end of year	$7,032,889	$6,390,119	$6,297,922	$1,406,437	$1,311,733	$1,167,113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

March 4, 2011	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

	By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

	By:	/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	1/26/11	Director of the General Partner
Thomas J. Baltimore, Jr.

/s/ Barrington H. Branch*	1/26/11	Director of the General Partner
Barrington H. Branch

/s/ Geoffrey Button *	1/26/11	Director of the General Partner
Geoffrey Button

/s/ William Cavanaugh III*	1/26/11	Director of the General Partner
William Cavanaugh III

/s/ Ngaire E. Cuneo *	1/26/11	Director of the General Partner
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/26/11	Director of the General Partner
Charles R. Eitel

/s/ Dr. Martin C. Jischke*	1/26/11	Director of the General Partner
Dr. Martin C. Jischke

/s/ Jack R. Shaw *	1/26/11	Director of the General Partner
Jack R. Shaw

/s/ Lynn C. Thurber *	1/26/11	Director of the General Partner
Lynn C. Thurber

/s/ Robert J. Woodward, Jr. *	1/26/11	Director of the General Partner
Robert J. Woodward, Jr.

* By Dennis D. Oklak, Attorney-in-Fact /s/ Dennis D. Oklak