Form 10-Q
period 2011-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2011-05-11
CIK 1003410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2011
Common Units, $.01 par value per unit	259,843,663 units

DUKE REALTY LIMITED PARTNERSHIP

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	2011	2010
ASSETS

Real estate investments:
Land and improvements	$1,227,770	$1,166,409
Buildings and tenant improvements	5,453,877	5,396,339
Construction in progress	93,433	61,205
Investments in and advances to unconsolidated companies	360,355	367,445
Undeveloped land	627,965	625,353

	7,763,400	7,616,751
Accumulated depreciation	(1,334,574)	(1,290,417)

Net real estate investments	6,428,826	6,326,334

Real estate investments and other assets held-for-sale	—	394,287

Cash and cash equivalents	167,115	18,419
Accounts receivable, net of allowance of $3,197 and $2,945	27,166	22,588
Straight-line rent receivable, net of allowance of $7,518 and $7,260	132,106	125,185
Receivables on construction contracts, including retentions	37,570	7,408
Deferred financing costs, net of accumulated amortization of $49,594 and $46,407	44,400	46,317
Deferred leasing and other costs, net of accumulated amortization of $289,373 and $269,000	500,505	517,934
Escrow deposits and other assets	189,454	185,652

	$7,527,142	$7,644,124

LIABILITIES AND EQUITY

Indebtedness:
Secured debt	$1,147,158	$1,065,628
Unsecured notes	2,906,016	2,948,405
Unsecured lines of credit	18,329	193,046

	4,071,503	4,207,079
Liabilities related to real estate investments held-for-sale	—	14,732

Construction payables and amounts due subcontractors, including retentions	69,369	44,782
Accrued real estate taxes	88,782	83,615
Accrued interest	36,211	62,407
Other accrued expenses	34,111	61,354
Other liabilities	144,795	129,860
Tenant security deposits and prepaid rents	56,597	50,450

Total liabilities	4,501,368	4,654,279

Partners’ equity:
General Partner:
Common equity (252,618 and 252,195 General Partner Units issued and outstanding)	2,056,413	2,046,617
Preferred equity (3,610 and 3,618 Preferred Units issued and outstanding)	902,540	904,540

	2,958,953	2,951,157
Limited Partners’ common equity (7,223 and 5,231 Limited Partner Units issued and outstanding)	62,407	34,894
Accumulated other comprehensive loss	(661)	(1,432)

Total partners’ equity	3,020,699	2,984,619
Noncontrolling interests	5,075	5,226

Total equity	3,025,774	2,989,845

	$7,527,142	$7,644,124

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31,

(in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	2011	2010
Revenues:
Rental and related revenue	$240,339	$211,918
General contractor and service fee revenue	146,547	113,641

	386,886	325,559
Expenses:
Rental expenses	56,890	51,336
Real estate taxes	35,003	28,519
General contractor and other services expenses	135,664	107,162
Depreciation and amortization	94,740	80,577

	322,297	267,594

Other operating activities:
Equity in earnings of unconsolidated companies	1,073	4,929
Gain on sale of properties	67,856	2,069
Undeveloped land carrying costs	(2,309)	(2,251)
Other operating expenses	(85)	(277)
General and administrative expense	(11,197)	(13,544)

	55,338	(9,074)

Operating income	119,927	48,891
Other income (expenses):
Interest and other income, net	87	151
Interest expense	(66,082)	(56,167)
Loss on debt transactions	—	(354)
Acquisition costs	(589)	—

Income (loss) from continuing operations	53,343	(7,479)
Discontinued operations:
Income (loss) before gain on sales	(157)	349
Gain on sale of depreciable properties	11,603	9,778

Income from discontinued operations	11,446	10,127
Net income	64,789	2,648
Distributions on Preferred Units	(15,974)	(18,363)
Adjustments for repurchase of Preferred Units	(163)	—
Net loss attributable to noncontrolling interests	122	2

Net income (loss) attributable to common unitholders	$48,774	$(15,713)

Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.14	$(0.11)
Discontinued operations attributable to common unitholders	0.05	0.04

Total	$0.19	$(0.07)

Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.14	$(0.11)
Discontinued operations attributable to common unitholders	0.05	0.04

Total	$0.19	$(0.07)

Weighted average number of Common Units outstanding	258,790	230,760

Weighted average number of Common Units and potential dilutive securities	258,837	230,760

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$64,789	$2,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	67,063	65,973
Amortization of deferred leasing and other costs	27,918	18,195
Amortization of deferred financing costs	3,644	3,626
Straight-line rent adjustment	(6,966)	(5,863)
Loss on debt extinguishment	—	354
Earnings from land and depreciated property sales	(79,459)	(11,847)
Third-party construction contracts, net	(13,974)	(10,049)
Other accrued revenues and expenses, net	(42,959)	(43,118)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	7,955	(28)

Net cash provided by operating activities	28,011	19,891

Cash flows from investing activities:
Development of real estate investments	(37,318)	(31,460)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(22,261)	—
Second generation tenant improvements, leasing costs and building improvements	(17,476)	(21,473)
Other deferred leasing costs	(6,272)	(5,498)
Other assets	2,816	(6,307)
Proceeds from land and depreciated property sales, net	437,494	108,668
Capital distributions from unconsolidated companies	54,730	3,897
Capital contributions and advances to unconsolidated companies, net	(6,068)	(11,883)

Net cash provided by investing activities	405,645	35,944

Cash flows from financing activities:
Payments for repurchases of Preferred Units	(2,096)	—
Payments on and repurchases of unsecured debt	(42,948)	(114,736)
Proceeds from secured debt financings	—	2,730
Payments on secured indebtedness including principal amortization	(3,897)	(2,617)
Borrowings (payments) on lines of credit, net	(174,717)	106
Distributions to common unitholders	(44,029)	(39,251)
Distributions to preferred unitholders	(15,974)	(18,363)
Distributions to noncontrolling interests	(29)	(122)
Deferred financing costs	(1,270)	(122)

Net cash used for financing activities	(284,960)	(172,375)

Net increase (decrease) in cash and cash equivalents	148,696	(116,540)
Cash and cash equivalents at beginning of period	18,419	147,539

Cash and cash equivalents at end of period	$167,115	$30,999

Non-cash investing and financing activities:
Assumption of indebtedness for real estate acquisitions	$85,955	$—

Contribution of properties to unconsolidated companies	$52,110	$7,002

Conversion of Limited Partner Units to common shares of the General Partner	$933	$61

Issuance of Limited Partner Units for acquisition	$28,357	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the three months ended March 31, 2011

(in thousands, except per unit data)

(Unaudited)

	Common Unitholders					Noncontrolling Interests	Total Equity
	General Partner		Limited Partners’ Common Equity	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity

	Common Equity	Preferred Equity
Balance at December 31, 2010	$2,046,617	$904,540	$34,894	$(1,432)	$2,984,619	$5,226	$2,989,845
Comprehensive income:
Net income	47,732	15,974	1,205	—	64,911	(122)	64,789
Derivative instrument activity	—	—	—	771	771	—	771

Comprehensive income					65,682	(122)	65,560
Issuance of Limited Partner Units for acquisition	—	—	28,357	—	28,357		28,357
Conversion of Limited Partner Units to common shares of the General Partner	933	—	(933)	—	—	—	—
Repurchase of Preferred Units	(96)	(2,000)			(2,096)		(2,096)
Stock based compensation plan activity	4,140	—	—	—	4,140	—	4,140
Distributions to Preferred Unitholders	—	(15,974)	—	—	(15,974)	—	(15,974)
Distributions to Partners ($.17 per Common Unit)	(42,913)	—	(1,116)	—	(44,029)	—	(44,029)
Distributions to noncontrolling interests	—	—	—	—	—	(29)	(29)

Balance at March 31, 2011	$2,056,413	$902,540	$62,407	$(661)	$3,020,699	$5,075	$3,025,774

Common Units outstanding at March 31, 2011	252,618		7,223		259,841

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”) without audit. The 2010 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. The General Partner is the sole general partner of the Partnership, owning 97.2% of the common Partnership interests as of March 31, 2011 (“General Partner Units”). The remaining 2.8% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership’s Partnership Agreement (the “Partnership Agreement”), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a real estate portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”). DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2010 have been reclassified to conform to the 2011 consolidated financial statement presentation.

3.	Variable Interest Entities

There are three unconsolidated joint ventures that we have previously determined to meet the criteria to be considered variable interest entities (“VIEs”). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through equity contributions, a partner loan that we have provided to one of the joint ventures, and third-party debt that is guaranteed by both us and the other partner or member of each joint venture. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of both us and the other partner or member of the joint venture. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling an underlying property, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined that the equity method of accounting is appropriate for these unconsolidated joint ventures.

The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated joint ventures we have determined to be VIEs as of March 31, 2011:

	Carrying Value		Maximum Loss Exposure
Investment in Unconsolidated Company	$32.6 million		$32.6 million
Guarantee Obligations (1)	$(23.4 million	)	$(62.2 million	)

(1)	We are party to guarantees of the third-party debt of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. In 2009, we recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures. Pursuant to an agreement with the lender, we may make partner loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

4.	Acquisitions and Dispositions

Acquisition of Premier Portfolio

We purchased nine industrial and four office buildings, as well as other real estate assets, during the three months ended March 31, 2011, continuing our acquisitions related to a portfolio of buildings in South Florida (the “Premier Portfolio”), which was placed under contract in 2010. These additional acquisitions resulted in cash payments to the sellers of $22.3 million, the assumption of six secured loans with a face value of $85.7 million (Note 5) and the issuance to the sellers of 2.1 million Units with a fair value at issuance of $28.4 million (Note 6).

On December 30, 2010, we purchased 38 industrial buildings, one office building and other real estate assets within the Premier Portfolio. The allocation of the fair value of the amounts recognized from this acquisition to buildings and other related assets was preliminary at December 31, 2010. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities related to the 52 properties and other real estate assets from the Premier Portfolio that have been purchased through March 31, 2011 (in thousands):

	Year ended December 31, 2010	Three months ended March 31, 2011	Total acquired through March 31, 2011
Real estate assets	$249,960	$113,872	$363,832
Lease related intangible assets	31,091	18,350	49,441
Other assets	1,801	5,490	7,291

Total acquired assets	282,852	137,712	420,564

Secured debt	158,238	85,955	244,193
Other liabilities	4,075	2,164	6,239

Total assumed liabilities	162,313	88,119	250,432

Fair value of acquired net assets	$120,539	$49,593	$170,132

The leases in the acquired properties have a weighted average remaining life of approximately 3.5 years.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in making the lease-up and disposition estimates used in calculating the “as-if vacant” value of each building are as follows:

Discount rate	8.4% - 9.0%
Exit capitalization rate	7.0% - 7.6%
Lease up period	12 - 36 months
Net rental rate per square foot – Industrial	$5.15 - $13.50
Net rental rate per square foot – Office	$10.00 - $16.00

Dispositions

We disposed of income producing real estate assets and undeveloped land and received net proceeds of $437.5 million and $108.7 million, respectively, during the three month periods ended March 31, 2011 and March 31, 2010. Included in the building dispositions in the three months ended March 31, 2011 is the sale of 13 suburban office buildings, totaling approximately 2.0 million square feet, to an existing 20% owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for $342.8 million and our share of net proceeds totaled $273.7 million.

5.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2011 (in thousands):

	Book Value at 12/31/10	Book Value at 3/31/11	Fair Value at 12/31/10	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 3/31/11
Fixed rate secured debt	$1,042,722	$1,124,252	$1,069,562	$85,669	$(3,897)	$30,313	$1,181,647
Variable rate secured debt	22,906	22,906	22,906	—	—	—	22,906
Fixed rate unsecured notes	2,948,405	2,906,016	3,164,651	—	(42,948)	41,946	3,163,649
Unsecured lines of credit	193,046	18,329	193,224	283	(175,000)	(259)	18,248

Total	$4,207,079	$4,071,503	$4,450,343	$85,952	$(221,845)	$72,000	$4,386,450

Fixed Rate Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology in order to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 4.40% to 5.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, as defined.

In the first quarter of 2011, we assumed six secured loans associated with the acquisition of the Premier Portfolio, which had a total acquisition date face value of $85.7 million and fair value of $86.0 million. The assumed loans carry a weighted average interest rate of 5.71% and a weighted remaining term of 5.6 years. We used estimated market rates ranging between 4.40% and 5.81% in determining the fair value of the loans.

Fixed Rate Unsecured Debt

In March 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, at their scheduled maturity date.

We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101% to 120% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2011.

Unsecured Lines of Credit

Our unsecured lines of credit as of March 31, 2011 are described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2011
Unsecured Line of Credit - Partnership	$850,000	February 2013	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$18,329

The Partnership’s unsecured line of credit has an interest rate on borrowings of LIBOR plus 2.75%, and a maturity date of February 2013. There were no borrowings on the Partnership’s unsecured line of credit at March 31, 2011. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion.

This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of March 31, 2011, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.10% for outstanding borrowings as of March 31, 2011). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with, at our option, a 12-month extension.

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 2.39% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs, as defined.

6.	Partners’ Equity

In the first three months of 2011, the General Partner repurchased 80,000 shares of its 8.375% Series O Cumulative Redeemable Preferred Shares. The preferred shares that the General Partner repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its preferred shares on the open market. An adjustment of approximately $163,000, which included a ratable portion of issuance costs, was included in net income attributable to common unitholders.

In conjunction with the acquisition of the Premier Portfolio (Note 4), we issued 2.1 million Limited Partner Units with a fair value at issuance of $28.4 million, which are included in Limited Partners’ common equity.

7.	Related Party Transactions

We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Management fees	$1,977	$2,088
Leasing fees	1,804	407
Construction and development fees	1,581	1,909

8.	Net Income (Loss) Per Common Unit

Basic net income (loss) per Common Unit is computed by dividing net income (loss) attributable to common unitholders, less distributions on share-based awards expected to vest (referred to as “participating securities” and primarily composed of unvested restricted stock units), by the weighted average number of Common Units outstanding for the period. Diluted net income (loss) per Common Unit is computed by dividing basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to common unitholders	$48,774	$(15,713)
Less: Distributions on participating securities	(799)	(502)

Basic and diluted net income (loss) attributable to common unitholders	$47,975	$(16,215)

Weighted average number of Common Units outstanding	258,790	230,760
Other potential dilutive units	47	—

Weighted average number of Common Units and potential dilutive securities	258,837	230,760

Potential units related to the majority of our stock-based compensation plans as well as our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Anti-dilutive outstanding potential units under fixed stock option plans	1,711	6,294
Anti-dilutive potential units under the Exchangeable Notes	3,432	4,647
Outstanding participating securities	4,752	2,994

9.	Segment Reporting

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

Management believes that the use of consolidated FFO attributable to common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of consolidated FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Rental Operations:
Office	$122,378	$127,309
Industrial	96,324	66,111
Non-reportable Rental Operations segments	19,654	16,232
General contractor and service fee revenue	146,547	113,641

Total Segment Revenues	384,903	323,293
Other Revenue	1,983	2,266

Consolidated Revenue from continuing operations	386,886	325,559
Discontinued Operations	2,817	12,341

Consolidated Revenue	$389,703	$337,900

Reconciliation of Consolidated Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$67,253	$71,418
Industrial	67,838	48,319
Non-reportable Rental Operations segments	12,374	10,577
Service Operations	10,883	6,479

	158,348	136,793
Non-Segment Items:
Interest expense	(66,082)	(56,167)
Interest and other income	87	151
Other operating expenses	(85)	(277)
General and administrative expenses	(11,197)	(13,544)
Undeveloped land carrying costs	(2,309)	(2,251)
Loss on debt transactions	—	(354)
Acquisition costs	(589)	—
Other non-segment income	981	1,749
Net loss attributable to noncontrolling interests	122	2
Joint venture items	8,610	12,188
Distributions on Preferred Units	(15,974)	(18,363)
Adjustments for repurchase of Preferred Units	(163)	—
Discontinued operations	84	3,940

Consolidated FFO attributable to common unitholders	71,833	63,867
Depreciation and amortization on continuing operations	(94,740)	(80,577)
Depreciation and amortization on discontinued operations	(241)	(3,591)
Partnership’s share of joint venture adjustments	(7,628)	(9,563)
Earnings from depreciated property sales on continuing operations	67,856	2,069
Earnings from depreciated property sales on discontinued operations	11,603	9,778
Earnings from depreciated property sales - share of joint venture	91	2,304

Net income (loss) attributable to common unitholders	$48,774	$(15,713)

The assets for each of the reportable segments as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Assets
Rental Operations:
Office	$2,788,498	$3,122,565
Industrial	3,261,871	3,210,566
Non-reportable Rental Operations segments	626,688	627,491
Service Operations	245,164	231,662

Total Segment Assets	6,922,221	7,192,284
Non-Segment Assets	604,921	451,840

Consolidated Assets	$7,527,142	$7,644,124

10.	Discontinued Operations

The following table illustrates the number of properties in discontinued operations:

	Held For Sale at March 31, 2011	Sold in 2011	Sold in 2010	Total
Office	2	7	11	20
Industrial	—	2	6	8
Retail	—	—	2	2

	2	9	19	30

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$2,817	$12,341
Operating expenses	(1,550)	(4,883)
Depreciation and amortization	(241)	(3,591)

Operating income	1,026	3,867
Interest expense	(1,183)	(3,518)

Income (loss) before gain on sales	(157)	349
Gain on sale of depreciable properties	11,603	9,778

Income from discontinued operations	$11,446	$10,127

The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

11.	Subsequent Events

Declaration of Distributions

The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on April 27, 2011:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	May 17, 2011	May 31, 2011
Preferred (per depositary unit):
Series J	$0.414063	May 17, 2011	May 31, 2011
Series K	$0.406250	May 17, 2011	May 31, 2011
Series L	$0.412500	May 17, 2011	May 31, 2011
Series M	$0.434375	June 16, 2011	June 30, 2011
Series N	$0.453125	June 16, 2011	June 30, 2011
Series O	$0.523438	June 16, 2011	June 30, 2011

In April 2011, we acquired three industrial buildings, as well as other real estate assets, which completed the acquisition of the Premier Portfolio, for $43.8 million. The acquisition included the assumption of secured loans with a total face value of $38.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management’s Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this report and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 4, 2011. As used herein, the terms “we”, “us” and “our” refer to Duke Realty Limited Partnership (the “Partnership”) and those entities owned or controlled by the Partnership.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 4, 2011. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview

We are a limited partnership formed under the laws of the State of Indiana in 1993. We own and operate a real estate portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. A more complete description of our business, and of management’s philosophy and priorities, is included in our 2010 Annual Report on Form 10-K.

As of March 31, 2011, we:

•

Owned or jointly controlled 796 industrial, office, medical office and other properties, of which 786 properties with more than 136.6 million square feet are in service and ten properties with approximately 3.4 million square feet are under development. The 786 in-service properties consist of 658 consolidated properties with approximately 111.5 million square feet and 128 jointly controlled properties with approximately 25.2 million square feet. The ten properties under development consist of nine consolidated properties with approximately 3.0 million square feet and one jointly controlled property with 406,000 square feet.

•	Owned, including through ownership interest in unconsolidated joint ventures, approximately 4,800 acres of land and controlled an additional 1,650 acres through purchase options.

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

Occupancy Analysis

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of March 31, 2011 and 2010, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2011	2010	2011	2010	2011	2010
Industrial	82,480	56,361	74.0%	63.0%	89.8%	91.4%
Office	26,067	30,400	23.4%	34.0%	84.6%	84.4%
Other (Medical Office and Retail)	2,916	2,720	2.6%	3.0%	86.8%	81.3%

Total	111,463	89,481	100.0%	100.0%	88.5%	88.7%

Lease Expiration and Renewals

Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of March 31, 2011. The table indicates square footage and annualized net effective rents (based on March 2011 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2011	7,313	$44,179	7%	5,329	$20,340	1,949	$23,394	35	$445
2012	9,071	63,489	10%	6,226	26,610	2,784	35,778	61	1,101
2013	15,273	97,292	15%	11,560	45,253	3,660	51,020	53	1,019
2014	12,049	71,538	11%	9,265	34,460	2,621	34,306	163	2,772
2015	12,384	71,429	11%	9,677	36,723	2,682	34,156	25	550
2016	10,192	53,487	8%	8,417	30,165	1,687	21,313	88	2,009
2017	7,430	46,599	7%	5,785	22,217	1,342	18,003	303	6,379
2018	5,477	46,995	7%	3,441	13,265	1,497	21,241	539	12,489
2019	3,419	35,872	6%	1,603	7,067	1,547	22,222	269	6,583
2020	6,440	42,914	7%	5,037	18,135	1,026	16,892	377	7,887
2021 and Thereafter	9,582	63,607	11%	7,713	32,079	1,252	16,894	617	14,634

Total Leased	98,630	$637,401	100%	74,053	$286,314	22,047	$295,219	2,530	$55,868

Total Portfolio Square Feet	111,463			82,480		26,067		2,916

Percent Occupied	88.5%			89.8%		84.6%		86.8%

Within our consolidated properties, we renewed 69.2% and 86.0% of our leases up for renewal in the three months ended March 31, 2011 and 2010, respectively, totaling approximately 2.9 million and 2.1 million square feet, respectively. There was a 7% and 1% decline, respectively, in average contractual rents on these renewals in the three-month periods ended March 31, 2011 and 2010.

The average term of renewals decreased from 7.6 years in the three months ended March 31, 2010 to 4.4 years in the three months ended March 31, 2011. The decrease in the average term of renewals is partly driven by our desire to shorten terms of new leases until rental rates begin to improve.

Acquisition and Disposition Activity

For the three months ended March 31, 2011, we acquired 13 properties for $132.2 million. These 13 properties represented continued activity in our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), of which the initial 39 properties were acquired on December 30, 2010. For the three months ended March 31, 2010, we had no acquisitions of income producing properties.

In the first three months of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties for $42.3 million. We contributed $8.6 million to the joint venture for our share of these acquisitions.

Net cash proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $437.5 million and $108.7 million for the three months ended March 31, 2011 and 2010, respectively. Included in the wholly owned building dispositions in the three months ended March 31, 2011 is the sale of 13 suburban office properties for net proceeds of $273.7 million, totaling approximately 2.0 million square feet, to a subsidiary of a 20% owned joint venture.

Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $4.7 million for the three months ended March 31, 2010. There were no such dispositions in the same period in 2011.

Recent and Future Development

We had 3.4 million square feet of property under development with total estimated costs upon completion of $181.0 million at March 31, 2011 compared to 1.4 million square feet with total costs of $422.1 million at March 31, 2010. The overall decrease in properties under development is the result of placing projects in service while limiting new developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of March 31, 2011 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	2,973	92%	$164,747	$78,839	$85,908
Joint venture properties	406	100%	16,295	15,552	743

Total	3,379	93%	$181,042	$94,391	$86,651

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

The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of consolidated FFO attributable to common unitholders for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) attributable to common unitholders	$48,774	$(15,713)
Adjustments:
Depreciation and amortization	94,981	84,168
Partnership’s share of joint venture depreciation and amortization	7,628	9,563
Earnings from depreciable property sales - wholly owned	(79,459)	(11,847)
Earnings from depreciable property sales - share of joint venture	(91)	(2,304)

Consolidated Funds From Operations attributable to common unitholders	$71,833	$63,867

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2011 and 2010, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended
	March 31,
	2011	2010
Rental and related revenue	$240,339	$211,918
General contractor and service fee revenue	146,547	113,641
Operating income	119,927	48,891
Net income (loss) attributable to common unitholders	48,774	(15,713)
Weighted average Common Units outstanding	258,790	230,760
Weighted average Common Units and potential dilutive securities	258,837	230,760
Basic income (loss) per Common Unit:
Continuing operations	$0.14	$(0.11)
Discontinued operations	$0.05	$0.04
Diluted income (loss) per Common Unit:
Continuing operations	$0.14	$(0.11)
Discontinued operations	$0.05	$0.04
Number of in-service consolidated properties at end of period	658	531
In-service consolidated square footage at end of period	111,463	89,481
Number of in-service joint venture properties at end of period	128	214
In-service joint venture square footage at end of period	25,166	43,384

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental and Related Revenue:
Office	$122,378	$127,309
Industrial	96,324	66,111
Non-reportable segments	21,637	18,498

Total	$240,339	$211,918

The following factors contributed to these results:

•

We acquired 64 properties, of which 56 were industrial, and placed three developments in service from January 1, 2010 to March 31, 2011, which provided incremental revenues of $14.8 million in the first quarter of 2011, as compared to the same period in 2010.

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”) on July 1, 2010. The consolidation of these buildings resulted in an increase of $20.1 million in rental and related revenue for the three months ended March 31, 2011, as compared to the same period in 2010.

•

We sold 23 office properties to an unconsolidated subsidiary in 2010 and the first quarter of 2011, resulting in a $7.7 million decrease in rental and related revenue from office properties in the three months ended March 31, 2011.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental Expenses:
Office	$37,607	$38,297
Industrial	13,185	8,551
Non-reportable segments	6,098	4,488

Total	$56,890	$51,336

Real Estate Taxes:
Office	$17,518	$17,594
Industrial	15,301	9,241
Non-reportable segments	2,184	1,684

Total	$35,003	$28,519

Overall, rental expenses increased by $5.6 million in the first quarter of 2011, compared to the same period in 2010. The July 1, 2010 consolidation of 106 industrial buildings in Dugan resulted in a $3.7 million increase in rental expense for industrial properties in the first quarter of 2011. There were also incremental costs of $2.7 million associated with the additional 64 properties acquired (of which 56 were industrial) and three developments placed in service, which was partially offset by a decrease of approximately $1.6 million related to 23 properties that were sold to a joint venture during 2010 and the first quarter of 2011.

Overall, real estate taxes increased by approximately $6.5 million in the first quarter of 2011, compared to the same period in 2010. The primary reason for this increase is the consolidation of the 106 industrial buildings in Dugan, which resulted in incremental real estate taxes of $3.6 million. There were also incremental costs of $2.5 million associated with the additional 64 properties acquired and three developments placed in service.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Service Operations:
General contractor and service fee revenue	$146,547	$113,641
General contractor and other services expenses	(135,664)	(107,162)

Total	$10,883	$6,479

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

Depreciation and Amortization

Depreciation and amortization expense increased from $80.6 million during the first quarter of 2010 to $94.7 million for the same period in 2011 primarily due to depreciation related to additions to our asset base from properties acquired, consolidated or placed in service during 2010 and 2011.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties and develop properties for sale. These earnings decreased from $4.9 million in the three months ended March 31, 2010 to $1.1 million for the same period in 2011. The decrease in equity in earnings is largely the result of the consolidation, effective July 1, 2010, of Dugan, which was previously accounted for using the equity method. Equity in earnings related to our investment in Dugan totaled $2.6 million during the three months ended March 31, 2010. The sale of our 20% interest in another of our unconsolidated subsidiaries, which had contributed $1.8 million of equity in earnings during the three-month period ended March 31, 2010, also contributed to the decrease in equity in earnings.

Gain on Sale of Properties

Gains on sale of properties increased from $2.1 million for the three months ended March 31, 2010 to $67.9 million for the three months ended March 31, 2011. We sold four properties during the three months ended March 31, 2010 compared to 15 properties during the three months ended March 31, 2011. We maintained varying forms of continuing involvement in the properties sold during both periods and, thus, the gains are not classified within discontinued operations.

General and Administrative Expense

General and administrative expenses decreased from $13.5 million for the first quarter of 2010 to $11.2 million for the same period in 2011. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The decrease in general and administrative costs is largely the result of higher absorption of overhead costs by construction and development activities in 2011, due to increased construction volume in the first quarter of 2011 as compared to the same period in 2010.

Interest Expense

Interest expense increased from $56.2 million in the first quarter of 2010 to $66.1 million in the first quarter of 2011. The increased interest expense is due in large part to an increase in our overall level of debt since March 31, 2010, primarily related to assuming secured loans in conjunction with our recent building acquisitions. Also contributing to the increase in interest expense was a $2.3 million decrease in capitalized interest due to properties previously undergoing significant development activities being placed in service or otherwise not meeting the criteria for the capitalization of interest.

Loss on Debt Transactions

During the first quarter of 2010, through an open market transaction, we paid $14.9 million to repurchase a portion of our outstanding 3.75% Exchangeable Senior Notes (the “Exchangeable Notes”) with a face value of $15.0 million. We recognized a $354,000 loss on repurchase after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments.

Discontinued Operations

The results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period, and that meet the applicable criteria, are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as impairment charges and the net gain or loss on the disposition of properties.

The operations of 30 buildings are classified as discontinued operations for the three months ended March 31, 2011 and March 31, 2010. These 30 buildings consist of 20 office, eight industrial, and two retail properties. As a result, we classified income (loss), before gain on sales, of $(157,000) and $349,000 in discontinued operations for the three months ended March 31, 2011 and 2010, respectively.

Of these properties, nine were sold during the first quarter of 2011 and nine were sold during the first quarter of 2010. The gains on disposal of $11.6 million and $9.8 million for the three months ended March 31, 2011 and 2010, respectively, are reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions, as well as the second generation capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have no outstanding borrowings on the Partnership’s $850.0 million unsecured line of credit at March 31, 2011, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets.

Rental Operations

Cash flows from Rental Operations is our primary source of liquidity and provides a stable source of cash flow to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of, or a short time following, the actual revenue recognition.

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

At March 31, 2011, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity.

Pursuant to its automatic shelf registration statement, at March 31, 2011, the General Partner has on file with the SEC a prospectus supplement that allows it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. No new shares have been issued pursuant to this prospectus supplement as of March 31, 2011.

The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of March 31, 2011.

Sale of Real Estate Assets

We pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity. Our ability to dispose of such properties is dependent on a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. In light of current market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market, and condition of the equity and real estate markets, we may be unable to dispose of such properties quickly, or on favorable terms, if at all.

Transactions with Unconsolidated Entities

Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to an unconsolidated entity, while retaining a continuing interest in that entity, and receive proceeds commensurate to the interest that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing and will distribute to us, and our joint venture partners, all or a portion of the proceeds from such debt financing.

We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds, commensurate to our ownership interest, of approximately $847.2 million through March 31, 2011. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain of our parcels of undeveloped land.

During the three months ended March 31, 2011, we sold 13 suburban office buildings, totaling approximately 2.0 million square feet, to Duke/Hulfish, for $342.8 million, of which our 80% share of net proceeds totaled $273.7 million. Concurrent with the aforementioned sale of 13 properties, we also received a distribution of $54.7 million, which is commensurate to our 20% share of the net proceeds of a non-guaranteed short-term loan that was obtained by Duke/Hulfish.

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

One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Second generation tenant improvements	$7,989	$9,975
Second generation leasing costs	8,554	10,928
Building improvements	933	570

Totals	$17,476	$21,473

Distribution Requirements

The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first quarter of 2011 and the General Partner’s board of directors declared distributions of $0.17 per Common Unit for the second quarter of 2011. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At March 31, 2011, the General Partner had six series of preferred stock outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at March 31, 2011 had a face value totaling $4.1 billion with a weighted average interest rate of 6.36% and matures at various dates through 2028. Of this total amount, we had $2.9 billion of unsecured notes, $18.3 million outstanding on our unsecured lines of credit and $1.1 billion of secured debt outstanding at March 31, 2011. Scheduled principal amortization and maturities of such debt totaled $221.8 million for the three months ended March 31, 2011.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2011 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
Remainder of 2011	$13,884	$341,642	$355,526	4.86%
2012	16,894	311,724	328,618	5.87%
2013	16,454	521,644	538,098	6.28%
2014	15,142	305,012	320,154	6.34%
2015	12,866	344,103	356,969	6.86%
2016	10,976	492,560	503,536	6.16%
2017	9,293	498,221	507,514	5.96%
2018	7,356	300,000	307,356	6.08%
2019	6,322	518,438	524,760	7.97%
2020	4,732	250,000	254,732	6.73%
2021	3,416	—	3,416	5.56%
Thereafter	17,789	50,000	67,789	6.86%

	$135,124	$3,933,344	$4,068,468	6.36%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations and property dispositions, as well as by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt and Preferred Units

In the first three months of 2011, the General Partner repurchased 80,000 shares of its 8.375% Series O Cumulative Redeemable Preferred Shares. In total, the General Partner paid $2.1 million for preferred shares that had a face value of $2.0 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or redeem or repurchase certain of our Preferred Units held by the General Partner in conjunction with any redemption or repurchase it makes of the corresponding outstanding series of its preferred stock.

Historical Cash Flows

Cash and cash equivalents were $167.1 million and $31.0 million at March 31, 2011 and 2010, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2011	2010
Net Cash Provided by Operating Activities	$28.0	$19.9
Net Cash Provided by Investing Activities	$405.6	$35.9
Net Cash Used for Financing Activities	$(285.0)	$(172.4)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the three months ended March 31, 2011, cash provided by operating activities was $28.0 million compared to $19.9 million for the same period in 2010. The increase in cash provided from operating activities is primarily due to increased operating distributions from unconsolidated companies.

Investing Activities

Investing activities are one of the primary sources and uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•	Real estate development costs increased to $37.3 million for the three-month period ended March 31, 2011 from $31.5 million for the same period in 2010.

•	Sales of land and depreciated property provided $437.5 million in net proceeds for the three-month period ended March 31, 2011 compared to $108.7 million for the same period in 2010.

•	During the first three months of 2011, we received a $54.7 million cash distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures.

•	During the first three months of 2011, we paid cash of $22.3 million for real estate acquisitions, compared to no acquisitions in the same period in 2010.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first three months of 2011 compared to the same period in 2010:

•

In March 2011, we repaid $42.5 million of senior unsecured notes with an effective interest rate of 6.96% on their scheduled maturity date. This compares to repayments of $99.8 million of senior unsecured notes, which had an effective interest rate of 5.37%, on their scheduled maturity date in January 2010.

•

We decreased net borrowings on the Partnership’s $850.0 million line of credit by $175.0 million for the three months ended March 31, 2011, completely repaying the outstanding balance, compared to no net change in such borrowings for the same period in 2010.

•	During the first quarter of 2010, through an open market transaction, we paid $14.9 million to repurchase a portion of our outstanding Exchangeable Notes with a face value of $15.0 million.

Contractual Obligations

Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2010 as previously discussed in our 2010 Annual Report on Form 10-K.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 5% of our total assets as of March 31, 2011 and December 31, 2010. Total assets of our unconsolidated subsidiaries were $2.6 billion and $2.2 billion as of March 31, 2011 and December 31, 2010, respectively. Total debt of our unconsolidated subsidiaries was $1.4 billion and $1.1 billion as of March 31, 2011 and December 31, 2010, respectively. The combined revenues of our unconsolidated subsidiaries totaled $57.2 million and $70.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $249.6 million at March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to our Financial Statements in terms of notional amount or fair value at March 31, 2011.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$23,928	$109,866	$110,253	$67,127	$104,443	$704,068	$1,119,685	$1,181,647
Weighted average interest rate	6.96%	6.05%	5.86%	6.45%	5.36%	6.60%

Variable rate secured debt	$785	$16,906	$880	$935	$300	$3,100	$22,906	$22,906
Weighted average interest rate	0.55%	4.78%	0.56%	0.56%	0.38%	0.38%

Fixed rate unsecured debt	$312,485	$201,846	$426,965	$252,092	$252,226	$1,461,934	$2,907,548	$3,163,649
Weighted average interest rate	4.93%	5.87%	6.40%	6.33%	7.49%	6.66%

Unsecured lines of credit	$18,329	$—	$—	$—	$—	$—	$18,329	$18,248
Rate at March 31, 2011	1.10%	N/A	N/A	N/A	N/A	N/A

As the above table incorporates only those exposures that exist as of March 31, 2011, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2011, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks and uncertainties described in our 2010 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

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

The following table shows the General Partner’s share repurchase activity for the three months in the quarter ended March 31, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan (1)
Common shares repurchased in connection with the General Partner’s Employee Stock Ownership Plan
January 1-31, 2011	4,018	$13.01	4,018	74,808,907
February 1-28, 2011	16,752	$13.68	16,752	74,579,739
March 1-31, 2011	3,987	$13.61	3,987	74,525,476

Total	24,757	$13.56	24,757

Repurchases of 8.375% Series O Cumulative Redeemable Preferred Shares
February 1-28, 2011	80,000	$26.20	80,000	69,966,487

(1)	On April 27, 2011, the General Partner’s board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $75.0 million of common shares, $250.0 million of debt securities and $75.0 million of preferred shares (the “April 2011 Resolution”). The April 2011 Resolution will expire on April 27, 2012.

Item 3.	Defaults upon Senior Securities

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

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Certificate of Limited Partnership of Duke Realty Limited Partnership, dated September 17, 1993 (filed as Exhibit 3.1 (i) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

10.2	Duke Realty Corporation 2011 Non-Employee Director Compensation Plan (filed as Exhibit 10.2 to the General Partner’s Quarterly Report on Form 10-Q, as filed with the SEC on May 6, 2011, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner’s Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner’s Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner’s Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner’s Chief Financial Officer.**

#	Represents management or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 8 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY LIMITED PARTNERSHIP

Date: May 11, 2011	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and
Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and
Chief Accounting Officer of the General Partner