Form 10-Q
period 2011-09-30
DUKE REALTY LIMITED PARTNERSHIP/
filed 2011-11-09
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20625
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1898425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

600 East 96thStreet, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2011
Common Units, $.01 par value per unit	259,872,000 units

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,307,608	$1,166,409
Buildings and tenant improvements	5,601,866	5,396,339
Construction in progress	41,490	61,205
Investments in and advances to unconsolidated companies	368,671	367,445
Undeveloped land	622,254	625,353
	7,941,889	7,616,751
Accumulated depreciation	(1,413,804)	(1,290,417)
Net real estate investments	6,528,085	6,326,334

Real estate investments and other assets held-for-sale	21,992	394,287

Cash and cash equivalents	16,157	18,419
Accounts receivable, net of allowance of $2,854 and $2,945	21,685	22,588
Straight-line rent receivable, net of allowance of $7,502 and $7,260	140,732	125,185
Receivables on construction contracts, including retentions	44,425	7,408
Deferred financing costs, net of accumulated amortization of $56,105 and $46,407	39,449	46,317
Deferred leasing and other costs, net of accumulated amortization of $329,325 and $269,000	497,594	517,934
Escrow deposits and other assets	194,107	185,652
	$7,504,226	$7,644,124
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,184,268	$1,065,628
Unsecured notes	2,783,762	2,948,405
Unsecured lines of credit	304,293	193,046
	4,272,323	4,207,079

Liabilities related to real estate investments held-for-sale	957	14,732

Construction payables and amounts due subcontractors, including retentions	66,786	44,782
Accrued real estate taxes	123,524	83,615
Accrued interest	35,725	62,407
Other accrued expenses	42,414	61,354
Other liabilities	128,123	129,860
Tenant security deposits and prepaid rents	59,551	50,450
Total liabilities	4,729,403	4,654,279
Partners’ equity:
General Partner:
Common equity (252,918 and 252,195 General Partner Units issued and outstanding)	1,919,479	2,046,617
Preferred equity (3,176 and 3,618 Preferred Units issued and outstanding)	793,910	904,540
	2,713,389	2,951,157
Limited Partners’ common equity (6,950 and 5,231 Limited Partner Units issued and outstanding)	56,286	34,894
Accumulated other comprehensive income (loss)	493	(1,432)
Total partners’ equity	2,770,168	2,984,619
Noncontrolling interests	4,655	5,226
Total equity	2,774,823	2,989,845
	$7,504,226	$7,644,124

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Revenues:
Rental and related revenue	$233,555	$228,299	$698,619	$642,489
General contractor and service fee revenue	127,708	132,351	409,617	414,391
	361,263	360,650	1,108,236	1,056,880
Expenses:
Rental expenses	49,947	47,628	153,002	143,133
Real estate taxes	33,785	32,659	101,936	88,394
General contractor and other services expenses	120,547	124,653	379,180	392,433
Depreciation and amortization	96,909	94,487	290,751	253,209
	301,188	299,427	924,869	877,169
Other operating activities:
Equity in earnings of unconsolidated companies	3,104	580	5,890	7,525
Gain on sale of properties	(1,437)	(125)	66,910	6,917
Undeveloped land carrying costs	(2,259)	(2,359)	(7,021)	(7,152)
Impairment charges	—	(1,860)	—	(9,834)
Other operating expenses	(60)	(580)	(171)	(1,002)
General and administrative expenses	(9,493)	(8,476)	(29,231)	(31,171)
	(10,145)	(12,820)	36,377	(34,717)
Operating income	49,930	48,403	219,744	144,994
Other income (expenses):
Interest and other income, net	172	149	543	504
Interest expense	(66,875)	(61,491)	(199,269)	(175,076)
Loss on debt transactions	—	(167)	—	(16,294)
Acquisition-related activity	(342)	57,513	(1,525)	57,513
Income (loss) from continuing operations before income taxes	(17,115)	44,407	19,493	11,641
Income tax benefit	194	1,126	194	1,126
Income (loss) from continuing operations	(16,921)	45,533	19,687	12,767
Discontinued operations:
Income (loss) before gain on sales	(36)	375	(30)	2,293
Gain on sale of depreciable properties	2,088	11,527	16,405	24,383
Income from discontinued operations	2,052	11,902	16,375	26,676
Net income (loss)	(14,869)	57,435	36,062	39,443
Distributions on Preferred Units	(14,399)	(16,726)	(46,347)	(53,452)
Adjustments for redemption/repurchase of Preferred Units	(3,633)	(5,652)	(3,796)	(10,144)
Net (income) loss attributable to noncontrolling interests	(43)	48	163	(58)
Net income (loss) attributable to common unitholders	$(32,944)	$35,105	$(13,918)	$(24,211)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.14)	$0.08	$(0.13)	$(0.22)
Discontinued operations attributable to common unitholders	0.01	0.05	0.07	0.11
Total	$(0.13)	$0.13	$(0.06)	$(0.11)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.14)	$0.08	$(0.13)	$(0.22)
Discontinued operations attributable to common unitholders	0.01	0.05	0.07	0.11
Total	$(0.13)	$0.13	$(0.06)	$(0.11)
Weighted average number of Common Units outstanding	259,866	257,383	259,505	240,640
Weighted average number of Common Units and potential dilutive securities	259,866	257,383	259,505	240,640
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$36,062	$39,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	204,134	201,352
Amortization of deferred leasing and other costs	88,295	62,734
Amortization of deferred financing costs	11,070	10,492
Straight-line rent adjustment	(19,012)	(12,252)
Impairment charges	—	9,834
Loss on debt extinguishment	—	16,294
Gain on acquisitions, net	—	(57,815)
Earnings from land and depreciated property sales	(83,315)	(31,300)
Third-party construction contracts, net	(18,417)	(16,872)
Other accrued revenues and expenses, net	14,588	12,961
Operating distributions received in excess of equity in earnings from unconsolidated companies	11,681	7,649
Net cash provided by operating activities	245,086	242,520
Cash flows from investing activities:
Development of real estate investments	(125,676)	(82,372)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(179,047)	(260,877)
Acquisition of undeveloped land	(3,825)	(13,384)
Second generation tenant improvements, leasing costs and building improvements	(71,732)	(63,361)
Other deferred leasing costs	(20,950)	(26,060)
Other assets	(4,500)	(16,847)
Proceeds from land and depreciated property sales, net	504,688	200,445
Capital distributions from unconsolidated companies	54,730	3,897
Capital contributions and advances to unconsolidated companies, net	(28,362)	(48,410)
Net cash provided by (used for) investing activities	125,326	(306,969)
Cash flows from financing activities:
Contributions from the General Partner	—	298,066
Payments for redemption/repurchase of Preferred Units	(110,726)	(115,849)
Proceeds from unsecured debt issuance	—	250,000
Payments on and repurchases of unsecured debt	(166,346)	(392,181)
Proceeds from secured debt financings	—	3,987
Payments on secured indebtedness including principal amortization	(24,841)	(8,814)
Borrowings on lines of credit, net	111,247	82,210
Distributions to common unitholders	(132,423)	(122,307)
Distributions to preferred unitholders	(46,347)	(53,452)
Distributions to noncontrolling interests	(408)	(1,706)
Deferred financing costs	(2,830)	(2,193)
Net cash used for financing activities	(372,674)	(62,239)
Net decrease in cash and cash equivalents	(2,262)	(126,688)
Cash and cash equivalents at beginning of period	18,419	147,539
Cash and cash equivalents at end of period	$16,157	$20,851

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$150,042	$332,982
Contribution of properties to unconsolidated companies	$53,245	$7,002
Investments and advances related to acquisition of previously unconsolidated companies	$5,987	$134,026
Conversion of Limited Partner Units to common shares of the General Partner	$3,052	$(7,829)
Issuance of Limited Partner Units for acquisition	$28,357	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2011
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General Partner		Limited Partners’	Accumulated Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income (Loss)	Partners’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$2,046,617	$904,540	$34,894	$(1,432)	$2,984,619	$5,226	$2,989,845
Comprehensive income:
Net income (loss)	(9,753)	46,347	(369)	—	36,225	(163)	36,062
Derivative instrument activity	—	—	—	1,925	1,925	—	1,925
Comprehensive income					38,150	(163)	37,987
Issuance of Limited Partner Units for acquisition	—	—	28,357	—	28,357		28,357
Stock based compensation plan activity	8,538	—	—	—	8,538	—	8,538
Conversion of Limited Partner Units to common shares of the General Partner	3,052	—	(3,052)	—	—	—	—
Distributions to Preferred Unitholders	—	(46,347)	—	—	(46,347)	—	(46,347)
Redemption/repurchase of Preferred Units	(96)	(110,630)	—	—	(110,726)	—	(110,726)
Distributions to Partners ($.51 per Common Unit)	(128,879)	—	(3,544)	—	(132,423)	—	(132,423)
Distributions to noncontrolling interests	—	—	—	—	—	(408)	(408)
Balance at September 30, 2011	$1,919,479	$793,910	$56,286	$493	$2,770,168	$4,655	$2,774,823
Common Units outstanding at September 30, 2011	252,918		6,950		259,868
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
The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe that it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner is the sole general partner of the Partnership owning 97.3% of the common Partnership interests as of September 30, 2011 (“General Partner Units”). The remaining 2.7% of the Partnership’s common interest is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership’s Partnership Agreement (the “Partnership Agreement”), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).
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

3.    Variable Interest Entities
At September 30, 2011, there are three unconsolidated joint ventures that we have determined meet the criteria to be considered variable interest entities (“VIEs”). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by both us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of each joint venture’s partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of September 30, 2011 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Company	$33.2	$33.2
Guarantee Obligations (1)	$(18.9)	$(58.3)

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

4.     Acquisitions and Dispositions
Acquisition of Premier Portfolio

We purchased twelve industrial and four office buildings, as well as other real estate assets, during the nine months ended September 30, 2011. These purchases completed our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), which was placed under contract in 2010, and resulted in cash payments to the sellers of $27.4 million, the assumption of secured loans with a face value of $124.4 million and the issuance to the sellers of 2.1 million Limited Partner Units with a fair value at issuance of $28.4 million, which are included in the Limited Partners’ common equity (Note 6). These units are not convertible until early 2012.
On December 30, 2010, we purchased 38 industrial buildings, one office building and other real estate assets within the Premier Portfolio. The allocation of the fair value of the amounts recognized from this acquisition to buildings and other related assets was preliminary at December 31, 2010. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities related to the 55 properties and other real estate assets from the Premier Portfolio that have been purchased through September 30, 2011 (in thousands):

	Acquired During Year ended December 31, 2010	Acquired During Nine months ended September 30,2011	Total
Real estate assets	$249,960	$153,656	$403,616
Lease-related intangible assets	31,091	25,445	56,536
Other assets	1,801	2,571	4,372
Total acquired assets	282,852	181,672	464,524
Secured debt	158,238	125,003	283,241
Other liabilities	4,075	4,284	8,359
Total assumed liabilities	162,313	129,287	291,600
Fair value of acquired net assets	$120,539	$52,385	$172,924
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 3.5 years.
Other 2011 Acquisitions

We also acquired 14 additional properties during the nine months ended September 30, 2011. These acquisitions consisted of five bulk industrial properties in Raleigh, North Carolina, two bulk industrial properties in Chicago, Illinois, one bulk industrial property in Dallas, Texas, one bulk industrial property in Southern California, one bulk industrial property in Phoenix, Arizona, one bulk industrial property in Savannah, Georgia, one office property in Raleigh, North Carolina, one office property in Indianapolis, Indiana and one office property in Atlanta, Georgia. Our acquisition accounting is preliminary for seven of the acquired buildings, which were acquired in September 2011. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions:

Real estate assets	$161,825
Lease related intangible assets	22,879
Other assets	338
Total acquired assets	185,042
Secured debt	20,138
Other liabilities	1,588
Total assumed liabilities	21,726
Fair value of acquired net assets	$163,316

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.8 years.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. As a result, we have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the “as-if vacant” value of each building acquired during the nine months ended September 30, 2011 were as follows:

	Low	High
Discount rate	6.40%	10.10%
Exit capitalization rate	4.80%	9.00%
Lease-up period (months)	12	36
Net rental rate per square foot – Industrial	$2.75	$6.50
Net rental rate per square foot – Office	$8.61	$16.00

Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net proceeds of $504.7 million during the nine months ended September 30, 2011. Included in the building dispositions in the nine months ended September 30, 2011 is the sale, in March 2011, of 13 suburban office buildings, totaling approximately 2.0 million square feet, to an existing 20% owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for $342.8 million and our share of net proceeds totaled $273.7 million.

5.    Indebtedness
The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2011 (in thousands):

	Book Value at 12/31/10	Book Value at 9/30/11	Fair Value at 12/31/10	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 9/30/11
Fixed rate secured debt	$1,042,722	$1,162,147	$1,069,562	$143,732	$(24,056)	$75,065	$1,264,303
Variable rate secured debt	22,906	22,121	22,906	—	(785)	—	22,121
Unsecured notes	2,948,405	2,783,762	3,164,651	—	(166,345)	(63,773)	2,934,533
Unsecured lines of credit	193,046	304,293	193,224	111,248	—	4,815	309,287
Total	$4,207,079	$4,272,323	$4,450,343	$254,980	$(191,186)	$16,107	$4,530,244

Fixed Rate Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.70% to 6.20%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

We assumed eleven secured loans, in conjunction with our acquisition activity, in the first nine months of 2011. These acquired secured loans had a total face value of $143.7 million and fair value of $145.1 million. The assumed loans carry a weighted average stated interest rate of 5.75% and a weighted remaining term upon acquisition of 5.2 years. We used estimated market rates ranging between 4.40% and 5.81% in determining the fair value of the loans.

Unsecured Notes

In March 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, at their scheduled maturity date. In August 2011, we repaid $122.5 million of senior unsecured notes, which had an effective interest rate of 5.69%, at their scheduled maturity date.

All but $21.0 million of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 115.00% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2011.

Unsecured Lines of Credit

Our unsecured lines of credit as of September 30, 2011 are described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2011
Unsecured Line of Credit - Partnership	$850,000	February 2013	$284,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2012	$20,293

The Partnership’s unsecured line of credit has an interest rate on borrowings of LIBOR plus 2.75% (equal to 2.98% for borrowings as of September 30, 2011), and a maturity date of February 2013. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the Partnership’s unsecured line of credit agreement). As of September 30, 2011, we were in compliance with all covenants under this line of credit.
The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus 0.85%

(equal to 1.09% for outstanding borrowings as of September 30, 2011). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2012.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.74% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.

6.    Partners' Equity
In the first nine months of 2011, the General Partner repurchased 80,000 shares of its 8.375% Series O Cumulative Redeemable Preferred Shares (“Series O Shares”). The Series O Shares that the General Partner repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its preferred shares on the open market. An adjustment of approximately$163,000, which included a ratable portion of original issuance costs, was included as a reduction to net income attributable to common unitholders.

In conjunction with the acquisition of the Premier Portfolio (Note 4), we issued 2.1 million Limited Partner Units with a fair value at issuance of $28.4 million, which are included in Limited Partners’ common equity.

In July 2011, the General Partner redeemed all of the outstanding shares of its 7.25% Series N Cumulative Redeemable Preferred Stock at a liquidation amount of $108.6 million. Offering costs of $3.6 million were charged against net income attributable to common unitholders in conjunction with the redemption of these shares.

7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010
Management fees	$7,393	$5,850
Leasing fees	3,627	2,143
Construction and development fees	4,182	6,716

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
The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common unitholders	$(32,944)	$35,105	$(13,918)	$(24,211)
Less: Distributions on participating securities	(811)	(694)	(2,416)	(1,699)
Basic and diluted net income (loss) attributable to common unitholders	$(33,755)	$34,411	$(16,334)	$(25,910)
Weighted average number of Common Units outstanding	259,866	257,383	259,505	240,640
Weighted average number of Common Units and potential dilutive securities	259,866	257,383	259,505	240,640
Potential units related to our stock-based compensation plans as well as our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive outstanding potential units under fixed stock option plans	1,677	1,779	1,677	1,779
Anti-dilutive potential units under the Exchangeable Notes	3,432	4,045	3,432	4,045
Outstanding participating securities	4,840	4,137	4,840	4,137

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
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT like our General Partner. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common unitholders. FFO attributable to common unitholders should not be considered as a substitute for net income (loss) attributable to common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. We do not allocate certain income and expenses (“Non-Segment Items”, as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.
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

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental Operations:
Office	$111,376	$124,397	$340,483	$371,206
Industrial	98,874	84,249	290,219	212,832
Non-reportable Rental Operations segments	20,334	16,495	59,698	49,453
General contractor and service fee revenue (“Service Operations”)	127,708	132,351	409,617	414,391
Total Segment Revenues	358,292	357,492	1,100,017	1,047,882
Other Revenue	2,971	3,158	8,219	8,998
Consolidated Revenue from continuing operations	361,263	360,650	1,108,236	1,056,880
Discontinued Operations	1,341	11,385	7,506	38,276
Consolidated Revenue	$362,604	$372,035	$1,115,742	$1,095,156
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$62,768	$72,015	$191,787	$213,409
Industrial	72,006	62,716	208,925	158,395
Non-reportable Rental Operations segments	13,115	10,729	38,513	32,884
Service Operations	7,161	7,698	30,437	21,958
	155,050	153,158	469,662	426,646
Non-Segment Items:
Interest expense	(66,875)	(61,491)	(199,269)	(175,076)
Impairment charges	—	(1,860)	—	(9,834)
Interest and other income	172	149	543	504
Other operating expenses	(60)	(580)	(171)	(1,002)
General and administrative expenses	(9,493)	(8,476)	(29,231)	(31,171)
Undeveloped land carrying costs	(2,259)	(2,359)	(7,021)	(7,152)
Loss on debt transactions	—	(167)	—	(16,294)
Acquisition-related activity	(342)	57,513	(1,525)	57,513
Income tax benefit	194	1,126	194	1,126
Other non-segment income	1,934	2,552	4,456	6,274
Net (income) loss attributable to noncontrolling interests	(43)	48	163	(58)
Joint venture items	11,635	7,916	30,597	32,488
Distributions on Preferred Units	(14,399)	(16,726)	(46,347)	(53,452)
Adjustments for redemption/repurchase of Preferred Units	(3,633)	(5,652)	(3,796)	(10,144)
Discontinued operations	390	3,801	1,648	13,170
FFO attributable to common unitholders	72,271	128,952	219,903	233,538
Depreciation and amortization on continuing operations	(96,909)	(94,487)	(290,751)	(253,209)
Depreciation and amortization on discontinued operations	(426)	(3,426)	(1,678)	(10,877)
Partnership’s share of joint venture adjustments	(8,531)	(7,336)	(24,798)	(27,271)
Earnings from depreciated property sales on continuing operations	(1,437)	(125)	66,910	6,917
Earnings from depreciated property sales on discontinued operations	2,088	11,527	16,405	24,383
Earnings from depreciated property sales - share of joint venture	—	—	91	2,308
Net income (loss) attributable to common unitholders	$(32,944)	$35,105	$(13,918)	$(24,211)

The assets for each of the reportable segments as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Assets
Rental Operations:
Office	$2,759,739	$3,122,565
Industrial	3,388,125	3,210,566
Non-reportable Rental Operations segments	640,885	627,491
Service Operations	175,839	231,662
Total Segment Assets	6,964,588	7,192,284
Non-Segment Assets	539,638	451,840
Consolidated Assets	$7,504,226	$7,644,124

10.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at September 30, 2011	Sold in 2011	Sold in 2010	Total

Office	3	11	11	25
Industrial	0	3	6	9
Retail	0	0	2	2
	3	14	19	36
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,341	$11,385	$7,506	$38,276
Operating expenses	(640)	(4,675)	(3,751)	(15,226)
Depreciation and amortization	(426)	(3,426)	(1,678)	(10,877)
Operating income	275	3,284	2,077	12,173
Interest expense	(311)	(2,909)	(2,107)	(9,880)
Income (loss) before gain on sales	(36)	375	(30)	2,293
Gain on sale of depreciable properties	2,088	11,527	16,405	24,383
Income from discontinued operations	$2,052	$11,902	$16,375	$26,676
The income from discontinued operations for all periods presented is entirely attributable to the common unitholders.

At September 30, 2011, we classified three in-service properties as held-for-sale, which were included in discontinued operations, due to our present intention to sell the properties in October 2011. The following table illustrates aggregate balance sheet information of the aforementioned three properties included in discontinued operations at September 30, 2011 (in thousands):

Real estate investment, net	$18,466
Other assets	3,526
Total assets held-for-sale	$21,992

Accrued expenses	$666
Other liabilities	291
Total liabilities held-for-sale	$957

11.    Subsequent Events
Declaration of Distributions
The General Partner’s board of directors declared the following distributions at its regularly scheduled board meeting held on October 26, 2011:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	November 16, 2011	November 30, 2011
Preferred (per depositary unit):
Series J	$0.414063	November 16, 2011	November 30, 2011
Series K	$0.406250	November 16, 2011	November 30, 2011
Series L	$0.412500	November 16, 2011	November 30, 2011
Series M	$0.434375	December 16, 2011	December 31, 2011
Series O	$0.523438	December 16, 2011	December 31, 2011

Portfolio Disposition Agreement
On October 20, 2011, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") pursuant to which we will sell a real estate portfolio consisting of 82 buildings that have an aggregate of 10.1 million square feet and comprise nearly all of our wholly owned office properties located in Atlanta, Chicago, Columbus, Dallas, Minneapolis, Orlando and Tampa. The purchase price, which was determined through arm's length negotiations between us and the buyer, will be $1.08 billion and we expect to recognize a net gain on sale. As of October 20, 2011, the Buyer had paid a nonrefundable earnest money deposit of $40.0 million. The closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain customary closing conditions. Although there are no assurances that the conditions will be met or that the transaction will be consummated, the parties to the Purchase Agreement anticipate that the closing will occur on or about December 1, 2011.

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
As of September 30, 2011, we:

•
Owned or jointly controlled 807 industrial, office, medical office and other properties, of which 799 properties with approximately 141.3 million square feet are in service and eight properties with more than 1.3 million square feet are under development. The 799 in-service properties are comprised of 672 consolidated properties with approximately 115.8 million square feet and 127 jointly controlled unconsolidated properties with approximately 25.5 million square feet. The eight properties under development consist of six consolidated properties with approximately 666,000 square feet and two jointly controlled unconsolidated properties with approximately 679,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,750 acres of land and controlled an additional 1,650 acres through purchase options.
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
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of September 30, 2011 and 2010, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2011	2010	2011	2010	2011	2010
Industrial	86,746	77,495	74.9%	69.8%	92.9%	91.2%
Office	26,059	30,734	22.5%	27.7%	84.6%	85.8%
Other (Medical Office and Retail)	2,986	2,725	2.6%	2.5%	86.3%	83.8%
Total	115,791	110,954	100.0%	100.0%	90.9%	89.5%
Lease Expiration and Renewals
Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of September 30, 2011. The table indicates square footage and annualized net effective rents (based on September 30, 2011 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2011	3,623	$20,942	3%	2,820	$11,587	790	$9,214	13	$141
2012	7,825	55,166	8%	5,276	22,387	2,492	31,782	57	997
2013	16,498	100,582	15%	13,004	51,731	3,445	47,928	49	923
2014	12,706	74,340	11%	9,922	37,753	2,638	33,918	146	2,669
2015	13,370	77,006	12%	10,497	40,674	2,843	35,709	30	623
2016	12,496	67,315	10%	10,190	37,083	2,200	27,984	106	2,248
2017	9,079	55,763	8%	7,079	27,649	1,693	21,651	307	6,463
2018	6,129	51,962	8%	3,824	15,445	1,761	23,979	544	12,538
2019	4,163	39,582	6%	2,301	10,242	1,595	22,794	267	6,546
2020	6,658	43,512	7%	5,286	19,901	1,000	15,904	372	7,707
2021 and Thereafter	12,685	77,597	12%	10,404	40,059	1,595	21,367	686	16,171
Total Leased	105,232	$663,767	100%	80,603	$314,511	22,052	$292,230	2,577	$57,026

Total Portfolio Square Feet	115,791			86,746		26,059		2,986
Percent Occupied	90.9%			92.9%		84.6%		86.3%

Within our consolidated properties, we renewed 74.4% and 64.1% of our leases up for renewal in the three and nine months ended September 30, 2011, totaling approximately 2.2 million and 7.2 million square feet, respectively. This compares to renewals of 75.8% and 80.5% for the three and nine months ended September 30, 2010, which totaled approximately 2.7 million and 7.5 million square feet, respectively. Although our lease renewal percentage declined from the same periods in 2010, new leasing activity enabled us to improve occupancy within our consolidated properties. There was a 1.8% increase and a 4.2% decline in average contractual rents on these renewals in the three and nine months ended September 30, 2011, respectively.

The average term of renewals for the three and nine months ended September 30, 2011 was 3.5 and 4.1 years, compared to 5.4 and 6.0 years for the three and nine months ended September 30, 2010, respectively.

Acquisition and Disposition Activity

For the nine months ended September 30, 2011, we acquired 30 properties and other real estate-related assets, for $366.7 million, with 16 of these properties representing the completion of our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”). The initial 39 properties from the Premier Portfolio were acquired on December 30, 2010. These acquisitions represent further advancement of our strategy to increase our concentration in industrial properties.

On July 1, 2010, we acquired our joint venture partner's 50% interest in Dugan Realty, L.L.C. ("Dugan"), a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.3 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.2 million. At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 62.6 net acres of undeveloped land located in Midwest and Southeast markets. The total acquisition date fair value of Dugan's assets was $638.2 million and we also assumed liabilities, including secured debt, having a total fair value of $305.7 million.

Additionally, in the nine months ended September 30, 2010, we also acquired six properties for a total purchase price of $185.5 million. These acquisitions consisted of two suburban office properties and two bulk industrial properties in South Florida, one bulk industrial property in Phoenix, Arizona, and one bulk industrial property in Columbus, Ohio. Also, in the first nine months of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties for $42.3 million. We contributed $8.6 million to the joint venture for our share of these acquisitions.

Net cash proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $504.7 million and $200.4 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the wholly owned building dispositions in the nine months ended September 30, 2011 is the sale of 13 suburban office properties for net proceeds of $273.7 million, totaling approximately 2.0 million square feet, to a joint venture in which we own 20%.

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
Development
At September 30, 2011, we had 1.3 million square feet of property under development with total estimated costs upon completion of $237.4 million compared to 3.5 million square feet with total costs upon completion of $356.1 million at September 30, 2010. We have continued to limit our development projects to build-to-suit or partially pre-leased properties and select medical office developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.
The following table summarizes our properties under development as of September 30, 2011 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	666	86%	$128,525	$25,808	$102,717
Joint venture properties	679	100%	108,880	18,959	89,921
Total	1,345	94%	$237,405	$44,767	$192,638

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
The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of FFO attributable to common unitholders for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common unitholders	$(32,944)	$35,105	$(13,918)	$(24,211)
Adjustments:
Depreciation and amortization	97,335	97,913	292,429	264,086
Partnership’s share of joint venture depreciation and amortization	8,531	7,336	24,798	27,271
Earnings from depreciable property sales - wholly owned	(651)	(11,402)	(83,315)	(31,300)
Earnings from depreciable property sales - share of joint venture	—	—	(91)	(2,308)
Funds From Operations attributable to common unitholders	$72,271	$128,952	$219,903	$233,538

Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and related revenue	$233,555	$228,299	$698,619	$642,489
General contractor and service fee revenue	127,708	132,351	409,617	414,391
Operating income	49,930	48,403	219,744	144,994
Net income (loss) attributable to common unitholders	(32,944)	35,105	(13,918)	(24,211)
Weighted average Common Units outstanding	259,866	257,383	259,505	240,640
Weighted average Common Units and potential dilutive securities	259,866	257,383	259,505	240,640
Basic income (loss) per Common Unit:
Continuing operations	$(0.14)	$0.08	$(0.13)	$(0.22)
Discontinued operations	$0.01	$0.05	$0.07	$0.11
Diluted income (loss) per Common Unit:
Continuing operations	$(0.14)	$0.08	$(0.13)	$(0.22)
Discontinued operations	$0.01	$0.05	$0.07	$0.11
Number of in-service consolidated properties at end of period	672	633	672	633
In-service consolidated square footage at end of period	115,791	110,954	115,791	110,954
Number of in-service joint venture properties at end of period	127	108	127	108
In-service joint venture square footage at end of period	25,481	22,085	25,481	22,085

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,
	2011	2010
Rental and Related Revenue:
Office	$111,376	$124,397
Industrial	98,874	84,249
Non-reportable segments	23,305	19,653
Total	$233,555	$228,299
The following factors contributed to these results:

•
We acquired 80 properties, of which 70 were industrial, and placed seven developments in service from January 1, 2010 to September 30, 2011, which provided incremental revenues of $19.6 million in the third quarter of 2011, as compared to the same period in 2010.

•
We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $16.2 million decrease in rental and related revenue from continuing operations in the three months ended September 30, 2011.

•
The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our overall investment in office properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended September 30, 2011 and 2010 respectively (in thousands):

	Three Months Ended September 30,
	2011	2010
Rental Expenses:
Office	$33,050	$35,220
Industrial	11,013	7,919
Non-reportable segments	5,884	4,489
Total	$49,947	$47,628
Real Estate Taxes:
Office	$15,558	$17,162
Industrial	15,855	13,614
Non-reportable segments	2,372	1,883
Total	$33,785	$32,659
We recognized incremental costs of $4.1 million associated with the additional 80 properties acquired (of which 70 were industrial) and seven developments placed in service since January 1, 2010. Partially offsetting the impact of our acquisition and development activity was a decrease to rental expenses of $3.6 million related to 23 office properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011.
We recognized incremental costs of $3.6 million associated with the additional 80 properties acquired and seven developments placed in service since January 1, 2010. This increase was partially offset by a decrease of $2.5 million related to the 23 properties that were sold to a joint venture during 2010 and the first quarter of 2011.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,
	2011	2010
Service Operations:
General contractor and service fee revenue	$127,708	$132,351
General contractor and other services expenses	(120,547)	(124,653)
Total	$7,161	$7,698

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. A decrease in total construction volume from the third quarter of 2010 drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $94.5 million during the third quarter of 2010 to $96.9 million for the same period in 2011, primarily due to shorter-lived lease-based intangible assets being recognized in conjunction with our acquisition activity in 2010 and 2011.
Equity in Earnings of Unconsolidated Companies
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties and develop properties for sale. These earnings increased from $580,000 in the three months ended September 30, 2010 to $3.1 million for the same period in 2011. The increase in equity in earnings was largely due to our share of earnings for the quarter from a 50%-owned construction joint venture that was formed for the purpose of executing an environmental remediation and infrastructure project.
Gain on Sale of Properties

During the third quarter of 2011, we determined it necessary to complete a roof replacement at our expense, pursuant to contractual obligations on a property that we had sold during a prior period to a 20%-owned unconsolidated joint venture and accordingly accrued the cost of replacement and recognized a $1.4 million adjustment to reduce the original gain on the sale. Prior to the third quarter of 2011, we had employed other, less costly, repair measures and our best estimates did not indicate that the replacement of the roof was necessary.

Impairment Charges

In the third quarter of 2010, we sold 50 acres of land, which resulted in an impairment charge of $1.9 million. We had not previously identified or actively marketed this land for disposition.

General and Administrative Expense

General and administrative expenses increased from $8.5 million for the third quarter of 2010 to $9.5 million for the same period in 2011. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our wholly-owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. While our overall pool of overhead expenses was relatively consistent, the amount of such costs absorbed by our leasing activities declined slightly, as the result of less leasing activity, thus driving an increase in indirect costs charged to general and administrative expenses in the third quarter of 2011.

Interest Expense

Interest expense increased from $61.5 million in the third quarter of 2010 to $66.9 million in the third quarter of 2011. The increase to interest expense in the third quarter of 2011 was primarily driven by higher overall borrowings that were used to fund our acquisition activities in 2010 and 2011. A $2.0 million decrease in the capitalization of interest costs, the result of reduced development activity, also contributed to the increase in interest expense.
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

Acquisition-Related Activity

Acquisition-related activity consists of acquisition costs charged directly to expense as well as gains or losses recognized for the difference between the fair value and carrying value of our investment in acquired entities in which we held a preexisting ownership interest. During the third quarter of 2011, we recognized approximately $342,000 in acquisition costs, compared to $302,000 of such costs during the third quarter of 2010. During the third quarter of 2010, we also recognized a $57.8 million gain on the acquisition of our joint venture partner's 50% interest in Dugan.
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
The operations of 36 buildings are classified as discontinued operations for both the three months ended September 30, 2011 and September 30, 2010. These 36 buildings consist of 25 office, nine industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $36,000 and income, before gain on sales, of $375,000 in discontinued operations for the three months ended September 30, 2011 and 2010, respectively.
Of these properties, two were sold during the third quarter of 2011 and six were sold during the third quarter of 2010. The gains on disposal of $2.1 million and $11.5 million for the three months ended September 30, 2011 and 2010, respectively, are reported in discontinued operations.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the nine months ended September 30, 2011 and 2010 respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental and Related Revenue:
Office	$340,483	$371,206
Industrial	290,219	212,832
Non-reportable segments	67,917	58,451
Total	$698,619	$642,489

The following factors contributed to these results:

•
We acquired 80 properties, of which 70 were industrial, and placed seven developments in service from January 1, 2010 to September 30, 2011, which provided incremental revenues of $55.9 million in the nine months ended September 30, 2011, as compared to the same period in 2010.

•
We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $39.3 million in rental and related revenue for the nine months ended September 30, 2011, as compared to the same period in 2010.

•
We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $39.6 million decrease in rental and related revenue from continuing operations in the nine months ended September 30, 2011.

•
The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our overall investment in office properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes by reportable segment for the nine months ended September 30, 2011 and 2010 respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental Expenses:
Office	$99,996	$106,960
Industrial	34,479	22,269
Non-reportable segments	18,527	13,904
Total	$153,002	$143,133
Real Estate Taxes:
Office	$48,700	$50,837
Industrial	46,815	32,168
Non-reportable segments	6,421	5,389
Total	$101,936	$88,394
We recognized incremental costs of $11.8 million associated with the additional 80 properties acquired (of which 70 were industrial) and seven developments placed in service. The July 1, 2010 consolidation of 106 industrial buildings in Dugan also resulted in a $6.0 million increase in rental expense for industrial properties in the first nine months of 2011. The aforementioned increases were partially offset by a decrease of $8.8 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011.

We recognized incremental costs of $10.2 million associated with the additional 80 properties acquired and seven developments placed in service since January 1, 2010. The consolidation of the 106 industrial buildings in Dugan resulted in incremental real estate taxes of $7.0 million, which was partially offset by a decrease of $5.9 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011. The remaining increases were the result of increased taxes on our existing properties.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010
Service Operations:
General contractor and service fee revenue	$409,617	$414,391
General contractor and other services expenses	(379,180)	(392,433)
Total	$30,437	$21,958

The improvement in income from Service Operations was due to increased average profit margins on third-party construction activities performed during the first nine months of 2011 compared to contracts in progress during 2010.
Depreciation and Amortization
Depreciation and amortization expense increased from $253.2 million during the first nine months of 2010 to $290.8 million for the same period in 2011, primarily due to shorter-lived lease-based intangible assets being recognized in conjunction with our acquisition activity in 2010 and 2011.
Equity in Earnings of Unconsolidated Companies
Equity in earnings decreased from $7.5 million in the nine months ended September 30, 2010 to $5.9 million for the same period in 2011. This decrease was largely due to the consolidation of 106 properties upon the acquisition of our partner’s 50% interest in Dugan on July 1, 2010.
Gain on Sale of Properties
During the nine months ended September 30, 2011, we sold 18 properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $66.9 million. During the nine months ended September 30, 2010, we sold eight properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $6.9 million.
Impairment Charges
Impairment charges totaled $9.8 million in the nine months ended September 30, 2010. In the nine-month period ended September 30, 2010, we sold 50 acres of land, which resulted in an impairment charge of $8.0 million. We had not previously identified or actively marketed this land for disposition. Additionally, we recorded a $1.9 million impairment charge on one additional parcel of land that was previously intended to be held for development but, as the result of an unplanned disposition opportunity, was subsequently determined to be probable of selling at a loss prior to the end of 2010.
General and Administrative Expense
General and administrative expenses decreased from $31.2 million for the nine months ended September 30, 2010 to $29.2 million for the same period in 2011. The reduction in general and administrative expenses was primarily the result of an increase in the absorption of indirect costs from leasing activities in the nine month period ended September 30, 2011.
Interest Expense
Interest expense increased from $175.1 million in the first nine months of 2010 to $199.3 million in the first nine months of 2011. The increase to interest expense was primarily driven by increased overall borrowings that were driven by our acquisition activities. A $6.3 million decrease in the capitalization of interest costs, the result of reduced development activity, also contributed to the increase in interest expense.
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

Acquisition-Related Activity
During the first nine months of 2011, we recognized approximately $1.5 million in acquisition costs, compared to $302,000 of such costs during the first nine months of 2010. During the first nine months of 2010, we also recognized a $57.8 million gain on the acquisition of our joint venture partner's 50% interest in Dugan.
Discontinued Operations
The operations of 36 buildings are classified as discontinued operations for the nine months ended September 30, 2011 and September 30, 2010. These 36 buildings consist of 25 office, nine industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $30,000 and income, before gain on sales, of $2.3 million in discontinued operations for the nine months ended September 30, 2011 and 2010, respectively.
Of these properties, 14 were sold during the first nine months of 2011 and 17 were sold during the first nine months of 2010. The $16.4 million and $24.4 million gains on disposal of these properties for the nine months ended September 30, 2011 and

2010, respectively, are also reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions as well as capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have $284.0 million of outstanding borrowings on the Partnership’s $850.0 million unsecured line of credit at September 30, 2011, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.
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
Unsecured Debt and Equity Securities
We use the Partnership’s unsecured line of credit as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At September 30, 2011, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
Pursuant to its automatic shelf registration statement, at September 30, 2011, the General Partner has on file with the SEC a prospectus supplement that allows it to issue new shares of its common stock, from time to time, pursuant to an at the market offering program, with an aggregate offering price of up to $150.0 million. No new shares have been issued pursuant to this prospectus supplement as of September 30, 2011.
The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of September 30, 2011.
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
We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through September 30, 2011. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain of our parcels of undeveloped land.
During the nine months ended September 30, 2011, we sold 13 suburban office buildings, totaling approximately 2.0 million square feet, to Duke/Hulfish, for $342.8 million, of which our 80% share of net proceeds totaled $273.7 million. During 2011, we also received a net financing distribution of $46.9 million, which was commensurate to our 20% share of the net proceeds of permanent financing that was obtained by Duke/Hulfish.

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
The following is a summary of our second generation capital expenditures by type of expenditure (in thousands):

	Nine Months Ended September 30,
	2011	2010
Second generation tenant improvements	$34,312	$30,003
Second generation leasing costs	31,988	29,012
Building improvements	5,432	4,346
Totals	$71,732	$63,361

The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2011	2010
Office	$46,835	$47,348
Industrial	24,642	15,562
Non-reportable segments	255	451
Totals	$71,732	$63,361

Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first three quarters of 2011 and the General Partner’s board of directors declared distributions of $0.17 per Common Unit for the fourth quarter of 2011. Our future distributions will be declared at the discretion of the General Partner’s board of directors and will be subject to our future capital needs and availability.

At September 30, 2011, the General Partner had five series of preferred stock outstanding. The annual distribution rates on the General Partner’s preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In July 2011, the General Partner redeemed all of its 7.25% Series N Cumulative Redeemable Preferred Shares (“Series N Shares”) for a total payment of $108.6 million, thus reducing our future quarterly distribution commitments by $2.0 million.
Debt Maturities
Debt outstanding at September 30, 2011 had a face value totaling $4.3 billion with a weighted average interest rate of 6.12% and matures at various dates through 2028. Of this total amount, we had $2.8 billion of unsecured notes, $304.3 million outstanding on our unsecured lines of credit and $1.2 billion of secured debt outstanding at September 30, 2011. Scheduled principal amortization, repurchases and maturities of such debt totaled $191.2 million for the nine months ended September 30, 2011.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2011 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2011	$4,401	$167,643	$172,044	4.25%
2012	17,424	353,017	370,441	5.34%
2013	17,014	805,644	822,658	5.14%
2014	15,734	305,012	320,746	6.34%
2015	13,401	349,102	362,503	6.84%
2016	11,495	492,560	504,055	6.16%
2017	9,842	536,921	546,763	5.95%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
Thereafter	17,789	50,000	67,789	6.86%
	$130,770	$4,137,384	$4,268,154	6.12%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions, and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt and Preferred Units
In the first nine months of 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, and $122.5 million of senior unsecured notes which had an effective interest rate of 5.69%, both at their respective scheduled maturity dates.
During the first nine months of 2011, the General Partner repurchased 80,000 shares of its 8.375% Series O Cumulative Redeemable Preferred Shares (the “Series O Shares”). In total, the General Partner paid $2.1 million for these preferred shares that had a face value of $2.0 million. We then repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market. The General Partner paid $108.6 million in July 2011 to redeem its Series N Shares at par value.

To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or redeem or repurchase certain of our Preferred Units held by the General Partner in conjunction with any redemption or repurchase it makes of the corresponding outstanding series of its preferred stock.

Historical Cash Flows
Cash and cash equivalents were $16.2 million and $20.9 million at September 30, 2011 and 2010, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2011	2010
Net Cash Provided by Operating Activities	$245.1	$242.5
Net Cash Provided by (Used for) Investing Activities	$125.3	$(307.0)
Net Cash Used for Financing Activities	$(372.7)	$(62.2)
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the nine months ended September 30, 2011, cash provided by operating activities increased to $245.1 million from $242.5 million in the same period in 2010.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
Real estate development costs increased to $125.7 million for the nine months ended September 30, 2011 from $82.4 million for the same period in 2010, primarily as a result of one build-to-suit property that was completed and sold in June 2011.

•	Sales of land and depreciated property provided $504.7 million in net proceeds for the nine months ended September 30, 2011, compared to $200.4 million for the same period in 2010.

•
During the nine months ended September 30, 2011, we received a $54.7 million cash distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures.

•
During the nine months ended September 30, 2011, we paid cash of $179.0 million for real estate acquisitions and $3.8 million for undeveloped land acquisitions, compared to $260.9 million for real estate acquisitions and $13.4 million for undeveloped land acquisitions in the same period in 2010.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2011 compared to the same period in 2010:

•
In March 2011 and August 2011, we repaid $42.5 million and $122.5 million, respectively, of unsecured notes with an effective rate of 6.96% and 5.69%, respectively, at their scheduled maturity dates, while, in January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date.

•
During the nine months ended September 30, 2011, the General Partner completed open market repurchases of approximately 80,000 shares of its Series O Shares, compared to repurchases of approximately 4.4 million of such shares during the same period in 2010. The General Partner paid $2.1 million during the nine months ended September 30, 2011 for shares which had a face value $2.0 million, compared to $115.8 million during the same period in 2010 for shares which had a face value of $109.4 million. We repurchased corresponding Preferred Units held by the General Partner at the same price at which it repurchased its shares on the open market.

•	In July 2011, the General Partner redeemed all of the outstanding shares of its Series N Shares for a total payment of $108.6 million.

•
We increased net borrowings on the Partnership's $850.0 million unsecured line of credit by $109.0 million for the nine months ended September 30, 2011, compared to an increase of $81.0 million for the same period in 2010.

•
In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature in March 2020, compared to no issuances of senior unsecured notes for the nine months ended September 30, 2011.

•
During the first nine months of 2010, through a cash tender offer and other open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million.

•
In June 2010, the General Partner issued 26.5 million shares of its common stock for net proceeds of $298.1 million, compared to no issuances of common stock for the nine months ended September 30, 2011.

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
We have equity interests in unconsolidated partnerships and limited liability companies that own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 5% of our total assets as of both September 30, 2011 and December 31, 2010. Total assets of our unconsolidated subsidiaries were $2.6 billion and $2.2 billion as of September 30, 2011 and December 31, 2010, respectively. The combined revenues of our unconsolidated subsidiaries totaled $201.3 million and $181.9 million for the nine months ended September 30, 2011 and 2010, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $245.5 million at September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which has a fixed rate on one of our variable rate loans; it is not significant to our Financial Statements in terms of notional amount or fair value at September 30, 2011.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$3,957	$110,396	$110,813	$67,718	$109,977	$754,727	$1,157,588	$1,264,303
Weighted average interest rate	6.44%	6.05%	5.86%	6.44%	5.36%	6.55%
Variable rate secured debt	$—	$16,906	$880	$935	$300	$3,100	$22,121	$22,121
Weighted average interest rate	N/A	4.77%	0.28%	0.28%	0.15%	0.15%
Fixed rate unsecured debt	$168,087	$201,845	$426,965	$252,093	$252,226	$1,461,935	$2,763,151	$2,913,647
Weighted average interest rate	4.20%	5.87%	6.40%	6.33%	7.49%	6.66%
Variable rate unsecured notes	$—	$21,000	$—	$—	$—	$—	$21,000	$20,886
Rate at September 30, 2011	N/A	1.09%	N/A	N/A	N/A	N/A
Unsecured lines of credit	$—	$20,294	$284,000	$—	$—	$—	$304,294	$309,287
Rate at September 30, 2011	N/A	1.09%	2.98%	N/A	N/A	N/A
As the above table incorporates only those exposures that exist as of September 30, 2011, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1.    Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2011, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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
The following table shows the General Partner’s share repurchase activity for the three months in the quarter ended September 30, 2011:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan (1)
July 1 - 31, 2011	4,207		$14.45	4,207	74,195,141
August 1 - 31, 2011	8,962		$11.54	8,962	74,091,719
September 1 - 30, 2011	4,199		$11.20	4,199	74,044,691
Total	17,368	(2)	$12.16	17,368

(1)
On April 27, 2011, the General Partner’s board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $75.0 million of common shares, $250.0 million of debt securities and $75.0 million of preferred shares (the “April 2011 Resolution”). The April 2011 Resolution will expire on April 27, 2012.

(2)	Common shares repurchased in connection with the General Partner’s Employee Stock Purchase Plan, a component of its Repurchase Program.

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

101
The following materials from Duke Realty Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Equity, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DUKE REALTY LIMITED PARTNERSHIP

Date:	November 9, 2011	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner