Form 10-Q
period 2012-03-31
DUKE REALTY LIMITED PARTNERSHIP/
filed 2012-05-08
CIK 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2012
Common Units, $.01 par value per unit	271,089,263

DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,209,840	$1,202,872
Buildings and tenant improvements	4,868,066	4,766,793
Construction in progress	80,306	44,259
Investments in and advances to unconsolidated companies	361,818	364,859
Undeveloped land	622,642	622,635
	7,142,672	7,001,418
Accumulated depreciation	(1,151,322)	(1,108,650)
Net real estate investments	5,991,350	5,892,768

Real estate investments and other assets held-for-sale	19,395	55,580

Cash and cash equivalents	14,740	213,826
Accounts receivable, net of allowance of $2,693 and $3,597	24,045	22,255
Straight-line rent receivable, net of allowance of $6,997 and $7,447	111,115	105,900
Receivables on construction contracts, including retentions	33,257	40,247
Deferred financing costs, net of accumulated amortization of $42,720 and $59,109	39,685	42,268
Deferred leasing and other costs, net of accumulated amortization of $311,525 and $292,334	469,936	460,881
Escrow deposits and other assets	168,882	170,257
	$6,872,405	$7,003,982
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,180,965	$1,173,233
Unsecured notes	2,615,612	2,616,063
Unsecured lines of credit	20,293	20,293
	3,816,870	3,809,589

Liabilities related to real estate investments held-for-sale	643	975

Construction payables and amounts due subcontractors, including retentions	51,309	55,775
Accrued real estate taxes	76,263	69,272
Accrued interest	33,675	58,904
Other accrued expenses	29,133	59,795
Other liabilities	132,734	131,735
Tenant security deposits and prepaid rents	46,383	38,355
Total liabilities	4,187,010	4,224,400
Partners’ equity:
General Partner:
Common equity (266,405 and 252,927 General Partner Units issued and outstanding)	2,028,588	1,923,886
Preferred equity (2,503 and 3,176 Preferred Units issued and outstanding)	625,638	793,910
	2,654,226	2,717,796
Limited Partners' common equity (4,676 and 6,945 Limited Partner Units issued and outstanding)	25,027	56,254
Accumulated other comprehensive income	1,506	987
Total partners’ equity	2,680,759	2,775,037
Noncontrolling interests	4,636	4,545
Total equity	2,685,395	2,779,582
	$6,872,405	$7,003,982
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2012	2011
Revenues:
Rental and related revenue	$203,432	$190,986
General contractor and service fee revenue	68,968	146,547
	272,400	337,533
Expenses:
Rental expenses	37,342	40,699
Real estate taxes	28,671	27,471
General contractor and other services expenses	63,921	135,664
Depreciation and amortization	91,613	77,822
	221,547	281,656
Other operating activities:
Equity in earnings of unconsolidated companies	1,509	1,073
Gain on sale of properties	(277)	67,856
Undeveloped land carrying costs	(2,298)	(2,309)
Other operating expenses	(265)	(85)
General and administrative expenses	(11,839)	(11,197)
	(13,170)	55,338
Operating income	37,683	111,215
Other income (expenses):
Interest and other income, net	146	87
Interest expense	(61,086)	(52,124)
Acquisition-related activity	(580)	(589)
Income (loss) from continuing operations	(23,837)	58,589
Discontinued operations:
Loss before gain on sales	(749)	(5,403)
Gain on sale of depreciable properties	6,476	11,603
Income from discontinued operations	5,727	6,200
Net income (loss)	(18,110)	64,789
Distributions on Preferred Units	(13,193)	(15,974)
Adjustments for redemption/repurchase of Preferred Units	(5,730)	(163)
Net (income) loss attributable to noncontrolling interests	(168)	122
Net income (loss) attributable to common unitholders	$(37,201)	$48,774
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.16)	$0.16
Discontinued operations attributable to common unitholders	0.02	0.03
Total	$(0.14)	$0.19
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.16)	$0.16
Discontinued operations attributable to common unitholders	0.02	0.03
Total	$(0.14)	$0.19
Weighted average number of Common Units outstanding	264,114	258,790
Weighted average number of Common Units and potential dilutive securities	264,114	258,837

Comprehensive income (loss):
Net income (loss)	$(18,110)	$64,789
Other comprehensive income:
Derivative instrument activity	519	771
Other comprehensive income	519	771
Comprehensive income (loss)	$(17,591)	$65,560
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(18,110)	$64,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	63,860	67,063
Amortization of deferred leasing and other costs	28,396	27,918
Amortization of deferred financing costs	3,246	3,644
Straight-line rent adjustment	(5,852)	(6,966)
Earnings from land and depreciated property sales	(6,199)	(79,459)
Third-party construction contracts, net	(1,877)	(13,974)
Other accrued revenues and expenses, net	(43,109)	(42,959)
Operating distributions received in excess of equity in earnings from unconsolidated companies	4,995	7,955
Net cash provided by operating activities	25,350	28,011
Cash flows from investing activities:
Development of real estate investments	(29,639)	(37,318)
Acquisition of real estate investments and related intangible assets	(131,515)	(22,261)
Acquisition of undeveloped land	(12,180)	—
Second generation tenant improvements, leasing costs and building improvements	(15,361)	(17,476)
Other deferred leasing costs	(9,142)	(6,272)
Other assets	502	2,816
Proceeds from land and depreciated property sales, net	63,281	437,494
Capital distributions from unconsolidated companies	—	54,730
Capital contributions and advances to unconsolidated companies, net	(3,521)	(6,068)
Net cash provided by (used for) investing activities	(137,575)	405,645
Cash flows from financing activities:
Contributions from the General Partner	146,969	—
Payments for redemption/repurchase of Preferred Units	(168,272)	(2,096)
Payments on unsecured debt	(451)	(42,948)
Payments on secured indebtedness including principal amortization	(10,455)	(3,897)
Payments on lines of credit, net	—	(174,717)
Distributions to common unitholders	(44,902)	(44,029)
Distributions to preferred unitholders	(9,467)	(15,974)
Distributions to noncontrolling interests	(77)	(29)
Deferred financing costs	(206)	(1,270)
Net cash used for financing activities	(86,861)	(284,960)
Net increase (decrease) in cash and cash equivalents	(199,086)	148,696
Cash and cash equivalents at beginning of period	213,826	18,419
Cash and cash equivalents at end of period	$14,740	$167,115
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$19,626	$85,955
Contribution of properties to unconsolidated companies	$—	$52,110
Conversion of Limited Partner Units to common shares of the General Partner	$29,460	$933
Issuance of Limited Partner Units for acquisition	$—	$28,357
Preferred distributions declared but not paid	$3,726	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2012
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partner's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(30,660)	13,193	(811)	—	(18,278)	168	(18,110)
Other comprehensive income	—	—	—	519	519	—	519
Capital contribution from the General Partner	146,437	—	—	—	146,437	—	146,437
Stock based compensation plan activity	3,411	—	—	—	3,411	—	3,411
Conversion of Limited Partner Units to common shares of the General Partner	29,460	—	(29,460)	—	—	—	—
Distributions to Preferred Unitholders	—	(13,193)	—	—	(13,193)	—	(13,193)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.17 per Common Unit)	(43,946)	—	(956)	—	(44,902)	—	(44,902)
Distributions to noncontrolling interests	—	—	—	—	—	(77)	(77)
Balance at March 31, 2012	$2,028,588	$625,638	$25,027	$1,506	$2,680,759	$4,636	$2,685,395
Common Units outstanding at March 31, 2012	266,405		4,676		271,081
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Limited Partnership (the “Partnership”). The 2011 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
The Partnership was formed on October 4, 1993, when Duke Realty Corporation (the “General Partner”) contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest. The General Partner was formed in 1985 and we believe that it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner is the sole general partner of the Partnership owning 98.3% of the common Partnership interests as of March 31, 2012 (“General Partner Units”). The remaining 1.7% of the common Partnership interests is owned by limited partners (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”). Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner’s common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner’s common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).
We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”), which are consolidated entities that are 100% owned by a combination of us and the General Partner. DCLP is owned through a taxable REIT subsidiary that is 100% owned by us. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Partnership and those entities owned or controlled by the Partnership.

2.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2011 have been reclassified to conform to the 2012 consolidated financial statement presentation.

3.    Variable Interest Entities
At March 31, 2012, there are three unconsolidated joint ventures that we have determined meet the criteria to be considered variable interest entities (“VIEs”). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by both us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of each joint venture’s partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of March 31, 2012 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Companies	$33.5	$33.5
Guarantee Obligations (1)	$(16.6)	$(55.9)

(1)
We are party to guarantees of the third-party debt of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. We have recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures. Pursuant to an agreement with the lender, we may make partner loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

4.    Acquisitions and Dispositions

2012 Acquisitions
We acquired seven operating properties during the three months ended March 31, 2012. These acquisitions consisted of one industrial property near Chicago, Illinois, two industrial properties in Columbus, Ohio and four medical office properties in various markets. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions:

Real estate assets	$130,615
Lease related intangible assets	22,451
Other assets	2,829
Total acquired assets	155,895
Secured debt	18,741
Other liabilities	885
Total assumed liabilities	19,626
Fair value of acquired net assets	$136,269

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.7 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant”

value of each building, using the income approach, and relied significantly upon internally determined assumptions. As a result, we have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the “as-if vacant” value of each building acquired during the three months ended March 31, 2012 were as follows:

	Low	High
Discount rate	7.19%	8.78%
Exit capitalization rate	6.09%	7.40%
Lease-up period (months)	9	19
Net rental rate per square foot – Industrial	$2.75	$3.59
Net rental rate per square foot – Medical Office	$16.10	$26.14
Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net proceeds of $63.3 million and $437.5 million, respectively, during the three months ended March 31, 2012 and 2011.

5.    Indebtedness
The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2012 (in thousands):

	Book Value at 12/31/11	Book Value at 3/31/12	Fair Value at 12/31/11	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 3/31/12
Fixed rate secured debt	$1,167,188	$1,174,920	$1,256,331	$18,741	$(11,009)	$(840)	$1,263,223
Variable rate secured debt	6,045	6,045	6,045	—	—	—	6,045
Unsecured notes	2,616,063	2,615,612	2,834,610	—	(451)	59,227	2,893,386
Unsecured lines of credit	20,293	20,293	20,244	—	—	4	20,248
Total	$3,809,589	$3,816,870	$4,117,230	$18,741	$(11,460)	$58,391	$4,182,902

Fixed Rate Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.50% to 5.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed one secured loan in conjunction with our acquisition activity in 2012. This assumed loan had a total face value of $18.1 million and fair value of $18.7 million. This assumed loan carries a stated interest rate of 5.14% and a remaining term upon acquisition of 2.2 years. We used an estimated market rate of 3.50% in determining the fair value of this loan.
Unsecured Notes
All but $21.0 million of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 102.00% to 124.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2012.
Unsecured Lines of Credit
Our unsecured lines of credit as of March 31, 2012 are described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2012
Unsecured Line of Credit - Partnership	$850,000	December 2015	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2012	$20,293

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of March 31, 2012, we were in compliance with all covenants under this line of credit.
The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus 0.85% (equal to 1.09% for outstanding borrowings as of March 31, 2012). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2012.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.74% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our consolidated subsidiary's unsecured line of credit was primarily based upon a Level 3 input.

6. Partners' Equity
In March 2012, the General Partner redeemed all of the outstanding shares of its 6.95% Series M Cumulative Redeemable Preferred Shares at a liquidation amount of $168.3 million. We also redeemed the corresponding Preferred Units held by the General Partner at the same price. Original offering costs of $5.7 million were included as a reduction to net loss attributable to common unitholders in conjunction with the redemption of these shares and the corresponding Preferred Units.

In the first three months of 2012, the General Partner issued 10.8 million shares of common stock pursuant to its at the market offering, generating net proceeds of approximately $147.0 million. The General Partner paid $3.0 million in commissions related to the sale of these common shares. The proceeds from this offering were contributed to us in exchange for additional General Partner Units and were used for acquisitions, general corporate purposes and redemption of Preferred Units and fixed rate secured debt.
7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Management fees	$2,731	$1,977
Leasing fees	1,294	1,804
Construction and development fees	843	1,581

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
The following table reconciles the components of basic and diluted net income (loss) per Common Unit for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to common unitholders	$(37,201)	$48,774
Less: Distributions on participating securities	(852)	(799)
Basic and diluted net income (loss) attributable to common unitholders	(38,053)	47,975
Weighted average number of Common Units outstanding	264,114	258,790
Other potential dilutive units	—	47
Weighted average number of Common Units and potential dilutive securities	264,114	258,837

Substantially all potential units related to our stock-based compensation plans were anti-dilutive for both periods presented and potential units related to our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), which were repaid in December 2011, were anti-dilutive for the three months ended March 31, 2011. The following table summarizes the data that is excluded from the computation of net income (loss) per Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Anti-dilutive outstanding potential units under fixed stock option and other stock-based compensation plans	1,733	1,711
Anti-dilutive potential units under the Exchangeable Notes	—	3,432
Outstanding participating securities	5,051	4,752

9.    Segment Reporting
We have four reportable operating segments at March 31, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
As of March 31, 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three-month period ended March 31, 2012 as well as for the comparative prior period.
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
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common unitholders to net income (loss) attributable to common unitholders for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Rental Operations:
Industrial	$108,487	$94,262
Office	67,417	75,602
Medical Office	20,741	13,484
Non-reportable Rental Operations	5,658	5,655
General contractor and service fee revenue (“Service Operations”)	68,968	146,547
Total Segment Revenues	271,271	335,550
Other Revenue	1,129	1,983
Consolidated Revenue from continuing operations	272,400	337,533
Discontinued Operations	1,234	52,170
Consolidated Revenue	$273,634	$389,703
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Industrial	$79,902	$66,726
Office	39,490	43,100
Medical Office	13,667	7,802
Non-reportable Rental Operations	4,008	4,207
Service Operations	5,047	10,883
	142,114	132,718
Non-Segment Items:
Interest expense	(61,086)	(52,124)
Interest and other income	146	87
Other operating expenses	(265)	(85)
General and administrative expenses	(11,839)	(11,197)
Undeveloped land carrying costs	(2,298)	(2,309)
Acquisition-related activity	(580)	(589)
Other non-segment income	352	981
Net (income) loss attributable to noncontrolling interests	(168)	122
Joint venture items	10,095	8,610
Distributions on Preferred Units	(13,193)	(15,974)
Adjustments for redemption/repurchase of Preferred Units	(5,730)	(163)
Discontinued operations	(106)	11,756
FFO attributable to common unitholders	57,442	71,833
Depreciation and amortization on continuing operations	(91,613)	(77,822)
Depreciation and amortization on discontinued operations	(643)	(17,159)
Partnership's share of joint venture adjustments	(8,586)	(7,628)
Earnings from depreciated property sales on continuing operations	(277)	67,856
Earnings from depreciated property sales on discontinued operations	6,476	11,603
Earnings from depreciated property sales—share of joint venture	—	91
Net income (loss) attributable to common unitholders	$(37,201)	$48,774

The assets for each of the reportable segments as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Assets
Rental Operations:
Industrial	$3,634,930	$3,586,250
Office	1,683,691	1,742,196
Medical Office	674,298	580,177
Non-reportable Rental Operations	202,139	209,056
Service Operations	162,468	167,382
Total Segment Assets	6,357,526	6,285,061
Non-Segment Assets	514,879	718,921
Consolidated Assets	$6,872,405	$7,003,982

10.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at March 31, 2012	Sold in 2012	Sold in 2011	Total

Office	0	7	93	100
Industrial	2	6	7	15
Retail	1	0	1	2
	3	13	101	117
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$1,234	$52,170
Operating expenses	(815)	(25,273)
Depreciation and amortization	(643)	(17,159)
Operating income (loss)	(224)	9,738
Interest expense	(525)	(15,141)
Loss before gain on sales	(749)	(5,403)
Gain on sale of depreciable properties	6,476	11,603
Income from discontinued operations	$5,727	$6,200

The income from discontinued operations for both periods presented is entirely attributable to the common unitholders.

At March 31, 2012, we classified three in-service properties as held-for-sale, which were included in discontinued operations, due to our present intention to sell the properties in the second quarter. The following table illustrates aggregate balance sheet information of the aforementioned three properties included in discontinued operations at March 31, 2012 (in thousands):

Real estate investment, net	$18,159
Other assets	1,236
Total assets held-for-sale	$19,395

Accrued expenses	$434
Other liabilities	209
Total liabilities held-for-sale	$643

11.    Subsequent Events
Declaration of Distributions
The General Partner's board of directors declared the following distributions at its regularly scheduled board meeting held on April 25, 2012:

Class	Quarterly Amount/Unit	Record Date	Payment Date
Common	$0.17	May 16, 2012	May 31, 2012
Preferred (per depositary unit):
Series J	$0.414063	May 16, 2012	May 31, 2012
Series K	$0.406250	May 16, 2012	May 31, 2012
Series L	$0.412500	May 16, 2012	May 31, 2012
Series O	$0.523437	June 15, 2012	July 2, 2012

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management’s Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this “Report”) and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2012. As used herein, the terms “we”, “us” and “our” refer to Duke Realty Limited Partnership (the “Partnership”) and those entities owned or controlled by the Partnership.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

•
Our ability to successfully dispose of properties on terms that are favorable to us, including, without limitation, through one or more transactions that are consistent with our previously disclosed strategic plans;

•	Our ability to retain our current credit ratings;

•
Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, climate change and liquidity of real estate investments; and

•
Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in the Partnership's and the General Partner's other reports and other public filings with the SEC.

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
This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on March 2, 2012. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview
We are a limited partnership formed under the laws of the State of Indiana in 1993. We own and operate a real estate portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. We conduct our Service Operations through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. A more complete description of our business, and of management’s philosophy and priorities, is included in our 2011 Annual Report on Form 10-K.
As of March 31, 2012, we:

•
Owned or jointly controlled 747 industrial, office, medical office and other properties, of which 738 properties with more than 136.5 million square feet are in service and nine properties with more than 2.4 million square feet are under development. The 738 in-service properties are comprised of 612 consolidated properties with more than 111.2 million square feet and 126 jointly controlled unconsolidated properties with approximately 25.3 million square feet. The nine properties under development consist of seven consolidated properties with approximately 1.8 million square feet and two jointly controlled unconsolidated properties with approximately 650,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,800 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at March 31, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
As of March 31, 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three-month period ended March 31, 2012 as well as for the comparative prior period.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, as of March 31, 2012 and 2011 respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2012	2011	2012	2011	2012	2011
Industrial	91,551	82,252	82.3%	73.8%	93.7%	89.8%
Office	15,767	26,295	14.2%	23.6%	83.8%	84.6%
Medical Office	3,076	2,069	2.8%	1.9%	90.2%	86.4%
Other	823	847	0.7%	0.7%	89.2%	87.6%
Total	111,217	111,463	100.0%	100.0%	92.1%	88.5%
Leasing activity and acquisitions within our industrial properties, coupled with significant dispositions of office properties, drove the overall increase in occupancy from March 31, 2011.
Lease Expiration and Renewals
Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of March 31, 2012. The table indicates square footage and annualized net effective rents (based on March 31, 2012 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2012	4,860	$27,976	5%	3,835	$15,827	960	$11,151	54	$766	11	$232
2013	15,335	78,465	14%	13,480	52,446	1,780	24,754	42	599	33	666
2014	12,235	64,652	11%	10,478	40,653	1,590	21,178	146	2,416	21	405
2015	12,967	65,812	11%	11,176	43,411	1,740	21,384	27	461	24	556
2016	11,086	58,369	10%	9,318	34,669	1,666	21,616	81	1,592	21	492
2017	10,676	58,835	10%	8,984	33,555	1,274	16,718	233	4,471	185	4,091
2018	6,939	51,553	9%	4,974	19,740	1,397	18,878	366	7,634	202	5,301
2019	5,925	37,127	6%	4,679	17,467	976	13,050	192	4,196	78	2,414
2020	7,016	41,865	7%	5,936	23,230	681	10,525	359	7,239	40	871
2021	5,627	34,248	6%	4,686	18,785	586	7,009	325	7,747	30	707
2022 and Thereafter	9,811	60,055	11%	8,220	28,173	554	8,960	948	21,320	89	1,602
Total Leased	102,477	$578,957	100%	85,766	$327,956	13,204	$175,223	2,773	$58,441	734	$17,337

Total Portfolio Square Feet	111,217			91,551		15,767		3,076		823
Percent Occupied	92.1%			93.7%		83.8%		90.2%		89.2%
Within our consolidated properties, we renewed 83.1% and 69.2% of our leases up for renewal in the three months ended March 31, 2012 and 2011, respectively, totaling more than 2.7 million and approximately 2.9 million square feet, respectively. There was a 2.5% increase in average contractual rents on renewals during the three months ended March 31, 2012 compared to a 7.3% decline in average contractual rents on renewals during the three months ended March 31, 2011.
The average term of renewals was 4.4 years for the three months ended March 31, 2011 compared to 4.6 years for the three months ended March 31, 2012.

Acquisition and Disposition Activity
For the three months ended March 31, 2012, we acquired seven properties and other real estate-related assets with a total acquisition-date value of $153.1 million. For the three months ended March 31, 2011, we acquired 13 properties for $132.2 million, which represented continued activity in our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), of which the initial 39 properties were acquired on December 30, 2010.
Net cash proceeds related to the dispositions of wholly owned buildings and undeveloped land totaled $63.3 million and $437.5 million for the three months ended March 31, 2012 and 2011, respectively. Included in the wholly owned building dispositions in the three months ended March 31, 2011 is the sale of 13 suburban office properties for net proceeds of $273.7 million, totaling approximately 2.0 million square feet, to a joint venture in which we own 20%.
We regularly work to identify, consider and pursue opportunities to acquire and dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
Development
At March 31, 2012, we had 2.4 million square feet of property under development with total estimated costs upon completion of $349.0 million compared to 3.4 million square feet with total costs upon completion of $181.0 million at March 31, 2011. We have continued to limit our development projects to build-to-suit or substantially pre-leased properties and select medical office developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.
The following table summarizes our properties under development as of March 31, 2012 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	1,772	95%	$245,237	$73,622	$171,615
Joint venture properties	650	100%	103,803	13,833	89,970
Total	2,422	96%	$349,040	$87,455	$261,585

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
The following table shows a reconciliation of net income (loss) attributable to common unitholders to the calculation of FFO attributable to common unitholders for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to common unitholders	$(37,201)	$48,774
Adjustments:
Depreciation and amortization	92,256	94,981
Partnership's share of joint venture depreciation and amortization	8,586	7,628
Earnings from depreciable property sales—wholly owned	(6,199)	(79,459)
Earnings from depreciable property sales—share of joint venture	—	(91)
Funds From Operations attributable to common unitholders	$57,442	$71,833

Results of Operations
A summary of our operating results and property statistics for the three months ended March 31, 2012 and 2011, respectively, is as follows (in thousands, except number of properties and per unit data):

	Three Months Ended March 31,
	2012	2011
Rental and related revenue	$203,432	$190,986
General contractor and service fee revenue	68,968	146,547
Operating income	37,683	111,215
Net income (loss) attributable to common unitholders	(37,201)	48,774
Weighted average Common Units outstanding	264,114	258,790
Weighted average Common Units and potential dilutive securities	264,114	258,837
Basic income (loss) per Common Unit:
Continuing operations	$(0.16)	$0.16
Discontinued operations	$0.02	$0.03
Diluted income (loss) per Common Unit:
Continuing operations	$(0.16)	$0.16
Discontinued operations	$0.02	$0.03
Number of in-service consolidated properties at end of period	612	658
In-service consolidated square footage at end of period	111,217	111,463
Number of in-service joint venture properties at end of period	126	128
In-service joint venture square footage at end of period	25,294	25,166
Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental and Related Revenue:
Industrial	$108,487	$94,262
Office	67,417	75,602
Medical Office	20,741	13,484
Non-reportable segments	6,787	7,638
Total Rental and Related Revenue from Continuing Operations	$203,432	$190,986
The following factors contributed to these results:

•
We acquired 64 properties, of which 43 were industrial, and placed six developments in service from January 1, 2011 to March 31, 2012, which provided incremental revenues of $19.2 million in the first quarter of 2012, as compared to the same period in 2011.

•
We sold 13 office properties to an unconsolidated joint venture in late March 2011, resulting in a $10.0 million decrease in rental and related revenue from continuing operations in the three months ended March 31, 2012.

•
The remaining increase in rental and related revenues is primarily due to improved results within the properties that have been in service for all of 2011 and the first quarter of 2012. Improved occupancy, coupled with slight increases in renewal rates, drove the overall improvement within these properties.

•
The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our overall investment in office properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental Expenses:
Industrial	$11,480	$12,481
Office	19,375	22,215
Medical Office	5,042	4,358
Non-reportable segments	1,445	1,645
Total Rental Expenses from Continuing Operations	$37,342	$40,699
Real Estate Taxes:
Industrial	$17,105	$15,055
Office	8,552	10,287
Medical Office	2,032	1,324
Non-reportable segments	982	805
Total Real Estate Tax Expense from Continuing Operations	$28,671	$27,471

We sold 13 office properties to an unconsolidated joint venture in late March 2011, which resulted in a $2.7 million decrease in rental expenses in the first quarter of 2012 as compared to the same period in 2011. Partially offsetting the impact of this sale of properties to an unconsolidated joint venture was an increase to rental expenses of $2.0 million associated with the additional 64 properties acquired (of which 43 were industrial) and six developments placed in service since January 1, 2011. The remaining decrease in rental expenses was primarily attributable to a reduction in snow removal costs, which was a result of the mild winter our markets experienced in the first quarter of 2012.

We recognized incremental real estate tax expense of $2.6 million associated with the additional 64 properties acquired and six developments placed in service since January 1, 2011. This increase was partially offset by a decrease of $1.6 million related to the 13 properties that were sold to a joint venture during the first quarter of 2011.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Service Operations:
General contractor and service fee revenue	$68,968	$146,547
General contractor and other services expenses	(63,921)	(135,664)
Total	$5,047	$10,883

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. A significant decrease in total construction volume from the first quarter of 2011 drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $77.8 million during the first quarter of 2011 to $91.6 million for the same period in 2012, primarily due to depreciation related to additions to our asset base from properties acquired and developments placed in service in 2011 and 2012.
Gain on Sale of Properties
We recognized gains on sale of properties of $67.9 million for the three months ended March 31, 2011 compared to cost of sale adjustments of $277,000 for the same period in 2012. The sales in the first quarter of 2011 were comprised of 15 properties that did not meet the criteria for classification within discontinued operations. The cost of sales adjustments recognized in the first quarter of 2012, which resulted in a net reduction to the original gains on sale, represented changes in contingencies associated with properties that were sold in a prior period and not classified within discontinued operations.
General and Administrative Expense
General and administrative expenses increased from $11.2 million for the first quarter of 2011 to $11.8 million for the same period in 2012. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our wholly-owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. While our overall pool of overhead expenses declined as a result of overhead reductions that took place near the end of 2011, the amount of such costs absorbed by development and other activities also declined, thus driving a slight increase in indirect costs charged to general and administrative expenses in the first quarter of 2012. The decrease in the absorption of costs by other areas was primarily a result of less construction activity that was partially offset by an increase in leasing activity.

Interest Expense
Interest expense allocable to continuing operations increased from $52.1 million in the first quarter of 2011 to $61.1 million in the first quarter of 2012. We had $15.1 million of interest expense allocated to discontinued operations in the first quarter of 2011, as the result of disposing of properties with a gross book value of $2.0 billion during 2011, compared to only $525,000 for the same period in 2012. Thus, total interest expense combined for continuing and discontinued operations decreased from $67.3 million to $61.6 million. This overall interest savings was primarily a result of carrying reduced average borrowings in the first quarter of 2012.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of properties. The significant volume of building sales during the latter part of 2011 was the driving factor of there being $52.2 million in rental and related revenues classified within discontinued operations for the three months ended March 31, 2011, compared to only $1.2 million for the three months ended March 31, 2012.
The operations of 117 buildings are classified as discontinued operations for both the three months ended March 31, 2012 and March 31, 2011. These 117 buildings consist of 100 office, fifteen industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $749,000 and $5.4 million in discontinued operations for the three months ended March 31, 2012 and 2011, respectively.
Of these properties, 13 were sold during the first quarter of 2012 and nine were sold during the first quarter of 2011. The gains on disposal of $6.5 million and $11.6 million for the three months ended March 31, 2012 and 2011, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of distributions as well as capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at March 31, 2012, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.
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

Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At March 31, 2012, we and the General Partner had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities, as well as guarantees of our debt securities by the General Partner. Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to us in exchange for additional General Partner Units or Preferred Units. From time to time, we and the General Partner expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On February 11, 2010, the General Partner entered into an at the market equity program that allowed it to issue new shares of its common stock, from time to time, with an aggregate offering price of up to $150.0 million. In the first three months of 2012, the General Partner issued 10.8 million shares of common stock under this at the market program. The General Partner paid $3.0 million in commissions related to the sales of these common shares, resulting in net proceeds of approximately $147.0 million.
The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of March 31, 2012.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties.
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
We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through March 31, 2012. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain specified parcels of our undeveloped land.
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
In light of current economic conditions, management continues to evaluate our investment priorities and remains focused on long-term accretive growth.
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
One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following is a summary of our second generation capital expenditures by type of expenditure (in thousands):

	Three Months Ended March 31,
	2012	2011
Second generation tenant improvements	$6,346	$7,989
Second generation leasing costs	8,338	8,554
Building improvements	677	933
Totals	$15,361	$17,476

The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2012	2011
Industrial	$8,289	$7,461
Office	6,882	9,914
Medical Office	163	101
Non-reportable segments	27	—
Totals	$15,361	$17,476

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.17 per Common Unit in the first quarter of 2012 and the General Partner's board of directors declared distributions of $0.17 per Common Unit for the second quarter of 2012. Our future distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At March 31, 2012, the General Partner had four series of preferred stock outstanding. The annual distribution rates on the General Partner's preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In March 2012, the General Partner redeemed all of its 6.95% Series M Cumulative Redeemable Preferred Shares (“Series M Shares”) for a total payment of $168.3 million, thus reducing our future quarterly distribution commitments by $2.9 million.
Debt Maturities
Debt outstanding at March 31, 2012 had a face value totaling $3.8 billion with a weighted average interest rate of 6.42% and matures at various dates through 2028. Of this total amount, we had $2.6 billion of unsecured debt, $20.3 million outstanding on the unsecured line of credit of a consolidated subsidiary and $1.2 billion of secured debt outstanding at March 31, 2012. Scheduled principal amortization and maturities of such debt totaled $10.9 million for the three months ended March 31, 2012.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2012 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2012	$12,957	$330,071	$343,028	5.31%
2013	16,730	521,644	538,374	6.27%
2014	15,590	301,000	316,590	6.16%
2015	14,015	358,381	372,396	6.81%
2016	12,001	506,690	518,691	6.11%
2017	9,908	544,932	554,840	5.95%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	—	3,611	5.57%
Thereafter	14,178	50,000	64,178	6.93%
	$122,660	$3,690,203	$3,812,863	6.42%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions, and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt and Preferred Units
The General Partner paid $168.3 million in March 2012 to redeem its Series M Shares at par value.
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or redeem or repurchase certain of our Preferred Units held by the General Partner in conjunction with any redemption or repurchase it makes of the corresponding outstanding series of its preferred stock.

Historical Cash Flows
Cash and cash equivalents were $14.7 million and $167.1 million at March 31, 2012 and 2011, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2012	2011
Net Cash Provided by Operating Activities	$25.4	$28.0
Net Cash Provided by (Used for) Investing Activities	$(137.6)	$405.6
Net Cash Used for Financing Activities	$(86.9)	$(285.0)

Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the three months ended March 31, 2012, cash provided by operating activities decreased to $25.4 million from $28.0 million in the same period in 2011.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2012, we paid cash of $131.5 million for real estate acquisitions and $12.2 million for undeveloped land acquisitions, compared to $22.3 million for real estate acquisitions in the same period in 2011.

•
Real estate development costs decreased to $29.6 million for three months ended March 31, 2012 from $37.3 million for the same period in 2011. The change in development activity is consistent with our strategy to limit new development starts to properties with significant pre-leasing or in product lines and markets that we believe will provide future growth.

•	Sales of land and depreciated property provided $63.3 million in net proceeds for the three months ended March 31, 2012, compared to $437.5 million for the same period in 2011.

•
During the three months ended March 31, 2011, we received a $54.7 million cash distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures. We received no such capital distributions from unconsolidated companies during the same period in 2012.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first three months of 2012 compared to the same period in 2011:

•	In March 2012, the General Partner redeemed all of the outstanding shares of its Series M Shares for a total payment of $168.3 million.

•	During the three months ended March 31, 2012, the General Partner issued 10.8 million shares of its common stock for net proceeds of $147.0 million.

•	In March 2011, we repaid $42.5 million of senior unsecured notes with an effective rate of 6.96% on their scheduled maturity date.

•
For the three months ended March 31, 2011, we decreased net borrowings on the Partnership's $850.0 million line of credit by $175.0 million, completely repaying the outstanding balance, compared to no net change in borrowings for the same period in 2012.

Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2011, as previously discussed in our 2011 Annual Report on Form 10-K.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 5% of our total assets as of both March 31, 2012 and December 31, 2011. Total assets of our unconsolidated subsidiaries were $2.5 billion and $2.6 billion as of March 31, 2012 and December 31, 2011, respectively. The combined revenues of our unconsolidated subsidiaries totaled $72.0 million and $57.2 million for the three months ended March 31, 2012 and 2011, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $220.9 million at March 31, 2012.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which has a fixed rate on one of our variable rate loans; it is not significant to our Financial Statements in terms of notional amount or fair value at March 31, 2012.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$99,510	$110,529	$63,563	$119,870	$366,021	$411,419	$1,170,912	$1,263,223
Weighted average interest rate	5.96%	5.84%	5.56%	5.38%	5.86%	7.07%
Variable rate secured debt	$830	$880	$935	$300	$300	$2,800	$6,045	$6,045
Weighted average interest rate	0.28%	0.29%	0.29%	0.19%	0.19%	0.19%
Fixed rate unsecured debt	$201,395	$426,965	$252,092	$252,226	$152,370	$1,309,565	$2,594,613	$2,872,433
Weighted average interest rate	5.87%	6.40%	6.33%	7.49%	6.71%	6.65%
Variable rate unsecured notes	$21,000	$—	$—	$—	$—	$—	$21,000	$20,953
Rate at March 31, 2012	1.09%	N/A	N/A	N/A	N/A	N/A
Unsecured lines of credit	$20,293	$—	$—	$—	$—	$—	$20,293	$20,248
Rate at March 31, 2012	1.09%	N/A	N/A	N/A	N/A	N/A

As the above table incorporates only those exposures that exist as of March 31, 2012, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon the foregoing, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2012, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks and uncertainties described in our 2011 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
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
The following table shows the General Partner's share repurchase activity for the three months in the quarter ended March 31, 2012:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan (1)
January 1 - 31, 2012	4,136		$12.57	4,136	74,288,186
February 1 - 29, 2012	12,674		$13.88	12,674	74,112,271
March 1 - 31, 2012	3,026		$14.24	3,026	74,069,181
Total	19,836	(2)	$13.66	19,836

(1)
On April 25, 2012, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $150.0 million of preferred shares (the “April 2012 Resolution”). The April 2012 Resolution will expire on April 25, 2013.

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
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner's board of directors.

Item 6. Exhibits

(a)	Exhibits

3.1(i)
Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007, and incorporated herein by this reference).

3.2(i)
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

3.2(ii)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K, as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.2(iii)
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 9, 2012 and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.*

31.1	Rule 13a-14(a) Certification of the General Partner's Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the General Partner's Chief Financial Officer.*

32.1	Section 1350 Certification of the General Partner's Chief Executive Officer.**

32.2	Section 1350 Certification of the General Partner's Chief Financial Officer.**

101
The following materials from Duke Realty Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Equity, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DUKE REALTY LIMITED PARTNERSHIP

Date:	May 8, 2012	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner