Form 10-Q
period 2013-09-30
DUKE REALTY LIMITED PARTNERSHIP/; DUKE REALTY CORP
filed 2013-11-01
CIK 1003410, 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana (Duke Realty Corporation)	35-1740409 (Duke Realty Corporation)
Indiana (Duke Realty Limited Partnership)	35-1898425 (Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
600 East 96thStreet, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (317) 808-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at November 1, 2013
Common Stock, $.01 par value per share	325,790,455

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
We believe combining the quarterly reports on Form 10-Q of the General Partner and the Partnership into this single report results in the following benefits:

•	enhances investors' understanding of the General Partner and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation of information since a substantial portion of the Company's disclosure applies to both the General Partner and the Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between the General Partner and the Partnership in the context of how we operate as an interrelated consolidated company. The General Partner's only material asset is its ownership of partnership interests in the Partnership. As a result, the General Partner does not conduct business itself, other than acting as the sole general partner of the Partnership and issuing public equity from time to time. The General Partner does not issue any indebtedness, but does guarantee the unsecured debt of the Partnership. The Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests related to certain of the Company's investments. The Partnership conducts the operations of the business and has no publicly traded equity. Except for net proceeds from equity issuances by the General Partner, which are contributed to the Partnership in exchange for General Partner Units or Preferred Units, the Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.
Noncontrolling interests, shareholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the General Partner and those of the Partnership. The noncontrolling interests in the Partnership's financial statements include the interests in consolidated investees not wholly owned by the Partnership. The noncontrolling interests in the General Partner's financial statements include the same noncontrolling interests at the Partnership level, as well as the common limited partnership interests in the Partnership, which are accounted for as partners' capital by the Partnership.
In order to highlight the differences between the General Partner and the Partnership, there are separate sections in this report, as applicable, that separately discuss the General Partner and the Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the General Partner and the Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,443,643	$1,284,081
Buildings and tenant improvements	5,720,356	5,398,886
Construction in progress	197,472	234,918
Investments in and advances to unconsolidated companies	328,660	372,256
Undeveloped land	580,052	614,208
	8,270,183	7,904,349
Accumulated depreciation	(1,384,219)	(1,296,396)
Net real estate investments	6,885,964	6,607,953

Real estate investments and other assets held-for-sale	57,790	30,937

Cash and cash equivalents	24,112	33,889
Accounts receivable, net of allowance of $3,818 and $3,374	20,073	22,283
Straight-line rent receivable, net of allowance of $7,472 and $6,091	124,574	120,303
Receivables on construction contracts, including retentions	28,650	39,754
Deferred financing costs, net of accumulated amortization of $52,370 and $48,218	38,029	40,083
Deferred leasing and other costs, net of accumulated amortization of $413,227 and $372,047	498,025	497,827
Escrow deposits and other assets	209,622	167,072
	$7,886,839	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,158,456	$1,167,953
Unsecured debt	3,066,755	2,993,217
Unsecured line of credit	210,000	285,000
	4,435,211	4,446,170

Liabilities related to real estate investments held-for-sale	2,919	807

Construction payables and amounts due subcontractors, including retentions	78,376	84,679
Accrued real estate taxes	104,144	74,565
Accrued interest	36,439	59,215
Other accrued expenses	40,567	104,719
Other liabilities	130,537	121,097
Tenant security deposits and prepaid rents	45,702	42,731
Total liabilities	4,873,895	4,933,983
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,791 and 2,503 shares issued and outstanding	447,683	625,638
Common shares ($.01 par value); 400,000 shares authorized; 325,319 and 279,423 shares issued and outstanding	3,253	2,794
Additional paid-in capital	4,601,224	3,953,497
Accumulated other comprehensive income	3,780	2,691
Distributions in excess of net income	(2,076,299)	(1,993,206)
Total shareholders' equity	2,979,641	2,591,414
Noncontrolling interests	33,303	34,704
Total equity	3,012,944	2,626,118
	$7,886,839	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Revenues:
Rental and related revenue	$228,883	$199,326	$668,230	$586,570
General contractor and service fee revenue	62,807	93,932	161,004	226,507
	291,690	293,258	829,234	813,077
Expenses:
Rental expenses	42,888	37,187	122,753	104,430
Real estate taxes	30,450	27,303	90,729	81,505
General contractor and other services expenses	59,392	87,719	142,925	209,519
Depreciation and amortization	103,594	90,202	296,791	264,435
	236,324	242,411	653,198	659,889
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(27)	2,280	50,442	4,056
Gain on sale of properties	—	403	1,108	245
Gain on land sales	3,365	—	3,365	—
Undeveloped land carrying costs	(2,108)	(2,140)	(6,837)	(6,606)
Impairment charges	—	—	(3,777)	—
Other operating expenses	(47)	(130)	(150)	(591)
General and administrative expenses	(10,373)	(8,934)	(33,225)	(32,367)
	(9,190)	(8,521)	10,926	(35,263)
Operating income	46,176	42,326	186,962	117,925
Other income (expenses):
Interest and other income, net	145	150	1,219	394
Interest expense	(58,100)	(58,812)	(176,005)	(175,726)
Acquisition-related activity	(726)	(954)	(2,506)	(2,563)
Income (loss) from continuing operations before income taxes	(12,505)	(17,290)	9,670	(59,970)
Income tax benefit	4,500	103	4,500	103
Income (loss) from continuing operations	(8,005)	(17,187)	14,170	(59,867)
Discontinued operations:
Income (loss) before gain on sales	901	(1,970)	70	(4,699)
Gain on sale of depreciable properties	8,441	1,608	101,052	11,179
Income (loss) from discontinued operations	9,342	(362)	101,122	6,480
Net income (loss)	1,337	(17,549)	115,292	(53,387)
Dividends on preferred shares	(7,356)	(11,081)	(24,261)	(35,356)
Adjustments for redemption of preferred shares	—	—	(5,932)	(5,730)
Net (income) loss attributable to noncontrolling interests	(48)	400	(1,629)	1,371
Net income (loss) attributable to common shareholders	$(6,067)	$(28,230)	$83,470	$(93,102)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations attributable to common shareholders	0.03	—	0.31	0.02
Total	$(0.02)	$(0.11)	$0.25	$(0.36)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations attributable to common shareholders	0.03	—	0.31	0.02
Total	$(0.02)	$(0.11)	$0.25	$(0.36)
Weighted average number of common shares outstanding	324,895	270,289	320,810	265,153
Weighted average number of common shares and potential dilutive securities	324,895	270,289	325,380	265,153

Comprehensive income (loss):
Net income (loss)	$1,337	$(17,549)	$115,292	$(53,387)
Other comprehensive income (loss):
Amortization of interest contracts	(116)	457	567	1,371
Other	(54)	(47)	522	(181)
Total other comprehensive income (loss)	(170)	410	1,089	1,190
Comprehensive income (loss)	$1,167	$(17,139)	$116,381	$(52,197)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$115,292	$(53,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	214,118	193,479
Amortization of deferred leasing and other costs	89,359	86,859
Amortization of deferred financing costs	9,913	9,878
Straight-line rent adjustment	(12,421)	(15,725)
Impairment charges	3,777	—
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(105,525)	(11,424)
Third-party construction contracts, net	27,117	(4,295)
Other accrued revenues and expenses, net	11,367	(14,621)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(34,411)	10,772
Net cash provided by operating activities	317,624	201,536
Cash flows from investing activities:
Development of real estate investments	(320,698)	(176,340)
Acquisition of real estate investments and related intangible assets	(372,934)	(321,099)
Acquisition of undeveloped land	(30,101)	(37,166)
Second generation tenant improvements, leasing costs and building improvements	(60,052)	(46,682)
Other deferred leasing costs	(26,647)	(22,727)
Other assets	(14,725)	674
Proceeds from land and depreciated property sales, net	330,740	112,559
Capital distributions from unconsolidated companies	106,306	4,890
Capital contributions and advances to unconsolidated companies	(38,959)	(19,262)
Net cash used for investing activities	(427,070)	(505,153)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	632,531	236,301
Payments for redemption of preferred shares	(177,955)	(168,272)
Proceeds from unsecured debt	500,000	600,000
Payments on unsecured debt	(426,462)	(172,374)
Proceeds from secured debt financings	1,933	13,305
Payments on secured indebtedness including principal amortization	(112,097)	(107,240)
Payments on lines of credit, net	(75,000)	(20,293)
Distributions to common shareholders	(164,811)	(135,083)
Distributions to preferred shareholders	(24,261)	(31,630)
Contributions from (distributions to) noncontrolling interests	(2,692)	2,788
Buyout of noncontrolling interests	—	(6,208)
Change in book overdrafts	(44,225)	—
Deferred financing costs	(7,292)	(8,334)
Net cash provided by financing activities	99,669	202,960
Net decrease in cash and cash equivalents	(9,777)	(100,657)
Cash and cash equivalents at beginning of period	33,889	213,809
Cash and cash equivalents at end of period	$24,112	$113,152

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$106,555	$19,992
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares	$338	$29,002
Preferred distributions declared but not paid	$—	$3,726
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2013
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	113,663	1,629	115,292
Other comprehensive income	—	—	—	1,089	—	—	1,089
Issuance of common shares	—	451	632,080	—	—	—	632,531
Stock-based compensation plan activity	—	7	9,378	—	(1,752)	—	7,633
Conversion of Limited Partner Units	—	1	337	—	—	(338)	—
Distributions to preferred shareholders	—	—	—	—	(24,261)	—	(24,261)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.51 per share)	—	—	—	—	(164,811)	—	(164,811)
Distributions to noncontrolling interests	—	—	—	—	—	(2,692)	(2,692)
Balance at September 30, 2013	$447,683	$3,253	$4,601,224	$3,780	$(2,076,299)	$33,303	$3,012,944
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,443,643	$1,284,081
Buildings and tenant improvements	5,720,356	5,398,886
Construction in progress	197,472	234,918
Investments in and advances to unconsolidated companies	328,660	372,256
Undeveloped land	580,052	614,208
	8,270,183	7,904,349
Accumulated depreciation	(1,384,219)	(1,296,396)
Net real estate investments	6,885,964	6,607,953

Real estate investments and other assets held-for-sale	57,790	30,937

Cash and cash equivalents	24,112	33,889
Accounts receivable, net of allowance of $3,818 and $3,374	20,073	22,283
Straight-line rent receivable, net of allowance of $7,472 and $6,091	124,574	120,303
Receivables on construction contracts, including retentions	28,650	39,754
Deferred financing costs, net of accumulated amortization of $52,370 and $48,218	38,029	40,083
Deferred leasing and other costs, net of accumulated amortization of $413,227 and $372,047	498,025	497,827
Escrow deposits and other assets	209,622	167,072
	$7,886,839	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,158,456	$1,167,953
Unsecured debt	3,066,755	2,993,217
Unsecured line of credit	210,000	285,000
	4,435,211	4,446,170

Liabilities related to real estate investments held-for-sale	2,919	807

Construction payables and amounts due subcontractors, including retentions	78,376	84,679
Accrued real estate taxes	104,144	74,565
Accrued interest	36,439	59,215
Other accrued expenses	40,772	104,886
Other liabilities	130,537	121,097
Tenant security deposits and prepaid rents	45,702	42,731
Total liabilities	4,874,100	4,934,150
Partners' equity:
General Partner:
Common equity (325,319 and 279,423 General Partner Units issued and outstanding)	2,532,146	1,967,091
Preferred equity (1,791 and 2,503 Preferred Units issued and outstanding)	447,683	625,638
	2,979,829	2,592,729
Limited Partners' common equity (4,388 and 4,419 Limited Partner Units issued and outstanding)	19,944	21,383
Accumulated other comprehensive income	3,780	2,691
Total partners' equity	3,003,553	2,616,803
Noncontrolling interests	9,186	9,148
Total equity	3,012,739	2,625,951
	$7,886,839	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Revenues:
Rental and related revenue	$228,883	$199,326	$668,230	$586,570
General contractor and service fee revenue	62,807	93,932	161,004	226,507
	291,690	293,258	829,234	813,077
Expenses:
Rental expenses	42,888	37,187	122,753	104,430
Real estate taxes	30,450	27,303	90,729	81,505
General contractor and other services expenses	59,392	87,719	142,925	209,519
Depreciation and amortization	103,594	90,202	296,791	264,435
	236,324	242,411	653,198	659,889
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(27)	2,280	50,442	4,056
Gain on sale of properties	—	403	1,108	245
Gain on land sales	3,365	—	3,365	—
Undeveloped land carrying costs	(2,108)	(2,140)	(6,837)	(6,606)
Impairment charges	—	—	(3,777)	—
Other operating expenses	(47)	(130)	(150)	(591)
General and administrative expenses	(10,373)	(8,934)	(33,225)	(32,367)
	(9,190)	(8,521)	10,926	(35,263)
Operating income	46,176	42,326	186,962	117,925
Other income (expenses):
Interest and other income, net	145	150	1,219	394
Interest expense	(58,100)	(58,812)	(176,005)	(175,726)
Acquisition-related activity	(726)	(954)	(2,506)	(2,563)
Income (loss) from continuing operations before income taxes	(12,505)	(17,290)	9,670	(59,970)
Income tax benefit	4,500	103	4,500	103
Income (loss) from continuing operations	(8,005)	(17,187)	14,170	(59,867)
Discontinued operations:
Income (loss) before gain on sales	901	(1,970)	70	(4,699)
Gain on sale of depreciable properties	8,441	1,608	101,052	11,179
Income (loss) from discontinued operations	9,342	(362)	101,122	6,480
Net income (loss)	1,337	(17,549)	115,292	(53,387)
Distributions on Preferred Units	(7,356)	(11,081)	(24,261)	(35,356)
Adjustments for redemption of Preferred Units	—	—	(5,932)	(5,730)
Net income attributable to noncontrolling interests	(140)	(59)	(487)	(365)
Net income (loss) attributable to common unitholders	$(6,159)	$(28,689)	$84,612	$(94,838)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations attributable to common unitholders	0.03	—	0.31	0.02
Total	$(0.02)	$(0.11)	$0.25	$(0.36)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations attributable to common unitholders	0.03	—	0.31	0.02
Total	$(0.02)	$(0.11)	$0.25	$(0.36)
Weighted average number of Common Units outstanding	329,283	274,800	325,203	270,095
Weighted average number of Common Units and potential dilutive securities	329,283	274,800	325,380	270,095

Comprehensive income (loss):
Net income (loss)	$1,337	$(17,549)	$115,292	$(53,387)
Other comprehensive income (loss):
Amortization of interest contracts	(116)	457	567	1,371
Other	(54)	(47)	522	(181)
Total other comprehensive income (loss)	(170)	410	1,089	1,190
Comprehensive income (loss)	$1,167	$(17,139)	$116,381	$(52,197)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$115,292	$(53,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	214,118	193,479
Amortization of deferred leasing and other costs	89,359	86,859
Amortization of deferred financing costs	9,913	9,878
Straight-line rent adjustment	(12,421)	(15,725)
Impairment charges	3,777	—
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(105,525)	(11,424)
Third-party construction contracts, net	27,117	(4,295)
Other accrued revenues and expenses, net	11,405	(14,582)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(34,411)	10,772
Net cash provided by operating activities	317,662	201,575
Cash flows from investing activities:
Development of real estate investments	(320,698)	(176,340)
Acquisition of real estate investments and related intangible assets	(372,934)	(321,099)
Acquisition of undeveloped land	(30,101)	(37,166)
Second generation tenant improvements, leasing costs and building improvements	(60,052)	(46,682)
Other deferred leasing costs	(26,647)	(22,727)
Other assets	(14,725)	674
Proceeds from land and depreciated property sales, net	330,740	112,559
Capital distributions from unconsolidated companies	106,306	4,890
Capital contributions and advances to unconsolidated companies	(38,959)	(19,262)
Net cash used for investing activities	(427,070)	(505,153)
Cash flows from financing activities:
Contributions from the General Partner	632,531	236,301
Payments for redemption of Preferred Units	(177,955)	(168,272)
Proceeds from unsecured debt	500,000	600,000
Payments on unsecured debt	(426,462)	(172,374)
Proceeds from secured debt financings	1,933	13,305
Payments on secured indebtedness including principal amortization	(112,097)	(107,240)
Payments on lines of credit, net	(75,000)	(20,293)
Distributions to common unitholders	(167,092)	(137,662)
Distributions to preferred unitholders	(24,261)	(31,630)
Contributions from (distributions to) noncontrolling interests	(449)	5,311
Buyout of noncontrolling interests	—	(6,208)
Change in book overdrafts	(44,225)	—
Deferred financing costs	(7,292)	(8,334)
Net cash provided by financing activities	99,631	202,904
Net decrease in cash and cash equivalents	(9,777)	(100,674)
Cash and cash equivalents at beginning of period	33,889	213,826
Cash and cash equivalents at end of period	$24,112	$113,152

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$106,555	$19,992
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares of the General Partner	$338	$29,002
Preferred distributions declared but not paid	$—	$3,726
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2013
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	89,402	24,261	1,142	—	114,805	487	115,292
Other comprehensive income	—	—	—	1,089	1,089	—	1,089
Capital contribution from the General Partner	632,531	—	—	—	632,531	—	632,531
Stock-based compensation plan activity	7,633	—	—	—	7,633	—	7,633
Conversion of Limited Partner Units to common shares of the General Partner	338	—	(338)	—	—	—	—
Distributions to Preferred Unitholders	—	(24,261)	—	—	(24,261)	—	(24,261)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.51 per Common Unit)	(164,849)	—	(2,243)	—	(167,092)	—	(167,092)
Distributions to noncontrolling interests	—	—	—	—	—	(449)	(449)
Balance at September 30, 2013	$2,532,146	$447,683	$19,944	$3,780	$3,003,553	$9,186	$3,012,739

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). In this Report, unless the context indicates otherwise, the terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2012 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this "Report") was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2012, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2012.
The General Partner was formed in 1985, and we believe that it qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972.
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at September 30, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2012 have been reclassified to conform to the 2013 consolidated financial statement presentation.
3.    Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which was effective for us beginning with the three months ended March 31, 2013. ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that we have designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented in this Report.
4.    Variable Interest Entities
At September 30, 2013, there were three unconsolidated joint ventures that met the criteria to be considered variable interest entities ("VIEs"). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs at September 30, 2013 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated companies	$44.6	$44.6
Guarantee obligations (1)	$(20.3)	$(141.9)

(1)
We are party to guarantees of the third-party debt of these joint ventures, and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. We have also recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures, which is included within the carrying value of our guarantee obligations. Pursuant to an agreement with the lender, we may make partner loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

5.    Acquisitions and Dispositions
2013 Acquisitions
We acquired 15 operating properties during the nine months ended September 30, 2013. These acquisitions consisted of three industrial properties in Central and Southern New Jersey, three industrial properties in Southern California, two industrial properties in Central California, one industrial property in Houston, Texas, one industrial property near Kansas City, Missouri, one industrial property near St. Louis, Missouri, two industrial properties in Northeast and Central Pennsylvania, one industrial property near Indianapolis, Indiana and one medical office property in Central Florida. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$422,538
Lease related intangible assets	58,826
Total acquired assets	481,364
Secured debt	103,638
Below market lease liability	1,469
Other liabilities	1,448
Total assumed liabilities	106,555
Fair value of acquired net assets	$374,809

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.6 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during the nine months ended September 30, 2013 were as follows:

	Low	High
Discount rate	6.60%	9.67%
Exit capitalization rate	5.10%	7.67%
Lease-up period (months)	12	24
Net rental rate per square foot – Industrial	$2.95	$8.28
Net rental rate per square foot – Medical Office	$18.00	$18.00
Acquisition-Related Activity
The acquisition-related activity in our Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2013 and 2012 consisted of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. We recognized a gain of $962,000 on the pre-existing ownership interest that we held in one of the industrial properties we acquired and expenses of $3.5 million for transaction costs during the nine months ended September 30, 2013.
Activity during the nine months ended September 30, 2012 consisted of transaction costs related to acquisitions, which were expensed as incurred.

Dispositions
We disposed of certain consolidated income-producing real estate assets and undeveloped land and received net cash proceeds of $330.7 million and $112.6 million during the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, 17 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $89.5 million. Our share of gains from joint venture property sales, which are included in equity in earnings, related almost entirely to these sales and totaled $49.0 million.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee all of the unsecured debt of the Partnership.
The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2013 (in thousands):

	Book Value at 12/31/12	Book Value at 9/30/13	Fair Value at 12/31/12	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/13
Fixed rate secured debt	$1,149,541	$1,139,262	$1,251,477	$103,638	$(110,946)	$(23,801)	$1,220,368
Variable rate secured debt	18,412	19,194	18,386	1,933	(1,151)	27	19,195
Unsecured debt	2,993,217	3,066,755	3,336,386	500,000	(426,462)	(135,936)	3,273,988
Unsecured line of credit	285,000	210,000	285,632	—	(75,000)	403	211,035
Total	$4,446,170	$4,435,211	$4,891,881	$605,571	$(613,559)	$(159,307)	$4,724,586

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.50% to 4.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the nine months ended September 30, 2013, we repaid nine secured loans, at their maturity dates, totaling $100.1 million. These loans had a weighted average stated interest rate of 5.66%.
During the nine months ended September 30, 2013, we assumed three secured loans, in conjunction with our acquisition activity, with a total face value of $99.3 million and a fair value of $103.6 million. These assumed loans had a weighted average remaining term at acquisition of 1.8 years and carry a weighted average stated interest rate of 5.59%. We used an estimated market interest rate of 3.00% in determining the fair value of these loans. Between the date of acquisition and the end of the most recent reporting period, interest rates increased, resulting in our estimated market interest rate for these loans increasing to 3.50%.
Unsecured Debt
At September 30, 2013, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 93.00% to 124.00% of face value.
In March 2013, we issued $250.0 million of unsecured notes that bear interest at 3.625%, have an effective rate of 3.72%, and mature on April 15, 2023.
In May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% (equal to 1.54% for outstanding borrowings at September 30, 2013) and matures May 14, 2018.
During the nine months ended September 30, 2013, we repaid two unsecured notes at their maturity dates totaling $425.0 million. These notes had a weighted average effective rate of 6.40% and a weighted average stated rate of 5.68%.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at September 30, 2013.
Unsecured Line of Credit
Our unsecured line of credit at September 30, 2013 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2013
Unsecured Line of Credit - Partnership	$850,000	December 2015	$210,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.43% for outstanding borrowings at September 30, 2013) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2013, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.48% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon a Level 3 input.

7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after deducting underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million at December 31, 2012, and the remaining proceeds were used to redeem all of the General Partner's outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") and for general corporate purposes.
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares at their liquidation amount of $178.0 million. Original offering costs of $5.9 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In the first nine months of 2013, the General Partner issued 3.7 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $61.9 million and, after deducting commissions and other costs, net proceeds of approximately $60.7 million. The General Partner paid approximately $897,000 in commissions related to the sale of these common shares. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
Partnership
For each common share or preferred share that the General Partner issues, the Partnership issues a corresponding General Partner Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases common shares or preferred shares, the Partnership redeems the corresponding Common Units or Preferred Units held by the General Partner at the same price.
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Management fees	$2,246	$2,796	$6,872	$8,251
Leasing fees	310	622	1,432	2,856
Construction and development fees	681	1,860	3,258	3,615
9.    Net Income (Loss) Per Common Share or Common Unit
Basic net income (loss) per common share or Common Unit is computed by dividing net income (loss) attributable to common shareholders or common unitholders, less dividends or distributions on share-based awards expected to vest (referred to as "participating securities" and primarily composed of unvested restricted stock units), by the weighted average number of common shares or Common Units outstanding for the period.
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General Partner
Net income (loss) attributable to common shareholders	$(6,067)	$(28,230)	$83,470	$(93,102)
Less: Dividends on participating securities	(650)	(680)	(2,024)	(2,388)
Basic net income (loss) attributable to common shareholders	(6,717)	(28,910)	81,446	(95,490)
Noncontrolling interest in earnings of common unitholders	—	—	1,142	—
Diluted net income (loss) attributable to common shareholders	$(6,717)	$(28,910)	$82,588	$(95,490)
Weighted average number of common shares outstanding	324,895	270,289	320,810	265,153
Weighted average Limited Partner Units outstanding	—	—	4,393	—
Other potential dilutive shares	—	—	177	—
Weighted average number of common shares and potential dilutive securities	324,895	270,289	325,380	265,153

Partnership
Net income (loss) attributable to common unitholders	$(6,159)	$(28,689)	$84,612	$(94,838)
Less: Distributions on participating securities	(650)	(680)	(2,024)	(2,388)
Basic and diluted net income (loss) attributable to common unitholders	$(6,809)	$(29,369)	$82,588	$(97,226)
Weighted average number of Common Units outstanding	329,283	274,800	325,203	270,095
Other potential dilutive units	—	—	177	—
Weighted average number of Common Units and potential dilutive securities	329,283	274,800	325,380	270,095
The Limited Partner Units are anti-dilutive to the General Partner for the three months ended September 30, 2013 and the three and nine months ended September 30, 2012 as a result of the net loss for those periods. In addition, substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General Partner
Noncontrolling interest in loss of common unitholders	$(92)	$(459)	$—	$(1,736)
Weighted average Limited Partner Units outstanding	4,388	4,511	—	4,942
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,373	1,763	1,373	1,763
Outstanding participating securities	3,866	4,045	3,866	4,045
10.    Segment Reporting
We have four reportable operating segments at September 30, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
We assess and measure the overall operating results of the General Partner and the Partnership based upon Funds From Operations ("FFO"), which is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assist them in comparing these operating results between periods or between different companies.
Other revenue consists of other operating revenues not identified with one of our operating segments. We do not allocate interest expense and certain other non-property specific revenues and expenses ("Non-Segment Items," as shown in the table below) to our individual operating segments in determining our performance measure. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT. The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental Operations:
Industrial	$123,749	$107,345	$357,777	$321,524
Office	66,691	65,290	198,890	194,038
Medical Office	35,093	21,108	101,733	59,336
Non-reportable Rental Operations	1,765	1,429	5,807	5,276
Service Operations	62,807	93,932	161,004	226,507
Total segment revenues	290,105	289,104	825,211	806,681
Other revenue	1,585	4,154	4,023	6,396
Consolidated revenue from continuing operations	291,690	293,258	829,234	813,077
Discontinued operations	3,912	9,774	18,419	32,868
Consolidated revenue	$295,602	$303,032	$847,653	$845,945

Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items:
Industrial	$92,052	$79,803	$266,044	$240,605
Office	38,842	37,193	116,385	113,425
Medical Office	23,533	13,756	67,976	38,842
Non-reportable Rental Operations	1,150	806	3,853	3,644
Service Operations	3,415	6,213	18,079	16,988
	158,992	137,771	472,337	413,504
Non-Segment Items:
Interest expense	(58,100)	(58,812)	(176,005)	(175,726)
Impairment charges on non-depreciable properties	—	—	(3,777)	—
Interest and other income, net	145	150	1,219	394
Other operating expenses	(47)	(130)	(150)	(591)
General and administrative expenses	(10,373)	(8,934)	(33,225)	(32,367)
Gain on land sales	3,365	—	3,365	—
Undeveloped land carrying costs	(2,108)	(2,140)	(6,837)	(6,606)
Acquisition-related activity	(726)	(954)	(2,506)	(2,563)
Income tax benefit	4,500	103	4,500	103
Other non-segment income	(32)	3,278	490	4,119
Net income attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(140)	(59)	(487)	(365)
Joint venture items	6,945	8,997	22,212	27,999
Dividends on preferred shares/Preferred Units	(7,356)	(11,081)	(24,261)	(35,356)
Adjustments for redemption of preferred shares/Preferred Units	—	—	(5,932)	(5,730)
Discontinued operations	1,745	2,967	6,756	11,204
FFO attributable to common unitholders of the Partnership	96,810	71,156	257,699	198,019
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	92	459	(1,142)	1,736
Noncontrolling interest share of FFO adjustments	(1,384)	(1,638)	(2,339)	(5,358)
FFO attributable to common shareholders of the General Partner	95,518	69,977	254,218	194,397
Depreciation and amortization on continuing operations	(103,594)	(90,202)	(296,791)	(264,435)
Depreciation and amortization on discontinued operations	(844)	(4,937)	(6,686)	(15,903)
Company's share of joint venture adjustments	(7,127)	(8,782)	(20,730)	(26,008)
Gains on depreciated property sales on continuing operations	—	403	1,108	245
Gains on depreciated property sales on discontinued operations	8,441	1,608	101,052	11,179
Gains on depreciated property sales - share of joint venture	155	2,065	48,960	2,065
Noncontrolling interest share of FFO adjustments	1,384	1,638	2,339	5,358
Net income (loss) attributable to common shareholders of the General Partner	$(6,067)	$(28,230)	$83,470	$(93,102)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(92)	(459)	1,142	(1,736)
Net income (loss) attributable to common unitholders of the Partnership	$(6,159)	$(28,689)	$84,612	$(94,838)

The assets for each of the reportable segments at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets
Rental Operations:
Industrial	$4,293,447	$3,836,721
Office	1,672,180	1,683,314
Medical Office	1,270,802	1,202,929
Non-reportable Rental Operations	84,619	175,197
Service Operations	154,672	162,219
Total segment assets	7,475,720	7,060,380
Non-segment assets	411,119	499,721
Consolidated assets	$7,886,839	$7,560,101

11.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at September 30, 2013	Sold in 2013	Sold in 2012	Total

Office	4	2	10	16
Industrial	1	5	17	23
Medical Office	1	3	0	4
Retail	0	1	1	2
	6	11	28	45
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$3,912	$9,774	$18,419	$32,868
Operating expenses	(1,398)	(3,985)	(6,993)	(12,623)
Depreciation and amortization	(844)	(4,937)	(6,686)	(15,903)
Operating income	1,670	852	4,740	4,342
Interest expense	(769)	(2,822)	(4,670)	(9,041)
Income (loss) before gain on sales	901	(1,970)	70	(4,699)
Gain on sale of depreciable properties	8,441	1,608	101,052	11,179
Income (loss) from discontinued operations	$9,342	$(362)	$101,122	$6,480

Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations attributable to common shareholders	$(15,285)	$(27,874)	$(16,286)	$(99,463)
Income (loss) from discontinued operations attributable to common shareholders	9,218	(356)	99,756	6,361
Net income (loss) attributable to common shareholders	$(6,067)	$(28,230)	$83,470	$(93,102)
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income (loss) from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held for Sale
At September 30, 2013, we classified six in-service properties as held-for-sale, which were included in discontinued operations, due to our intention and ability to sell these properties in the fourth quarter of 2013. The following table illustrates aggregate balance sheet information of these properties at September 30, 2013 (in thousands):

September 30, 2013
Real estate investment, net	$49,821
Other assets	7,969
Total assets held-for-sale	$57,790

Accrued expenses	$1,536
Other liabilities	1,383
Total liabilities held-for-sale	$2,919
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 30, 2013:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	November 14, 2013	November 29, 2013
Preferred (per depositary share or unit):
Series J	$0.414063	November 14, 2013	November 29, 2013
Series K	$0.406250	November 14, 2013	November 29, 2013
Series L	$0.412500	November 14, 2013	November 29, 2013

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this "Report") and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our combined Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on February 22, 2013 for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). As used herein, the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," and similar expressions or statements regarding future periods are intended to identify forward-looking statements.
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

•
Our ability to successfully dispose of properties on terms that are favorable to us, including, without limitation, through one or more transactions that are consistent with our previously disclosed strategic plans;

•	Our ability to retain our current credit ratings;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•	Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC.
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption "Risk Factors" in Part II, Item 1A of this Report, and in our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 22, 2013 for the General Partner and the Partnership. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2012 Annual Report on Form 10-K.
At September 30, 2013, we:

•
Owned or jointly controlled 771 industrial, office, medical office and other properties, of which 753 properties with more than 147.0 million square feet were in service and 18 properties with approximately 2.3 million square feet were under development. The 753 in-service properties were comprised of 645 consolidated properties with approximately 124.8 million square feet and 108 jointly controlled unconsolidated properties with more than 22.2 million square feet. The 18 properties under development consisted of 17 consolidated properties with approximately 2.0 million square feet and one jointly controlled unconsolidated property with more than 273,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,400 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at September 30, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2013 and 2012, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	103,310	91,808	82.8%	81.9%	94.7%	94.0%	$3.91	$3.89
Office	15,950	15,741	12.8%	14.0%	87.2%	84.1%	$13.40	$13.27
Medical Office	5,172	3,756	4.1%	3.4%	93.4%	91.7%	$21.93	$21.01
Other	348	739	0.3%	0.7%	83.7%	89.4%	$19.80	$24.12
Total	124,780	112,044	100.0%	100.0%	93.7%	92.5%	$5.82	$5.79

*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
**Represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

Leasing activity within our existing portfolio of properties as well as, to a lesser extent, acquisitions of fully leased industrial properties drove the increase in our total percent leased from September 30, 2012.
Total Leasing Activity
The initial leasing of newly completed or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
New Leasing Activity - First Generation	1,461	902	3,307	4,058
New Leasing Activity - Second Generation	1,759	1,074	6,088	4,153
Renewal Leasing Activity	2,143	5,083	7,015	9,089
Total Leasing Activity	5,363	7,059	16,410	17,300
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the three and nine months ended September 30, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	1,462	817	4.6	5.5	$1.72	$4.70	$1.28	$1.86
Office	293	253	6.0	5.9	$14.21	$18.71	$6.80	$6.96
Medical Office	4	4	4.2	5.8	$10.00	$20.00	$2.80	$7.93
Total	1,759	1,074	4.9	5.6	$3.82	$8.05	$2.20	$3.08

Nine Months
Industrial	5,125	3,343	5.0	7.1	$2.18	$2.61	$1.42	$1.50
Office	931	783	6.7	6.6	$16.97	$15.98	$7.34	$7.35
Medical Office	32	27	4.6	7.1	$10.05	$13.20	$1.43	$6.12
Total	6,088	4,153	5.2	7.0	$4.48	$5.20	$2.32	$2.63
Estimated tenant improvements and leasing commissions per square foot for industrial leases signed during the three months ended September 30, 2013 were lower when compared to the same period in 2012. The decrease is largely the result of executing longer-term leases of smaller industrial spaces that required a greater investment per square foot during the three months ended September 30, 2012. Industrial leases executed during the three months ended September 30, 2013 trended more towards larger spaces with shorter terms.
Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the three and nine months ended September 30, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	1,459	4,907	51.8%	93.8%	4.2	6.5	8.6%	0.2%	$0.92	$0.41	$1.18	$0.90
Office	669	169	78.5%	47.9%	5.0	2.4	(2.7)%	8.2%	$7.21	$2.42	$5.28	$1.78
Medical Office	15	7	61.2%	48.4%	4.0	2.8	2.5%	5.3%	$4.25	$4.43	$2.04	$1.15
Total	2,143	5,083	58.0%	90.8%	4.4	6.4	1.8%	1.0%	$2.91	$0.48	$2.47	$0.93

Nine Months
Industrial	5,461	8,007	54.7%	84.2%	4.3	5.8	3.4%	0.5%	$0.68	$0.40	$0.85	$0.93
Office	1,524	1,057	81.7%	70.7%	4.8	4.1	(1.2)%	2.5%	$5.53	$3.27	$4.70	$3.06
Medical Office	30	25	27.3%	43.4%	4.0	6.7	1.7%	6.3%	$4.96	$1.70	$3.74	$1.13
Total	7,015	9,089	58.7%	82.2%	4.4	5.6	1.1%	1.2%	$1.75	$0.74	$1.70	$1.18
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Although the industrial lease renewal rates for the three and nine months ended September 30, 2013 were lower than the comparable periods in 2012, we were able to backfill a significant portion of our industrial leases that expired in 2013 with new tenants and, when considering backfill leases and lease-up of vacant space, slightly increased in-service occupancy for our industrial properties to 94.7% at September 30, 2013, from 94.0% at September 30, 2012.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent, for expiring leases by property type at September 30, 2013 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2013	3,162	$15,381	2%	2,913	$12,150	209	$2,610	40	$621	—	$—
2014	11,541	57,859	9%	9,910	37,535	1,506	18,117	121	2,087	4	120
2015	11,743	62,650	9%	9,905	38,944	1,767	22,260	63	1,270	8	176
2016	14,529	75,353	11%	12,397	45,773	1,869	24,297	244	4,926	19	357
2017	13,244	71,575	11%	11,445	44,435	1,451	19,772	275	5,659	73	1,709
2018	12,885	80,822	12%	10,253	39,565	1,963	26,244	592	13,541	77	1,472
2019	11,163	58,275	9%	9,538	33,671	1,327	17,325	289	7,046	9	233
2020	10,773	62,202	9%	9,280	37,369	977	14,691	508	9,920	8	222
2021	7,119	42,497	6%	5,959	23,853	806	10,317	341	8,055	13	272
2022	5,664	31,106	5%	4,917	16,721	276	4,679	450	9,287	21	419
2023 and Thereafter	15,029	122,773	17%	11,309	52,441	1,751	25,997	1,910	43,543	59	792
Total Leased	116,852	$680,493	100%	97,826	$382,457	13,902	$186,309	4,833	$105,955	291	$5,772

Total Portfolio Square Feet	124,780			103,310		15,950		5,172		348
Percent Leased	93.7%			94.7%		87.2%		93.4%		83.7%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, we believe the increase or decrease in net effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio of properties involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 15 properties during the nine months ended September 30, 2013 and 37 properties during the year ended December 31, 2012. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2013 Acquisitions			Full Year 2012 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$459,395	6.2%	100.0%	$265,203	6.6%	94.9%
Medical Office	20,500	6.9%	82.3%	514,455	6.5%	92.9%
Total	$479,895	6.3%	99.7%	$779,658	6.5%	94.4%

* Includes real estate assets and net acquired lease-related intangible assets, including above or below market leases, but excludes other acquired working capital assets and liabilities.
** In-place yields of completed acquisitions are calculated as the current annualized net rental payments from space leased to tenants at the date of acquisition, divided by the acquisition price of the acquired real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

*** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of acquisition.
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
We sold 11 buildings during the nine months ended September 30, 2013 and 28 buildings during the year ended December 31, 2012. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2013 Dispositions			Full Year 2012 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$14,160	7.3%	54.3%	$60,913	8.4%	79.3%
Office	27,500	8.0%	95.5%	58,881	7.1%	79.4%
Medical Office	76,050	5.7%	77.3%	—	—%	—%
Other	188,000	5.0%	89.8%	11,400	9.0%	80.5%
Total	$305,710	5.6%	79.4%	$131,194	7.9%	79.4%

*   In-place yields of completed dispositions are calculated as current annualized net rental payments from space leased to tenants at the date of sale, divided by the sales price of the real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.
Sales of wholly-owned properties during the nine months ended September 30, 2013 included a 391,000 square foot retail property in South Florida for $188.0 million.
During the nine months ended September 30, 2013, 17 office properties and one industrial property were sold by two of our unconsolidated joint ventures for which capital distributions to us totaled $89.5 million. Our share of gains from joint venture property sales, which are included in equity in earnings, related almost entirely to these sales and totaled $49.0 million.
Development
At September 30, 2013, we had 2.3 million square feet of property under development with total estimated costs upon completion of $435.5 million compared to 4.7 million square feet with total estimated costs upon completion of $537.5 million at September 30, 2012. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development at September 30, 2013 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	1,980	83%	$347,367	$168,786	$178,581
Joint venture properties	273	100%	88,169	68,992	19,177
Total	2,253	85%	$435,536	$237,778	$197,758
Funds From Operations
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon Funds From Operations ("FFO"), which is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REITs activity and assist them in comparing these operating results between periods or between different companies.
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders of the General Partner	$(6,067)	$(28,230)	$83,470	$(93,102)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(92)	(459)	1,142	(1,736)
Net income (loss) attributable to common unitholders of the Partnership	(6,159)	(28,689)	84,612	(94,838)
Adjustments:
Depreciation and amortization	104,438	95,139	303,477	280,338
Company share of joint venture depreciation and amortization	7,127	8,782	20,730	26,008
Gains on depreciable property sales—wholly owned	(8,441)	(2,011)	(102,160)	(11,424)
Gains on depreciable property sales—share of joint venture	(155)	(2,065)	(48,960)	(2,065)
Funds From Operations attributable to common unitholders of the Partnership	$96,810	$71,156	$257,699	$198,019
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	92	459	(1,142)	1,736
Noncontrolling interest share of adjustments	(1,384)	(1,638)	(2,339)	(5,358)
Funds From Operations attributable to common shareholders of the General Partner	$95,518	$69,977	$254,218	$194,397
Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and related revenue from continuing operations	$228,883	$199,326	$668,230	$586,570
General contractor and service fee revenue	62,807	93,932	161,004	226,507
Operating income	46,176	42,326	186,962	117,925
General Partner
Net income (loss) attributable to common shareholders	$(6,067)	$(28,230)	$83,470	$(93,102)
Weighted average common shares outstanding	324,895	270,289	320,810	265,153
Weighted average common shares and potential dilutive securities	324,895	270,289	325,380	265,153
Partnership
Net income (loss) attributable to common unitholders	$(6,159)	$(28,689)	$84,612	$(94,838)
Weighted average Common Units outstanding	329,283	274,800	325,203	270,095
Weighted average Common Units and potential dilutive securities	329,283	274,800	325,380	270,095
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations	$0.03	$—	$0.31	$0.02
Diluted income (loss) per common share or Common Unit:
Continuing operations	$(0.05)	$(0.11)	$(0.06)	$(0.38)
Discontinued operations	$0.03	$—	$0.31	$0.02
Number of in-service consolidated properties at end of period	645	616	645	616
In-service consolidated square footage at end of period	124,780	112,044	124,780	112,044
Number of in-service joint venture properties at end of period	108	125	108	125
In-service joint venture square footage at end of period	22,224	25,238	22,224	25,238

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,
	2013	2012
Rental and related revenue:
Industrial	$123,749	$107,345
Office	66,691	65,290
Medical Office	35,093	21,108
Other	3,350	5,583
Total rental and related revenue from continuing operations	$228,883	$199,326
The increase in rental and related revenue from continuing operations was primarily a result of acquisitions and developments placed in service since January 1, 2012. We acquired 52 properties, of which 24 were industrial and 28 were medical office, and placed 17 developments in service from January 1, 2012 to September 30, 2013, which provided incremental revenues of $29.9 million in the third quarter of 2013, as compared to the same period in 2012.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,
	2013	2012
Rental expenses:
Industrial	$12,856	$11,325
Office	19,867	19,789
Medical Office	8,643	5,180
Other	1,522	893
Total rental expenses from continuing operations	$42,888	$37,187
Real estate taxes:
Industrial	$18,841	$16,217
Office	7,982	8,308
Medical Office	2,917	2,172
Other	710	606
Total real estate tax expense from continuing operations	$30,450	$27,303

Rental expenses from continuing operations increased by $5.7 million in the third quarter of 2013, compared to the same period in 2012. We recognized incremental rental expenses of $3.6 million associated with the 52 properties acquired and the 17 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in insurance costs.
Real estate taxes from continuing operations increased by $3.1 million in the third quarter of 2013, compared to the same period in 2012. This increase was primarily due to the 52 properties acquired and the 17 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $2.4 million.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,
	2013	2012
Service Operations:
General contractor and service fee revenue	$62,807	$93,932
General contractor and other services expenses	(59,392)	(87,719)
Total	$3,415	$6,213
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues and expenses decreased due to lower third-party construction volume during the three months ended September 30, 2013.
Depreciation and Amortization
Depreciation and amortization expense increased from $90.2 million during the third quarter of 2012 to $103.6 million for the same period in 2013, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and the first nine months of 2013.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operation costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary in order to control overall general and administrative expense.
General and administrative expenses increased from $8.9 million for the third quarter of 2012 to $10.4 million for the same period in 2013. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2012	$8.9
Increase to overall pool of overhead costs	1.9
Increased absorption of costs by wholly owned leasing and development activities (1)	(3.5)
Reduced allocation of costs to Service Operations and Rental Operations (2)	3.1
General and administrative expenses - three-month period ended September 30, 2013	$10.4
(1) Increased levels of wholly owned leasing activity during the three months ended September 30, 2013 resulted in a greater level of absorption of overhead costs. We capitalized $7.3 million and $6.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2013, compared to capitalizing $4.6 million and $5.7 million of such costs, respectively, for the three months ended September 30, 2012. Combined overhead costs capitalized to leasing and development totaled 35.8% and 28.7% of our overall pool of overhead costs for the three months ended September 30, 2013 and 2012, respectively.
(2) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as we increased our focus on wholly owned development. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations was relatively consistent, decreasing slightly from $58.8 million in the third quarter of 2012 to $58.1 million in the third quarter of 2013. Because we increased our total base of real estate assets, we carried a higher average level of unsecured borrowings during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The borrowings during the third quarter of 2013, however, carried a lower overall weighted average interest rate than borrowings during the corresponding time period in 2012. Since June 30, 2012, we refinanced more than $730.0 million of fixed-rate debt, at generally lower rates, which was the primary driver for the overall lower weighted average interest rate.
We capitalized $3.5 million of interest costs during the three months ended September 30, 2013 compared to $2.9 million during the three months ended September 30, 2012.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties, or classified as held-for-sale at the end of the period, are required to be classified as discontinued operations. The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
The operations of 45 buildings were classified as discontinued operations for both the three months ended September 30, 2013 and September 30, 2012. These 45 buildings consist of 16 office, 23 industrial, four medical office, and two retail properties. As a result, we classified operating income, before gain on sales, of $901,000 and an operating loss, before gain on sales, of $2.0 million in discontinued operations for the three months ended September 30, 2013 and 2012, respectively.
Of the properties included in discontinued operations, two were sold during the third quarter of 2013 and four were sold during the third quarter of 2012. The gains on disposal of these properties of $8.4 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, are also reported in discontinued operations.
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012
Rental and related revenue:
Industrial	$357,777	$321,524
Office	198,890	194,038
Medical Office	101,733	59,336
Other	9,830	11,672
Total rental and related revenue from continuing operations	$668,230	$586,570
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 52 properties, of which 24 were industrial and 28 were medical office, and placed 17 developments in service from January 1, 2012 to September 30, 2013, which provided incremental revenues of $75.6 million in the nine months ended September 30, 2013, as compared to the same period in 2012.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to increased rental expense recoveries that were attributable to an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than was the first quarter of 2013, as well as due to an increase in recoverable repair and maintenance costs. Increased occupancy and rental rates within our existing base of properties also contributed, to a lesser extent, to the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012
Rental expenses:
Industrial	$36,856	$31,347
Office	58,161	56,279
Medical Office	24,079	14,428
Other	3,657	2,376
Total rental expenses from continuing operations	$122,753	$104,430
Real estate taxes:
Industrial	$54,877	$49,572
Office	24,344	24,334
Medical Office	9,678	6,066
Other	1,830	1,533
Total real estate tax expense from continuing operations	$90,729	$81,505
Overall, rental expenses from continuing operations increased by $18.3 million in the nine months ended September 30, 2013, compared to the same period in 2012. We recognized incremental rental expenses of $10.3 million associated with the 52 properties acquired and the 17 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than the first quarter of 2013, an increase in repair and maintenance costs, insurance costs and a slight increase due to higher occupancy.
Overall, real estate taxes from continuing operations increased by $9.2 million in the nine months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to the 52 properties acquired and the 17 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $8.1 million.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012
Service Operations:
General contractor and service fee revenue	$161,004	$226,507
General contractor and other services expenses	(142,925)	(209,519)
Total	$18,079	$16,988
The increase in our earnings from Service Operations in the first nine months of 2013 compared to the first nine months of 2012 was the result of a $4.2 million recovery in the first quarter of 2013 from a sub-contractor on a previously completed third-party construction job. The impact of this recovery on Service Operations was partially offset by a decrease in third-party construction volume from the first nine months of 2012, although third-party construction projects were performed at overall higher margins during the first nine months of 2013.
Depreciation and Amortization
Depreciation and amortization expense increased from $264.4 million during the first nine months of 2012 to $296.8 million for the same period in 2013, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and the first nine months of 2013.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $4.1 million in the first nine months of 2012 to $50.4 million for the same period in 2013. The increase was largely due to the sale of properties by two of our unconsolidated joint ventures in 2013. In January 2013, one of our unconsolidated joint ventures sold its only property, and we recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale.
Impairment Charges
We recognized an impairment charge of $3.8 million during the nine months ended September 30, 2013 related to 30 acres of land that was sold in early July 2013 for $22.2 million. This sale was the result of an unsolicited offer. We had not previously identified or actively marketed this land for disposition.
General and Administrative Expense
General and administrative expenses increased from $32.4 million for the first nine months of 2012 to $33.2 million for the same period in 2013. The following table sets forth the factors that led to the increase in general and administrative expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 (in millions):

General and administrative expenses - nine-month period ended September 30, 2012	$32.4
Increase to overall pool of overhead costs	0.3
Increased absorption of costs by wholly owned leasing and development activities (1)	(6.4)
Reduced allocation of costs to Service Operations and Rental Operations (2)	6.9
General and administrative expenses - nine-month period ended September 30, 2013	$33.2

(1) Increased levels of wholly owned development activity during the nine months ended September 30, 2013 were partially offset by decreased levels of leasing activity, which resulted in a net overall increase in the absorption of overhead costs. We capitalized $23.9 million and $20.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2013, compared to capitalizing $24.0 million and $13.8 million of such costs, respectively, for the nine months ended September 30, 2012. Combined overhead costs capitalized to leasing and development totaled 36.2% and 31.4% of our overall pool of overhead costs for 2013 and 2012, respectively.
(2) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as we increased our focus on wholly owned development. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations increased slightly from $175.7 million in the first nine months of 2012 to $176.0 million in the first nine months of 2013. Because we increased our total base of real estate assets, we carried a higher average level of unsecured borrowings during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which resulted in increased interest costs. The increased overall interest costs were partially offset by a lower weighted average cost of borrowing as well as increased capitalized interest due to the timing of development activities.
During the nine months ended September 30, 2013, we had more projects, which were financed in part by common equity issuances, that met the criteria for capitalization of interest. We capitalized $13.2 million of interest costs during the nine months ended September 30, 2013 compared to $6.2 million during the nine months ended September 30, 2012.
Discontinued Operations
The operations of 45 buildings were classified as discontinued operations for both the nine months ended September 30, 2013 and September 30, 2012. These 45 buildings consist of 16 office, 23 industrial, four medical office and two retail properties. As a result, we classified operating income, before gain on sales, of $70,000 and an operating loss, before gain on sales, of $4.7 million in discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.
Of the properties included in discontinued operations, 11 were sold during the first nine months of 2013 and 21 were sold during the first nine months of 2012. The gains on disposal of $101.1 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $24.1 million in cash and $210.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at September 30, 2013.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions, term loans and through accessing the public debt and equity markets.
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

We are subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At September 30, 2013, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On May 7, 2012, the General Partner entered into an at the market equity program that allowed it to issue new common shares, from time to time, with an aggregate offering price of up to $200.0 million. The General Partner has fully utilized this program, issuing approximately 13.5 million common shares from inception of the program through May 20, 2013, resulting in gross proceeds of approximately $200.0 million. The General Partner paid approximately $4.0 million in commissions related to the sales of these common shares and, after deducting those commissions and other costs, generated net proceeds of approximately $195.4 million from the offerings.
On May 21, 2013, the General Partner entered into a new at the market equity program that allows it to issue new common shares, from time to time, with an aggregate offering price of up to $300.0 million. Through September 30, 2013, the General Partner has issued approximately 2.1 million common shares under this program, resulting in gross proceeds of approximately $34.0 million. The General Partner has paid approximately $340,000 in commissions related to the sales of these common shares and, after deducting those commissions and other costs, generated net proceeds of approximately $33.6 million from the offerings.
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2013.
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
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2013, we received sale and financing distributions of $106.3 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial and medical office properties while reducing our investment concentration in suburban office properties in certain markets. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable acquisition and development opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
Leasing/Capital Costs
Tenant improvements and lease-related costs pertaining to our initial leasing of newly completed space, or vacant space in acquired properties, are referred to as first generation expenditures. Such first generation expenditures for tenant improvements are included within "development of real estate investments" in our Consolidated Statements of Cash Flows, while such expenditures for lease-related costs are included within "other deferred leasing costs."
Cash expenditures related to the construction of a building's shell, as well as the associated site improvements, are also included within "development of real estate investments" in our Consolidated Statements of Cash Flows.
Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following is a summary of our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2013	2012
Second generation tenant improvements	$28,524	$19,245
Second generation leasing costs	28,284	24,078
Building improvements	3,244	3,359
Total second generation capital expenditures	$60,052	$46,682
Development of real estate investments	$320,698	$176,340
Other deferred leasing costs	$26,647	$22,727
The increase in capital expenditures for the development of real estate investments was the result of our increased focus on wholly owned development projects. We had wholly owned properties under development with an expected cost of $347.4 million at September 30, 2013, compared to projects with an expected cost of $413.3 million at September 30, 2012. Cash outflows for real estate development investments increased from $176.3 million to $320.7 million due to increased construction activity, as the projects under construction in 2012 were completed and new projects were commenced. All but one of the wholly owned development projects under construction at September 30, 2012 have been completed and placed in service by September 30, 2013.
We capitalized $23.9 million and $24.0 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2013 and 2012, respectively. We capitalized $20.3 million and $13.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2013 and 2012, respectively. Combined overhead costs capitalized to leasing and development totaled 36.2% and 31.4% of our overall pool of overhead costs for the nine months ended September 30, 2013 and 2012, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Three- and Nine-Month Comparison sections of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.
In addition to the capitalization of overhead costs discussed above, we also capitalized $13.2 million and $6.2 million of interest costs in the nine months ended September 30, 2013 and 2012, respectively.
The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2013	2012
Industrial	$25,077	$23,544
Office	33,585	22,678
Medical Office	1,251	434
Non-reportable segments	139	26
Total	$60,052	$46,682
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.17 per common share or Common Unit in the first, second and third quarters of 2013, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the fourth quarter of 2013. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At September 30, 2013, the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid quarterly in arrears. In February 2013, the General Partner redeemed all of its outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") for a total payment of $178.0 million, thus reducing its future quarterly dividend commitments by $3.7 million.

Debt Maturities
Debt outstanding at September 30, 2013 had a face value totaling $4.4 billion with a weighted average interest rate of 5.52% and matures at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.2 billion of secured debt and $210.0 million outstanding on our unsecured line of credit at September 30, 2013. Scheduled principal amortization and maturities of such debt totaled $538.6 million for the nine months ended September 30, 2013.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2013 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2013	$3,970	$5,422	$9,392	5.97%
2014	16,952	350,406	367,358	6.18%
2015	15,074	653,346	668,420	4.91%
2016	12,666	532,261	544,927	6.09%
2017	10,139	558,129	568,268	5.89%
2018	7,937	550,000	557,937	4.05%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
Thereafter	10,361	50,000	60,361	7.02%
	$100,260	$4,327,049	$4,427,309	5.52%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt and Preferred Stock
The General Partner paid $178.0 million in February 2013 to redeem its Series O Shares at par value.
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or the General Partner may redeem or repurchase certain of its outstanding series of preferred stock.
Historical Cash Flows
Cash and cash equivalents were $24.1 million and $113.2 million at September 30, 2013 and 2012, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2013	2012
General Partner
Net Cash Provided by Operating Activities	$317.6	$201.5
Net Cash Used for Investing Activities	$(427.1)	$(505.2)
Net Cash Provided by Financing Activities	$99.7	$203.0

Partnership
Net Cash Provided by Operating Activities	$317.7	$201.6
Net Cash Used for Investing Activities	$(427.1)	$(505.2)
Net Cash Provided by Financing Activities	$99.6	$202.9
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in cash flows from operations noted in the table above was primarily due to the increase in rental revenues from continuing operations, as we had a significantly lower base of income-generating assets through the first half of 2012 until the proceeds from a significant office portfolio disposition in late 2011 were fully re-invested. Also contributing to the increase is the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2013, we paid cash of $372.9 million for real estate acquisitions and $30.1 million for undeveloped land acquisitions, compared to $321.1 million and $37.2 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2012.

•
Real estate development costs increased to $320.7 million for the nine months ended September 30, 2013 from $176.3 million for the same period in 2012 as a result of increasing our development activities.

•	Sales of land and depreciated property provided $330.7 million in net proceeds for the nine months ended September 30, 2013, compared to $112.6 million for the same period in 2012.

•
For the nine months ended September 30, 2013, we received $106.3 million in capital distributions, of which $89.5 million represented our share of the net proceeds from the sales by two of our unconsolidated joint ventures of 17 office properties and one industrial property, while $16.8 million represented our share of the net proceeds from a secured loan originated by another of our unconsolidated joint ventures. For the same period in 2012, we received a $4.9 million capital distribution, which represented our share of the net proceeds from the sale by one of our unconsolidated joint ventures of its sole property.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2013, compared to the same period in 2012:

•
During the nine months ended September 30, 2013, the General Partner issued 45.1 million common shares for net proceeds of $632.5 million, compared to 16.9 million common shares for net proceeds of $236.3 million during the nine months ended September 30, 2012.

•
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares for a total payment of $178.0 million. In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares for a total payment of $168.3 million.

•
In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023. Additionally, in May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% and matures May 14, 2018. In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature in June 2022. In September 2012, we issued an additional $300.0 million of unsecured notes that bear interest at 3.875% and mature in October 2022.

•
During the nine months ended September 30, 2013, we repaid two unsecured notes with a weighted average stated rate of 5.68% at their maturity dates totaling $425.0 million. In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity. In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date.

•
During the nine months ended September 30, 2013 and 2012, we repaid $100.1 million and $95.8 million, respectively, of secured loans with the proceeds obtained from the issuance of senior unsecured debt as described above.

•
For the nine months ended September 30, 2013, we decreased net borrowings on the Partnership's unsecured line of credit by $75.0 million, compared to no net change in borrowings for the same period in 2012.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book overdrafts were $1.0 million at September 30, 2013, compared to $45.3 million at December 31, 2012. We had no book overdrafts at September 30, 2012.

•
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.5% and maturing in June 2017.

Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2012, as previously discussed in our 2012 Annual Report on Form 10-K.
Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a variable interest entity (a "VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% and 5% of our total assets at September 30, 2013 and December 31, 2012, respectively. Total assets of our unconsolidated subsidiaries were $2.0 billion and $2.5 billion at September 30, 2013 and December 31, 2012, respectively. The combined revenues of our unconsolidated subsidiaries totaled $181.4 million and $217.2 million for the nine months ended September 30, 2013 and 2012, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $188.7 million at September 30, 2013.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our financial statements at September 30, 2013.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$8,784	$113,903	$205,452	$391,802	$102,016	$309,403	$1,131,360	$1,220,368
Weighted average interest rate	5.99%	5.92%	5.30%	5.85%	5.96%	7.43%
Variable rate secured debt	$105	$1,363	$742	$755	$13,729	$2,500	$19,194	$19,195
Weighted average interest rate	3.43%	1.22%	2.13%	2.15%	3.41%	0.20%
Fixed rate unsecured debt	$503	$252,092	$252,226	$152,370	$452,523	$1,707,041	$2,816,755	$3,023,988
Weighted average interest rate	6.26%	6.33%	7.49%	6.71%	5.95%	5.54%
Variable rate unsecured notes	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Rate at September 30, 2013	N/A	N/A	N/A	N/A	N/A	1.54%
Unsecured line of credit	$—	$—	$210,000	$—	$—	$—	$210,000	$211,035
Rate at September 30, 2013	N/A	N/A	1.43%	N/A	N/A	N/A

As the above table incorporates only those exposures that existed at September 30, 2013, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
Control and Procedures (General Partner)
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Controls and Procedures (Partnership)
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2013, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks and uncertainties described in our 2012 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the "Repurchase Program"). On July 31, 2013, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of common shares, $300.0 million of debt securities and $300.0 million of preferred shares (the "July 2013 Resolution"). The July 2013 Resolution will expire on April 30, 2014. We did not repurchase any securities through the Repurchase Program during the quarter ended September 30, 2013, and the maximum amounts set forth under the July 2013 Resolution for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
Item 3. Defaults upon Senior Securities
During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of the General Partner's preferred shares.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner's board of directors.

Item 6. Exhibits
(a) Exhibits

3.1(i)
Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

3.1(ii)
Amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.1(iii)
Second Amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on March 9, 2012, and incorporated herein by this reference).

3.1(iv)
Third amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 26, 2013, and incorporated herein by this reference).

3.2
Fourth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

3.3
Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, and incorporated herein by this reference).

3.4(i)
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

3.4(ii)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.4(iii)
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 9, 2012 and incorporated herein by this reference).

3.4(iv)
Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 26, 2013, and incorporated herein by this reference).

10.1	Form of Letter Agreement Regarding Executive Severance, dated July 30, 2013, between the General Partner and Mark A. Denien.#*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

#	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**
The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 9 to the Consolidated Financial Statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	November 1, 2013