Form 10-K
period 2015-12-31
DUKE REALTY LIMITED PARTNERSHIP/; DUKE REALTY CORP
filed 2016-02-19
CIK 1003410, 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana (Duke Realty Corporation)	35-1740409 (Duke Realty Corporation)
Indiana (Duke Realty Limited Partnership)	35-1898425 (Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
600 East 96th Street, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (317) 808-6000
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class:	Name of Each Exchange on Which Registered:
Duke Realty Corporation	Common Stock ($.01 par value)	New York Stock Exchange
Duke Realty Limited Partnership	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $6.4 billion based on the last reported sale price on June 30, 2015.
The number of common shares of Duke Realty Corporation, $.01 par value outstanding as of February 19, 2016 was 345,901,410.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
We believe combining the annual reports on Form 10-K of the General Partner and the Partnership into this single report results in the following benefits:

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
We believe it is important to understand the few differences between the General Partner and the Partnership in the context of how we operate as an interrelated consolidated company. The General Partner's only material asset is its ownership of partnership interests in the Partnership. As a result, the General Partner does not conduct business itself, other than acting as the sole general partner of the Partnership and issuing public equity from time to time. The General Partner does not issue any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests related to certain of the Company's investments. The Partnership conducts the operations of the business and has no publicly traded equity. Except for net proceeds from equity issuances by the General Partner, which are contributed to the Partnership in exchange for General Partner Units or Preferred Units, the Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.
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
In order to highlight the differences between the General Partner and the Partnership, there are separate sections in this report, as applicable, that separately discuss the General Partner and the Partnership including separate financial statements, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the General

Partner and the Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

TABLE OF CONTENTS
Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT
In this Annual Report on Form 10-K (this "Report") for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"), the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "could," "may" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
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

•
Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission ("SEC").

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption "Risk Factors" in this Report, and is updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
PART I
Item 1.  Business
Background
The General Partner and Partnership collectively specialize in the ownership, management and development of bulk distribution and medical office real estate.
The General Partner is a self-administered and self-managed REIT, which began operations upon completion of an initial public offering in February 1986.
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2015, our diversified portfolio of 587 rental properties (including 70 jointly controlled in-service properties with more than 19.1 million square feet, 25 consolidated properties under development with approximately 5.9 million square feet and three jointly controlled properties under development with more than 1.9 million square feet) encompassed approximately 142.6 million rentable square feet and was leased by a diverse base of approximately 1,600 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,200 acres of land and controlled an additional 1,600 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 21 other geographic or metropolitan areas including Atlanta, Georgia; Baltimore, Maryland; Central Florida; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; New Jersey; Northern and Southern California; Pennsylvania; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Seattle, Washington; Washington D.C.; and South Florida. We had more than 500 employees at December 31, 2015.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have four reportable operating segments at December 31, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. The operations of our industrial, medical office and office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Although our office real estate investment segment did not meet the quantitative thresholds for separate presentation as a reportable segment for the year ended December 31, 2015, we have elected to continue to separately report it when considering that it was significant during the years ended December 31, 2013 and 2014.
The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary ("TRS"), a legal entity through which certain of the segment's aforementioned operations are conducted. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets or product types that align with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, medical office and office customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
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
Corporate Governance
Since our inception, we not only have strived to be a top-performer operationally, but also to lead in issues important to investors such as disclosure and corporate governance. The General Partner's system of governance reinforces this commitment and, as a limited partnership that has one general partner owning over 90% of the Partnership's common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. Summarized below are the highlights of the General Partner's Corporate Governance initiatives.

Board Composition
• The General Partner's Board is controlled by a supermajority (85.7%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE") as of January 27, 2016 and thereafter

Board Committees	• The General Partner's Board Committee members are all Independent Directors

Lead Director	• The Chairman of the General Partner's Corporate Governance Committee serves as Lead Director of the Independent Directors

Board Policies
•
  No Shareholder Rights Plan (Poison Pill)
•
  Code of Conduct applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the vote of a majority of (i) the General Partner's Board of Directors or (ii) the General Partner's Corporate Governance Committee
•
  Orientation program for new Directors of the General Partner
•
  Independence of Directors of the General Partner is reviewed annually
•
  Independent Directors of the General Partner meet at least quarterly in executive sessions
•
  Independent Directors of the General Partner receive no compensation from the General Partner other than as Directors
•
  Equity-based compensation plans require the approval of the General Partner's shareholders
•
  Board effectiveness and performance is reviewed annually by the General Partner's Corporate Governance Committee
•
  The General Partner's Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
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
Recent U.S. Federal Income Tax Legislation
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders described under the heading "Federal Income Tax Considerations" in our Prospectus included in our Registration Statement on Form S-3 filed April 30, 2015. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a "publicly offered REIT," as defined in new Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to "redetermined services income," i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests ("USRPIs"):
• For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.
• Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

• For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Code Section 897(k)(3).

• For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

Additional Information
For additional information regarding our investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." For additional information about our business segments, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - (8) Segment Reporting."
Available Information
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at

(800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner's securities are listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 20 Broad Street, New York, New York 10005.
Item 1A. Risk Factors
In addition to the other information contained in this Report, you should carefully consider, in consultation with your legal, financial and other professional advisors, the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption "Risk Factors" in evaluating us and our business before making a decision regarding an investment in the General Partner's securities.
The risks contained in this Report are not the only risks that we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of the General Partner's securities could decline due to the materialization of any of these risks, and its shareholders and/or the Partnership's unitholders may lose all or part of their investment.
This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled "Cautionary Notice Regarding Forward-Looking Statements" for additional information regarding forward-looking statements.
Risks Related to Our Business
Our use of debt financing could have a material adverse effect on our financial condition.
We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required principal and interest payments and the long-term risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. Additionally, we may not be able to refinance borrowings by our unconsolidated subsidiaries on favorable terms or at all. If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to shareholders and unitholders at expected levels. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flow and funds available for operation, development and distribution.
We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our interest expense, which could reduce our cash flow and our ability to make distributions to shareholders and unitholders at expected levels.
Debt financing may not be available and equity issuances could be dilutive to our shareholders and unitholders.
Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity issued by the General Partner. Debt financing may not be available over a longer period of time in sufficient amounts, on favorable terms or at all. If the General Partner issues additional equity securities, instead of debt, to manage capital needs, the interests of our existing shareholders and unitholders could be diluted.

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
We have a significant amount of debt outstanding, consisting mostly of unsecured debt. We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Group based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement.
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
The General Partner's stock price and trading volume may be volatile, which could result in substantial losses to its shareholders and to the Partnership's unitholders, if and when they convert their Limited Partner Units to shares of the General Partner's common stock.
The market price of the General Partner's common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in the General Partner's common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner's share price, or result in fluctuations in the price or trading volume of the General Partner's common stock, include uncertainty in the markets, general market and economic conditions, as well as those factors described in these "Risk Factors" and in other reports that we file with the SEC.
Many of these factors are beyond our control, and we cannot predict their potential effects on the price of the General Partner's common stock. If the market price of the General Partner's common stock declines, then its shareholders and the Partnership's unitholders, respectively, may be unable to resell their shares and units upon terms that are attractive to them. We cannot assure that the market price of the General Partner's common stock will not fluctuate or decline significantly in the future. In addition, the securities markets in general may experience considerable unexpected price and volume fluctuations.
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
Our business and operations could suffer in the event of system failures or cyber security attacks.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.
We could also be negatively impacted by similar disruptions to the operations of our vendors or outsourced service providers.
Risks Related to the Real Estate Industry
Our net earnings available for investment or distribution to shareholders and unitholders could decrease as a result of factors related to the ownership and operation of commercial real estate that are outside of our control.
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
Further, a significant portion of our costs, such as real estate taxes, insurance and maintenance costs and our debt service payments, are generally not reduced when circumstances cause a decrease in cash flow from our properties. Any one or more of these factors could result in a reduction in our net earnings available for investment or distribution to shareholders and unitholders.
Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our shareholders and unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. As a result, we may have a reduction in our net earnings available for investment or distribution to our shareholders and unitholders.
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
As a result, we may develop or acquire projects that are not profitable.
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
We maintain comprehensive insurance on each of our facilities, including property, liability, and environmental coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current replacement cost of the damaged assets. Inflation, changes in building codes and ordinances, environmental considerations, acts of a governmental authority and other factors also may make it unfeasible to collect insurance proceeds to replace a facility after it has been damaged or destroyed. If an uninsured or underinsured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that our insurance providers may be unwilling or unable to pay our claims when made.
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
Risks Related to Our Organization and Structure
If the General Partner were to cease to qualify as a REIT, it and its shareholders would lose significant tax benefits.
The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Qualification as a REIT provides significant tax advantages to the General Partner and its shareholders. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within our control. The fact that the General Partner holds its assets through the Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner's REIT status. Although we believe that the General Partner can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

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

•	The General Partner's net earnings available for investment or distribution to its shareholders would decrease due to the additional tax liability for the year or years involved; and

•	The General Partner would no longer be required to make any distributions to shareholders in order to qualify as a REIT.
As such, the General Partner's failure to qualify as a REIT would likely have a significant adverse effect on the value of the General Partner's securities and, consequently, the Partnership's Units.
REIT distribution requirements limit the amount of cash we have available for other business purposes, including amounts that we need to fund our future capital needs.
To maintain its qualification as a REIT under the Code, the General Partner must annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. The General Partner intends to continue to make distributions to its shareholders to comply with the 90% distribution requirement. However, this requirement limits our ability to accumulate capital for use for other business purposes. If we do not have sufficient cash or other liquid assets to meet the distribution requirements of the General Partner, we may have to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. If the General Partner fails to make a required distribution, it would cease to qualify as a REIT.
U.S. federal income tax treatment of REITs and investments in REITs may change, which may result in the loss of our tax benefits of operating as a REIT.
The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in the General Partner's common shares.
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
Ownership Restriction. Subject to certain exceptions, the General Partner's charter provides that no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or by number of shares, whichever is more restrictive) of the General Partner's outstanding common stock or 9.8% in value of its outstanding stock.
Unissued Preferred Stock. The General Partner's charter permits its board of directors to classify unissued preferred stock by setting the rights and preferences of the shares at the time of issuance. This power enables the General Partner's board to adopt a shareholder rights plan, also known as a poison pill. Although the General Partner has repealed its previously existing poison pill and its current board of directors has adopted a policy not to adopt a shareholder rights plan without shareholder approval, the General Partner's board can change this policy at any time. The adoption of a poison pill would discourage a potential bidder from acquiring a significant position in the General Partner without the approval of its board.
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
Control-Share-Acquisition Provisions of Indiana Law. The General Partner has not opted out of the provisions of the Indiana Business Corporation Law regarding acquisitions of control shares. Therefore, those who acquire a significant block (at least 20%) of the General Partner's shares may only vote a portion of their shares unless its other shareholders vote to accord full voting rights to the acquiring person. Moreover, if the other shareholders vote to give full voting rights with respect to the control shares and the acquiring person has acquired a majority of the General Partner's outstanding shares, the other shareholders would be entitled to special dissenters' rights.
Supermajority Voting Provisions. The General Partner's charter prohibits business combinations or significant disposition transactions with a holder of 10% of its shares unless:

•	The holders of 80% of the General Partner's outstanding shares of capital stock approve the transaction;

•	The transaction has been approved by three-fourths of those directors who served on the General Partner's board before the shareholder became a 10% owner; or

•	The significant shareholder complies with the "fair price" provisions of the General Partner's charter.
Among the transactions with large shareholders requiring the supermajority shareholder approval are dispositions of assets with a value greater than or equal to $1,000,000 and business combinations.
Operating Partnership Provisions. The limited partnership agreement of the Partnership contains provisions that could discourage change-of-control transactions, including a requirement that holders of at least 90% of the outstanding Common Units approve:

•
Any voluntary sale, exchange, merger, consolidation or other disposition of all or substantially all of the assets of the Partnership in one or more transactions other than a disposition occurring upon a financing or refinancing of the Partnership;

•
The General Partner's merger, consolidation or other business combination with another entity unless after the transaction substantially all of the assets of the surviving entity are contributed to the Partnership in exchange for Common Units;

•	The General Partner's assignment of its interests in the Partnership other than to one of its wholly-owned subsidiaries; and

•	Any reclassification or recapitalization or change of outstanding shares of the General Partner's common stock other than certain changes in par value, stock splits, stock dividends or combinations.
We are dependent on key personnel.
The General Partner's executive officers and other senior officers have a significant role in the success of our Company. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave our Company is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.
Item 1B.  Unresolved Staff Comments
We have no unresolved comments with the SEC staff regarding our periodic or current reports under the Exchange Act.
Item 2.  Properties
Product Review
As of December 31, 2015, we own interests in a diversified portfolio of 587 commercial properties encompassing approximately 142.6 million net rentable square feet (including 70 jointly controlled in-service properties with more than 19.1 million square feet, 25 consolidated properties under development with approximately 5.9 million square feet and three jointly controlled properties under development with more than 1.9 million square feet).
Industrial Properties: We own interests in 459 bulk distribution industrial properties encompassing more than 130.5 million square feet (91.6 percent of total square feet). These properties are primarily warehouse facilities with clear ceiling heights of 28 feet or more. This also includes 16 light industrial buildings, also known as flex buildings, totaling 767,000 square feet.
Medical Office Properties: We own interests in 83 medical office buildings totaling approximately 6.6 million square feet (4.6 percent of total square feet).
Office Properties: We own interests in 45 suburban office buildings totaling approximately 5.5 million square feet (3.8 percent of total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.

Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,200 acres of land and control an additional 1,600 acres through purchase options. A portion of the 2,312 acres of land that we directly own, and nearly all of our jointly controlled land, is intended to be used for the development of industrial properties. We directly own 748 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.
Consolidated Properties

	Square Feet					Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Medical Office	Office	Overall	Percent of Overall
Primary Market
Indianapolis	12,376,376	351,525	2,584,901	15,312,802	13.3%	$77,084,360	$5.16	13.3%
Atlanta	9,720,791	889,486	169,800	10,780,077	9.3%	56,668,193	5.47	9.8%
Chicago	11,506,949	161,443	—	11,668,392	10.1%	50,613,622	4.36	8.8%
Dallas	7,330,593	1,027,919	—	8,358,512	7.2%	49,264,797	6.16	8.5%
Cincinnati	9,048,479	430,015	181,970	9,660,464	8.4%	37,071,643	3.92	6.4%
South Florida	5,065,660	107,000	143,535	5,316,195	4.6%	35,628,545	7.14	6.2%
Columbus	9,382,330	—	—	9,382,330	8.1%	28,253,292	3.05	4.9%
Central Florida	3,360,479	466,049	—	3,826,528	3.3%	24,941,471	6.78	4.3%
Houston	3,973,926	168,850	159,056	4,301,832	3.7%	24,225,338	6.06	4.2%
Raleigh	2,694,604	356,835	192,225	3,243,664	2.8%	23,180,630	8.16	4.0%
Nashville	3,806,065	175,076	—	3,981,141	3.4%	21,711,402	5.76	3.8%
Savannah	6,431,246	—	—	6,431,246	5.6%	21,572,312	3.35	3.7%
Southern California	3,122,786	—	—	3,122,786	2.7%	16,616,891	5.42	2.9%
Minneapolis-St. Paul	3,822,793	—	—	3,822,793	3.3%	16,440,590	4.51	2.8%
New Jersey	1,974,002	57,411	—	2,031,413	1.8%	13,880,280	6.84	2.4%
St. Louis	3,344,135	—	—	3,344,135	2.9%	11,680,534	3.54	2.0%
Pennsylvania	2,581,155	—	—	2,581,155	2.2%	11,524,417	4.46	2.0%
Northern California	2,571,630	—	—	2,571,630	2.2%	10,953,257	4.26	1.9%
Baltimore	1,826,029	—	—	1,826,029	1.6%	10,351,492	5.67	1.8%
Seattle	1,136,109	—	—	1,136,109	1.0%	7,650,342	6.73	1.3%
Phoenix	1,132,554	—	—	1,132,554	1.0%	4,702,004	4.63	0.8%
Washington DC	172,365	100,952	120,000	393,317	0.3%	3,632,303	14.38	0.6%
Other (3)	446,500	916,047	—	1,362,547	1.2%	20,941,529	25.35	3.6%
Total	106,827,556	5,208,608	3,551,487	115,587,651	100.0%	$578,589,244	$5.19	100.0%
Percent of Overall	92.4%	4.5%	3.1%	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.06	$23.36	$13.61	$5.19

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Medical Office	Office	Overall	Percent of Overall
Primary Market
Dallas	7,029,097	458,396	—	7,487,493	39.1%	$30,281,669	$4.09	29.1%
Indianapolis	5,537,413	273,479	—	5,810,892	30.4%	23,137,671	4.75	22.2%
Washington DC	669,802	—	894,429	1,564,231	8.2%	18,388,969	14.47	17.7%
South Florida	—	—	388,112	388,112	2.0%	9,287,019	24.04	8.9%
Phoenix	1,009,351	—	—	1,009,351	5.3%	5,132,007	5.08	4.9%
Atlanta	—	—	344,476	344,476	1.8%	4,963,555	14.41	4.8%
Central Florida	908,422	—	—	908,422	4.7%	3,673,294	4.04	3.5%
Columbus	1,142,400	—	—	1,142,400	6.0%	3,567,144	3.12	3.4%
Nashville	—	—	180,147	180,147	0.9%	2,976,335	16.52	2.9%
Chicago	—	—	98,304	98,304	0.5%	1,734,060	17.64	1.7%
Cincinnati	57,886	—	—	57,886	0.3%	398,667	6.89	0.4%
Other (3)	152,944	—	—	152,944	0.8%	512,362	3.35	0.5%
Total	16,507,315	731,875	1,905,468	19,144,658	100.0%	$104,052,752	$5.83	100.0%
Percent of Overall	86.2%	3.8%	10.0%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.82	$18.49	$19.27	$5.83

	Occupancy %
	Consolidated Properties				Jointly Controlled Properties
	Industrial	Medical Office	Office	Overall	Industrial	Medical Office	Office	Overall
Primary Market
Savannah	100.0%	—	—	100.0%	—	—	—	—
Pennsylvania	100.0%	—	—	100.0%	—	—	—	—
Northern California	100.0%	—	—	100.0%	—	—	—	—
Baltimore	100.0%	—	—	100.0%	—	—	—	—
Seattle	100.0%	—	—	100.0%	—	—	—	—
New Jersey	100.0%	98.6%	—	100.0%	—	—	—	—
Chicago	99.4%	99.7%	—	99.4%	—	—	100.0%	100.0%
Columbus	98.8%	—	—	98.8%	100.0%	—	—	100.0%
St. Louis	98.7%	—	—	98.7%	—	—	—	—
Southern California	98.3%	—	—	98.3%	—	—	—	—
Cincinnati	98.1%	100.0%	75.6%	97.8%	100.0%	—	—	100.0%
Indianapolis	98.1%	96.5%	94.8%	97.5%	83.1%	100.0%	—	83.9%
Central Florida	97.4%	87.6%	—	96.2%	100.0%	—	—	100.0%
Atlanta	96.1%	97.2%	97.2%	96.2%	—	—	100.0%	100.0%
Dallas	95.1%	99.4%	—	95.6%	99.2%	94.9%	—	99.0%
Minneapolis-St. Paul	95.4%	—	—	95.4%	—	—	—	—
Nashville	94.5%	100.0%	—	94.7%	—	—	100.0%	100.0%
South Florida	96.0%	100.0%	13.1%	93.8%	—	—	99.5%	99.5%
Houston	93.5%	75.1%	100.0%	93.0%	—	—	—	—
Phoenix	89.6%	—	—	89.6%	100.0%	—	—	100.0%
Raleigh	87.6%	97.2%	71.0%	87.6%	—	—	—	—
Washington DC	87.9%	100.0%	—	64.2%	93.9%	—	71.8%	81.3%
Other (3)	—%	90.2%	—	60.6%	100.0%	—	—	100.0%
Total	96.9%	95.3%	86.3%	96.5%	93.8%	96.8%	86.7%	93.2%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2015, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets, totaling 1.2% of the total square footage of our consolidated properties.

Item 3.  Legal Proceedings
We are not subject to any material pending legal proceedings, other than routine litigation arising in the ordinary course of business. We do not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity.
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 15, 2016, there were 6,021 record holders of the General Partner's common stock and 113 record holders of the Partnership's Common Units.

	2015			2014
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$21.46	$18.84	$0.18	$20.83	$17.06	$0.17
September 30	20.42	17.60	0.17	18.80	16.94	0.17
June 30	22.25	18.49	0.17	18.24	16.62	0.17
March 31	22.70	19.93	0.17	17.03	14.48	0.17
On January 27, 2016, the General Partner declared a quarterly cash distribution of $0.18 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 29, 2016, to common shareholders or common unitholders of record on February 16, 2016. Our future distributions may vary and will be determined by the General Partner's Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.
Stock Performance Graph
The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("FTRETR") from December 31, 2010 to December 31, 2015. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2010, and, the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

Indexed to 100
250
230
210
190
170
150
130
110
90
70
50
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
100
100
100
108
102
102
126
122
116
157
139
130
195
178
170
212
181
175
FTRETR
DRE
S&P 500

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Tax Characterization of Distributions
A summary of the tax characterization of the distributions paid per common share of the General Partner for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
Distributions paid per share	$0.69	$0.68	$0.68
Distributions paid per share - special	0.20	—	—
Total Distributions paid per share	$0.89	$0.68	$0.68
Ordinary income	4.2%	59.2%	52.6%
Return of capital	—%	2.5%	4.4%
Capital gains	95.8%	38.3%	43.0%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2015 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

On January 28, 2015, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the year ended December 31, 2015.
On January 27, 2016 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2015. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2015	2014	2013	2012	2011
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$816,065	$822,351	$762,164	$661,375	$578,706
General contractor and service fee revenue	133,367	224,500	206,596	275,071	521,796
Total revenues from continuing operations	$949,432	$1,046,851	$968,760	$936,446	$1,100,502
Income (loss) from continuing operations	$189,205	$215,590	$59,502	$(80,435)	$(790)

General Partner
Net income (loss) attributable to common shareholders	$615,310	$204,893	$153,044	$(126,145)	$31,416

Partnership
Net income (loss) attributable to common unitholders	$621,714	$207,520	$155,138	$(128,418)	$32,275

General Partner
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$0.53	$0.51	$0.06	$(0.50)	$(0.26)
Discontinued operations	1.24	0.09	0.41	0.02	0.37
Diluted income (loss) per common share:
Continuing operations	0.53	0.51	0.06	(0.50)	(0.26)
Discontinued operations	1.24	0.09	0.41	0.02	0.37
Distributions paid per common share	$0.69	$0.68	$0.68	$0.68	$0.68
Distributions paid per common share - special	$0.20	$—	$—	$—	$—
Weighted average common shares outstanding	345,057	335,777	322,133	267,900	252,694
Weighted average common shares and potential dilutive securities	352,197	340,446	326,712	267,900	259,598
Balance Sheet Data (at December 31):
Total Assets	$6,917,113	$7,754,839	$7,752,614	$7,560,101	$7,004,437
Total Debt	3,341,739	4,412,639	4,254,376	4,446,170	3,809,589
Total Preferred Equity	—	—	447,683	625,638	793,910
Total Shareholders' Equity	3,181,932	2,860,325	3,013,243	2,591,414	2,714,686
Total Common Shares Outstanding	345,285	344,112	326,399	279,423	252,927
Other Data:
Funds from Operations attributable to common shareholders (1)	$300,816	$363,111	$347,041	$265,204	$274,616

Partnership
Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$0.53	$0.51	$0.06	$(0.50)	$(0.26)
Discontinued operations	1.24	0.09	0.41	0.02	0.37
Diluted income (loss) per Common Unit:
Continuing operations	0.53	0.51	0.06	(0.50)	(0.26)
Discontinued operations	1.24	0.09	0.41	0.02	0.37
Distributions paid per Common Unit	$0.69	$0.68	$0.68	$0.68	$0.68
Distributions paid per Common Unit - special	$0.20	$—	$—	$—	$—
Weighted average Common Units outstanding	348,639	340,085	326,525	272,729	259,598
Weighted average Common Units and potential dilutive securities	352,197	340,446	326,712	272,729	259,598
Balance Sheet Data (at December 31):
Total Assets	$6,917,113	$7,754,839	$7,752,614	$7,560,101	$7,003,982
Total Debt	3,341,739	4,412,639	4,254,376	4,446,170	3,809,589
Total Preferred Equity	—	—	447,683	625,638	793,910
Total Partners' Equity	3,201,964	2,877,434	3,037,330	2,616,803	2,775,037
Total Common Units Outstanding	348,772	347,828	330,786	283,842	259,872
Other Data:
Funds from Operations attributable to common unitholders (1)	$303,955	$367,768	$351,780	$269,985	$282,119
(1) Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definitions and a complete reconciliation of FFO and Core FFO to net earnings for the most recent three years under the caption "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." NAREIT-defined reconciling items between net income and FFO totaled $391,349 and $243,200 for the General Partner, and $398,403 and $249,844 for the Partnership, in 2012 and 2011, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of bulk distribution and medical office real estate.
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
At December 31, 2015, we:

•
Owned or jointly controlled 587 industrial, medical office and office properties, of which 559 properties totaling 134.7 million square feet were in service and 28 properties totaling 7.8 million square feet were under development. The 559 in-service properties were comprised of 489 consolidated properties totaling 115.6 million square feet and 70 jointly controlled properties totaling 19.1 million square feet. The 28 properties under development consisted of 25 consolidated properties with 5.9 million square feet and three jointly controlled properties with 1.9 million square feet.

•
Owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,200 acres of land and controlled an additional 1,600 acres through purchase options.

A key component of our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets, to continue to increase our investment in on-campus or hospital affiliated medical office properties and to ultimately dispose of our remaining suburban office properties. Based on in-place net operating income, the Company's overall portfolio was comprised of 73% industrial, 19% medical office and 8% suburban office at December 31, 2015 and 63% industrial, 15% medical office and 22% suburban office at December 31, 2014.
We have four reportable operating segments at December 31, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. The operations of our industrial, medical office and office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Although our office real estate investment segment did not meet the quantitative thresholds for separate presentation as a reportable segment for the year ended December 31, 2015, we have elected to continue to separately report it when considering that it was significant during the years ended December 31, 2013 and 2014.
The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as FFO through (i) maintaining and increasing property occupancy and rental rates, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in certain circumstances, speculative development projects; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties; (ii) managing our medical office portfolio nationally to focus on hospital system relationships in order to take advantage of demographic trends; (iii) increasing our investment in markets we believe provide the best potential for future rental growth; (iv) further reducing and ultimately disposing of our investment in suburban office properties; and (v) monetizing our land inventory through new development activity as well as sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining investment grade ratings from our credit rating agencies with the ultimate goal of further improving the key metrics that formulate our credit ratings.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or can be used to reduce leverage and otherwise manage our capital structure.
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be in a very strong position to be opportunistic in our investment opportunities on a self-funding basis.
Year in Review
Overall, the economy generally performed in line with expectations, but with some periods of volatility throughout the year. For example, while GDP for the year approximated the estimate at the beginning of the year, it came in at a low 0.6% for the first quarter. Also, the 10 year Treasury rate only fluctuated from the mid 2.0% range down to 1.9%. Under these conditions we were able to execute our asset and capital strategies and had a successful 2015 by all accounts.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2015, was $615.3 million, or $1.77 per share (diluted), compared to net income of $204.9 million, or $0.60 per share (diluted) for the year ended December 31, 2014. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2015, was $621.7 million, or $1.77 per unit (diluted), compared to net income of $207.5 million, or $0.60 per unit (diluted) for the year ended December 31, 2014. The increase in net income in 2015 for the General Partner and the Partnership, when compared to 2014, was primarily the result of significant gains on property sales recognized during 2015.
FFO attributable to common shareholders of the General Partner totaled $300.8 million for the year ended December 31, 2015, compared to $363.1 million for 2014. FFO attributable to common unitholders of the Partnership totaled $304.0 million for the year ended December 31, 2015, compared to $367.8 million for 2014. The decrease to FFO was largely driven by lower revenues as the result of owning fewer properties because of property dispositions executed throughout 2015 and costs incurred related to the early-repayment of debt, partially offset by lower interest expense and the elimination of dividends on preferred shares in 2015 as well as improved operational performance.

The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Net income (loss) attributable to common shareholders of the General Partner	$615,310	$204,893	$153,044
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	6,404	2,627	2,094
Net income (loss) attributable to common unitholders of the Partnership	621,714	207,520	155,138
Adjustments:
Depreciation and amortization	320,846	384,617	409,050
Impairment charges - depreciable property	3,406	15,406	—
Company share of joint venture depreciation and amortization	27,247	28,227	31,220
Earnings from depreciable property sales—wholly owned	(654,594)	(185,478)	(192,421)
Income tax expense triggered by depreciable property sales	(753)	2,125	—
Earnings from depreciable property sales—share of joint venture	(13,911)	(84,649)	(51,207)
Funds From Operations attributable to common unitholders of the Partnership	$303,955	$367,768	$351,780
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(6,404)	(2,627)	(2,094)
Noncontrolling interest share of adjustments	3,265	(2,030)	(2,645)
Funds From Operations attributable to common shareholders of the General Partner	$300,816	$363,111	$347,041
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon FFO, which is a non-GAAP industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Taxes associated with sales of previously depreciated real estate assets are also excluded from FFO as defined by NAREIT. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

In accordance with our strategic plan, we continued to reduce our investment in suburban office properties while using these proceeds to reduce leverage and to increase our investment in high quality industrial and medical office properties. Additionally, we continued to experience improved operational metrics during 2015, which we believe validate our strategy. Highlights of our 2015 strategic and operational activities are as follows:

•
We generated $1.68 billion of total net cash proceeds from the disposition of 153 consolidated buildings and 502 acres of wholly-owned undeveloped land. These proceeds included a suburban office portfolio sale (the "Suburban Office Portfolio Sale"), which closed on April 1, 2015 and included all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. A portion of the purchase price for the Suburban Office Portfolio Sale was financed through a $200.0 million first mortgage on certain of the properties in the Suburban Office Portfolio that we provided to the seller, and which is expected to be repaid in 2016.

•
We started new development projects with expected total costs of $684.1 million during 2015, which included $130.7 million of expected total costs for three development projects started within unconsolidated joint ventures. The development projects started in 2015 were mostly composed of new industrial projects and were, in aggregate, 54.7% pre-leased.

•
During 2015, we placed 24 newly completed wholly-owned development projects in service, across all product types, which totaled 5.4 million square feet with total costs of $381.5 million. These properties were 83.6% leased at December 31, 2015.

•
The total estimated cost of our consolidated properties under construction at December 31, 2015 totaled $599.8 million, with $296.3 million of such costs already incurred. The total estimated cost for jointly controlled properties under construction was $130.7 million at December 31, 2015, with $46.3 million of costs already incurred. The consolidated properties under construction are 48% pre-leased, while the jointly controlled properties under construction are 88% pre-leased.

•
Same property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures" grew by 4.7% for the twelve months ended December 31, 2015, as compared to the same period in 2014.

•	The percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 95.2% at December 31, 2014 to 96.5% at December 31, 2015.

•
Total leasing activity for our consolidated properties totaled 19.4 million square feet in 2015 compared to 21.4 million square feet in 2014. The decrease in total leasing activity in 2015 was largely the result of the high occupancy level that we had already achieved at the beginning of the year.

•
Total leasing activity for our consolidated properties in 2015 included 9.0 million square feet of renewals, which represented a 75.7% retention rate on a square foot basis, and resulted in a 12.8% increase in net effective rents.

We utilized a significant portion of the disposition proceeds to repay significant amounts of debt and to fund our development pipeline, which significantly improved our balance sheet and reduced leverage in 2015. Highlights of our key financing activities are as follows:

•
During 2015, we repaid six unsecured notes, totaling $831.2 million, which had a weighted average stated interest rate of 6.76% and a weighted average effective interest rate of 7.03%. These repayments included using a portion of the proceeds from the Suburban Office Portfolio Sale to execute a tender offer to repurchase notes having a face value of $424.9 million, for a cash payment of $500.0 million.

•	During 2015, we repaid 17 secured loans, totaling $231.2 million, which had a weighted average stated interest rate of 5.41%.
Supplemental Performance Measures

In addition to FFO we use (i) Property Level Net Operating Income - Cash Basis ("PNOI") and (ii) Same Property Net Operating Income - Cash Basis ("SPNOI") as supplemental non-GAAP performance measures. Management believes that the use of PNOI and SPNOI combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. The most comparable GAAP measure to PNOI and SPNOI is income from continuing operations before income taxes.

PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for income from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.

Property Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items that are detailed in the table below. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than FFO.
PNOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs. We believe that PNOI is another useful supplemental performance measure, as it is an input in many REIT valuation models and it provides a means by which to evaluate the performance of the properties within our Rental Operations segments.
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI from continuing operations was calculated as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Rental and related revenue from continuing operations - Rental Operations segments	$808,576	$816,210	$756,600
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(227,991)	(244,729)	(227,949)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(20,669)	(19,412)	(11,443)
Revenues related to lease buyouts	(1,567)	(5,246)	(11,151)
Amortization of lease concessions and above and below market rents	3,258	4,789	8,115
Intercompany rents and other adjusting items	2,044	4,219	3,009
PNOI, continuing operations	$563,651	$555,831	$517,181
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report.
Same Property Net Operating Income - Cash Basis ("SPNOI")
We also evaluate the performance of our properties, including our share of properties we jointly control, on a "same property" basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.
On an individual property basis, SPNOI is computed in a consistent manner as PNOI.
We have defined our same property portfolio, for the three and twelve months ended December 31, 2015, as those properties that have been owned and in operation throughout the twenty-four months ended December 31, 2015. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended December 31, 2015, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2015	2014	Change	2015	2014	Change
SPNOI	$120,853	$117,223	3.1%	$476,103	$454,911	4.7%
Less share of SPNOI from unconsolidated joint ventures	(7,136)	(6,768)		(28,008)	(26,646)
PNOI excluded from the same property population	24,364	18,052		87,585	59,115
Earnings from Service Operations	2,332	3,054		14,197	24,469
Rental Operations revenues and expenses excluded from PNOI	5,473	17,887		44,905	84,101
Non-Segment Items	(128,611)	(144,138)		(409,505)	(381,204)
Income (loss) from continuing operations before income taxes	$17,275	$5,310		$185,277	$214,746
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report.

We believe the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2015	2014	2015	2014
Number of properties	489	489	489	489
Square feet (in thousands) (1)	102,976	102,976	102,976	102,976
Average commencement occupancy percentage (2)	96.7%	96.2%	96.4%	94.8%
Average rental rate - cash basis (3)	$5.05	$5.00	$5.01	$4.96
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.4 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 16.0 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2015 and 2014 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2015 or 2014 its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties at

December 31, 2015 and 2014:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	106,828	108,701	92.4%	85.6%	96.9%	96.2%	$4.06	$3.97
Medical Office	5,209	5,080	4.5%	4.0%	95.3%	94.0%	$23.36	$23.23
Office	3,551	12,900	3.1%	10.1%	86.3%	88.3%	$13.61	$13.24
Other	—	348	—%	0.3%	—%	85.6%	—	$19.89
Total Consolidated	115,588	127,029	100.0%	100.0%	96.5%	95.2%	$5.19	$5.64

Unconsolidated Joint Ventures	19,145	19,841			93.2%	96.0%	$5.83	$6.52
Total Including Unconsolidated Joint Ventures	134,733	146,870			96.0%	95.3%	$5.79	$6.32

* Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
** Represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

The increase in occupancy at December 31, 2015, when compared to December 31, 2014, was driven by new leasing activity as well as through renewing 75.7% of our expiring leases in 2015.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, for the year ended December 31, 2015, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2014	6,041	797	6,838
Completed Development	1,728	937	2,665
Dispositions	(1,593)	(247)	(1,840)
Expirations	5,988	248	6,236
Early lease terminations	1,489	165	1,654
Property structural changes/other	2	—	2
Leasing of previously vacant space	(9,640)	(590)	(10,230)
Vacant square feet at December 31, 2015	4,015	1,310	5,325

Total Leasing Activity
The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated and unconsolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
New Leasing Activity - First Generation	5,201	4,964
New Leasing Activity - Second Generation	5,243	8,545
Renewal Leasing Activity	9,005	7,904
Total Consolidated Leasing Activity	19,449	21,413
Unconsolidated Joint Venture Leasing Activity	2,964	3,101
Total Including Unconsolidated Joint Venture Leasing Activity	22,413	24,514
Our renewal rate for consolidated properties increased by over 10% in 2015 compared to 2014. The increased renewal activity, as well as starting the year at over 95% occupancy, resulted in a reduction to second generation leasing activity compared to 2014.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the years ended December 31, 2015 and 2014 (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	4,986	7,510	5.4	7.0	$2.78	$2.39	$1.68	$1.75
Medical Office	41	48	6.5	6.9	$5.22	$27.05	$5.34	$8.54
Office	216	987	6.1	6.0	$14.21	$17.31	$6.59	$6.48
Total Consolidated	5,243	8,545	5.5	6.9	$3.27	$4.25	$1.91	$2.33
Unconsolidated Joint Ventures	515	731	5.2	4.7	$5.39	$1.97	$3.99	$1.56
Total Including Unconsolidated Joint Ventures	5,758	9,276	5.5	6.7	$3.46	$4.07	$2.09	$2.27
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the years ended December 31, 2015 and 2014 (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	8,591	6,849	76.2%	64.0%	5.9	4.4	13.4%	8.2%	$1.40	$0.59	$1.20	$0.94
Medical Office	163	86	85.8%	59.6%	9.5	4.7	12.3%	13.0%	$15.22	$2.46	$6.47	$4.41
Office	251	965	57.3%	76.2%	4.5	5.4	6.8%	8.6%	$5.73	$5.74	$3.44	$4.10
Other	—	4	—%	100.0%	—	2.5	—%	2.4%	$—	$—	$—	$3.26
Total Consolidated	9,005	7,904	75.7%	65.2%	5.9	4.5	12.8%	8.5%	$1.77	$1.24	$1.35	$1.36
Unconsolidated Joint Ventures	728	1,644	87.6%	72.8%	2.9	5.3	2.1%	10.0%	$1.12	$4.63	$0.97	$3.88
Total Including Unconsolidated Joint Ventures	9,733	9,548	76.5%	66.4%	5.7	4.7	11.8%	8.8%	$1.72	$1.83	$1.33	$1.80
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at December 31, 2015 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Office
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
2016	9,596	$39,857	223	9,140	$33,250	114	2,111	342	$4,496
2017	13,394	56,147	202	13,046	50,505	177	3,693	171	1,949
2018	11,858	58,274	217	10,994	42,506	387	9,758	477	6,010
2019	12,910	61,506	213	12,210	48,509	306	7,433	394	5,564
2020	12,189	62,085	189	11,634	51,904	415	8,604	140	1,577
2021	9,978	47,409	156	9,523	39,161	252	5,743	203	2,505
2022	9,865	44,204	95	9,470	36,274	333	7,001	62	929
2023	3,642	25,262	54	3,023	14,519	415	7,701	204	3,042
2024	7,128	36,304	47	6,644	27,777	126	3,262	358	5,265
2025	7,317	38,469	48	6,581	27,380	223	4,164	513	6,925
2026 and Thereafter	13,338	103,809	100	11,121	47,316	2,217	56,493	0	—
Total Leased	111,215	$573,326	1,544	103,386	$419,101	4,965	115,963	2,864	$38,262

Total Portfolio Square Feet	115,166			106,670		5,209		3,287
Percent Leased	96.6%			96.9%		95.3%		87.1%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Information on current market rents can be difficult to obtain, is highly subjective and is often not directly comparable between properties. As a result, we believe the increase or decrease in net effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions. Due to increased market prices and lower acquisition yields for the class and quality of assets that meet our investment criteria, we have shifted our near term focus from acquisitions to new development activities.
We acquired two properties during the year ended December 31, 2015 and five properties during the year ended December 31, 2014. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields by product type for these acquisitions (in thousands, except percentage data):

	2015 Acquisitions			2014 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$28,277	6.0%	100.0%	$118,488	6.2%	100.0%
Medical Office	—	—%	—%	12,523	7.2%	100.0%
Total	$28,277	6.0%	100.0%	$131,011	6.3%	100.0%

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
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 153 buildings during the year ended December 31, 2015 and 29 buildings during the year ended December 31, 2014. The following table summarizes the sales prices, in-place yields and percent leased by product type of these buildings (in thousands, except percentage data):

	2015 Dispositions			2014 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$410,647	6.6%	93.5%	$70,807	4.9%	60.7%
Medical Office	20,400	6.8%	100.0%	57,400	6.5%	100.0%
Office	1,310,538	7.2%	85.5%	348,990	7.5%	89.3%
Other	40,250	9.0%	83.4%	—	—%	—%
Total	$1,781,835	7.1%	88.7%	$477,197	7.0%	76.8%

* In-place yields of dispositions are calculated as annualized net operating income from space leased to tenants at the date of sale on a lease-up basis, including full rent from all executed leases, even if currently in a free rent period, divided by the sales price. Annualized net operating income is comprised of base rental payments, excluding reimbursement of operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.
Development
Another source of our earnings growth is our wholly-owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased.
We had 7.8 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $730.5 million at December 31, 2015, compared to 6.3 million square feet of properties under development with total estimated costs of $525.5 million at December 31, 2014. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2015 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	5,894	48%	$599,828	$296,255	$303,573
Joint venture properties	1,949	88%	130,721	46,315	84,406
Total	7,843	58%	$730,549	$342,570	$387,979
We directly own 2,312 acres of undeveloped land, of which we currently intend to develop approximately 1,564 acres. We believe that the land we intend to develop can support approximately 26.2 million square feet of primarily industrial developments.
Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2015, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2015	2014	2013
Rental and related revenue from continuing operations	$816,065	$822,351	$762,164
General contractor and service fee revenue	133,367	224,500	206,596
Operating income	448,396	411,068	267,235
General Partner
Net income attributable to common shareholders	$615,310	$204,893	$153,044
Weighted average common shares outstanding	345,057	335,777	322,133
Weighted average common shares and potential dilutive securities	352,197	340,446	326,712
Partnership
Net income attributable to common unitholders	$621,714	$207,520	$155,138
Weighted average Common Units outstanding	348,639	340,085	326,525
Weighted average Common Units and potential dilutive securities	352,197	340,446	326,712
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.53	$0.51	$0.06
Discontinued operations	$1.24	$0.09	$0.41
Diluted income per common share or Common Unit:
Continuing operations	$0.53	$0.51	$0.06
Discontinued operations	$1.24	$0.09	$0.41
Number of in-service consolidated properties at end of year	489	621	623
In-service consolidated square footage at end of year	115,588	127,029	123,960
Number of in-service joint venture properties at end of year	70	85	107
In-service joint venture square footage at end of year	19,145	19,841	22,518

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Rental and related revenue:
Industrial	$556,903	$529,144
Medical Office	160,951	146,530
Office	90,722	131,722
Other	7,489	14,955
Total rental and related revenue from continuing operations	$816,065	$822,351
Rental and related revenue from discontinued operations	32,549	120,884
Total rental and related revenue from continuing and discontinued operations	$848,614	$943,235
The primary reason for the decrease in rental and related revenue from continuing operations was:

•
The sale of 108 properties since January 1, 2014, which did not meet the criteria for inclusion within discontinued operations, resulted in a $77.1 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2015 when compared to 2014.

This decrease was substantially offset by the following factors:

•
We acquired seven properties, of which six were industrial and one was medical office, and placed 46 developments in service from January 1, 2014 to December 31, 2015. These acquisitions and developments provided combined incremental revenues of $48.2 million in the year ended December 31, 2015 when compared to 2014.

•	Average commencement occupancy in our same property portfolio increased by 1.6% in the year ended December 31, 2015 when compared to 2014.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Rental expenses:
Industrial	$55,088	$55,710
Medical Office	32,955	31,649
Office	28,758	42,515
Other	8,865	6,404
Total rental expenses from continuing operations	$125,666	$136,278
Rental expenses from discontinued operations	9,063	33,256
Total rental expenses from continuing and discontinued operations	$134,729	$169,534
Real estate taxes:
Industrial	$83,806	$80,062
Medical Office	17,663	15,772
Office	9,721	16,207
Other	1,689	2,972
Total real estate tax expense from continuing operations	$112,879	$115,013
Real estate tax expense from discontinued operations	3,435	13,867
Total real estate tax expense from continuing and discontinued operations	$116,314	$128,880
Overall, rental expenses from continuing operations decreased by $10.6 million in 2015 compared to 2014. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions, developments placed in service and the impact of increased occupancy.
Real estate taxes from continuing operations decreased by $2.1 million in 2015 compared to 2014. The decrease to real estate taxes was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions, developments placed in service and the impact of increased tax assessments among our existing base of properties.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Service Operations:
General contractor and service fee revenue	$133,367	$224,500
General contractor and other services expenses	(119,170)	(200,031)
Total	$14,197	$24,469
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
The decrease in our earnings from Service Operations in 2015, as compared to 2014, was driven by lower overall third-party construction volume as well as two third-party construction projects with higher than normal profit margins during 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased from $346.3 million in 2014 to $317.3 million in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings decreased from $94.3 million in 2014 to a loss of $3.3 million in 2015 as the result of significant property sales within unconsolidated joint ventures during 2014 and the impairment of our investments in certain joint ventures recognized during 2015.
In 2015, we determined that an other than temporary reduction in value had taken place for three of our investments in unconsolidated joint ventures, resulting in impairment charges totaling $30.0 million, while our share of gains on sales of properties by unconsolidated joint ventures during 2015 totaled $13.9 million.
The most significant of the impairment charges recognized in 2015 pertained to our investment in an unconsolidated joint venture (the "Linden joint venture") whose sole asset is undeveloped retail land. The Linden joint venture has not been able to proceed with development of its land as the result of a series of zoning and use-related legal challenges. During the three months ended December 31, 2015, we changed our strategy such that we now intend to monetize our investment in the joint venture rather than holding for development and continuing to attempt to resolve the legal challenges. As the result of this change in strategy, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to write our investment in the Linden joint venture to its fair value.
Our share of the gains on sale of properties by unconsolidated joint ventures during 2014 totaled $84.6 million. The most significant sale by our unconsolidated joint ventures during 2014 was of an office tower in Atlanta, Georgia, for which our share of the gain on sale totaled $58.6 million.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), which will result in fewer real estate sales being classified within discontinued operations. We sold 91 properties during 2015 that are classified in continuing operations, recognizing total gains on sale of $229.7 million.
We sold 17 properties during 2014 that were classified in continuing operations, recognizing total gains on sale of $162.7 million.
Gain on Sale of Land
Gain on sale of land increased from $10.4 million in 2014 to $35.1 million in 2015. We sold 502 acres of undeveloped land in 2015 compared to 174 acres of land in 2014.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. In 2015, we recognized impairment charges of $22.9 million compared to $49.1 million in 2014.
We recognized impairment charges in both 2014 and 2015 as the result of changes in the intended use for certain of our investments in undeveloped land, where we determined it likely that a near term sale would be executed as opposed to holding the land for development. We recognized impairment charges of $19.5 million, related to 139 acres of land, during 2015 and $33.7 million, related to 442 acres of land, during 2014.
As the result of changes in strategy, where we determined we would execute a sale within the relatively near future as opposed to holding for long-term investment, we also recognized impairment charges of $3.4 million related to two buildings in 2015 and $15.4 million related to six buildings in 2014.

General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary, in order to control overall general and administrative expense.
General and administrative expenses increased from $49.4 million in 2014 to $58.6 million in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses from 2014 to 2015 (in millions):

General and administrative expenses - 2014	$49.4
Decrease to overall pool of overhead costs (1)	(18.0)
Overhead restructuring charges (2)	7.4
Decreased absorption of costs by wholly-owned development and leasing activities (3)	7.2
Decreased allocation of costs to Service Operations and Rental Operations (4)	12.6
General and administrative expenses - 2015	$58.6

(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the Suburban Office Portfolio Sale in early April 2015.

(2) We recognized approximately $7.4 million of overhead restructuring charges, primarily related to severance costs, during 2015, related to the workforce reductions that took place during the year.

(3) We capitalized $21.7 million and $23.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2015, compared to capitalizing $23.9 million and $28.8 million of such costs, respectively, for 2014. The lower level of overhead costs capitalized to leasing and development activities was largely the result of owning fewer properties due to the significant property dispositions executed during 2015. Combined overhead costs capitalized to leasing and development totaled 29.0% and 31.4% of our overall pool of overhead costs for 2015 and 2014, respectively.

(4) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties through 2015 disposition activity.
Interest Expense
Interest expense allocable to continuing operations decreased from $196.2 million in 2014 to $173.6 million in 2015. The decrease was primarily due to the repayment of $1.11 billion of outstanding debt during 2015 as well as due to a lower overall weighted average cost of borrowing compared to 2014.
We capitalized $16.8 million of interest costs during 2015 compared to $17.6 million during 2014.
Debt Extinguishment
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016. In April 2015, we completed a tender offer in which we repurchased $424.9 million of our outstanding unsecured notes. We also repaid certain secured loans prior to their scheduled maturity dates during 2015. We recognized a total loss on debt extinguishment of $85.7 million from these transactions during the year ended December 31, 2015, compared to $283,000 during 2014, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.

Acquisition-Related Activity
Acquisition-related activity increased from an expense of $1.1 million during the year ended December 31, 2014 to an expense of $8.5 million during the year ended December 31, 2015. Substantially all of the activity in 2015 was driven by an increase to the estimated fair value of contingent consideration that relates to a previous period's acquisition.
Discontinued Operations
With the exception of the 61 properties sold as part of the Suburban Office Portfolio Sale, all properties included in discontinued operations were classified as such prior to the adoption of ASU 2014-08. Subject to the criteria that was applicable prior to our adoption of ASU 2014-08, the results of operations for most properties that were sold to unrelated parties, or classified as held-for-sale, were required to be classified as discontinued operations. The property-specific components of earnings that were classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of those properties.
The operations of 99 buildings are currently classified as discontinued operations for the periods presented in the Consolidated Statements of Operations and Comprehensive Income. These 99 buildings consist of 68 office, 22 industrial and eight medical office properties and one retail property. As a result, we classified operating income before gain on sales of $10.9 million, $11.1 million and $3.8 million in discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Of these properties, 62 properties were sold during 2015, 12 properties were sold during 2014 and 25 properties were sold during 2013. The gains on disposal of these properties, totaling $421.7 million, $19.8 million and $133.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, are also reported in discontinued operations. There were no properties classified as held-for-sale and included in discontinued operations at December 31, 2015.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Rental and related revenue:
Industrial	$529,144	$479,147
Medical Office	146,530	127,475
Office	131,722	142,772
Other	14,955	12,770
Total rental and related revenue from continuing operations	$822,351	$762,164
Rental and related revenue from discontinued operations	120,884	159,096
Total rental and related revenue from continuing and discontinued operations	$943,235	$921,260
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 22 properties, of which 20 were industrial and 2 were medical office, and placed 35 developments in service from January 1, 2013 to December 31, 2014, which provided combined incremental revenues of $65.6 million in the year ended December 31, 2014 when compared to 2013.

•
Recoveries of rental expenses and real estate taxes within properties other than the acquisitions, developments and dispositions described above, increased by $16.6 million in the year ended December 31,

2014 compared to the year ended December 31, 2013. These increased recoveries were driven by higher recoverable rental expenses that were attributable to a significant increase in recoverable snow removal and utility costs resulting from the extreme winter conditions in the first quarter of 2014, as well as due to increased recoverable real estate tax expense that was largely the result of increased tax rates and assessments across certain of our markets.

•
Increased occupancy and rental rates within our same property portfolio, as shown previously under "Supplemental Performance Measures", was the primary reason for the remaining overall increase in rental and related revenue from continuing operations.

This increase was substantially offset by the following factors:

•
The sale of 30 properties that did not meet the criteria for inclusion within discontinued operations, since January 1, 2013, resulted in a $35.0 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2014 when compared to 2013.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations was also partially offset by a $5.2 million decrease in lease termination fees included in continuing operations in the year ended December 31, 2014 when compared to 2013.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Rental expenses:
Industrial	$55,710	$48,590
Medical Office	31,649	30,455
Office	42,515	44,259
Other	6,404	4,380
Total rental expenses from continuing operations	$136,278	$127,684
Rental expenses from discontinued operations	33,256	43,373
Total rental expenses from continuing and discontinued operations	$169,534	$171,057
Real estate taxes:
Industrial	$80,062	$73,426
Medical Office	15,772	11,725
Office	16,207	16,922
Other	2,972	2,727
Total real estate tax expense from continuing operations	$115,013	$104,800
Real estate tax expense from discontinued operations	13,867	18,675
Total real estate tax expense from continuing and discontinued operations	$128,880	$123,475
Rental expenses from continuing operations increased by $8.6 million in 2014 compared to 2013. The increase was primarily the result of an increase in snow removal and utility costs due to the extreme winter conditions experienced in the first quarter of 2014. Decreased rental expenses resulting from the 30 properties that were sold since January 1, 2013, but did not meet the criteria to be included in discontinued operations, were offset by the 22 properties acquired and the 35 developments placed in service since January 1, 2013.
Real estate taxes from continuing operations increased by $10.2 million in 2014 compared to 2013. This increase was primarily due to the 22 properties acquired and the 35 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $7.7 million. Sales of properties not included in discontinued operations resulted in a $2.9 million decrease to real estate tax expense, which partially offset the impact of acquisitions and developments. Higher real estate tax expense, which was largely the result of increased tax rates and assessments across certain of our markets, additionally contributed to the overall increase in real estate taxes from continuing operations.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Service Operations:
General contractor and service fee revenue	$224,500	$206,596
General contractor and other services expenses	(200,031)	(183,833)
Total	$24,469	$22,763
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
The increase in our earnings from Service Operations in 2014, as compared to 2013, was driven in part by two third-party construction projects with higher than normal profit margins during 2014.
Depreciation and Amortization Expense

Depreciation and amortization expense decreased from $353.5 million in 2013 to $346.3 million in 2014, primarily due to shorter-lived assets from previous periods' acquisitions becoming fully depreciated. The impact of these assets becoming fully depreciated was partially offset by increased depreciation from new developments being placed in service.

Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings increased from $54.1 million in 2013 to $94.3 million in 2014. The increase was largely due to sales of properties by five of our unconsolidated joint ventures in 2014, for which our share of the gains on sale totaled $84.6 million. The most significant sale by our unconsolidated joint ventures during 2014 was of an office tower in Atlanta, Georgia, for which our share of the gain on sale totaled $58.6 million.
Our share of the gains on property sales from unconsolidated joint ventures totaled $51.2 million in 2013.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted ASU 2014-08, which will result in fewer real estate sales being classified within discontinued operations. We sold 17 properties during 2014 that are classified in continuing operations, recognizing total gains on sale of $162.7 million. The property sales during 2014 consisted of 11 office properties, five industrial properties and one medical office property. The one medical office property was sold prior to the adoption of ASU 2014-08, but was excluded from discontinued operations due to the fact that we retained continuing involvement after the sale through a property management agreement.
We sold 13 properties during 2013 that were classified in continuing operations, recognizing total gains on sale of $59.2 million. Because we maintained varying forms of continuing involvement after the sale, either through retained management agreements or a continuing equity ownership interest, these properties did not meet the criteria for inclusion in discontinued operations.

Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. In 2014, we recognized impairment charges of $49.1 million compared to $3.8 million in 2013. As the result of an analysis that triggered changes in our intended use for a portion of our undeveloped land inventory, we recognized impairment charges of $33.7 million related to 442 acres of land in late 2014. Additionally, we recognized impairment charges of $15.4 million related to six buildings that we intend to sell in the relatively near term.
In 2013, we recognized an impairment charge of $3.8 million related to 30 acres of land that was sold in early July 2013 at a price of $22.2 million. This sale was the result of an unsolicited offer and we had not previously identified or actively marketed this land for disposition.
General and Administrative Expenses
General and administrative expenses increased from $42.7 million in 2013 to $49.4 million in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses from 2013 to 2014 (in millions):

General and administrative expenses - 2013	$42.7
Increase to overall pool of overhead costs	4.1
Decreased absorption of costs by wholly-owned development and leasing activities (1)	5.6
Increased allocation of costs to Service Operations and Rental Operations (2)	(3.0)
General and administrative expenses - 2014	$49.4

(1) We capitalized $23.9 million and $28.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2014, compared to capitalizing $31.3 million and $27.1 million of such costs, respectively, for 2013. Combined overhead costs capitalized to leasing and development totaled 31.4% and 35.7% of our overall pool of overhead costs for 2014 and 2013, respectively.
(2) The increase in the allocation of overhead costs to Service Operations and Rental Operations resulted from a higher volume of third-party construction projects compared to 2013.
Interest Expense
Interest expense allocable to continuing operations decreased from $202.2 million in 2013 to $196.2 million in 2014. We allocated $37.6 million of interest expense to discontinued operations in 2013 associated with properties that were disposed of during 2013 and classified in discontinued operations, compared to the allocation of $24.3 million of interest expense to discontinued operations in 2014. The overall decrease to interest cost was driven by carrying lower average borrowings at a lower weighted average cost of borrowing during 2014.
We capitalized $17.6 million of interest costs during 2014 compared to $16.8 million during 2013.
Loss on Debt Extinguishment
During 2013, we redeemed $250.0 million in unsecured notes that had a scheduled maturity in August of 2014. We recognized a net loss on the extinguishment of these notes, totaling $9.4 million, which was comprised of a make-whole payment to the bondholders of $8.1 million as well as the write-off of unamortized deferred financing costs.
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions, and are therefore continually evaluated based upon available information and experience. Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies. Our management has assessed the accounting policies used in the preparation of our financial statements and discussed them with our Audit Committee and independent auditors. The following accounting policies are considered critical based upon materiality to the financial statements, degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:

Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is considered a variable interest entity ("VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner's substantive participating rights to determine if the venture should be consolidated.
We have equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.
To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of the joint venture. We recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner's interest, to the extent the economic substance of the transaction is a sale.
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.
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
We also capitalize direct and indirect costs, including interest costs, on vacant space during extended lease-up periods, after construction of the building shell has been completed, if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized.
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
The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions. We primarily utilize the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset's undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.
To the extent applicable marketplace data is available, we generally use the market approach in estimating the fair value of undeveloped land that is determined to be impaired.
Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.
Acquisition of Real Estate Property and Related Assets: We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods.
The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.

•
The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical lease up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease.

We record assets acquired in step acquisitions at their full fair value and record a gain or loss for the difference between the fair value and the carrying value of our existing equity interest. Additionally, contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
Construction Contracts: We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is recognized based upon our estimates of the percentage of completion of the construction contract. To the extent that a fixed-price contract is estimated to result in a loss, the loss is recorded immediately. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. This revenue recognition method involves inherent risks relating to profit and cost estimates with those risks reduced through approval and monitoring processes.
With regard to critical accounting policies, management has discussed the following with the Audit Committee:

•	Criteria for identifying and selecting our critical accounting policies;

•	Methodology in applying our critical accounting policies; and

•	Impact of the critical accounting policies on our financial statements.
The Audit Committee has reviewed the critical accounting policies identified by management.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2015 we held $22.5 million of cash and we had $71.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2015 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2015
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$71,000
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion with the interest rate on borrowings of LIBOR plus 1.05% (equal to 1.41% for borrowings at December 31, 2015) and a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2015, we were in compliance with all covenants under this line of credit.
At December 31, 2015, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. During the twelve months ended December 31, 2015, the General Partner issued 233,000 common shares pursuant to its at the market offering program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.5 million. The General Partner has a capacity of $126.3 million remaining under its current at the market equity program.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at December 31, 2015.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties. Sales of land and depreciated property provided $1.68 billion in net proceeds in 2015, compared to $493.2 million in 2014 and $740.0 million in 2013. We also hold a $200.0 million first mortgage that we provided to the seller for certain of the properties in the Suburban Office Portfolio, and which is expected to be repaid in 2016.

Transactions with Unconsolidated Entities
Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated entities, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all, or a portion of the proceeds from such transactions. During 2015, we received sale and financing distributions of $69.0 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial properties while reducing our investment concentration in suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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
Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant, but serve to improve integral components of our real estate properties, are also second generation expenditures.
One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following table summarizes our second generation capital expenditures by type of expenditure as well as our capital expenditures related to the development of new real estate investments (in thousands):

	2015	2014	2013
Second generation tenant improvements	$28,681	$51,699	$39,892
Second generation leasing costs	24,471	37,898	38,617
Building improvements	8,748	9,224	13,289
Total second generation capital expenditures	$61,900	$98,821	$91,798
Development of real estate investments	$370,466	$446,722	$427,355
Other deferred leasing costs	$30,790	$31,503	$35,376

Second generation capital expenditures were significantly lower during 2015, compared to 2014, as the result of owning fewer properties due to the significant number of office property dispositions during 2015. Second generation tenant improvements increased in 2014, compared to 2013, in connection with a 1.5 million square foot increase in second generation leasing volume, which was correlated with our overall increase in lease up percentage, in our consolidated properties over 2013.

The decrease in capital expenditures for the development of real estate investments, from $446.7 million in 2014 to $370.5 million in 2015, was due to expenditures from a significant amount of new development projects started in the fourth quarter of 2013 trailing into 2014. We had wholly owned properties under development with an expected cost of $599.8 million at December 31, 2015, compared to projects with an expected cost of $470.2 million and $572.6 million at December 31, 2014 and 2013, respectively.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $21.7 million, $23.9 million and $31.3 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2015, 2014 and 2013, respectively. We capitalized $23.8 million, $28.8 million and $27.1 million of overhead costs related to development activities, including construction, development and tenant improvement projects on first and second generation space, during the years ended December 31, 2015, 2014 and 2013, respectively. Combined overhead costs capitalized to leasing and development totaled 29.0%, 31.4% and 35.7% of our overall pool of overhead costs at December 31, 2015, 2014 and 2013, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the comparison sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the capitalization of overhead costs discussed above, we also capitalized $16.8 million, $17.6 million and $16.8 million of interest costs related to the development of new real estate investments in the years ended December 31, 2015, 2014 and 2013, respectively.
Dividends and Distributions
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.69, $0.68 and $0.68 per common share or Common Unit for the years ended December 31, 2015, 2014 and 2013, respectively. We also paid a one-time special dividend of $0.20 in December of 2015 as a result of the significant taxable gains on asset sales completed in 2015.
We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements to maintain the General Partner's REIT status, and additional amounts as determined by the General Partner's board of directors. Distributions are declared at the discretion of the General Partner's board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner's board of directors deems relevant.
Debt Maturities
Debt outstanding at December 31, 2015 had a face value totaling $3.3 billion with a weighted average interest rate of 4.98% and with maturity dates ranging between 2016 and 2028. Of this total amount, we had $2.5 billion of unsecured debt, $739.2 million of secured debt and $71.0 million outstanding on the Partnership's unsecured line of credit at December 31, 2015. We made scheduled and unscheduled principal payments of $1.11 billion on outstanding debt during the year ended December 31, 2015.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2015 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2016	$10,827	$346,210	$357,037	5.91%
2017	9,260	341,035	350,295	5.93%
2018	7,768	285,611	293,379	6.08%
2019	6,936	718,976	725,912	5.01%
2020	5,381	128,660	134,041	6.71%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.43%
2026	2,029	—	2,029	6.09%
Thereafter	358	50,000	50,358	7.29%
	$61,377	$3,279,539	$3,340,916	4.98%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity.
In March 2015, the Partnership commenced a tender offer (the "Tender Offer") to purchase, for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million, certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund this Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchase was completed on April 3, 2015.
In May 2015, we repurchased unsecured notes with a face value of $6.3 million, for a cash payment of $7.1 million. These notes had a stated interest rate of 6.50% and an effective rate of 6.08%.

In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016, for a cash payment of $152.6 million. These notes had a stated interest rate of 5.50% and an effective rate of 6.72%.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.
Historical Cash Flows
Cash and cash equivalents were $22.5 million, $17.9 million and $19.3 million at December 31, 2015, 2014, and 2013, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2015	2014	2013
General Partner
Net Cash Provided by Operating Activities	$379,381	$444,487	$435,676
Net Cash Provided by (Used for) Investing Activities	1,121,299	(207,031)	(319,382)
Net Cash Used for Financing Activities	(1,496,069)	(238,809)	(130,908)

Partnership
Net Cash Provided by Operating Activities	$379,201	$444,423	$435,753
Net Cash Provided by (Used for) Investing Activities	1,121,299	(207,031)	(319,382)
Net Cash Used for Financing Activities	(1,495,889)	(238,745)	(130,985)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows.
The decrease in cash flows from operations in 2015 was due to lower cash flows from our Rental Operations as the result of owning fewer properties due to the major dispositions completed throughout 2015 and the latter part of 2014. This reduction to operating cash flows from Rental Operations was partially offset by lower interest costs that resulted from using the proceeds from property dispositions to pay down significant amounts of debt in 2015.
Increased cash flow from our Rental Operations contributed to the increase in overall cash provided from operating activities in 2014, compared to 2013, due to carrying a larger overall base of real estate properties, improved operating performance in our real estate properties as well as paying less cash for interest. These increases to cash flows from Rental Operations were partially offset by lower cash flows from third party construction activities, which were due to the timing of cash payments and receipts, and increased cash paid for income taxes.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•	We paid cash of $68.7 million, $193.4 million and $522.2 million, respectively, for real estate and undeveloped land acquisitions during 2015, 2014 and 2013, respectively.

•	Sales of land and depreciated property generated net proceeds of $1.68 billion, $493.2 million and $740.0 million during 2015, 2014 and 2013, respectively.

•
Second generation tenant improvements, leasing costs and building improvements totaled $61.9 million, $98.8 million and $91.8 million during 2015, 2014 and 2013, respectively. The decreased second generation capital expenditures are mainly the result of executing significant asset dispositions, primarily of office properties that generally have higher re-leasing costs than do industrial properties, in 2015.

•
We received capital distributions from unconsolidated companies as a result of the sale of properties or refinancing of $69.0 million, $91.8 million and $109.2 million during 2015, 2014 and 2013, respectively.

Financing Activities
The following items highlight significant capital transactions:

•	During 2015, we repaid six unsecured notes, totaling $831.2 million, for cash payments totaling $910.9 million. During 2013, we repaid three series of unsecured notes totaling $675.0 million.

•
During 2015, we repaid 17 secured loans for cash payments totaling $231.2 million, which included early repayment premiums of $4.2 million for five loans that were repaid prior to their scheduled maturity dates. During 2014, we repaid nine secured loans, totaling $99.3 million, and during 2013 we repaid twelve secured loans totaling $153.8 million.

•	We decreased net borrowings on the Partnership's line of credit by $35.0 million in 2015, increased net borrowings by $18.0 million in 2014 and decreased net borrowings by $197.0 million in 2013.

•	We paid regular cash dividends or distributions of $0.69, $0.68 and $0.68 per common share or per Common Unit in each of the years ended December 31, 2015, 2014 and 2013, respectively.

•
In December 2015, we paid a one-time special dividend of $0.20 per share or per unit that was declared in order to maintain our compliance with the requirements for a REIT. The one-time special dividend was paid as a result of the significant taxable gains on asset sales completed in 2015.

•
During 2015, the General Partner issued 233,000 shares of common stock for net proceeds of $4.5 million, compared to 16.4 million shares of common stock for net proceeds of $289.1 million in 2014 and 46.2 million shares of common stock in 2013 for net proceeds of $649.7 million.

•
During 2014, the General Partner redeemed or repurchased all of its remaining outstanding preferred stock for $446.6 million. Cash outflows for the redemption of preferred stock totaled $178.0 million in 2013.

•
In November 2014, we issued $300.0 million of unsecured notes, while throughout 2013, we issued two series of unsecured notes, totaling $500.0 million, and fully drew down on a term loan with an aggregate commitment of $250.0 million.

•
Changes in book drafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $11.1 million, $7.8 million and $12.4 million at December 31, 2015, 2014 and 2013, respectively.

Impact of Changes in Credit Ratings on Our Liquidity

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard & Poor's Ratings Group. Our senior unsecured notes have been assigned a rating of Baa2 by Moody's Investors Service. In addition, our senior unsecured notes have been assigned a rating of BBB by Standard & Poor's Ratings Group.

The ratings of our senior unsecured notes could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes and none of our outstanding interest rate swaps were significant to any period presented in this report.

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
Our investments in and advances to unconsolidated subsidiaries represents approximately 4% of our total assets for both December 31, 2015 and 2014. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2015 and 2014, respectively (in thousands, except percentage data):

	Joint Ventures
	2015	2014
Land, buildings and tenant improvements, net	$1,029,803	$1,251,470
Construction in progress	64,646	34,680
Undeveloped land	115,773	115,252
Other assets	144,337	168,653
	$1,354,559	$1,570,055
Indebtedness	$413,651	$639,810
Other liabilities	91,836	71,818
	505,487	711,628
Owners' equity	849,072	858,427
	$1,354,559	$1,570,055
Rental revenue	$160,543	$230,093
Gain on sale of properties	$23,696	$121,713
Net income	$60,772	$143,857
Total square feet	21,094	21,175
Percent leased*	92.71%	91.81%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships ("special purpose entities") that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations
At December 31, 2015, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$3,977,497	$519,828	$484,552	$407,259	$740,799	$198,600	$1,626,459
Line of credit (2)	81,579	3,458	3,448	3,448	71,225	—	—
Share of unconsolidated joint ventures' debt (3)	156,745	13,632	43,465	36,625	6,793	10,571	45,659
Ground leases	306,494	7,709	10,606	5,590	5,628	5,658	271,303
Development and construction backlog costs (4)	293,668	281,748	11,920	—	—	—	—
Other	12,715	3,660	3,622	3,012	1,638	261	522
Total Contractual Obligations	$4,828,698	$830,035	$557,613	$455,934	$826,083	$215,090	$1,943,943

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest payments for variable rate debt were calculated using the interest rates as of December 31, 2015.

(2)
Our unsecured line of credit consists of an operating line of credit that matures January 2019. Interest payments for our unsecured line of credit were calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2015.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2015, 2014 and 2013 we earned management fees of $6.8 million, $8.5 million and $9.0 million, leasing fees of $3.0 million, $3.4 million and $2.3 million and construction and development fees of $6.1 million, $5.8 million and $5.1 million, respectively, from these companies, prior to elimination of our ownership percentage. We recorded these fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies
The partnership has guaranteed the repayment of $34.0 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The partnership has guaranteed the repayment of secured and unsecured loans of two of our unconsolidated subsidiaries. At December 31, 2015, the maximum guarantee exposure for these loans was approximately $90.3 million.
We lease certain land positions with terms extending to August 2111, with a total future payment obligation of $306.5 million. The payments on these ground leases, which are classified as operating leases, are not material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $11.1 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet, as of December 31, 2015.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and we do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rates on one of our variable rate loans, and is not significant to our financial statements at December 31, 2015.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate secured debt	$354,367	$72,472	$4,783	$272,215	$3,583	$28,652	$736,072	$789,095
Weighted average interest rate	5.92%	5.89%	6.46%	7.63%	5.98%	5.92%	6.55%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,600	$3,100	$3,100
Weighted average interest rate	0.03%	0.03%	0.03%	0.03%	0.03%	0.03%	0.03%
Fixed rate unsecured debt	$2,370	$277,523	$288,296	$132,397	$130,158	$1,450,000	$2,280,744	$2,374,795
Weighted average interest rate	6.26%	5.95%	6.08%	8.33%	6.74%	4.11%	4.98%
Variable rate unsecured notes	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Rate at December 31, 2015	N/A	N/A	N/A	1.44%	N/A	N/A	1.44%
Unsecured line of credit	$—	$—	$—	$71,000	$—	$—	$71,000	$70,852
Rate at December 31, 2015	N/A	N/A	N/A	1.41%	N/A	N/A	1.41%
As the table incorporates only those exposures that existed at December 31, 2015, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2015, the face value of our unsecured debt was $2.5 billion and we estimated the fair value of that unsecured debt to be $2.6 billion. At December 31, 2014, the face value of our unsecured debt was $3.4 billion and our estimate of the fair value of that debt was $3.6 billion.

Item 8.  Financial Statements and Supplementary Data
The financial statements and supplementary data are included under Item 15 of this Report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There was no change or disagreement with our accountants related to our accounting and financial disclosures.
Item 9A.  Controls and Procedures
Controls and Procedures (General Partner)
We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer.
Attached as exhibits to this Report are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the disclosure controls and procedures evaluation referenced above, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.
Management's annual report on internal control over financial reporting and the audit report of our independent registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Controls and Procedures (Partnership)
We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including the General Partner's Chief Executive Officer and Chief Financial Officer.
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
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the General Partner's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the disclosure controls and procedures evaluation referenced above, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.
Management's annual report on internal control over financial reporting and the audit report of our independent registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner:
Dennis D. Oklak, age 62. Mr. Oklak retired from the position of Chief Executive Officer of the General Partner effective December 31, 2015. Mr. Oklak originally joined the General Partner in 1986.  He has held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner's Board of Directors in 2004. In 2005, Mr. Oklak was appointed Chairman of the General Partner's Board of Directors. Mr. Oklak is a member of the Board of Directors of Xenia Hotels & Resorts, Inc., a publicly traded REIT that invests primarily in premium, full service, lifestyle and urban upscale hotels, with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States. Mr. Oklak also serves on the Executive Board of the National Association of Real Estate Investment Trusts, or "NAREIT," and is a member of the Real Estate Roundtable. Mr. Oklak serves on the Board of Directors of the Central Indiana Corporate Partnership, the Board of Trustees of the Crossroads of America Council of the Boy Scouts of America Foundation and the Dean's Advisory Board for Ball State University's Miller College of Business.
James B. Connor, age 57.  Mr. Connor was named the General Partner's President and Chief Executive Officer and joined the General Partner's Board of Directors in 2015. Prior to being named President and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner including Senior Executive Vice President and Chief Operating Officer of the General Partner from 2013 to 2015, Senior Regional Executive Vice President of the General Partner from 2011 to 2013, and Executive Vice President of the General Partner's Midwest region from 2003 and 2010.  Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago.
Mark A. Denien, age 48. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner in 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director and Treasurer of Goodwill Industries of Central Indiana, Inc.

Steven R. Kennedy, age 59. Mr. Kennedy has served as Executive Vice President, Construction since 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.
Ann C. Dee, age 56. Ms. Dee was appointed Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Indianapolis Repertory Theatre and as President of the Board of the Indianapolis Chamber Orchestra.
All other information required by this item will be included in the General Partner's 2016 proxy statement (the "2016 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 27, 2016, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2016 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2016 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2016 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2016 Proxy Statement, which information is incorporated herein by this reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
1.    Consolidated Financial Statements
The following Consolidated Financial Statements, together with the Management's Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Duke Realty Corporation:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows, Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity, Years Ended December 31, 2015, 2014 and 2013
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows, Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity, Years Ended December 31, 2015, 2014 and 2013
Duke Realty Corporation and Duke Realty Limited Partnership:
Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules
Duke Realty Corporation and Duke Realty Limited Partnership:
    Schedule III – Real Estate and Accumulated Depreciation
 3.    Exhibits
The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1
Sixth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

3.2
Fourth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

3.3
Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, and incorporated herein by this reference) (File No. 000-20625).

3.4(i)
Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

3.4(ii)
First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 6, 2014, and incorporated herein by this reference).

3.4(iii)
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 16, 2014, and incorporated herein by this reference).

3.4(iv)
Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

3.4(v)
Fourth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).

4.1(i)
Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 22, 1995, and incorporated herein by this reference) (File No. 001-09044).

4.1(ii)
Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 28, 2006, and incorporated herein by this reference) (File No. 000-20625).

4.2(i)
Indenture, dated as of July 28, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner's automatic shelf registration statement on Form S-3 as filed with the SEC on July 31, 2006, and incorporated herein by this reference) (File No. 333-136173).

4.2(ii)
Second Supplemental Indenture, dated as of August 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 30, 2006, and incorporated herein by this reference) (File No. 000-20625).

4.2(iii)
Third Supplemental Indenture, dated as of September 11, 2007, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on September 12, 2007, and incorporated herein by this reference) (File No. 000-20625).

4.2(iv)
Fifth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 7.375% Senior Notes Due 2015 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference). (File No. 001-09044)

4.2(v)
Sixth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 8.25% Senior Notes Due 2019 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference). (File No. 001-09044)

4.2(vi)
Seventh Supplemental Indenture, dated as of April 1, 2010, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.75% Senior Notes due 2020 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on April 1, 2010, and incorporated herein by this reference).

4.2(vii)
Eighth Supplemental Indenture, dated June 11, 2012, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 4.375% Senior Notes Due 2022 (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on June 11, 2012, and incorporated herein by this reference).

4.2(viii)
Ninth Supplemental Indenture, dated September 19, 2012, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.875% Senior Notes Due 2022 (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 19, 2012, and incorporated herein by this reference).

4.2(ix)
Tenth Supplemental Indenture, dated March 15, 2013, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.625% Senior Notes Due 2023 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on March 15, 2013, and incorporated herein by this reference).

4.2(x)
Eleventh Supplemental Indenture, dated December 3, 2013, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.875% Senior Notes Due 2021 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 3, 2013, and incorporated herein by this reference).

4.2(xi)
Twelfth Supplemental Indenture, dated as of November 17, 2014, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.75% Senior Notes Due 2024 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on November 17, 2014, and incorporated herein by this reference).

10.1(i)
The General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2015, and incorporated herein by this reference).#

10.1(ii)	Form of Restricted Stock Unit Award Certificate under the General Partner's 2015 Long-Term Incentive Plan.#*

10.1(iii)	Form of LTIP Unit Award Agreement (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.2(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
First Amendment to the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.3(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on 10-Q of the General Partner and the Partnership as filed with the SEC on May 2, 2014, and incorporated herein by this reference).#

10.3(iv)
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.3 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.4
The General Partner's 2005 Shareholder Value Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5
The General Partner's 2005 Dividend Increase Unit Replacement Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.7 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.7(i)
Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.25 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.7(ii)
Amendment One to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.26 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.7(iii)
Amendment Two to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.27 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.7(iv)
Amendment Three to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.5 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.7(v)
Amendment Four to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.30 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 4, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.8(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.8(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.9
The General Partner's Directors' Deferred Compensation Plan, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.10
The General Partner’s 2015 Non-Employee Directors Compensation Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).#

10.11(i)
Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference) (File No. 001-09044).#

10.11(ii)
First Amendment to Executive Severance Agreement, dated February 24, 2009, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.11(iii)
Second Amendment to Executive Severance Agreement, dated December 21, 2011, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.11(iv)
Third Amendment to Executive Severance Letter, dated December 19, 2012, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iv) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.12
Letter Agreement Regarding Executive Severance, dated March 19, 2013, between the General Partner and James D. Bremner (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 3, 2013, and incorporated herein by this reference).#

10.13	Form of Letter Agreement Regarding Executive Severance between the General Partner and the following executive officers: Mark A. Denien and Ann C. Dee.#*
10.14
Consulting Agreement by and between Duke Realty Services Limited Partnership and BRE II, LLC, dated as of May 20, 2015 (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, as filed with the SEC on May 27, 2015, and incorporated herein by this reference).#

10.15
Amended and Restated Revolving Credit and Term Loan Agreement, dated October 9, 2014, by and among the Partnership, the General Partner, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 10, 2014, and incorporated herein by this reference).

10.16
Equity Distribution Agreement, dated August 22, 2014, by and among the General Partner, the Partnership, Jeffries LLC, Morgan Stanley & Co. LLC, SunTrust Robinson Humphrey, Inc., and UBS Securities LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 22, 2014, and incorporated herein by this reference).

10.17
Agreement of Purchase and Sale (Pool I) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015 (filed as Exhibit 10.1 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).

10.18
Agreement of Purchase and Sale (Pool II) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015 (filed as Exhibit 10.2 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).

10.19
Agreement of Purchase and Sale (Pool III) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015 (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).

10.20
Agreement of Purchase and Sale (Pool IV) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015 (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

21.1	List of the Company's Subsidiaries.*

23.1	Consent of KPMG LLP relating to the General Partner.*

23.2	Consent of KPMG LLP relating to the Partnership.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner. * **

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner. * **

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership. * **

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership. * **

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Report and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*** Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 2 to the Consolidated Financial Statements included in this report.

We will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written requests should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(b)	Exhibits
The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV, Item 15(a)(3) of this Report and are incorporated herein by reference.

(c)	Financial Statement Schedule
The Financial Statement Schedule required to be filed with this Report is listed under "Consolidated Financial Statement Schedules" in Part IV, Item 15(a)(2) of this Report, and is incorporated herein by reference.

Management's Report on Internal Control
We, as management of Duke Realty Corporation and its subsidiaries (the "General Partner"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the General Partner's consolidated financial statements, has also issued an audit report on the General Partner's internal control over financial reporting.

/s/ James B. Connor
James B. Connor
President and Chief Executive Officer

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 19, 2016

Management's Report on Internal Control
We, as management of Duke Realty Limited Partnership and its subsidiaries (the "Partnership"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the principal executive and principal financial officers, or persons performing similar functions, of Duke Realty Corporation (the "General Partner"), and effected by the General Partner's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the General Partner; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the Partnership's consolidated financial statements, has also issued an audit report on the Partnership's internal control over financial reporting.

/s/ James B. Connor
James B. Connor
President and Chief Executive Officer
of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer
of the General Partner

Report of Independent Registered Public Accounting Firm
The Partners of
Duke Realty Limited Partnership:
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Partnership has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 19, 2016

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2015	2014
ASSETS
Real estate investments:
Land and improvements	$1,391,763	$1,412,867
Buildings and tenant improvements	4,740,837	4,986,390
Construction in progress	321,062	246,062
Investments in and advances to unconsolidated companies	268,390	293,650
Undeveloped land	383,045	499,960
	7,105,097	7,438,929
Accumulated depreciation	(1,192,425)	(1,235,337)
Net real estate investments	5,912,672	6,203,592

Real estate investments and other assets held-for-sale	45,801	725,051

Cash and cash equivalents	22,533	17,922
Accounts receivable, net of allowance of $1,113 and $2,742	18,846	26,168
Straight-line rent receivable, net of allowance of $6,155 and $8,405	116,781	109,657
Receivables on construction contracts, including retentions	16,459	36,224
Deferred financing costs, net of accumulated amortization of $20,764 and $38,863	28,363	38,734
Deferred leasing and other costs, net of accumulated amortization of $245,426 and $238,832	346,374	387,635
Escrow deposits and other assets	409,284	209,856
	$6,917,113	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$739,996	$942,478
Unsecured debt	2,530,743	3,364,161
Unsecured line of credit	71,000	106,000
	3,341,739	4,412,639

Liabilities related to real estate investments held-for-sale	972	59,092

Construction payables and amounts due subcontractors, including retentions	54,921	69,470
Accrued real estate taxes	71,617	76,308
Accrued interest	34,447	55,110
Other accrued expenses	61,827	62,632
Other liabilities	106,283	95,566
Tenant security deposits and prepaid rents	40,506	44,142
Total liabilities	3,712,312	4,874,959
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 345,285 and 344,112 shares issued and outstanding	3,453	3,441
Additional paid-in capital	4,961,923	4,944,800
Accumulated other comprehensive income	1,806	3,026
Distributions in excess of net income	(1,785,250)	(2,090,942)
Total shareholders' equity	3,181,932	2,860,325
Noncontrolling interests	22,869	19,555
Total equity	3,204,801	2,879,880
	$6,917,113	$7,754,839
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2015	2014	2013
Revenues:
Rental and related revenue	$816,065	$822,351	$762,164
General contractor and service fee revenue	133,367	224,500	206,596
	949,432	1,046,851	968,760
Expenses:
Rental expenses	125,666	136,278	127,684
Real estate taxes	112,879	115,013	104,800
General contractor and other services expenses	119,170	200,031	183,833
Depreciation and amortization	317,329	346,275	353,456
	675,044	797,597	769,773
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(3,304)	94,317	54,116
Gain on sale of properties	229,702	162,715	59,179
Gain on land sales	35,054	10,441	9,547
Other operating expenses	(5,947)	(7,191)	(8,144)
Impairment charges	(22,932)	(49,106)	(3,777)
General and administrative expenses	(58,565)	(49,362)	(42,673)
	174,008	161,814	68,248
Operating income	448,396	411,068	267,235
Other income (expenses):
Interest and other income, net	4,667	1,246	1,887
Interest expense	(173,574)	(196,186)	(202,174)
Loss on debt extinguishment	(85,713)	(283)	(9,433)
Acquisition-related activity	(8,499)	(1,099)	(3,093)
Income from continuing operations before income taxes	185,277	214,746	54,422
Income tax benefit	3,928	844	5,080
Income from continuing operations	189,205	215,590	59,502
Discontinued operations:
Income before gain on sales	10,939	11,071	3,805
Gain on sale of depreciable properties, net of tax	421,717	19,794	133,242
Income from discontinued operations	432,656	30,865	137,047
Net income	621,861	246,455	196,549
Dividends on preferred shares	—	(24,943)	(31,616)
Adjustments for redemption/repurchase of preferred shares	—	(13,752)	(5,932)
Net income attributable to noncontrolling interests	(6,551)	(2,867)	(5,957)
Net income attributable to common shareholders	$615,310	$204,893	$153,044
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.53	$0.51	$0.06
Discontinued operations attributable to common shareholders	1.24	0.09	0.41
Total	$1.77	$0.60	$0.47
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.53	$0.51	$0.06
Discontinued operations attributable to common shareholders	1.24	0.09	0.41
Total	$1.77	$0.60	$0.47
Weighted average number of common shares outstanding	345,057	335,777	322,133
Weighted average number of common shares and potential dilutive securities	352,197	340,446	326,712
Comprehensive income:
Net income	$621,861	$246,455	$196,549
Other comprehensive income (loss):
Amortization of interest contracts	(1,125)	(1,148)	451
Other	(95)	55	977
Total other comprehensive income (loss)	(1,220)	(1,093)	1,428
Comprehensive income	$620,641	$245,362	$197,977
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$621,861	$246,455	$196,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	253,683	290,279	288,583
Amortization of deferred leasing and other costs	67,163	94,338	120,467
Amortization of deferred financing costs	6,997	9,786	12,968
Straight-line rental income and expense, net	(22,396)	(19,965)	(14,633)
Impairment charges	22,932	49,106	3,777
Loss on debt extinguishment	85,713	283	9,433
Gain on acquisitions	—	—	(962)
Gains on land and depreciated property sales	(689,647)	(195,920)	(201,968)
Third-party construction contracts, net	4,033	(17,231)	31,920
Other accrued revenues and expenses, net	3,755	47,718	21,706
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	25,287	(60,362)	(32,164)
Net cash provided by operating activities	379,381	444,487	435,676
Cash flows from investing activities:
Development of real estate investments	(370,466)	(446,722)	(427,355)
Acquisition of real estate investments and related intangible assets	(28,849)	(125,227)	(445,514)
Acquisition of undeveloped land	(39,881)	(68,156)	(76,655)
Second generation tenant improvements, leasing costs and building improvements	(61,900)	(98,821)	(91,798)
Other deferred leasing costs	(30,790)	(31,503)	(35,376)
Other assets	(19,083)	(9,996)	(30,161)
Proceeds from land and depreciated property sales, net	1,675,690	493,217	740,039
Capital distributions from unconsolidated companies	68,985	91,750	109,158
Capital contributions and advances to unconsolidated companies	(72,407)	(11,573)	(61,720)
Net cash provided by (used for) investing activities	1,121,299	(207,031)	(319,382)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,530	289,122	649,690
Payments for redemption/repurchase of preferred shares	—	(446,592)	(177,955)
Proceeds from unsecured debt	—	300,000	750,000
Payments on unsecured debt	(913,143)	(2,092)	(685,022)
Proceeds from secured debt financings	—	—	1,933
Payments on secured indebtedness including principal amortization	(245,665)	(112,877)	(169,188)
Borrowings (payments) on lines of credit, net	(35,000)	18,000	(197,000)
Distributions to common shareholders	(238,114)	(228,227)	(220,297)
Distributions to common shareholders - special dividends	(69,055)	—	—
Distributions to preferred shareholders	—	(27,395)	(31,616)
Distributions to noncontrolling interests, net	(2,754)	(2,791)	(8,944)
Buyout of noncontrolling interests	—	(7,803)	—
Change in book overdrafts	3,392	(4,696)	(32,823)
Deferred financing costs	(260)	(13,458)	(9,686)
Net cash used for financing activities	(1,496,069)	(238,809)	(130,908)
Net increase (decrease) in cash and cash equivalents	4,611	(1,353)	(14,614)
Cash and cash equivalents at beginning of year	17,922	19,275	33,889
Cash and cash equivalents at end of year	$22,533	$17,922	$19,275
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$355	$107,992
Carrying amount of pre-existing ownership interest in acquired property	$—	$—	$3,968
Mortgage notes receivable from buyers in property sales	$204,336	$—	$—
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$—	$2,426
Conversion of Limited Partner Units to common shares	$2,483	$6,741	$331
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	190,592	5,957	196,549
Other comprehensive income	—	—	—	1,428	—	—	1,428
Issuance of common shares	—	462	649,228	—	—	—	649,690
Stock-based compensation plan activity	—	8	11,976	—	(2,328)	—	9,656
Conversion of Limited Partner Units	—	—	331	—	—	(331)	—
Distributions to preferred shareholders	—	—	—	—	(31,616)	—	(31,616)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(220,297)	—	(220,297)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8,944)	(8,944)
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	243,588	2,867	246,455
Other comprehensive loss	—	—	—	(1,093)	—	—	(1,093)
Issuance of common shares	—	164	288,958	—	—	—	289,122
Stock-based compensation plan activity	—	7	13,300	—	(2,184)	—	11,123
Conversion of Limited Partner Units	—	6	6,735	—	—	(6,741)	—
Distributions to preferred shareholders	—	—	—	—	(24,943)	—	(24,943)
Redemption of preferred shares	(447,683)	—	14,843	—	(13,752)	—	(446,592)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(228,227)	—	(228,227)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,791)	(2,791)
Buyout of noncontrolling interests	—	—	—	—	(2,637)	(5,166)	(7,803)
Balance at December 31, 2014	$—	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	—	615,310	6,551	621,861
Other comprehensive loss	—	—	—	(1,220)	—	—	(1,220)
Issuance of common shares	—	2	4,528	—	—	—	4,530
Stock-based compensation plan activity	—	8	10,114	—	(2,449)	2,000	9,673
Conversion of Limited Partner Units	—	2	2,481	—	—	(2,483)	—
Distributions to common shareholders ($0.69 per share)	—	—	—	—	(238,114)	—	(238,114)
Distributions to common shareholders - special ($0.20 per share)	—	—	—	—	(69,055)	—	(69,055)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,754)	(2,754)
Balance at December 31, 2015	$—	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2015	2014
ASSETS
Real estate investments:
Land and improvements	$1,391,763	$1,412,867
Buildings and tenant improvements	4,740,837	4,986,390
Construction in progress	321,062	246,062
Investments in and advances to unconsolidated companies	268,390	293,650
Undeveloped land	383,045	499,960
	7,105,097	7,438,929
Accumulated depreciation	(1,192,425)	(1,235,337)
Net real estate investments	5,912,672	6,203,592

Real estate investments and other assets held-for-sale	45,801	725,051

Cash and cash equivalents	22,533	17,922
Accounts receivable, net of allowance of $1,113 and $2,742	18,846	26,168
Straight-line rent receivable, net of allowance of $6,155 and $8,405	116,781	109,657
Receivables on construction contracts, including retentions	16,459	36,224
Deferred financing costs, net of accumulated amortization of $20,764 and $38,863	28,363	38,734
Deferred leasing and other costs, net of accumulated amortization of $245,426 and $238,832	346,374	387,635
Escrow deposits and other assets	409,284	209,856
	$6,917,113	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$739,996	$942,478
Unsecured debt	2,530,743	3,364,161
Unsecured line of credit	71,000	106,000
	3,341,739	4,412,639

Liabilities related to real estate investments held-for-sale	972	59,092

Construction payables and amounts due subcontractors, including retentions	54,921	69,470
Accrued real estate taxes	71,617	76,308
Accrued interest	34,447	55,110
Other accrued expenses	61,827	62,812
Other liabilities	106,283	95,566
Tenant security deposits and prepaid rents	40,506	44,142
Total liabilities	3,712,312	4,875,139
Partners’ equity:
General Partner:
Common equity (345,285 and 344,112 General Partner Units issued and outstanding)	3,180,126	2,857,119
	3,180,126	2,857,119
Limited Partners' common equity (3,487 and 3,717 Limited Partner Units issued and outstanding)	20,032	17,289
Accumulated other comprehensive income	1,806	3,026
Total partners' equity	3,201,964	2,877,434
Noncontrolling interests	2,837	2,266
Total equity	3,204,801	2,879,700
	$6,917,113	$7,754,839

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2015	2014	2013
Revenues:
Rental and related revenue	$816,065	$822,351	$762,164
General contractor and service fee revenue	133,367	224,500	206,596
	949,432	1,046,851	968,760
Expenses:
Rental expenses	125,666	136,278	127,684
Real estate taxes	112,879	115,013	104,800
General contractor and other services expenses	119,170	200,031	183,833
Depreciation and amortization	317,329	346,275	353,456
	675,044	797,597	769,773
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(3,304)	94,317	54,116
Gain on sale of properties	229,702	162,715	59,179
Gain on land sales	35,054	10,441	9,547
Other operating expenses	(5,947)	(7,191)	(8,144)
Impairment charges	(22,932)	(49,106)	(3,777)
General and administrative expenses	(58,565)	(49,362)	(42,673)
	174,008	161,814	68,248
Operating income	448,396	411,068	267,235
Other income (expenses):
Interest and other income, net	4,667	1,246	1,887
Interest expense	(173,574)	(196,186)	(202,174)
Loss on debt extinguishment	(85,713)	(283)	(9,433)
Acquisition-related activity	(8,499)	(1,099)	(3,093)
Income from continuing operations before income taxes	185,277	214,746	54,422
Income tax benefit	3,928	844	5,080
Income from continuing operations	189,205	215,590	59,502
Discontinued operations:
Income before gain on sales	10,939	11,071	3,805
Gain on sale of depreciable properties, net of tax	421,717	19,794	133,242
Income from discontinued operations	432,656	30,865	137,047
Net income	621,861	246,455	196,549
Distributions on Preferred Units	—	(24,943)	(31,616)
Adjustments for redemption/repurchase of Preferred Units	—	(13,752)	(5,932)
Net income attributable to noncontrolling interests	(147)	(240)	(3,863)
Net income attributable to common unitholders	$621,714	$207,520	$155,138
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.53	$0.51	$0.06
Discontinued operations attributable to common unitholders	1.24	0.09	0.41
Total	$1.77	$0.60	$0.47
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.53	$0.51	$0.06
Discontinued operations attributable to common unitholders	1.24	0.09	0.41
Total	$1.77	$0.60	$0.47
Weighted average number of Common Units outstanding	348,639	340,085	326,525
Weighted average number of Common Units and potential dilutive securities	352,197	340,446	326,712
Comprehensive income:
Net income	$621,861	$246,455	$196,549
Other comprehensive income (loss):
Amortization of interest contracts	(1,125)	(1,148)	451
Other	(95)	55	977
Total other comprehensive income (loss)	(1,220)	(1,093)	1,428
Comprehensive income	$620,641	$245,362	$197,977
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$621,861	$246,455	$196,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	253,683	290,279	288,583
Amortization of deferred leasing and other costs	67,163	94,338	120,467
Amortization of deferred financing costs	6,997	9,786	12,968
Straight-line rental income and expense, net	(22,396)	(19,965)	(14,633)
Impairment charges	22,932	49,106	3,777
Loss on debt extinguishment	85,713	283	9,433
Gain on acquisitions	—	—	(962)
Gains on land and depreciated property sales	(689,647)	(195,920)	(201,968)
Third-party construction contracts, net	4,033	(17,231)	31,920
Other accrued revenues and expenses, net	3,575	47,654	21,783
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	25,287	(60,362)	(32,164)
Net cash provided by operating activities	379,201	444,423	435,753
Cash flows from investing activities:
Development of real estate investments	(370,466)	(446,722)	(427,355)
Acquisition of real estate investments and related intangible assets	(28,849)	(125,227)	(445,514)
Acquisition of undeveloped land	(39,881)	(68,156)	(76,655)
Second generation tenant improvements, leasing costs and building improvements	(61,900)	(98,821)	(91,798)
Other deferred leasing costs	(30,790)	(31,503)	(35,376)
Other assets	(19,083)	(9,996)	(30,161)
Proceeds from land and depreciated property sales, net	1,675,690	493,217	740,039
Capital distributions from unconsolidated companies	68,985	91,750	109,158
Capital contributions and advances to unconsolidated companies	(72,407)	(11,573)	(61,720)
Net cash provided by (used for) investing activities	1,121,299	(207,031)	(319,382)
Cash flows from financing activities:
Contributions from the General Partner	4,710	289,122	649,690
Payments for redemption/repurchase of Preferred Units	—	(446,592)	(177,955)
Proceeds from unsecured debt	—	300,000	750,000
Payments on unsecured debt	(913,143)	(2,092)	(685,022)
Proceeds from secured debt financings	—	—	1,933
Payments on secured indebtedness including principal amortization	(245,665)	(112,877)	(169,188)
Borrowings (payments) on lines of credit, net	(35,000)	18,000	(197,000)
Distributions to common unitholders	(241,292)	(231,112)	(223,362)
Distributions to common unitholders - special dividends	(69,055)	—	—
Distributions to preferred unitholders	—	(27,395)	(31,616)
Contributions from (distributions to) noncontrolling interests, net	424	158	(5,956)
Buyout of noncontrolling interests	—	(7,803)	—
Change in book overdrafts	3,392	(4,696)	(32,823)
Deferred financing costs	(260)	(13,458)	(9,686)
Net cash used for financing activities	(1,495,889)	(238,745)	(130,985)
Net increase (decrease) in cash and cash equivalents	4,611	(1,353)	(14,614)
Cash and cash equivalents at beginning of year	17,922	19,275	33,889
Cash and cash equivalents at end of year	$22,533	$17,922	$19,275
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$—	$355	$107,992
Carrying amount of pre-existing ownership interest in acquired properties	$—	$—	$3,968
Mortgage notes receivable from buyers in property sales	$204,336	$—	$—
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$—	$2,426
Conversion of Limited Partner Units to common shares of the General Partner	$2,483	$6,741	$331
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common	Preferred	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	158,976	31,616	2,094	—	192,686	3,863	196,549
Other comprehensive income	—	—	—	1,428	1,428	—	1,428
Capital Contribution from the General Partner	649,690	—	—	—	649,690	—	649,690
Stock-based compensation plan activity	9,656	—	—	—	9,656	—	9,656
Conversion of Limited Partner Units to common shares of the General Partner	331	—	(331)	—	—	—	—
Distributions to Preferred Unitholders	—	(31,616)	—	—	(31,616)	—	(31,616)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.68 per Common Unit)	(220,374)	—	(2,988)	—	(223,362)	—	(223,362)
Distributions to noncontrolling interests	—	—	—	—	—	(5,956)	(5,956)
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	218,645	24,943	2,627	—	246,215	240	246,455
Other comprehensive loss	—	—	—	(1,093)	(1,093)	—	(1,093)
Capital Contribution from the General Partner	289,122	—	—	—	289,122	—	289,122
Stock-based compensation plan activity	11,123	—	—	—	11,123	—	11,123
Conversion of Limited Partner Units to common shares of the General Partner	2,566	—	(2,566)	—	—	—	—
Distributions to Preferred Unitholders	—	(24,943)	—	—	(24,943)	—	(24,943)
Redemption of Preferred Units	1,091	(447,683)	—	—	(446,592)	—	(446,592)
Distributions to Partners ($0.68 per Common Unit)	(228,161)	—	(2,951)	—	(231,112)	—	(231,112)
Contributions from noncontrolling interests, net	—	—	—	—	—	158	158
Buyout of noncontrolling interests	(2,637)	—	21	—	(2,616)	(5,187)	(7,803)
Balance at December 31, 2014	$2,857,119	$—	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	615,310	—	6,404	—	621,714	147	621,861
Other comprehensive loss	—	—	—	(1,220)	(1,220)	—	(1,220)
Capital Contribution from the General Partner	4,710	—	—	—	4,710	—	4,710
Stock-based compensation plan activity	7,673	—	2,000	—	9,673	—	9,673
Conversion of Limited Partner Units to common shares of the General Partner	2,483	—	(2,483)	—	—	—	—
Distributions to Partners ($0.69 per Common Unit)	(238,114)	—	(3,178)	—	(241,292)	—	(241,292)
Distributions to Partners - special ($0.20 per Common Unit)	(69,055)	—	—	—	(69,055)	—	(69,055)
Contributions from noncontrolling interests, net	—	—	—	—	—	424	424
Balance at December 31, 2015	$3,180,126	$—	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
The General Partner was formed in 1985, and we believe that it qualifies as a REIT under the provisions of the Code. The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership.
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at December 31, 2015. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
We own and operate a portfolio primarily consisting of industrial and medical office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 8) are conducted through the Partnership. We conduct our Service Operations (see Note 8) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and VIEs in which we are not the primary beneficiary, are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. ASU 2015-02 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2015. We believe that, because the Partnership's limited partners do not have the right to remove the General Partner and also do not have substantive participating rights in the operation of the Partnership, adopting ASU 2015-02 will result in the conclusion that the Partnership is a VIE, which will trigger additional disclosure requirements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain amounts in the accompanying consolidated financial statements, which pertain to activity within the Consolidated Statements of Operations and Comprehensive Income for properties classified within discontinued operations in 2015, for 2014 and 2013 have been reclassified to conform to the 2015 consolidated financial statement presentation.
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
We capitalize direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.
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
Purchase Accounting
Generally, our acquisitions are of operating properties that meet the definition of a business. To the extent an acquired property meets the definition of a business, then we expense acquisition related costs immediately as period costs.
To the extent that we gain control of an asset through a step acquisition, which meets the definition of a business, we record the acquired asset at its full fair value and record a gain or loss, within acquisition-related activity in our Consolidated Statements of Operations, for the difference between the fair value and the carrying value of our pre-existing equity interest.
Contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
We allocate the purchase price of acquired properties that meet the definition of a business to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases as well as, to the extent applicable, acquired in-place leases that may have a customer relationship intangible value. There have been no customer relationship intangible assets related to any of our acquisitions to date.
The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 requires that an

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim periods beginning after December 31, 2016 and we do not believe its adoption will have a material impact on our Consolidated Financial Statements.

Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.

To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

To the extent that our joint ventures do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt and sell the assets of the joint venture without the consent of the non-managing entity and the inability of the non-managing entity to remove us from our role as the managing entity. Consolidated joint ventures that are not VIEs are not significant in any period presented in these consolidated financial statements.

We use the equity method of accounting for those joint ventures where we exercise significant influence but do not have control. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. We recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner's interest, to the extent the economic substance of the transaction is a sale.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary we recognize an impairment charge to reflect the equity investment at fair value.

There were no consolidated or unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2015 that met the criteria to be considered VIEs.

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

Deferred Costs

Deferred Financing Costs
Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The standard requires the costs for issuing debt to appear on a balance sheet as a direct deduction from the debt's value. ASU 2015-03 is effective for the Company beginning January 1, 2016. The standard would be applied retrospectively. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its financial position or results of operations.
Lease Related Costs
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
Deferred leasing and other costs at December 31, 2015 and 2014, excluding such costs for properties classified as held-for-sale, were as follows (in thousands):

	2015	2014
Deferred leasing costs	$302,282	$301,173
Acquired lease-related intangible assets	289,518	325,294
	$591,800	$626,467

Accumulated amortization - deferred leasing costs	$(106,912)	$(104,916)
Accumulated amortization - acquired lease-related intangible assets	(138,514)	(133,916)
Total	$346,374	$387,635
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2016	$33,486	$1,139
2017	28,103	966
2018	21,704	863
2019	17,302	712
2020	12,423	633
Thereafter	32,524	1,149
	$145,542	$5,462
Noncontrolling Interests
Noncontrolling interests relate to the minority ownership interests in the Partnership and interests in consolidated property partnerships that are not wholly-owned by the General Partner or the Partnership. Noncontrolling interests

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders' proportionate share of the net earnings or losses of each respective entity. We report noncontrolling interests as a component of total equity.
When a Common Unit of the Partnership is redeemed (Note 1), the change in ownership is treated as an equity transaction by the General Partner and there is no effect on its earnings or net assets.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.
We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our consolidated financial statements.
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
Unbilled and overbilled receivables on construction contracts totaled $5.5 million and $1.1 million, respectively, at December 31, 2015 and $14.7 million and $2.0 million, respectively, at December 31, 2014. Overbilled receivables are included in other liabilities in the Consolidated Balance Sheets.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Sales

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) will be presented as discontinued operations, while significant continuing involvement with such dispositions will no longer preclude discontinued operations classification. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held-for-sale that have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 early and have applied it since April 1, 2014.
Gains on sales of all properties are recognized in accordance with FASB Accounting Standards Codification ("ASC") 360-20 ("ASC 360-20"). The specific timing of the sale of a building is measured against various criteria in ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer ("partial sales") and our level of future involvement with the property or the buyer that acquires the assets. If the full accrual sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.
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

Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Common Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
General Partner
Net income attributable to common shareholders	$615,310	$204,893	$153,044
Less: Dividends on participating securities	(3,081)	(2,588)	(2,678)
Basic net income attributable to common shareholders	612,229	202,305	150,366
Add back dividends on dilutive participating securities	3,081	—	—
Noncontrolling interest in earnings of common unitholders	6,404	2,627	2,094
Diluted net income attributable to common shareholders	$621,714	$204,932	$152,460
Weighted average number of common shares outstanding	345,057	335,777	322,133
Weighted average Limited Partner Units outstanding	3,582	4,308	4,392
Other potential dilutive shares	3,558	361	187
Weighted average number of common shares and potential dilutive securities	352,197	340,446	326,712

Partnership
Net income attributable to common unitholders	$621,714	$207,520	$155,138
Less: Distributions on participating securities	(3,081)	(2,588)	(2,678)
Basic net income attributable to common unitholders	$618,633	$204,932	$152,460
Add back distributions on dilutive participating securities	3,081	—	—
Diluted net income attributable to common unitholders	$621,714	$204,932	$152,460
Weighted average number of Common Units outstanding	348,639	340,085	326,525
Other potential dilutive units	3,558	361	187
Weighted average number of Common Units and potential dilutive securities	352,197	340,446	326,712
The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2015	2014	2013
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	997	1,210	1,373
Anti-dilutive outstanding participating securities	—	3,844	3,871
Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which was effective for us beginning with the three months ended March 31, 2013. ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that we have designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented in these financial statements.
Federal Income Taxes
General Partner
The General Partner has elected to be taxed as a REIT under the Code, as amended. To qualify as a REIT, the General Partner must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the General Partner's REIT status. As a REIT, the General Partner is entitled to a tax deduction for the dividends it pays to shareholders. Accordingly, the General Partner generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of its taxable income. The General Partner is, however, generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the General Partner fails to qualify as a REIT in any

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to federal, state and local income taxes. As a REIT, the General Partner may also be subject to certain federal excise taxes if it engages in certain types of transactions.
The following table reconciles the General Partner's net income (loss) to taxable income (loss) before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net income	$621,861	$246,455	$196,549
Book/tax differences	(314,691)	738	50,127
Taxable income before the dividends paid deduction	307,170	247,193	246,676
Less: capital gains	(294,901)	(95,797)	(109,133)
Adjusted taxable income subject to the 90% distribution requirement	$12,269	$151,396	$137,543
The General Partner's dividends paid deduction is summarized below (in thousands):

	2015	2014	2013
Total Cash dividends paid	$307,170	$255,622	$251,914
Less: Return of capital	—	(5,479)	(1,938)
Dividends paid deduction	307,170	250,143	249,976
Less: Capital gain distributions	(294,901)	(95,797)	(109,133)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$12,269	$154,346	$140,843
Our tax return for the year ended December 31, 2015 has not been filed. The taxability information presented for our dividends paid in 2015 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Common Shares
Ordinary income	4.2%	59.2%	52.6%
Return of capital	—%	2.5%	4.4%
Capital gains	95.8%	38.3%	43.0%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income		60.7%	55.0%
Capital gains		39.3%	45.0%
		100.0%	100.0%
Partnership
For the Partnership, the allocated share of income and loss other than the operations of its taxable REIT subsidiary is included in the income tax returns of its partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements of the Partnership are in connection with its taxable REIT subsidiary.
Deferred Tax Assets
A full valuation allowance for the deferred tax assets of the taxable REIT subsidiary was maintained for 2015, 2014 and 2013.  Based on the level of historical taxable income and projections of taxable income under our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generate sufficient taxable income to realize any of its deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid federal, state and local income taxes of $7.0 million and $830,000 in 2014 and 2013, respectively. We received income tax refunds, net of federal, state and local income tax payments, of $830,000 in 2015.
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
Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity.
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
In addition to the acquired properties discussed in Note 3, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, that were determined to be impaired and written down to fair value as discussed in Note 6. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2015, 2014 and 2013, respectively, by the levels in the fair value hierarchy (in thousands):

	2015			2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$31,100	—	—	$146,767	—	—	22,150
Investment in land joint ventures	—	—	$19,500	—	—	$—	—	—	—

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

(3)	Acquisitions and Dispositions
Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate. With the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exception of certain properties that have been sold or classified as held for sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.
2015 Acquisitions

We acquired two industrial properties during the year ended December 31, 2015, one of which was treated as a business combination and one as an asset acquisition. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$26,276
Lease related intangible assets	2,001
Total acquired assets	28,277
Other liabilities	319
Total assumed liabilities	319
Fair value of acquired net assets	$27,958
The leases in the acquired properties had an average remaining life at acquisition of approximately 9.2 years.

We have included $988,000 in rental revenues and $135,000 in earnings from continuing operations during 2015 for these properties since their respective dates of acquisition.

2014 Acquisitions
We acquired five operating properties during the year ended December 31, 2014. These acquisitions consisted of four industrial properties and one medical office property. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$116,773
Lease-related intangible assets	14,238
Total acquired assets	131,011
Other liabilities	355
Total assumed liabilities	355
Fair value of acquired net assets	$130,656

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 9.0 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during 2015 and 2014 are as follows:

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014
	Low	High	Low	High
Discount rate	7.07%	7.07%	7.38%	9.96%
Exit capitalization rate	5.57%	5.57%	5.98%	8.36%
Lease-up period (months)	12	12	12	12
Net rental rate per square foot - Industrial	$4.85	$4.85	$2.75	$9.36
Net rental rate per square foot - Medical Office	$—	$—	$19.56	$19.56
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. Acquisition-related activity for the years ended December 31, 2015, 2014 and 2013 includes transaction costs of $8.5 million, $1.1 million and $4.1 million, respectively. Substantially all of the activity in 2015 was driven by an increase to the estimated fair value of contingent consideration that relates to a previous period's acquisition. In 2013, we recognized gains of $962,000 related to acquisitions of properties from unconsolidated joint ventures.
Dispositions
We disposed of buildings (see Note 6 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land, which generated net cash proceeds of $1.68 billion, $493.2 million and $740.0 million in 2015, 2014 and 2013, respectively.
On April 1, 2015, we completed the previously announced Suburban Office Portfolio Sale to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.07 billion in proceeds and recorded a gain on sale of $406.1 million. The Suburban Office Portfolio Sale included all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. Additionally, an office asset in Raleigh, which was under construction at the time of the Suburban Office Portfolio Sale, was completed in late 2015 and sold to the same buyers in January 2016.
A portion of the purchase price for the Suburban Office Portfolio Sale was financed through a $200.0 million first mortgage on certain of the properties in the Suburban Office Portfolio that we provided to the seller. The first mortgage matures on December 31, 2016, is prepayable after January 1, 2016, and bears interest at LIBOR plus 1.5%. We have reviewed the creditworthiness of the entities with which we hold this first mortgage and have concluded it is probable that we will be able to collect all amounts due according to its contractual terms.
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million in proceeds and recorded a gain on sale of $107.4 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
Included in the building dispositions in 2014 was the sale of six office properties in Cincinnati, Ohio, which totaled 1.0 million square feet and were sold for $150.5 million, as well as the sale of two office properties in South Florida, which totaled 466,000 square feet and were sold for $128.0 million.
The income tax benefit from continuing operations in 2014 was triggered by sales of properties owned, or partially owned, by our taxable REIT subsidiary. Income tax expense included in discontinued operations in 2014 was also the result of the sale of a property, prior to the adoption of ASU 2014-08, which was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
During the year ended December 31, 2014, eleven office properties, eleven industrial properties and one retail property were sold by six of our unconsolidated joint ventures, for which our capital distributions totaled $91.8 million and our share of gains, which are included in equity in earnings, totaled $84.6 million. These sales included a 436,000 square foot office tower in Atlanta, Georgia and a 382,000 square foot retail property in Minneapolis, Minnesota.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the building dispositions in 2013 was the sale of 18 medical office properties in various markets, which totaled 1.1 million square feet and were sold for $285.9 million. These properties were in markets, or were associated with health systems, where we did not believe there to be significant future growth potential.
During the year ended December 31, 2013, 19 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $92.3 million. Our share of gains from joint venture property sales, which are included in equity in earnings, totaled $51.2 million.
All other dispositions were not individually material.

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Management fees	$6,831	$8,530	$9,010
Leasing fees	3,048	3,410	2,260
Construction and development fees	6,126	5,846	5,138

(5)	Investments in Unconsolidated Companies
Summarized Financial Information
As of December 31, 2015, we had equity interests in 16 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies at December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	2015	2014	2013
Rental revenue	$160,543	$230,093	$240,064
Gain on sale of properties	$23,696	$121,713	$121,404
Net income	$60,772	$143,857	$116,832

Equity in earnings (loss) of unconsolidated companies	$(3,304)	$94,317	$54,116

Land, buildings and tenant improvements, net	$1,029,803	$1,251,470
Construction in progress	64,646	34,680
Undeveloped land	115,773	115,252
Other assets	144,337	168,653
	$1,354,559	$1,570,055

Indebtedness	$413,651	$639,810
Other liabilities	91,836	71,818
	505,487	711,628
Owners' equity	849,072	858,427
	$1,354,559	$1,570,055

Investments in and advances to unconsolidated companies (1)	$268,390	$293,650

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $33.7 million and $1.0 million as of December 31, 2015 and 2014, respectively. The substantial majority of the basis difference at December 31, 2015 related to other than temporary impairments on joint venture investments recognized during 2015, as described hereafter. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2015 are as follows (in thousands):

Year	Future Repayments
2016	$53,835
2017	133,770
2018	68,836
2019	15,516
2020	30,504
Thereafter	111,071
$413,532
Other Than Temporary Impairment of Investments in Unconsolidated Joint Ventures
During 2015, we recognized $30.0 million of charges through equity in earnings related to investments in three of our unconsolidated joint ventures that we determined had experienced declines in fair value that were other than temporary.
The most significant of these impairment charges pertain to our investment in an unconsolidated joint venture (the "Linden joint venture") whose sole asset is undeveloped retail land. The Linden joint venture has not been able to proceed with development of its land as the result of a series of zoning and use-related legal challenges. During the three months ended December 31, 2015, we changed our strategy such that we now intend to monetize our investment in the joint venture rather than holding for development and continuing to attempt to resolve the legal challenges. As the result of this change in strategy, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to write our investment in the Linden joint venture to its fair value. The fair value of our investment in the joint venture was primarily based on offers received for the site. The joint venture had no outstanding debt as of December 31, 2015.
We believe that all of the fair value estimates used in recording the above-mentioned charges were based on level 3 inputs, as previously defined.

(6)	Discontinued Operations, Assets Held-for-Sale and Impairments

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at December 31, 2015	Sold in 2015	Sold in 2014	Sold in 2013	Total
Office	0	56	0	12	68
Industrial	0	5	11	6	22
Medical Office	0	1	1	6	8
Retail	0	0	0	1	1
Total properties included in discontinued operations	0	62	12	25	99
Properties excluded from discontinued operations	4	91	17	13	125
Total properties sold or classified as held-for-sale	4	153	29	38	224

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Revenues	$32,549	$120,884	$159,096
Operating expenses	(12,498)	(47,123)	(62,048)
Depreciation and amortization	(3,517)	(38,342)	(55,594)
Operating income	16,534	35,419	41,454
Interest expense	(5,595)	(24,348)	(37,649)
Income before gain on sales	10,939	11,071	3,805
Gain on sale of depreciable properties	424,892	22,763	133,242
Income from discontinued operations before income taxes	435,831	33,834	137,047
Income tax expense	(3,175)	(2,969)	—
Income from discontinued operations	$432,656	$30,865	$137,047
Income tax expense included in discontinued operations was the result of the sale of a property, prior to the adoption of ASU 2014-08, that was partially owned by our taxable REIT subsidiary where we have no continuing involvement.

Capital expenditures on a cash basis for the years ended December 31, 2015, 2014 and 2013 were $7.4 million, $32.5 million and $21.7 million, respectively, related to properties classified within discontinued operations.

Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.

Allocation of Noncontrolling Interests - General Partner

The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Income from continuing operations attributable to common shareholders	$187,099	$174,419	$21,109
Income from discontinued operations attributable to common shareholders	428,211	30,474	131,935
Net income attributable to common shareholders	$615,310	$204,893	$153,044

Allocation of Noncontrolling Interests - Partnership

Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders, with the exception of the 2013 sale of a property from a consolidated real estate joint venture.

Properties Held for Sale

At December 31, 2015, we have classified four in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations because they did not qualify as discontinued operations

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to ASC 2014-08. The following table illustrates aggregate balance sheet information of these held-for-sale properties (in thousands):

	December 31, 2015	December 31, 2014
	Held-for-Sale Properties Included in Continuing Operations	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Land and improvements	$9,797	$21,347	$126,921	$148,268
Buildings and tenant improvements	39,480	36,925	721,398	758,323
Undeveloped land	—	12,443	—	12,443
Accumulated depreciation	(7,183)	(23,071)	(247,269)	(270,340)
Deferred leasing and other costs, net	3,293	3,480	44,840	48,320
Other assets	414	562	27,475	28,037
Total assets held-for-sale	$45,801	$51,686	$673,365	$725,051

Secured debt	$—	$—	$40,764	$40,764
Accrued expenses	322	233	5,180	5,413
Other liabilities	650	434	12,481	12,915
Total liabilities held-for-sale	$972	$667	$58,425	$59,092

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014	2013
Impairment charges - land	$19,526	$33,700	$3,777
Impairment charges - building	3,406	15,406	—
Impairment charges	$22,932	$49,106	$3,777

As the result of changes in our intended use for certain of our undeveloped land holdings, we recognized impairment charges of $19.5 million and $33.7 million for the years ended December 31, 2015 and 2014, respectively. The various land holdings written down to fair value, totaled 139 and 442 acres for the years ended December 31, 2015 and 2014, respectively. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase, comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the land parcels subject to evaluation as well as with conditions in the specific markets where the various land parcels are located. In all cases when estimates from brokers were utilized, members of our senior management who were responsible for the individual markets where the land parcels are located, and members of the Company’s accounting and financial management team, reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

During the fourth quarter of 2014, we completed a review of our existing portfolio of buildings and determined that certain buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Impairment charges of $15.4 million were recognized for the year ended December 31, 2014. We determined that, as the result of this change to management's strategy, six properties were impaired during the year ended December 31, 2014. Our estimates of fair value for these buildings were based primarily upon asset-specific purchase and sales contracts as well as using the income approach for a single property. For the property for which the income approach was utilized in determining fair value, which was an office property in Washington D.C., the most significant assumptions utilized were the exit capitalization rate of 8.50% and the net rental rate of $12.50 per square foot. We have concluded that our valuation estimates for the building impairments recognized during 2014 were primarily based on Level 3 inputs.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Indebtedness

All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.

Indebtedness at December 31, 2015 and 2014 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2015	2014	2015	2014
Fixed rate secured debt	2016 to 2027	6.55%	6.27%	$736,896	$979,842
Variable rate secured debt	2025	0.03%	0.13%	3,100	3,400
Unsecured debt	2016 to 2028	4.63%	5.22%	2,530,743	3,364,161
Unsecured line of credit	2019	1.41%	1.22%	71,000	106,000
				$3,341,739	$4,453,403
Less secured debt related to real estate assets held-for-sale				—	40,764
Total indebtedness as reported on consolidated balance sheets				$3,341,739	$4,412,639

Secured Debt

At December 31, 2015, our secured debt was collateralized by rental properties with a carrying value of $1.19 billion and by a letter of credit in the amount of $3.2 million.

The fair value of our fixed rate secured debt at December 31, 2015 was $789.1 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.40% to 3.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

During 2015, we repaid 17 secured loans, totaling $231.2 million. These loans had a weighted average stated interest rate of 5.41%. Certain of these secured loans were repaid prior to their scheduled maturity date, which resulted in a $3.7 million loss on extinguishment, which included both prepayment penalties as well as the write-off of unamortized deferred loan and mark to market costs.

During 2014, we repaid nine secured loans, totaling $99.3 million. These loans had a weighted average stated interest rate of 5.56%.
Unsecured Debt
At December 31, 2015, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 98.00% to 124.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates.
We took the following actions during 2015 and 2014 as it pertains to our unsecured indebtedness:

•	In February 2015, we repaid a $250.0 million senior unsecured note at its maturity date. This loan had a stated interest rate of 7.38% and an effective rate of 7.50%.

•
In April 2015, the Partnership completed the previously described Tender Offer to purchase, for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million, certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund the Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchased notes had contractual maturity dates ranging between February 2017 and March 2020 and bore interest at stated rates ranging between 5.95% and 8.25%.

•	In May 2015, we repurchased unsecured notes with a face value of $6.3 million, for a cash payment of $7.1 million. These notes had a stated interest rate of 6.50% and an effective rate of 6.08%.

•
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March 2016, for a cash payment of $152.6 million. These notes had a stated interest rate of 5.50% and an effective rate of 6.72%.

•
During 2015, the early repayment of unsecured notes, either through the Tender Offer or repurchase, resulted in an aggregate loss on extinguishment of $82.0 million, which included applicable repurchase premiums as well as the write-off of unamortized deferred loan costs.

•	In November 2014, we issued $300.0 million of unsecured notes that bear interest at a stated rate of 3.75%, have an effective rate of 3.90%, and mature on December 1, 2024.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2015.
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2015 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2015
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$71,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% (equal to 1.41% for borrowings at December 31, 2015) and has a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.6 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2015, we were in compliance with all covenants under this line of credit.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. The current market rate of 1.61% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon Level 3 inputs.
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2015 (in thousands):

	Book Value at 12/31/2014	Book Value at 12/31/2015	Fair Value at 12/31/2014	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2015
Fixed rate secured debt	$979,842	$736,896	$1,065,301	$(241,114)	$(35,092)	$789,095
Variable rate secured debt	3,400	3,100	3,400	(300)	—	3,100
Unsecured debt	3,364,161	2,530,743	3,603,475	(833,417)	(145,263)	2,624,795
Unsecured line of credit	106,000	71,000	106,000	(35,000)	(148)	70,852
Total	$4,453,403	$3,341,739	$4,778,176	$(1,109,831)	$(180,503)	$3,487,842
Less secured debt related to real estate assets held-for-sale	40,764	—
Total indebtedness as reported on consolidated balance sheets	$4,412,639	$3,341,739

Scheduled Maturities and Interest Paid
At December 31, 2015, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2016	$357,037
2017	350,295
2018	293,379
2019	725,912
2020	134,041
Thereafter	1,480,252
$3,340,916
The amount of interest paid in 2015, 2014 and 2013 was $211.8 million, $229.0 million and $254.2 million, respectively. The amount of interest capitalized in 2015, 2014 and 2013 was $16.8 million, $17.6 million and $16.8 million, respectively.

(8)	Segment Reporting
We have four reportable operating segments at December 31, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. The operations of our industrial, medical office and office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Although our office real estate investment segment did not meet the quantitative thresholds for separate presentation as a reportable segment for the year ended December 31, 2015, we have elected to continue to separately report it when considering that it was significant during the years ended December 31, 2014 and 2013.

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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenues
Rental Operations:
Industrial	$556,903	$529,144	$479,147
Medical Office	160,951	146,530	127,475
Office	90,722	131,722	142,772
Non-reportable Rental Operations	—	8,814	7,206
Service Operations	133,367	224,500	206,596
Total segment revenues	941,943	1,040,710	963,196
Other revenue	7,489	6,141	5,564
Consolidated revenue from continuing operations	949,432	1,046,851	968,760
Discontinued operations	32,549	120,884	159,096
Consolidated revenue	$981,981	$1,167,735	$1,127,856
Supplemental Performance Measure
PNOI is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
PNOI
Industrial	$393,909	$351,955	$315,846
Medical Office	103,540	91,099	70,844
Office	38,231	39,820	38,977
Non-reportable Rental Operations	—	4,506	(90)
PNOI, excluding all sold/held for sale properties	535,680	487,380	425,577
PNOI from sold/held-for-sale properties included in continuing operations	27,971	68,451	91,604
PNOI, continuing operations	563,651	555,831	517,181

Earnings from Service Operations	14,197	24,469	22,763

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	20,669	19,412	11,443
Revenues related to lease buyouts	1,567	5,246	11,151
Amortization of lease concessions and above and below market rents	(3,258)	(4,789)	(8,115)
Intercompany rents and other adjusting items	(2,044)	(4,219)	(3,009)
Non-Segment Items:
Equity in earnings (loss) of unconsolidated companies	(3,304)	94,317	54,116
Interest expense	(173,574)	(196,186)	(202,174)
Depreciation expense	(317,329)	(346,275)	(353,456)
Gain on sale of properties	229,702	162,715	59,179
Impairment charges	(22,932)	(49,106)	(3,777)
Interest and other income, net	4,667	1,246	1,887
General and administrative expenses	(58,565)	(49,362)	(42,673)
Gain on land sales	35,054	10,441	9,547
Other operating expenses	(5,947)	(7,191)	(8,144)
Loss on extinguishment of debt	(85,713)	(283)	(9,433)
Acquisition-related activity	(8,499)	(1,099)	(3,093)
Other non-segment revenues and expenses, net	(3,065)	(421)	1,029
Income from continuing operations before income taxes	$185,277	$214,746	$54,422
 The assets for each of the reportable segments at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Rental Operations:
Industrial	$4,552,107	$4,677,047
Medical Office	1,269,546	1,229,632
Office	367,469	1,252,627
Non-reportable Rental Operations	—	71,741
Service Operations	137,257	158,762
Total segment assets	6,326,379	7,389,809
Non-segment assets	590,734	365,030
Consolidated assets	$6,917,113	$7,754,839

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Second Generation Capital Expenditures
Industrial	$45,716	$53,840	$41,971
Medical Office	4,711	3,131	3,106
Office	11,443	41,124	46,600
Non-reportable Rental Operations segments	30	726	121
Total	$61,900	$98,821	$91,798

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2015 are as follows (in thousands):

Year	Amount
2016	$597,811
2017	585,202
2018	525,966
2019	463,653
2020	404,912
Thereafter	1,717,524
$4,295,068

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $193.4 million, $201.8 million and $196.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions up to an amount equal to three percent of the employee's salary and may also make annual discretionary contributions. In February 2013, we revised the Company's matching program, changing the matching contributions from 100% of the employee salary deferral contributions up to two percent of eligible compensation to 50% of the employee salary deferral contributions up to six percent of eligible compensation. Also, a discretionary contribution was declared at the end of 2015, 2014 and 2013. The total expense recognized for this plan was $2.5 million, $2.9 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $6.0 million, $7.0 million and $7.9 million for 2015, 2014 and 2013, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
During 2015, the General Partner issued 233,000 common shares pursuant to its at the market equity program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.5 million. The proceeds from these offerings were contributed to the Partnership and used for general corporate purposes.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, pursuant to the share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our remaining outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million. In conjunction with the repurchases, approximately $618,000 of initial issuance costs, the ratable portion of such costs associated with the repurchased shares, were charged against income attributable to common shareholders. As the result of these repurchases, an adjustment of approximately $483,000 was included as an increase to net income attributable to common shareholders.
In August 2014, the General Partner redeemed all 384,530 shares of its outstanding 6.625% Series J Cumulative Redeemable Preferred Shares ("Series J Shares"). The cash redemption price for the Series J Shares was $96.1 million, or $250 per share, plus dividends accrued through the date of redemption. Original offering costs of $3.2 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In December 2014, the General Partner redeemed all 597,579 shares of its outstanding 6.5% Series K Cumulative Redeemable Preferred Shares ("Series K Shares") and all 733,597 shares of its outstanding 6.6% Series L Cumulative Redeemable Preferred Shares ("Series L Shares"). The cash redemption price for the Series K Shares and the Series L Shares was $149.4 million and $183.4 million respectively, or $250 per share, plus dividends accrued through the date of redemption. Original offering costs of $5.0 million and $6.0 million were included as a reduction to net income attributable to common shareholders for the Series K Shares and Series L Shares respectively, in conjunction with the redemption of these shares.
During 2014, the General Partner issued 16.4 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $292.3 million and, after deducting commissions and other costs, net proceeds of approximately $289.1 million. The proceeds from these offerings were used for share redemptions and general corporate purposes, which include the funding of development costs.
In April 2014, the General Partner's shareholders approved an increase in the number of authorized shares of the General Partner's common stock from 400 million to 600 million.
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
Throughout 2013, the General Partner issued 4.8 million shares of common stock pursuant to its at the market equity program, generating gross proceeds of approximately $79.3 million and, after deducting commissions and other costs, net proceeds of approximately $77.8 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares at their liquidation amount of $178.0 million. Original offering costs of $5.9 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
Partnership
For each common share or preferred share that the General Partner issues, the Partnership issues a corresponding Common Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases common shares or preferred shares, the Partnership redeems the corresponding Common Units or Preferred Units held by the General Partner at the same price.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Stock Based Compensation
We are authorized to issue up to 13.8 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
Restricted Stock Units
Under our 2015 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2015, and our 2015 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected management employees. A RSU is economically equivalent to a share of the General Partner's common stock.
RSUs granted to employees in 2015 vest ratably over a three-year period and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to employees prior to 2015 vest ratably over a five-year period and are payable in the same manner. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
To the extent that a recipient of a RSU grant is not determined to be retirement eligible, as defined by the Compensation Plans, we recognize expense on a straight-line basis over the vesting period. Expense is recognized immediately at the date of grant to the extent a recipient is retirement eligible and expense is accelerated to the extent that a participant will become retirement eligible prior to the end of the contractual life of granted RSUs.
The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2015:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSU's at December 31, 2014	2,150,009	$15.03
Granted	611,075	$21.15
Vested	(758,457)	$14.13
Forfeited	(187,505)	$17.02
RSU's at December 31, 2015	1,815,122	$17.26
Compensation cost recognized for RSUs totaled $11.7 million, $12.3 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $10.9 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 2.1 years.

The weighted average grant date fair value of RSUs as of December 31, 2013 was $13.71.

(13)	Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering the fair value of the hedging instruments, in any period presented.

(14)	Commitments and Contingencies
The Partnership has guaranteed the repayment of $34.0 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of secured and unsecured loans of two of our unconsolidated subsidiaries. At December 31, 2015, the maximum guarantee exposure for these loans was approximately $90.3 million.
We lease certain land positions with terms extending to August 2111, with a total future payment obligation of $306.5 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $11.1 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2015.

(15)	Selected Interim Financial Information (unaudited)

The tables below are the Company's selected quarterly information for the years ended December 31, 2015 and 2014 (in thousands, except number of properties and per share or per Common Unit data):

	Quarter Ended
2015	December 31	September 30	June 30	March 31

Rental and related revenue	$198,516	$200,938	$201,996	$214,615
General contractor and service fee revenue	$23,047	$33,599	$23,901	$52,820

General Partner
Net income attributable to common shareholders	$24,252	$76,434	$449,380	$65,244
Basic income per common share	$0.07	$0.22	$1.30	$0.19
Diluted income per common share	$0.07	$0.22	$1.30	$0.19
Weighted average common shares	345,267	345,256	345,098	344,597
Weighted average common shares and potential dilutive securities	349,532	352,150	349,161	348,653

Partnership
Net income attributable to common unitholders	$24,444	$77,185	$454,142	$65,943
Basic income per Common Unit	$0.07	$0.22	$1.30	$0.19
Diluted income per Common Unit	$0.07	$0.22	$1.30	$0.19
Weighted average Common Units	348,769	348,760	348,728	348,292
Weighted average Common Units and potential dilutive securities	349,532	352,150	349,161	348,653

2014	December 31	September 30	June 30	March 31

Rental and related revenue	$206,859	$202,067	$204,780	$208,645
General contractor and service fee revenue	$39,429	$59,739	$69,512	$55,820

General Partner
Net income (loss) attributable to common shareholders	$(3,011)	$61,533	$127,688	$18,683
Basic income (loss) per common share	$(0.01)	$0.18	$0.38	$0.06
Diluted income (loss) per common share	$(0.01)	$0.18	$0.38	$0.06
Weighted average common shares	342,853	341,165	331,753	327,106
Weighted average common shares and potential dilutive securities	342,853	345,826	336,414	331,716

Partnership
Net income (loss) attributable to common unitholders	$(3,122)	$62,328	$129,381	$18,933
Basic income (loss) per Common Unit	$(0.01)	$0.18	$0.38	$0.06
Diluted income (loss) per Common Unit	$(0.01)	$0.18	$0.38	$0.06
Weighted average Common Units	346,934	345,545	336,139	331,493
Weighted average Common Units and potential dilutive securities	346,934	345,826	336,414	331,716

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following distributions at its regularly scheduled board meeting held on January 27, 2016:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.18	February 16, 2016	February 29, 2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Anaheim, California
Kraemer Building 1	Industrial	—	6,648	7,008	86	6,648	7,094	13,742	803	1999	2013

Atlanta, Georgia
Airport Distribution Ctr III	Industrial	—	4,064	11,990	113	4,064	12,103	16,167	1,175	2002	2014

Aurora, Illinois
880 North Enterprise Street	Industrial	3,309	964	4,712	968	963	5,681	6,644	2,282	2000	2000
Genera Corporation	Industrial	2,992	1,957	3,538	26	1,957	3,564	5,521	1,752	2004	2004
Butterfield 2805	Industrial	13,655	9,185	10,795	6,121	9,272	16,829	26,101	5,963	2008	2008
940 N. Enterprise	Industrial	—	2,674	6,955	1,179	2,674	8,134	10,808	1,150	1998	2012

Austell, Georgia
Hartman Business Center V	Industrial	—	2,640	21,471	—	2,640	21,471	24,111	3,259	2008	2012

Baltimore, Maryland
5901 Holabird Ave.	Industrial	—	3,345	3,957	3,476	3,345	7,433	10,778	3,928	2008	2008
5003 Holabird Ave.	Industrial	—	6,488	9,162	1,961	6,488	11,123	17,611	4,262	2008	2008
2010 Broening Hwy.	Industrial	—	37,557	38,061	—	37,557	38,061	75,618	4,134	2014	2014
5501 Holabird Ave.	Industrial	—	13,724	10,526	—	13,724	10,526	24,250	1,319	2014	2014

Baytown, Texas
Cedar Crossing	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	3,291	2005	2007

Bolingbrook, Illinois
Dawes Transportation	Industrial	—	3,050	4,164	142	3,050	4,306	7,356	2,436	2005	2005
515 Crossroads Parkway	Industrial	2,761	917	4,128	731	917	4,859	5,776	1,735	1999	2002
Crossroads 1	Industrial	3,583	1,418	5,743	682	1,418	6,425	7,843	1,582	1998	2010
Crossroads 3	Industrial	2,652	1,330	4,389	310	1,330	4,699	6,029	1,006	2000	2010
370 Crossroads Parkway	Industrial	—	2,409	5,319	786	2,409	6,105	8,514	1,700	1989	2011
605 Crossroads Parkway	Industrial	—	3,656	7,832	257	3,656	8,089	11,745	1,491	1998	2011
335 Crossroads Parkway	Industrial	—	2,574	8,384	437	2,574	8,821	11,395	1,173	1997	2012

Boynton Beach, Florida
Gateway Center 1	Industrial	—	4,271	5,809	1,439	4,271	7,248	11,519	1,558	2002	2010
Gateway Center 2	Industrial	—	2,006	4,698	134	2,006	4,832	6,838	973	2002	2010
Gateway Center 3	Industrial	—	2,381	3,245	80	2,381	3,325	5,706	723	2002	2010
Gateway Center 4	Industrial	—	1,800	2,668	117	1,800	2,785	4,585	616	2000	2010
Gateway Center 5	Industrial	—	1,238	2,022	1,031	1,238	3,053	4,291	912	2000	2010
Gateway Center 6	Industrial	—	1,238	1,935	695	1,238	2,630	3,868	762	2000	2010
Gateway Center 7	Industrial	—	1,800	2,719	41	1,800	2,760	4,560	589	2000	2010
Gateway Center 8	Industrial	—	4,781	10,343	1,730	4,781	12,073	16,854	2,367	2004	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Braselton, Georgia
Braselton II	Industrial	—	1,365	7,728	5,359	1,884	12,568	14,452	4,008	2001	2001
625 Braselton Pkwy	Industrial	19,605	9,855	21,103	5,827	11,062	25,723	36,785	10,145	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,874	5,323	8,227	14,197	22,424	6,615	2008	2008

Brentwood, Tennessee
Brentwood South Bus Ctr I	Industrial	—	1,065	4,800	1,778	1,065	6,578	7,643	2,737	1987	1999
Brentwood South Bus Ctr II	Industrial	—	1,065	2,306	1,822	1,065	4,128	5,193	1,746	1987	1999
Brentwood South Bus Ctr III	Industrial	—	848	3,345	1,427	848	4,772	5,620	1,874	1989	1999

Bridgeton, Missouri
DukePort I	Industrial	—	2,124	5,374	474	2,124	5,848	7,972	1,548	1996	2010
DukePort II	Industrial	—	1,470	2,880	94	1,470	2,974	4,444	889	1997	2010
DukePort V	Industrial	—	600	2,898	299	600	3,197	3,797	677	1998	2010
DukePort VI	Industrial	—	1,664	6,104	182	1,664	6,286	7,950	1,732	1999	2010
DukePort VII	Industrial	—	834	3,865	135	834	4,000	4,834	802	1999	2010
DukePort IX	Industrial	—	2,475	5,597	1,755	2,475	7,352	9,827	1,596	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,332	390	703	5,719	6,422	2,454	1999	1998
Crosstown North Bus. Ctr. 1	Industrial	3,221	835	4,558	1,241	1,121	5,513	6,634	2,358	1998	1999
Crosstown North Bus. Ctr. 4	Industrial	4,908	2,079	5,685	1,776	2,233	7,307	9,540	3,148	1999	1999
Crosstown North Bus. Ctr. 5	Industrial	2,839	1,079	3,885	782	1,166	4,580	5,746	1,796	2000	2000
Crosstown North Bus. Ctr. 10	Industrial	3,656	2,757	3,018	1,471	2,723	4,523	7,246	2,217	2005	2005
Crosstown North Bus. Ctr. 12	Industrial	6,952	4,564	7,759	1,153	4,564	8,912	13,476	3,527	2005	2005

Burleson, Texas
Baylor Emergency @ Burleson	Medical Office	—	3,425	9,902	480	3,425	10,382	13,807	906	2014	2014

Burr Ridge, Illinois
Burr Ridge Medical Center	Medical Office	—	5,392	31,506	2,074	5,392	33,580	38,972	5,138	2010	2012

Carmel, Indiana
Hamilton Crossing I	Office	—	833	1,645	3,370	845	5,003	5,848	2,678	2000	1993
Hamilton Crossing II	Office	—	313	163	1,716	313	1,879	2,192	964	1997	1997
Hamilton Crossing III	Office	—	890	5,814	5,127	890	10,941	11,831	3,737	2000	2000
Hamilton Crossing IV	Office	—	515	4,323	780	515	5,103	5,618	2,179	1999	1999
Hamilton Crossing VI	Office	—	1,044	12,596	1,363	1,068	13,935	15,003	5,856	2004	2004
St. Vincent Women's Carmel MOB	Medical Office	—	20	17,569	—	20	17,569	17,589	749	2015	2015

Carol Stream, Illinois
Carol Stream IV	Industrial	7,969	3,204	11,824	1,427	3,204	13,251	16,455	4,465	2004	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Carol Stream I	Industrial	—	1,095	3,200	168	1,095	3,368	4,463	718	1998	2010
Carol Stream III	Industrial	—	1,556	6,300	469	1,569	6,756	8,325	1,451	2002	2010
250 Kehoe Blvd, Carol Stream	Industrial	—	1,715	7,560	249	1,715	7,809	9,524	1,231	2008	2011
720 Center Avenue	Industrial	—	4,031	20,735	1,024	4,756	21,034	25,790	5,073	1999	2011

Cedar Park, Texas
Cedar Park MOB I	Medical Office	—	576	15,666	990	576	16,656	17,232	4,158	2007	2011

Cedartown, Georgia
Harbin Clinic Cedartown MOB	Medical Office	—	755	3,121	—	755	3,121	3,876	507	2007	2012

Celebration, Florida
Celebration Medical Plaza	Medical Office	11,767	558	17,335	636	558	17,971	18,529	3,713	2006	2012

Charlotte, North Carolina
Morehead Medical Plaza	Medical Office	—	191	39,047	188	191	39,235	39,426	8,512	2006	2010

Chino, California
Chino I	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	2,086	2013	2013

Cincinnati, Ohio
311 Elm	Office	—	339	4,936	1,513	—	6,788	6,788	5,558	1986	1993
8230 Kenwood Commons	Office	2,040	638	3,668	1,412	638	5,080	5,718	3,924	1986	1993
8280 Kenwood Commons	Office	1,060	638	2,130	907	638	3,037	3,675	2,025	1986	1993
Kenwood Medical Office Bldg.	Medical Office	—	—	7,566	100	—	7,666	7,666	3,377	1999	1999
World Park Building 17	Industrial	—	1,133	5,550	262	1,133	5,812	6,945	1,132	1994	2010
World Park Building 18	Industrial	—	1,268	5,200	103	1,268	5,303	6,571	1,154	1997	2010
World Park Building 28	Industrial	—	870	5,251	638	870	5,889	6,759	1,151	1998	2010
World Park Building 29	Industrial	—	1,605	10,220	185	1,605	10,405	12,010	2,068	1998	2010
World Park Building 30	Industrial	—	2,492	11,964	4,558	2,492	16,522	19,014	2,892	1999	2010
World Park Building 31	Industrial	—	533	2,531	354	533	2,885	3,418	657	1998	2010
Western Ridge	Medical Office	—	1,894	8,028	811	1,915	8,818	10,733	2,188	2010	2010
Western Ridge MOB II	Medical Office	—	1,020	3,544	59	1,020	3,603	4,623	775	2011	2011
Good Samaritan Clifton	Medical Office	—	50	8,438	105	50	8,543	8,593	1,288	1992	2012
TriHealth Cardiology Anderson	Medical Office	—	1,095	3,852	538	1,095	4,390	5,485	521	2013	2013
West Chester Medical Off. Bldg	Medical Office	—	1,818	9,544	192	1,818	9,736	11,554	603	2014	2014

College Station, Texas
College Station Medical Center	Medical Office	—	5,551	33,770	2,003	5,551	35,773	41,324	4,930	2013	2013

Colleyville, Texas
Baylor Emergency @ Colleyville	Medical Office	—	2,853	6,404	23	2,853	6,427	9,280	519	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	15,140	8,198	16,878	3,283	8,198	20,161	28,359	13,100	2004	2004
Point West VI	Industrial	15,941	10,181	14,519	7,176	10,190	21,686	31,876	7,909	2008	2008
Point West VII	Industrial	13,880	6,785	13,663	6,659	7,201	19,906	27,107	9,235	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	(189)	117	—	117	—	n/a	2009
Point West VIII	Industrial	—	3,267	8,695	—	3,267	8,695	11,962	480	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	40	8,677	16,818	25,495	4,064	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	1,725	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	3,500	2004	2013

Dallas, Texas
Baylor Administration Building	Medical Office	—	50	14,435	100	150	14,435	14,585	3,379	2009	2009

Davenport, Florida
Park 27 Distribution Center I	Industrial	—	2,449	5,224	236	2,504	5,405	7,909	2,912	2003	2003
Park 27 Distribution Center II	Industrial	—	4,374	6,041	5,143	4,502	11,056	15,558	4,192	2007	2007

Davie, Florida
Westport Business Park 1	Industrial	—	1,200	1,317	88	1,200	1,405	2,605	431	1991	2011
Westport Business Park 2	Industrial	—	1,088	798	245	1,088	1,043	2,131	313	1991	2011
Westport Business Park 3	Industrial	—	2,363	6,333	882	2,363	7,215	9,578	1,596	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	5,158	5	2,331	5,163	7,494	1,114	2006	2012

Duluth, Georgia
2775 Premiere Parkway	Industrial	6,654	560	4,413	641	560	5,054	5,614	2,059	1997	1999
3079 Premiere Parkway	Industrial	9,492	776	4,589	2,575	776	7,164	7,940	2,956	1998	1999
2855 Premiere Parkway	Industrial	6,047	765	3,042	1,106	765	4,148	4,913	1,791	1999	1999
6655 Sugarloaf	Industrial	13,241	1,651	6,930	1,087	1,659	8,009	9,668	3,080	1998	2001
6650 Sugarloaf Parkway	Office	—	1,573	3,843	843	1,573	4,686	6,259	1,008	2004	2011
2450 Meadowbrook Parkway	Industrial	—	383	1,579	645	383	2,224	2,607	573	1989	2010
2625 Pinemeadow Court	Industrial	—	861	3,266	222	861	3,488	4,349	816	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,281	305	540	2,586	3,126	699	1996	2010
2450 Satellite Boulevard	Industrial	—	556	2,456	183	556	2,639	3,195	918	1994	2010

DuPont, WA
Amazon DuPont	Industrial	—	34,634	39,342	(1,167)	34,515	38,294	72,809	5,000	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Durham, North Carolina
1805 T.W. Alexander Drive	Industrial	—	4,110	10,497	241	4,110	10,738	14,848	1,805	2000	2011
1757 T.W. Alexander Drive	Industrial	8,383	2,998	9,095	—	2,998	9,095	12,093	1,679	2007	2011

Eagan, Minnesota
Apollo Industrial Ctr I	Industrial	3,250	866	3,601	1,913	895	5,485	6,380	2,606	1997	1997
Apollo Industrial Ctr II	Industrial	1,641	474	2,282	514	474	2,796	3,270	1,119	2000	2000
Apollo Industrial Ctr III	Industrial	3,820	1,432	5,997	33	1,432	6,030	7,462	2,383	2000	2000
Silver Bell Commons	Industrial	—	1,807	4,666	2,338	1,740	7,071	8,811	3,072	1999	1999
Trapp Road Commerce Center I	Industrial	2,174	671	3,633	516	691	4,129	4,820	1,899	1996	1998
Trapp Road Commerce Center II	Industrial	3,685	1,250	5,711	1,433	1,250	7,144	8,394	3,159	1998	1998

Earth City, Missouri
Corporate Trail Distribution	Industrial	—	2,850	6,151	2,239	2,875	8,365	11,240	4,308	2006	2006

East Point, Georgia
Camp Creek Bldg 1400	Industrial	5,871	561	2,174	2,069	633	4,171	4,804	1,715	1988	2001
Camp Creek Bldg 1800	Industrial	4,418	462	2,176	1,043	515	3,166	3,681	1,323	1989	2001
Camp Creek Bldg 2000	Industrial	5,014	395	2,188	1,233	504	3,312	3,816	1,551	1989	2001
Camp Creek Bldg 2400	Industrial	4,536	296	1,224	1,961	369	3,112	3,481	1,142	1988	2001
Camp Creek Bldg 2600	Industrial	4,122	364	1,943	1,635	432	3,510	3,942	2,664	1990	2001
3201 Centre Parkway	Industrial	22,807	4,406	9,498	5,211	6,820	12,295	19,115	6,937	2004	2004
Camp Creek Building 1200	Industrial	—	1,334	608	1,252	1,400	1,794	3,194	1,099	2005	2005
3900 North Commerce	Industrial	6,245	1,059	2,966	2,340	1,210	5,155	6,365	1,526	2005	2005
3909 North Commerce	Industrial	—	5,687	10,175	26,358	15,102	27,118	42,220	14,339	2014	2006
4200 North Commerce Drive	Industrial	14,127	2,065	7,076	3,625	2,416	10,350	12,766	3,278	2006	2006
Camp Creek Building 1000	Industrial	—	1,537	1,538	1,305	1,606	2,774	4,380	2,030	2006	2006
3000 Centre Parkway	Industrial	—	1,163	1,072	1,248	1,252	2,231	3,483	1,064	2007	2007
1500 Centre Parkway	Office	—	1,683	3,099	3,422	1,814	6,390	8,204	1,958	2008	2008
1100 Centre Parkway	Industrial	—	1,309	4,881	530	1,382	5,338	6,720	1,709	2008	2008
4800 N. Commerce Dr. (Site Q)	Industrial	—	2,476	4,650	2,070	2,724	6,472	9,196	2,670	2008	2008
4100 North Commerce Drive	Industrial	—	3,130	9,115	527	3,312	9,460	12,772	1,282	2013	2013
FedEx BTS	Industrial	—	1,878	3,842	93	1,878	3,935	5,813	407	2014	2014

Edwardsville, Illinois
Lakeview Commerce Building I	Industrial	—	4,561	18,604	31	4,561	18,635	23,196	2,787	2006	2013

Elk Grove Village, Illinois
1717 Busse Road, Elk Grove IL	Industrial	12,434	3,602	19,016	—	3,602	19,016	22,618	3,197	2004	2011
Yusen BTS	Industrial	—	8,152	9,948	253	8,157	10,196	18,353	1,634	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Ellenwood, Georgia
Anvil Block Road BTS	Industrial	—	4,664	9,265	21	4,664	9,286	13,950	727	2014	2014

Fairfax, Virginia
Fair Oaks MOB	Medical Office	—	808	28,570	315	808	28,885	29,693	5,442	2009	2012

Fairfield, Ohio
Union Centre Industrial Park 2	Industrial	—	5,635	8,709	2,278	5,635	10,987	16,622	4,788	2008	2008

Fishers, Indiana
Exit 5 Building 1	Industrial	—	822	2,561	791	581	3,593	4,174	1,332	1999	1999
Exit 5 Building 2	Industrial	—	749	2,506	1,190	555	3,890	4,445	1,492	2000	2000
St. Vincent Fishers Hosp MOB	Medical Office	—	—	22,956	5,515	4,235	24,236	28,471	12,039	2008	2008

Flower Mound, Texas
Lakeside Ranch Bldg 20	Industrial	—	9,861	20,994	350	9,861	21,344	31,205	6,189	2007	2011

Fort Worth, Texas
Riverpark Bldg 700	Industrial	—	3,975	10,766	239	3,975	11,005	14,980	3,053	2007	2011

Franklin, Tennessee
Aspen Grove Business Ctr I	Industrial	—	936	3,551	3,850	936	7,401	8,337	3,141	1996	1999
Aspen Grove Business Ctr II	Industrial	—	1,151	5,933	1,443	1,151	7,376	8,527	2,878	1996	1999
Aspen Grove Business Ctr III	Industrial	—	970	5,090	806	970	5,896	6,866	2,563	1998	1999
Aspen Grove Business Center IV	Industrial	—	492	2,215	597	492	2,812	3,304	997	2002	2002
Aspen Grove Business Ctr V	Industrial	—	943	5,004	2,699	943	7,703	8,646	3,819	1996	1999
Brentwood South Bus Ctr IV	Industrial	—	569	1,689	1,432	569	3,121	3,690	1,485	1990	1999
Brentwood South Bus Ctr V	Industrial	—	445	1,751	372	445	2,123	2,568	893	1990	1999
Brentwood South Bus Ctr VI	Industrial	1,019	489	1,007	1,065	489	2,072	2,561	818	1990	1999

Franklin Park, Illinois
O'Hare Distribution Ctr	Industrial	—	3,900	2,702	1,558	3,900	4,260	8,160	1,217	2007	2007

Frisco, Texas
Duke Bridges VII	Medical Office	—	3,842	28,926	51	3,842	28,977	32,819	2,563	2014	2014

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	189	n/a	2006

Garner, North Carolina
600 Greenfield North	Industrial	—	597	2,456	525	598	2,980	3,578	436	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
700 Greenfield North	Industrial	—	468	2,664	180	469	2,843	3,312	801	2007	2011
800 Greenfield North	Industrial	—	438	5,772	154	440	5,924	6,364	878	2004	2011
900 Greenfield North	Industrial	—	422	6,249	829	425	7,075	7,500	1,040	2007	2011
N. Greenfield Pkwy Ground DCLP	Grounds	—	214	222	—	214	222	436	20	n/a	2015

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,631	4,778	17,624	22,402	2,420	2013	2011

Germantown, Tennessee
Centerre Baptist Rehab Hosp.	Medical Office	—	1,032	16,045	199	1,256	16,020	17,276	1,051	2014	2014

Goodyear, Arizona
Goodyear One	Industrial	—	5,142	3,971	2,061	5,142	6,032	11,174	2,891	2008	2008

Gouldsboro, Pennsylvania
400 First Avenue	Industrial	—	9,500	51,645	208	9,500	51,853	61,353	4,952	2007	2013

Grand Prairie, Texas
Grand Lakes I	Industrial	—	8,106	10,627	2,785	8,040	13,478	21,518	6,827	2006	2006
Grand Lakes II	Industrial	—	11,853	12,941	11,191	11,853	24,132	35,985	9,015	2008	2008
Pioneer 161 Building	Industrial	—	7,381	17,628	13	7,381	17,641	25,022	5,012	2008	2011

Grove City, Ohio
SouthPointe Building A	Industrial	—	844	5,171	490	844	5,661	6,505	1,092	1995	2010
SouthPointe Building B	Industrial	—	790	4,880	60	790	4,940	5,730	982	1996	2010
SouthPointe Building C	Industrial	—	754	6,418	83	754	6,501	7,255	1,349	1996	2010

Groveport, Ohio
6600 Port Road	Industrial	—	2,725	20,792	2,864	3,213	23,168	26,381	10,489	1998	1997
Groveport Commerce Center #437	Industrial	5,275	1,049	6,578	2,779	1,049	9,357	10,406	4,034	1999	1999
Groveport Commerce Center #168	Industrial	2,237	510	2,496	1,679	510	4,175	4,685	1,597	2000	2000
Groveport Commerce Center #345	Industrial	4,246	435	5,549	2,134	435	7,683	8,118	2,713	2000	2000
Groveport Commerce Center #667	Industrial	8,096	4,420	10,954	992	4,420	11,946	16,366	5,696	2005	2005
Rickenbacker 936	Industrial	—	5,680	23,872	5	5,680	23,877	29,557	4,038	2008	2010

Hamilton, Ohio
Bethesda Specialty Hospital	Medical Office	—	1,499	4,990	4,329	1,499	9,319	10,818	1,229	2000	2012
Bethesda Imaging/ER	Medical Office	—	751	3,325	3,925	1,239	6,762	8,001	1,018	2013	2012
Bethesda Sleep Center	Medical Office	—	501	2,220	24	501	2,244	2,745	377	2008	2012
Bethesda Condo 1	Medical Office	—	—	664	1,102	—	1,766	1,766	157	2004	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Bethesda Condo 2	Medical Office	—	—	3,440	1,214	—	4,654	4,654	754	2008	2012
3090 McBride Road	Medical Office	—	375	1,098	53	375	1,151	1,526	184	2008	2012

Hazelwood, Missouri
Lindbergh Distribution Center	Industrial	—	8,200	9,366	3,597	8,491	12,672	21,163	4,415	2007	2007

Hebron, Kentucky
Southpark Building 4	Industrial	—	779	2,859	4,757	779	7,616	8,395	2,254	1994	1994
CR Services	Industrial	—	1,085	3,853	1,758	1,085	5,611	6,696	2,930	1994	1994
Hebron Building 1	Industrial	—	8,855	10,961	392	8,855	11,353	20,208	6,104	2006	2006
Hebron Building 2	Industrial	—	6,790	6,946	3,852	6,813	10,775	17,588	4,349	2007	2007
Skyport Building 1	Industrial	—	1,057	5,876	—	1,057	5,876	6,933	1,172	1997	2010
Skyport Building 2	Industrial	—	1,400	8,956	279	1,400	9,235	10,635	1,881	1998	2010
Skyport Building 3	Industrial	—	2,016	8,512	261	2,016	8,773	10,789	1,859	2000	2010
Skyport Building 5	Industrial	—	2,878	7,408	838	2,878	8,246	11,124	3,337	2006	2010
Southpark Building 1	Industrial	—	553	1,627	325	553	1,952	2,505	486	1990	2010
Southpark Building 3	Industrial	—	755	3,982	67	755	4,049	4,804	980	1991	2010

Holly Springs, North Carolina
REX Holly Springs MOB	Medical Office	—	11	7,724	648	11	8,372	8,383	1,345	2011	2011

Hopkins, Minnesota
Cornerstone Business Center	Industrial	739	1,469	7,892	1,743	1,454	9,650	11,104	4,194	1996	1997

Houston, Texas
Point North One	Industrial	—	3,125	2,178	2,494	3,125	4,672	7,797	1,869	2008	2008
Point North Two	Industrial	—	4,210	5,651	4,321	4,581	9,601	14,182	2,042	2013	2013
Point North Four	Industrial	—	3,957	15,093	—	3,957	15,093	19,050	815	2014	2014
Sam Houston Crossing Two	Office	—	2,088	17,392	1,675	2,088	19,067	21,155	3,064	2013	2013
Westland I	Industrial	—	4,183	4,837	3,317	4,233	8,104	12,337	4,122	2008	2008
Westland II	Industrial	—	3,439	8,890	501	3,246	9,584	12,830	2,544	2011	2011
Gateway Northwest One	Industrial	—	7,204	8,028	4,088	7,204	12,116	19,320	613	2014	2014
Gateway Northwest Two	Industrial	—	2,981	3,122	1,359	2,981	4,481	7,462	239	2014	2014
22008 N Berwick Dr	Industrial	—	2,981	5,049	—	2,981	5,049	8,030	92	2002	2015

Humble, Texas
Point North Five	Industrial	—	5,333	6,946	—	5,333	6,946	12,279	—	2015	2015

Huntley, Illinois
Huntley Dist. Ctr. (Weber)	Industrial	—	7,539	34,141	—	7,539	34,141	41,680	759	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hutchins, Texas
Duke Intermodal I	Industrial	9,011	5,290	9,242	2,645	5,290	11,887	17,177	4,991	2006	2006

Indianapolis, Indiana
St. Vincent Max Simon MOB	Medical Office	—	3,209	11,575	449	3,209	12,024	15,233	3,622	2007	2011
Centerre/Community Rehab Hosp	Medical Office	—	1,150	16,709	172	1,150	16,881	18,031	2,258	2013	2013
Park 100 Building 96	Industrial	6,968	1,171	12,641	144	1,424	12,532	13,956	6,524	1997	1995
Park 100 Building 98	Industrial	—	273	4,659	4,403	273	9,062	9,335	4,474	1995	1994
Park 100 Building 100	Industrial	—	103	1,557	905	103	2,462	2,565	1,294	1995	1995
Park 100 Building 124	Office	—	227	2,126	799	227	2,925	3,152	1,193	1992	2002
Park 100 Building 127	Industrial	—	96	1,280	690	96	1,970	2,066	1,014	1995	1995
Park 100 Building 141	Industrial	1,960	1,120	2,516	327	1,120	2,843	3,963	1,349	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	90	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	2	n/a	2003
Hewlett Packard Land Lse-62	Grounds	—	45	—	—	45	—	45	16	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	522	n/a	2006
One Parkwood Crossing	Office	—	1,018	8,208	2,759	1,018	10,967	11,985	5,411	1989	1995
Three Parkwood Crossing	Office	—	1,377	6,013	2,372	1,316	8,446	9,762	4,047	1997	1997
Four Parkwood Crossing	Office	—	1,383	9,446	2,747	1,431	12,145	13,576	5,276	1998	1998
Five Parkwood Crossing	Office	—	1,485	10,142	3,190	1,485	13,332	14,817	5,331	1999	1999
Six Parkwood Crossing	Office	—	1,895	12,221	2,252	1,895	14,473	16,368	5,653	2000	2000
Seven Parkwood Crossing	Office	—	1,877	4,065	1,498	1,877	5,563	7,440	1,300	2000	2011
Eight Parkwood Crossing	Office	—	6,435	12,693	2,395	6,435	15,088	21,523	6,699	2003	2003
Nine Parkwood Crossing	Office	—	6,046	12,737	3,325	6,047	16,061	22,108	6,333	2005	2005
One West	Office	13,671	5,361	16,164	5,140	5,361	21,304	26,665	6,372	2007	2007
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	686	2008	2009
One West Parking Garage	Grounds	—	—	1,616	—	—	1,616	1,616	178	2007	2011
Woodland I	Office	—	290	2,990	2,090	290	5,080	5,370	2,269	1998	1998
Woodland II	Office	—	271	2,662	2,076	271	4,738	5,009	2,026	1999	1999
Woodland III	Office	—	1,227	3,232	1,276	1,433	4,302	5,735	1,578	2000	2000
Woodland V	Office	—	768	9,954	94	768	10,048	10,816	4,827	2003	2003
Woodland VI	Office	—	2,145	10,129	4,318	2,145	14,447	16,592	5,826	2008	2008
Woodland VII	Office	—	1,622	7,950	—	1,622	7,950	9,572	171	2015	2015
North Airport Park Bldg 2	Industrial	—	1,800	4,826	303	1,800	5,129	6,929	1,296	1997	2010
Park 100 Building 48	Industrial	—	690	1,713	602	690	2,315	3,005	526	1984	2010
Park 100 Building 58	Industrial	—	642	2,201	146	642	2,347	2,989	621	1984	2010
Park 100 Building 62	Industrial	—	616	395	380	616	775	1,391	208	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 Building 83	Industrial	—	427	1,372	165	427	1,537	1,964	438	1989	2010
Park 100 Building 84	Industrial	—	427	1,894	229	427	2,123	2,550	514	1989	2010
Park 100 Building 87	Industrial	—	1,136	6,570	1,805	1,136	8,375	9,511	1,944	1989	2010
Park 100 Building 97	Industrial	—	1,070	4,903	196	1,070	5,099	6,169	1,022	1994	2010
Park 100 Building 128	Industrial	7,600	1,152	13,688	507	1,152	14,195	15,347	2,775	1996	2010
Park 100 Building 129	Industrial	5,439	1,280	8,942	2,079	1,280	11,021	12,301	2,125	2000	2010
Park 100 Building 131	Industrial	6,314	1,680	10,834	483	1,680	11,317	12,997	2,180	1997	2010

Jourdanton, Texas
Jourdanton MOB	Medical Office	—	583	10,152	—	583	10,152	10,735	736	2013	2014

Katy, Texas
Methodist St Catherine Plaza 1	Medical Office	—	47	8,320	277	47	8,597	8,644	1,231	2001	2011
Methodist St Catherine Plaza 2	Medical Office	—	122	11,995	316	122	12,311	12,433	2,318	2004	2011
Methodist St Catherine Plaza 3	Medical Office	—	131	9,949	143	131	10,092	10,223	2,714	2006	2011

Keller, Texas
Baylor Emergency @ Keller	Medical Office	—	2,365	10,028	219	2,365	10,247	12,612	1,163	2013	2013

Kissimmee, Florida
Kissimmee Medical Plaza	Medical Office	—	763	18,221	265	763	18,486	19,249	2,876	2009	2012

Kutztown, Pennsylvania
West Hills Building Center A	Industrial	—	15,340	47,981	46	15,340	48,027	63,367	3,632	2014	2014
West Hills Building Center B	Industrial	—	5,218	13,029	—	5,218	13,029	18,247	395	2015	2015

Kyle, Texas
Seton Hays MOB I	Medical Office	—	165	11,730	4,535	165	16,265	16,430	3,383	2009	2009

La Miranda, California
Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	5,606	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Las Cruces, New Mexico
Mountain View Medical Plaza	Medical Office	—	430	18,892	771	430	19,663	20,093	2,318	2003	2012

Lawrenceville, Georgia
Weyerhaeuser BTS	Industrial	8,896	3,974	2,935	56	3,982	2,983	6,965	2,656	2004	2004

Lebanon, Indiana
Lebanon Building 4	Industrial	10,733	305	8,664	221	177	9,013	9,190	3,925	2000	1997

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lebanon Building 9	Industrial	10,346	554	6,528	1,067	340	7,809	8,149	3,167	1999	1999
Lebanon Building 12	Industrial	22,391	5,163	11,249	782	5,163	12,031	17,194	6,672	2003	2003
Lebanon Building 13	Industrial	8,095	561	5,156	436	1,901	4,252	6,153	2,420	2003	2003
Lebanon Building 14	Industrial	19,503	2,813	11,137	1,948	2,813	13,085	15,898	5,072	2005	2005
Lebanon Building 1(Amer Air)	Industrial	—	312	3,786	37	312	3,823	4,135	962	1996	2010
Lebanon Building 2	Industrial	—	948	19,037	7,733	1,268	26,450	27,718	4,204	2014	2010
Lebanon Building 6	Industrial	10,615	699	8,250	30	699	8,280	8,979	2,090	1998	2010

Lebanon, Tennessee
Pk 840 Logistics Cnt. Bldg 653	Industrial	—	6,776	8,469	5,889	6,776	14,358	21,134	5,884	2006	2006
Park 840 East Log. Ctr Bld 300	Industrial	—	7,731	14,881	784	7,852	15,544	23,396	2,842	2013	2013

Linden, New Jersey
801 West Linden Ave.	Industrial	—	22,134	23,645	3,152	22,134	26,797	48,931	1,254	2014	2014
301 Pleasant Street	Industrial	—	6,933	8,575	—	6,933	8,575	15,508	267	2015	2015

Lockbourne, Ohio
Creekside XXII	Industrial	—	2,868	17,032	289	2,868	17,321	20,189	3,506	2008	2012
Creekside XIV	Industrial	—	1,947	11,600	188	1,947	11,788	13,735	1,740	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	19,239	708	3,770	19,947	23,717	1,848	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	970	2012	2013

Longview, Texas
Longview MOB	Medical Office	14,407	403	26,792	1,007	403	27,799	28,202	5,385	2003	2012

Lynwood, California
Century Distribution Center	Industrial	—	16,847	17,881	41	16,847	17,922	34,769	3,491	2007	2011

Mansfield, Texas
Baylor Emergency @ Mansfield	Medical Office	—	3,238	9,546	13	3,238	9,559	12,797	772	2014	2014

Manteca, California
600 Spreckels Ave	Industrial	—	4,851	19,703	67	4,851	19,770	24,621	2,925	1999	2012

Marble Falls, Texas
Marble Falls Medical Center	Medical Office	—	1,519	18,836	744	1,519	19,580	21,099	2,607	2013	2013

Maryland Heights, Missouri
14000 Riverport Drive	Industrial	—	1,197	8,231	585	942	9,071	10,013	3,945	1992	1997

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Riverport 3	Industrial	—	1,269	1,755	2,502	1,269	4,257	5,526	2,100	2001	2001
Riverport 4	Industrial	—	1,864	3,230	1,916	1,864	5,146	7,010	2,267	2007	2007

McDonough, Georgia
120 Declaration Drive	Industrial	—	615	8,268	1,258	615	9,526	10,141	3,868	1997	1999
250 Declaration Drive	Industrial	19,867	2,273	11,408	3,097	2,312	14,466	16,778	5,370	2001	2001

McKinney, Texas
Baylor McKinney MOB I	Medical Office	—	313	18,762	6,493	313	25,255	25,568	4,725	2012	2012

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	61	4,494	15,772	20,266	1,639	2008	2013

Melrose Park, Illinois
Melrose Business Center	Industrial	—	5,907	17,578	29	5,907	17,607	23,514	3,583	2000	2010

Mequon, Wisconsin
Seton Professional Building	Medical Office	—	560	13,281	600	560	13,881	14,441	2,493	1994	2012

Miami, Florida
9601 NW 112 Ave - Dade Paper	Industrial	—	11,626	14,651	—	11,626	14,651	26,277	1,492	2003	2013

Milwaukee, Wisconsin
Water Tower Medical Commons	Medical Office	—	1,024	43,728	92	1,024	43,820	44,844	6,360	2007	2012

Minooka, Illinois
801 Midpoint Rd	Industrial	—	6,282	33,196	386	6,282	33,582	39,864	3,154	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	18,397	—	10,115	18,397	28,512	3,560	2002	2012

Morgans Point, Texas
Barbours Cut I	Industrial	—	1,482	8,209	—	1,482	8,209	9,691	2,021	2004	2010
Barbours Cut II	Industrial	—	1,447	8,471	—	1,447	8,471	9,918	2,086	2005	2010

Morrisville, North Carolina
2600 Perimeter Park Dr	Industrial	—	975	4,470	1,853	991	6,307	7,298	2,570	1997	1999
3000 Perimeter Park Dr (Met 1)	Industrial	—	482	2,140	1,413	491	3,544	4,035	1,491	1989	1999
2900 Perimeter Park Dr (Met 2)	Industrial	—	235	1,437	1,413	241	2,844	3,085	1,202	1990	1999
2800 Perimeter Park Dr (Met 3)	Industrial	—	777	4,227	1,289	791	5,502	6,293	2,250	1992	1999
2700 Perimeter Park	Industrial	—	662	1,107	1,919	662	3,026	3,688	1,102	2001	2001
Perimeter Four	Office	—	5,135	20,539	—	5,135	20,539	25,674	246	2015	2015
100 Innovation	Industrial	—	633	3,455	1,032	633	4,487	5,120	1,802	1994	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
101 Innovation	Industrial	—	615	3,958	237	615	4,195	4,810	1,722	1997	1999
200 Innovation	Industrial	—	357	3,900	458	357	4,358	4,715	1,802	1999	1999
501 Innovation	Industrial	—	640	5,477	346	640	5,823	6,463	2,324	1999	1999
1000 Innovation	Industrial	—	514	2,906	231	514	3,137	3,651	1,141	1996	2002
1200 Innovation	Industrial	—	740	4,387	361	740	4,748	5,488	1,732	1996	2002
400 Innovation	Industrial	—	908	1,078	387	908	1,465	2,373	869	2004	2004

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Medical Office	—	—	20,564	5,345	7	25,902	25,909	8,325	2008	2008

Murphy, Texas
Baylor Emergency @ Murphy	Medical Office	—	2,218	10,045	796	2,215	10,844	13,059	1,094	2014	2014

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,921	5	3,184	7,922	11,106	3,148	2005	2003
175 Ambassador Drive	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	3,193	2006	2010
1860 W. Jefferson	Industrial	—	7,016	35,581	65	7,016	35,646	42,662	6,354	2000	2012

Nashville, Tennessee
Airpark East-800 Commerce Dr.	Industrial	2,447	1,564	2,341	1,579	1,564	3,920	5,484	1,207	2002	2002
Nashville Business Center I	Industrial	—	936	5,695	1,552	936	7,247	8,183	3,249	1997	1999
Nashville Business Center II	Industrial	—	5,659	8,804	1,333	5,659	10,137	15,796	4,668	2005	2005
Four-Forty Business Center I	Industrial	—	938	6,369	401	938	6,770	7,708	2,687	1997	1999
Four-Forty Business Center III	Industrial	—	1,812	6,838	1,640	1,812	8,478	10,290	3,516	1998	1999
Four-Forty Business Center IV	Industrial	—	1,522	5,069	1,234	1,522	6,303	7,825	2,536	1997	1999
Four-Forty Business Center V	Industrial	—	471	2,182	1,718	471	3,900	4,371	1,358	1999	1999
Four-Forty Business Center II	Industrial	1,889	1,108	4,829	9	1,108	4,838	5,946	901	1996	2010

New Century, Kansas
New Century Building One	Industrial	—	1,710	17,922	(2,309)	1,710	15,613	17,323	2,022	2007	2013
North Bergen, New Jersey
Palisades Ambulatory Care Ctr	Medical Office	—	53	15,650	—	53	15,650	15,703	537	2015	2015

Northlake, Illinois
Northlake I	Industrial	8,120	5,721	9,056	882	5,721	9,938	15,659	3,254	2002	2002
Northlake III-Grnd Whse	Industrial	7,298	5,382	5,708	3,568	5,382	9,276	14,658	3,132	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	22	3,554	12,284	15,838	2,235	1997	2011

Orlando, Florida
Southcenter I-Brede/Allied BTS	Industrial	—	3,094	3,337	131	3,094	3,468	6,562	1,792	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution Ctr. B	Industrial	—	565	4,360	604	570	4,959	5,529	2,026	1996	1999
Parksouth Distribution Ctr. A	Industrial	—	493	4,331	848	498	5,174	5,672	2,207	1997	1999
Parksouth Distribution Ctr. D	Industrial	—	593	4,056	996	597	5,048	5,645	2,301	1998	1999
Parksouth Distribution Ctr. E	Industrial	—	649	4,260	1,190	653	5,446	6,099	2,201	1997	1999
Parksouth Distribution Ctr. F	Industrial	—	1,030	4,511	1,607	1,035	6,113	7,148	2,605	1999	1999
Parksouth Distribution Ctr. H	Industrial	—	725	2,875	1,445	730	4,315	5,045	1,640	2000	2000
Parksouth Distribution Ctr. C	Industrial	—	598	1,710	1,695	674	3,329	4,003	1,420	2003	2001
Parksouth-Benjamin Moore BTS	Industrial	—	708	2,067	83	1,129	1,729	2,858	989	2003	2003
Crossroads VII	Industrial	—	2,803	2,850	4,065	2,803	6,915	9,718	2,243	2006	2006
Crossroads VIII	Industrial	—	2,701	4,424	1,914	2,701	6,338	9,039	2,374	2007	2007
E Orlando Med Surgery Plaza	Medical Office	—	683	14,011	205	683	14,216	14,899	2,385	2009	2012

Otsego, Minnesota
Gateway North 1	Industrial	—	2,243	3,959	1,253	2,287	5,168	7,455	2,185	2007	2007
Gateway North 3	Industrial	—	1,543	6,620	—	1,543	6,620	8,163	178	2015	2015
Gateway North 5	Industrial	—	3,667	16,249	—	3,667	16,249	19,916	602	2015	2015
Gateway North 6	Industrial	—	3,266	11,653	98	3,304	11,713	15,017	627	2014	2014

Pasadena, Texas
Interport Bldg I	Industrial	—	5,715	32,523	96	5,715	32,619	38,334	3,881	2007	2013

Pembroke Pines, Florida
Pembroke Pointe A	Office	—	6,643	13,016	—	6,643	13,016	19,659	—	2015	2015

Perris, California
Duke Perris Logistics Ctr II	Industrial	—	16,210	27,759	—	16,210	27,759	43,969	378	2015	2015

Phoenix, Arizona
Estrella Buckeye	Industrial	—	1,796	5,374	523	1,796	5,897	7,693	1,867	1996	2010
Riverside Business Center	Industrial	—	5,349	12,293	1,451	5,349	13,744	19,093	4,486	2007	2011
2021 S 51st Ave Terminal	Industrial	—	6,554	1,140	58	6,554	1,198	7,752	575	1983	2014

Plainfield, Illinois
Edward Plainfield MOB I	Medical Office	—	—	8,688	1,675	—	10,363	10,363	4,504	2006	2007

Plainfield, Indiana
Plainfield Building 1	Industrial	20,667	1,104	10,970	7,823	1,097	18,800	19,897	6,492	2000	2000
Plainfield Building 2	Industrial	12,717	1,094	7,675	1,837	1,094	9,512	10,606	3,848	2000	2000

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Plainfield Building 3	Industrial	15,931	2,016	8,806	2,637	2,016	11,443	13,459	3,633	2002	2002
Plainfield Building 5	Industrial	11,786	2,726	5,992	1,105	2,726	7,097	9,823	3,307	2004	2004
Plainfield Building 8	Industrial	20,852	4,527	11,008	1,123	4,527	12,131	16,658	4,504	2006	2006
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	2,047	2012	2013

Plano, Texas
Baylor Plano MOB	Medical Office	—	16	28,010	8,907	49	36,884	36,933	6,966	2009	2009

Pompano Beach, Florida
Atlantic Business Center 1	Industrial	—	3,165	8,949	1,738	3,165	10,687	13,852	2,039	2000	2010
Atlantic Business Center 2	Industrial	—	2,663	8,598	1,107	2,663	9,705	12,368	1,989	2001	2010
Atlantic Business Center 3	Industrial	—	2,764	8,323	178	2,764	8,501	11,265	1,671	2001	2010
Atlantic Business Center 4A	Industrial	—	1,804	6,156	47	1,804	6,203	8,007	1,338	2002	2010
Atlantic Business Center 4B	Industrial	—	1,834	5,348	38	1,834	5,386	7,220	1,030	2002	2010
Atlantic Business Center 5A	Industrial	—	1,980	5,933	1,219	1,980	7,152	9,132	1,362	2002	2010
Atlantic Business Center 5B	Industrial	—	1,995	6,257	530	1,995	6,787	8,782	1,315	2004	2010
Atlantic Business Center 6A	Industrial	—	1,999	6,086	834	1,999	6,920	8,919	1,253	2004	2010
Atlantic Business Center 6B	Industrial	—	1,988	6,155	43	1,988	6,198	8,186	1,173	2002	2010
Atlantic Business Center 7A	Industrial	—	2,194	4,200	122	2,194	4,322	6,516	905	2005	2010
Atlantic Business Center 7B	Industrial	—	2,066	6,915	50	2,066	6,965	9,031	1,468	2004	2010
Atlantic Business Center 8	Industrial	—	1,616	3,648	117	1,616	3,765	5,381	741	2005	2010
Copans Business Park 3	Industrial	—	1,710	3,718	238	1,710	3,956	5,666	799	1989	2010
Copans Business Park 4	Industrial	—	1,781	3,324	135	1,781	3,459	5,240	733	1989	2010
Park Central Business Park 2	Industrial	—	634	502	68	634	570	1,204	143	1982	2010
Park Central Business Park 3	Industrial	—	638	1,007	196	638	1,203	1,841	225	1982	2010
Park Central Business Park 4	Industrial	—	938	1,076	472	938	1,548	2,486	369	1985	2010
Park Central Business Park 5	Industrial	—	1,125	1,420	743	1,125	2,163	3,288	508	1986	2010
Park Central Business Park 6	Industrial	—	1,088	982	474	1,088	1,456	2,544	384	1986	2010
Park Central Business Park 7	Industrial	—	979	950	57	979	1,007	1,986	438	1986	2010
Park Central Business Park 10	Industrial	—	1,688	2,020	51	1,688	2,071	3,759	489	1999	2010
Park Central Business Park 11	Industrial	—	3,098	3,454	1,111	3,098	4,565	7,663	1,322	1995	2010
Pompano Commerce Ctr I	Industrial	—	3,250	5,229	755	3,250	5,984	9,234	2,087	2010	2010
Pompano Commerce Ctr II	Industrial	—	2,905	4,670	—	2,905	4,670	7,575	52	2015	2015
Pompano Commerce Ctr III	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	2,039	2010	2010
Pompano Commerce Ctr IV	Industrial	—	2,897	3,939	—	2,897	3,939	6,836	35	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Sample 95 Business Park 1	Industrial	—	3,300	6,380	137	3,300	6,517	9,817	1,304	1999	2010
Sample 95 Business Park 2	Industrial	10,520	2,963	6,367	108	2,963	6,475	9,438	1,369	1999	2011
Sample 95 Business Park 3	Industrial	7,665	3,713	4,298	339	3,713	4,637	8,350	980	1999	2011
Sample 95 Business Park 4	Industrial	—	1,688	5,146	615	1,688	5,761	7,449	1,101	1999	2010
Copans Business Park 1	Industrial	—	1,856	3,162	576	1,856	3,738	5,594	804	1989	2011
Copans Business Park 2	Industrial	—	1,988	3,528	234	1,988	3,762	5,750	807	1989	2011
Park Central Business Park 8-9	Industrial	—	4,136	6,592	629	4,136	7,221	11,357	1,582	1998	2011
Park Central Business Park 12	Industrial	8,889	2,696	6,170	757	2,696	6,927	9,623	1,365	1998	2011
Park Central Business Park 14	Industrial	—	1,635	2,902	375	1,635	3,277	4,912	673	1996	2011
Park Central Business Park 15	Industrial	—	1,500	2,150	833	1,500	2,983	4,483	589	1998	2011
Park Central Business Park 33	Industrial	—	2,438	3,100	1,689	2,438	4,789	7,227	854	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	771	—	—	771	—	771	21	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	447	957	4,152	75	880	4,304	5,184	1,174	2001	2006
246 Grange Road	Industrial	4,259	1,191	8,294	(14)	1,124	8,347	9,471	2,768	2006	2006
100 Logistics Way	Industrial	7,755	2,306	12,075	1,900	2,336	13,945	16,281	3,593	2006	2006
500 Expansion Blvd	Industrial	3,394	649	6,282	216	649	6,498	7,147	1,629	2006	2008
400 Expansion Blvd	Industrial	7,951	1,636	13,414	453	1,636	13,867	15,503	2,659	2007	2008
605 Expansion Blvd	Industrial	4,685	1,615	6,893	26	1,615	6,919	8,534	1,396	2007	2008
405 Expansion Blvd	Industrial	1,916	535	3,194	2	535	3,196	3,731	564	2008	2009
600 Expansion Blvd	Industrial	5,486	1,248	9,392	33	1,248	9,425	10,673	1,646	2008	2009
602 Expansion Blvd	Industrial	—	1,840	10,981	42	1,859	11,004	12,863	1,829	2009	2009

Raleigh, North Carolina
WakeMed Brier Creek Healthplex	Medical Office	—	10	6,653	401	10	7,054	7,064	968	2011	2011
WakeMed Raleigh Medical Park	Medical Office	—	15	12,078	6,314	15	18,392	18,407	2,864	2012	2012
Walnut Creek Business Park I	Industrial	—	419	1,729	662	442	2,368	2,810	906	2001	2001
Walnut Creek Business Park II	Industrial	—	456	2,233	467	487	2,669	3,156	1,037	2001	2001
Walnut Creek Business Park III	Industrial	—	679	2,839	1,372	719	4,171	4,890	1,437	2001	2001
Walnut Creek Business Park IV	Industrial	—	2,038	1,460	1,452	2,083	2,867	4,950	1,816	2004	2004
Walnut Creek Business Park V	Industrial	—	1,718	2,976	642	1,718	3,618	5,336	1,484	2008	2008

Redlands, California
Redlands Commerce Center	Industrial	—	20,031	18,893	1,267	20,031	20,160	40,191	2,698	2001	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Rockwall, Texas
Baylor Emergency @ Rockwall	Medical Office	—	2,974	10,075	386	2,974	10,461	13,435	1,027	2014	2014

Rome, Georgia
Harbin Cancer Center	Medical Office	—	718	14,032	44	718	14,076	14,794	2,295	2010	2012
Harbin Clinic Heart Center	Medical Office	—	2,556	10,363	—	2,556	10,363	12,919	1,212	1994	2012
Harbin Clinic 1825 MarthaBerry	Medical Office	—	—	28,714	(68)	—	28,646	28,646	3,047	1960	2012
Harbin Clinic Rome Dialysis	Medical Office	—	190	765	—	190	765	955	132	2005	2012
Harbin Specialty Center	Medical Office	—	2,203	14,764	—	2,203	14,764	16,967	2,179	2007	2012

Romeoville, Illinois
Park 55 Bldg. 1	Industrial	8,237	6,433	7,705	1,877	6,433	9,582	16,015	4,351	2005	2005
Crossroads 2	Industrial	6,675	2,938	9,785	427	2,938	10,212	13,150	2,482	1999	2010
Crossroads 5	Industrial	6,885	5,296	6,199	255	5,296	6,454	11,750	3,616	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,776	12,660	—	3,776	12,660	16,436	325	2015	2015

Roseville, Minnesota
I-35 Business Center 1	Industrial	—	1,655	5,961	1,019	1,655	6,980	8,635	1,269	1998	2011
I-35 Business Center 2	Industrial	—	1,373	4,135	31	1,373	4,166	5,539	761	2000	2011

Roswell, Georgia
North Fulton Medical Plaza	Medical Office	—	291	10,908	777	291	11,685	11,976	1,958	2012	2012

Sandy Springs, Georgia
Center Pointe I & II	Medical Office	—	13,552	14,977	25,658	13,562	40,625	54,187	15,603	2010	2007

Savannah, Georgia
198 Gulfstream	Industrial	5,322	549	3,805	174	549	3,979	4,528	1,137	1997	2006
194 Gulfstream	Industrial	—	412	2,514	20	412	2,534	2,946	676	1998	2006
190 Gulfstream	Industrial	—	689	4,391	209	689	4,600	5,289	1,301	1999	2006
250 Grange Road	Industrial	1,196	928	8,648	(22)	892	8,662	9,554	2,807	2002	2006
248 Grange Road	Industrial	506	664	3,496	(43)	613	3,504	4,117	1,128	2002	2006
163 Portside Court	Industrial	18,681	8,433	7,766	44	8,433	7,810	16,243	4,081	2004	2006
151 Portside Court	Industrial	1,114	966	7,140	650	966	7,790	8,756	1,951	2003	2006
175 Portside Court	Industrial	9,364	4,300	13,896	1,281	4,855	14,622	19,477	4,011	2005	2006
150 Portside Court	Industrial	—	3,071	22,480	1,374	3,071	23,854	26,925	8,076	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,691	1,101	1,074	8,792	9,866	2,121	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,493	525	1,074	7,018	8,092	1,774	2001	2006
246 Jimmy Deloach Parkway	Industrial	2,588	992	4,892	141	992	5,033	6,025	1,338	2006	2006
200 Logistics Way	Industrial	5,191	878	10,021	121	883	10,137	11,020	2,679	2006	2008
2509 Dean Forest Rd - Westport	Industrial	8,399	2,392	7,572	2,225	2,960	9,229	12,189	1,980	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	276	2,520	23	2,543	454	n/a	2006

Sea Brook, Texas
Bayport Logistics Center	Industrial	—	2,629	13,284	—	2,629	13,284	15,913	3,376	2009	2010
Bayport Logistics Center II	Industrial	—	5,116	7,663	—	5,116	7,663	12,779	352	2015	2015

Sebring, Florida
Sebring Medical Complex	Medical Office	—	393	6,870	49	393	6,919	7,312	1,062	2008	2012

Shakopee, Minnesota
MN Valley West	Industrial	—	1,496	6,112	41	1,496	6,153	7,649	1,045	2000	2011

Sharonville, Ohio
Mosteller Distribution Ctr. II	Industrial	—	828	2,926	1,763	408	5,109	5,517	2,225	1997	1997

Snellville, Georgia
New Hampton Place	Medical Office	—	27	6,076	1,660	27	7,736	7,763	1,655	2011	2011

Springfield, Missouri
Centerre/Mercy Rehab Hospital	Medical Office	—	2,729	18,319	—	2,729	18,319	21,048	1,817	2014	2014

Stafford, Texas
Stafford Distribution Center	Industrial	—	3,502	3,670	3,326	3,502	6,996	10,498	2,882	2008	2008

Sterling, Virginia
22800 Davis Drive	Office	—	2,550	11,250	(4,504)	4,557	4,739	9,296	2,917	1989	2006
22714 Glenn Drive	Industrial	—	3,973	3,537	1,098	3,973	4,635	8,608	1,726	2007	2007
TransDulles Centre Building 16	Industrial	—	5,912	3,965	—	5,912	3,965	9,877	—	2015	2015

Summerville, Georgia
Harbin Clinic Summerville Dial	Medical Office	—	195	1,182	—	195	1,182	1,377	327	2007	2012

Sumner, Washington
Sumner Transit	Industrial	—	16,032	5,935	353	16,032	6,288	22,320	3,641	2005	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Sunrise, Florida
VA Outpatient	Medical Office	—	5,132	20,887	837	5,132	21,724	26,856	3,306	2008	2012

Suwanee, Georgia
90 Horizon Drive	Industrial	—	180	1,274	107	180	1,381	1,561	339	2001	2010
225 Horizon Drive	Industrial	—	457	2,060	187	457	2,247	2,704	458	1990	2010
250 Horizon Drive	Industrial	—	1,625	6,441	1,043	1,625	7,484	9,109	1,660	1997	2010
70 Crestridge Drive	Industrial	—	956	3,512	246	956	3,758	4,714	833	1998	2010
2780 Horizon Ridge	Industrial	—	1,143	5,724	217	1,143	5,941	7,084	1,232	1997	2010
25 Crestridge Drive	Industrial	—	723	2,551	1,303	723	3,854	4,577	809	1999	2010
Genera Corp. BTS	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	1,310	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,865	569	756	4,434	5,190	1,143	1986	2010

Tampa, Florida
Fairfield Distribution Ctr I	Industrial	1,669	483	2,536	316	487	2,848	3,335	1,195	1998	1999
Fairfield Distribution Ctr II	Industrial	2,975	530	4,786	316	534	5,098	5,632	2,114	1998	1999
Fairfield Distribution Ctr III	Industrial	1,607	334	2,709	175	338	2,880	3,218	1,189	1999	1999
Fairfield Distribution Ctr IV	Industrial	1,688	600	1,323	1,468	604	2,787	3,391	1,103	1999	1999
Fairfield Distribution Ctr V	Industrial	1,738	488	2,580	263	488	2,843	3,331	1,177	2000	2000
Fairfield Distribution Ctr VI	Industrial	2,678	555	3,514	955	555	4,469	5,024	1,665	2001	2001
Fairfield Distribution Ctr VII	Industrial	1,749	394	1,790	1,333	394	3,123	3,517	1,007	2001	2001
Fairfield Distrib. Ctr. VIII	Industrial	2,007	1,082	2,044	848	1,082	2,892	3,974	1,426	2004	2004
Eagle Creek Business Ctr. I	Industrial	—	3,705	2,355	1,557	3,705	3,912	7,617	2,309	2006	2006
Eagle Creek Business Ctr. II	Industrial	—	2,354	1,669	977	2,354	2,646	5,000	1,496	2007	2007
Eagle Creek Business Ctr. III	Industrial	—	2,332	2,237	1,745	2,332	3,982	6,314	2,165	2007	2007
VA Primary Care Annex at Tampa	Medical Office	—	7,456	25,437	22	7,456	25,459	32,915	1,747	2014	2014

Temple, Texas
Bone & Joint Institute	Medical Office	—	1,534	17,382	1,522	1,613	18,825	20,438	2,232	2013	2013

Tracy, California
1400 Pescadero Ave	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	4,557	2008	2013

Visalia, California
2500 North Plaza Dr	Industrial	—	2,746	22,503	—	2,746	22,503	25,249	2,495	2001	2013

Waco, Texas
Hillcrest MOB 1	Medical Office	—	812	25,050	1,779	812	26,829	27,641	5,260	2009	2012
Hillcrest MOB 2	Medical Office	—	502	12,243	571	502	12,814	13,316	2,210	2009	2012
Hillcrest Cancer Center @ Waco	Medical Office	—	1,844	11,006	505	1,926	11,429	13,355	1,510	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

West Chester, Ohio
World Park at Union Centre 10	Industrial	—	2,150	827	7,811	2,151	8,637	10,788	3,096	2006	2006
World Park at Union Centre 11	Industrial	—	2,592	6,065	189	2,592	6,254	8,846	3,307	2004	2004
World Park at Union Centre 2	Industrial	—	287	2,315	205	287	2,520	2,807	540	1999	2010
World Park at Union Centre 3	Industrial	—	1,125	6,042	248	1,125	6,290	7,415	1,272	1998	2010
World Park at Union Centre 5	Industrial	—	482	2,472	15	482	2,487	2,969	587	1999	2010
World Park at Union Centre 6	Industrial	—	1,219	6,415	214	1,219	6,629	7,848	1,454	1999	2010
World Park at Union Centre 7	Industrial	—	1,918	5,230	299	1,918	5,529	7,447	1,767	2005	2010
World Park at Union Centre 8	Industrial	—	1,160	5,985	1,165	1,160	7,150	8,310	1,250	1999	2010
World Park at Union Centre 9	Industrial	—	1,189	5,914	393	1,189	6,307	7,496	1,347	2001	2010

Wesley Chapel, Florida
Wesley Chapel Wellness MOB	Medical Office	—	—	15,699	1,318	—	17,017	17,017	3,066	2012	2013

West Jefferson, Ohio
Restoration Hardware BTS	Industrial	—	6,454	24,812	16,107	10,017	37,356	47,373	10,380	2008	2008
15 Commerce Pkwy (Mars, Inc.)	Industrial	—	10,439	27,143	63	10,439	27,206	37,645	7,453	2011	2011
10 Enterprise Pkwy (Ace)	Industrial	—	2,300	18,093	1	2,300	18,094	20,394	1,137	2014	2014
115 Enterprise Pkwy (Bon-Ton)	Industrial	—	2,547	23,469	—	2,547	23,469	26,016	992	2015	2015

West Palm Beach, Florida
Park of Commerce 1	Industrial	—	1,635	1,927	200	1,635	2,127	3,762	570	2010	2010
Park of Commerce 3	Industrial	—	2,160	4,340	588	2,320	4,768	7,088	1,307	2010	2010
Airport Center 1	Industrial	—	2,437	5,948	273	2,437	6,221	8,658	1,227	2002	2010
Airport Center 2	Industrial	—	1,706	4,495	238	1,706	4,733	6,439	936	2002	2010
Airport Center 3	Industrial	—	1,500	4,750	340	1,500	5,090	6,590	1,261	2002	2010
Park of Commerce #4	Grounds	5,717	5,934	—	—	5,934	—	5,934	24	n/a	2011
Park of Commerce #5	Grounds	6,017	6,308	—	—	6,308	—	6,308	24	n/a	2011

Westminster, Colorado
Emerus SCL Health Westminster	Medical Office	—	2,849	15,477	—	2,849	15,477	18,326	143	2015	2015

Whitestown, Indiana
AllPoints Anson Building 14	Industrial	—	2,127	8,155	886	2,127	9,041	11,168	2,256	2007	2011

Woodstock, Georgia
NSH Cherokee Towne Lake MOB	Medical Office	—	21	16,026	3,464	21	19,490	19,511	1,823	2013	2013

Zionsville, Indiana
Marketplace at Anson	Industrial	—	2,147	2,407	2,533	2,147	4,940	7,087	1,934	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/15
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	27,689
Eliminations		—	—	—	(2,707)	(15)	(2,692)	(2,707)	(3,435)
Properties held-for-sale						(9,797)	(39,480)	(49,277)	(7,183)
		739,996	1,366,687	4,218,604	596,586	1,391,763	4,740,837	6,132,600	1,192,425

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2015 was approximately $6,492,821 (unaudited) for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2015	2014	2013	2015	2014	2013
Balance at beginning of year	$7,305,848	$7,031,660	$6,708,250	$1,505,677	$1,382,757	$1,296,685
Acquisitions	28,025	117,981	474,213
Construction costs and tenant improvements	421,404	592,651	498,097
Depreciation expense				253,683	290,279	288,583
Consolidation of previously unconsolidated properties	—	—	14,081
Cost of real estate sold or contributed	(1,468,635)	(350,698)	(591,966)	(458,393)	(97,032)	(131,496)
Impairment Allowance	(3,406)	(15,406)	—
Write-off of fully depreciated assets	(101,359)	(70,340)	(71,015)	(101,359)	(70,327)	(71,015)
Balance at end of year including held-for-sale	$6,181,877	$7,305,848	$7,031,660	$1,199,608	$1,505,677	$1,382,757
Properties held-for-sale	(49,277)	(906,591)	(61,927)	(7,183)	(270,340)	(14,351)
Balance at end of year excluding held-for-sale	$6,132,600	$6,399,257	$6,969,733	$1,192,425	$1,235,337	$1,368,406

See Accompanying Notes to Independent Auditors' Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/19/2016	President, Chief Executive Officer and Director (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/19/2016	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ Thomas J. Baltimore, Jr.*	2/19/2016	Director
Thomas J. Baltimore, Jr.

/s/ William Cavanaugh III*	2/19/2016	Director
William Cavanaugh III

/s/ Alan H. Cohen*	2/19/2016	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	2/19/2016	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/19/2016	Director
Charles R. Eitel

/s/ Martin C. Jischke*	2/19/2016	Director
Martin C. Jischke

/s/ Dennis D. Oklak*	2/19/2016	Director
Dennis D. Oklak

/s/ Melanie R. Sabelhaus*	2/19/2016	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/19/2016	Director
Peter M. Scott III

/s/ Jack R. Shaw*	2/19/2016	Director
Jack R. Shaw

/s/ Michael E. Szymanczyk*	2/19/2016	Director
Michael E. Szymanczyk

/s/ Lynn C. Thurber*	2/19/2016	Director
Lynn C. Thurber

/s/ Robert J. Woodward, Jr.*	2/19/2016	Director
Robert J. Woodward, Jr.

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor