Form 10-Q
period 2016-09-30
DUKE REALTY LIMITED PARTNERSHIP/; DUKE REALTY CORP
filed 2016-10-28
CIK 1003410, 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at October 26, 2016
Common Stock, $.01 par value per share	354,693,496

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,494,196	$1,391,763
Buildings and tenant improvements	4,919,897	4,740,837
Construction in progress	290,647	321,062
Investments in and advances to unconsolidated companies	261,447	268,390
Undeveloped land	316,369	383,045
	7,282,556	7,105,097
Accumulated depreciation	(1,282,033)	(1,192,425)
Net real estate investments	6,000,523	5,912,672

Real estate investments and other assets held-for-sale	18,184	45,801

Cash and cash equivalents	110,211	22,533
Accounts receivable, net of allowance of $1,185 and $1,113	26,180	18,846
Straight-line rent receivable, net of allowance of $6,664 and $6,155	118,594	116,781
Receivables on construction contracts, including retentions	8,528	16,459
Deferred leasing and other costs, net of accumulated amortization of $255,300 and $245,426	335,109	346,374
Escrow deposits and other assets	244,752	416,049
	$6,862,081	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $1,062 and $1,552	$385,763	$738,444
Unsecured debt, net of deferred financing costs of $23,692 and $20,046	2,605,288	2,510,697
Unsecured line of credit	—	71,000
	2,991,051	3,320,141

Liabilities related to real estate investments held-for-sale	238	972

Construction payables and amounts due subcontractors, including retentions	51,339	54,921
Accrued real estate taxes	93,722	71,617
Accrued interest	30,601	34,447
Other accrued expenses	41,314	61,827
Other liabilities	103,602	106,283
Tenant security deposits and prepaid rents	41,292	40,506
Total liabilities	3,353,159	3,690,714
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 354,616 and 345,285 shares issued and outstanding, respectively	3,546	3,453
Additional paid-in capital	5,187,374	4,961,923
Accumulated other comprehensive income	938	1,806
Distributions in excess of net income	(1,710,215)	(1,785,250)
Total shareholders' equity	3,481,643	3,181,932
Noncontrolling interests	27,279	22,869
Total equity	3,508,922	3,204,801
	$6,862,081	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Revenues:
Rental and related revenue	$206,848	$200,938	$609,171	$617,549
General contractor and service fee revenue	19,351	33,599	68,546	110,320
	226,199	234,537	677,717	727,869
Expenses:
Rental expenses	26,084	30,137	81,092	96,355
Real estate taxes	31,313	27,702	90,888	86,228
General contractor and other services expenses	17,182	29,694	60,330	98,455
Depreciation and amortization	80,688	79,898	238,647	240,135
	155,267	167,431	470,957	521,173
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	12,010	(5,088)	37,404	16,281
Gain on dissolution of unconsolidated company	—	—	30,697	—
Promote income	2,212	—	26,299	—
Gain on sale of properties	82,698	71,259	137,589	202,153
Gain on land sales	1,601	1,659	2,438	24,096
Other operating expenses	(1,424)	(1,467)	(3,496)	(4,579)
Impairment charges	(3,042)	(2,426)	(15,098)	(7,896)
General and administrative expenses	(12,534)	(11,340)	(42,216)	(47,582)
	81,521	52,597	173,617	182,473
Operating income	152,453	119,703	380,377	389,169
Other income (expenses):
Interest and other income, net	507	1,343	3,597	3,056
Interest expense	(34,606)	(41,615)	(109,520)	(134,576)
(Loss) gain on debt extinguishment	(6,243)	64	(8,673)	(82,589)
Acquisition-related activity	(7)	(5,660)	(82)	(6,993)
Income from continuing operations before income taxes	112,104	73,835	265,699	168,067
Income tax benefit	359	3,305	173	4,109
Income from continuing operations	112,463	77,140	265,872	172,176
Discontinued operations:
Income (loss) before gain on sales	377	(43)	741	10,546
Gain on sale of depreciable properties, net of tax	319	111	485	414,620
Income from discontinued operations	696	68	1,226	425,166
Net income	113,159	77,208	267,098	597,342
Net income attributable to noncontrolling interests	(1,145)	(774)	(2,710)	(6,284)
Net income attributable to common shareholders	$112,014	$76,434	$264,388	$591,058
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.32	$0.22	$0.75	$0.49
Discontinued operations attributable to common shareholders	—	—	—	1.22
Total	$0.32	$0.22	$0.75	$1.71
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.32	$0.22	$0.75	$0.49
Discontinued operations attributable to common shareholders	—	—	—	1.21
Total	$0.32	$0.22	$0.75	$1.70
Weighted average number of common shares outstanding	351,856	345,256	348,341	344,986
Weighted average number of common shares and potential dilutive securities	358,981	352,150	355,405	352,013

Comprehensive income:
Net income	$113,159	$77,208	$267,098	$597,342
Other comprehensive loss:
Amortization of interest contracts	(255)	(274)	(845)	(837)
Other	(23)	—	(23)	(123)
Total other comprehensive loss	(278)	(274)	(868)	(960)
Comprehensive income	$112,881	$76,934	$266,230	$596,382

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$267,098	$597,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	191,554	192,135
Amortization of deferred leasing and other costs	47,093	51,517
Amortization of deferred financing costs	3,998	5,543
Straight-line rental income and expense, net	(10,832)	(18,498)
Impairment charges	15,098	7,896
Loss on debt extinguishment	8,673	82,589
Gain on dissolution of unconsolidated company	(30,697)	—
Gains on land and depreciated property sales	(140,512)	(644,044)
Third-party construction contracts, net	5,601	(3,805)
Other accrued revenues and expenses, net	14,773	7,129
Operating distributions received (less than) in excess of equity in earnings from unconsolidated companies	(24,476)	414
Net cash provided by operating activities	347,371	278,218
Cash flows from investing activities:
Development of real estate investments	(308,199)	(221,201)
Acquisition of real estate investments and related intangible assets	(16,029)	(28,849)
Acquisition of undeveloped land	(77,593)	(39,881)
Second generation tenant improvements, leasing costs and building improvements	(39,169)	(45,688)
Other deferred leasing costs	(25,949)	(26,940)
Other assets	164,450	(38,104)
Proceeds from land and depreciated property sales, net	369,118	1,534,177
Capital distributions from unconsolidated companies	52,514	68,915
Capital contributions and advances to unconsolidated companies	(54,853)	(55,020)
Net cash provided by investing activities	64,290	1,147,409
Cash flows from financing activities:
Proceeds from issuance of common shares, net	217,513	4,592
Proceeds from unsecured debt	375,000	—
Payments on unsecured debt	(285,339)	(759,948)
Payments on secured indebtedness including principal amortization	(352,723)	(221,085)
Repayments of line of credit, net	(71,000)	(106,000)
Distributions to common shareholders	(187,885)	(175,967)
Distributions to noncontrolling interests	(1,955)	(1,403)
Change in book overdrafts	(11,025)	(7,754)
Deferred financing costs	(6,569)	(110)
Net cash used for financing activities	(323,983)	(1,267,675)
Net increase in cash and cash equivalents	87,678	157,952
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$110,211	$175,874

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$1,685	$204,428
Conversion of Limited Partner Units to common shares	$1,015	$2,416
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2016
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income		—	—	264,388	2,710	267,098
Other comprehensive loss	—	—	(868)	—	—	(868)
Issuance of common shares	84	217,429	—	—	—	217,513
Stock-based compensation plan activity	8	7,008	—	(1,468)	4,670	10,218
Conversion of Limited Partner Units	1	1,014	—	—	(1,015)	—
Distributions to common shareholders ($0.54 per share)	—	—	—	(187,885)	—	(187,885)
Distributions to noncontrolling interests	—	—	—	—	(1,955)	(1,955)
Balance at September 30, 2016	$3,546	$5,187,374	$938	$(1,710,215)	$27,279	$3,508,922
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,494,196	$1,391,763
Buildings and tenant improvements	4,919,897	4,740,837
Construction in progress	290,647	321,062
Investments in and advances to unconsolidated companies	261,447	268,390
Undeveloped land	316,369	383,045
	7,282,556	7,105,097
Accumulated depreciation	(1,282,033)	(1,192,425)
Net real estate investments	6,000,523	5,912,672

Real estate investments and other assets held-for-sale	18,184	45,801

Cash and cash equivalents	110,211	22,533
Accounts receivable, net of allowance of $1,185 and $1,113	26,180	18,846
Straight-line rent receivable, net of allowance of $6,664 and $6,155	118,594	116,781
Receivables on construction contracts, including retentions	8,528	16,459
Deferred leasing and other costs, net of accumulated amortization of $255,300 and $245,426	335,109	346,374
Escrow deposits and other assets	244,752	416,049
	$6,862,081	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $1,062 and $1,552	$385,763	$738,444
Unsecured debt, net of deferred financing costs of $23,692 and $20,046	2,605,288	2,510,697
Unsecured line of credit	—	71,000
	2,991,051	3,320,141

Liabilities related to real estate investments held-for-sale	238	972

Construction payables and amounts due subcontractors, including retentions	51,339	54,921
Accrued real estate taxes	93,722	71,617
Accrued interest	30,601	34,447
Other accrued expenses	41,314	61,827
Other liabilities	103,602	106,283
Tenant security deposits and prepaid rents	41,292	40,506
Total liabilities	3,353,159	3,690,714
Partners' equity:
Common equity (354,616 and 345,285 General Partner Units issued and outstanding, respectively)	3,480,705	3,180,126
	3,480,705	3,180,126
Limited Partners' common equity (3,427 and 3,487 Limited Partner Units issued and outstanding, respectively)	24,478	20,032
Accumulated other comprehensive income	938	1,806
Total partners' equity	3,506,121	3,201,964
Noncontrolling interests	2,801	2,837
Total equity	3,508,922	3,204,801
	$6,862,081	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Revenues:
Rental and related revenue	$206,848	$200,938	$609,171	$617,549
General contractor and service fee revenue	19,351	33,599	68,546	110,320
	226,199	234,537	677,717	727,869
Expenses:
Rental expenses	26,084	30,137	81,092	96,355
Real estate taxes	31,313	27,702	90,888	86,228
General contractor and other services expenses	17,182	29,694	60,330	98,455
Depreciation and amortization	80,688	79,898	238,647	240,135
	155,267	167,431	470,957	521,173
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	12,010	(5,088)	37,404	16,281
Gain on dissolution of unconsolidated company	—	—	30,697	—
Promote income	2,212	—	26,299	—
Gain on sale of properties	82,698	71,259	137,589	202,153
Gain on land sales	1,601	1,659	2,438	24,096
Other operating expenses	(1,424)	(1,467)	(3,496)	(4,579)
Impairment charges	(3,042)	(2,426)	(15,098)	(7,896)
General and administrative expenses	(12,534)	(11,340)	(42,216)	(47,582)
	81,521	52,597	173,617	182,473
Operating income	152,453	119,703	380,377	389,169
Other income (expenses):
Interest and other income, net	507	1,343	3,597	3,056
Interest expense	(34,606)	(41,615)	(109,520)	(134,576)
(Loss) gain on debt extinguishment	(6,243)	64	(8,673)	(82,589)
Acquisition-related activity	(7)	(5,660)	(82)	(6,993)
Income from continuing operations before income taxes	112,104	73,835	265,699	168,067
Income tax benefit	359	3,305	173	4,109
Income from continuing operations	112,463	77,140	265,872	172,176
Discontinued operations:
Income (loss) before gain on sales	377	(43)	741	10,546
Gain on sale of depreciable properties, net of tax	319	111	485	414,620
Income from discontinued operations	696	68	1,226	425,166
Net income	113,159	77,208	267,098	597,342
Net income attributable to noncontrolling interests	(14)	(23)	(40)	(72)
Net income attributable to common unitholders	$113,145	$77,185	$267,058	$597,270
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.32	$0.22	$0.75	$0.49
Discontinued operations attributable to common unitholders	—	—	—	1.22
Total	$0.32	$0.22	$0.75	$1.71
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.32	$0.22	$0.75	$0.49
Discontinued operations attributable to common unitholders	—	—	—	1.21
Total	$0.32	$0.22	$0.75	$1.70
Weighted average number of Common Units outstanding	355,351	348,760	351,840	348,595
Weighted average number of Common Units and potential dilutive securities	358,981	352,150	355,405	352,013

Comprehensive income:
Net income	$113,159	$77,208	$267,098	$597,342
Other comprehensive loss:
Amortization of interest contracts	(255)	(274)	(845)	(837)
Other	(23)	—	(23)	(123)
Total other comprehensive loss	(278)	(274)	(868)	(960)
Comprehensive income	$112,881	$76,934	$266,230	$596,382

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$267,098	$597,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	191,554	192,135
Amortization of deferred leasing and other costs	47,093	51,517
Amortization of deferred financing costs	3,998	5,543
Straight-line rental income and expense, net	(10,832)	(18,498)
Impairment charges	15,098	7,896
Loss on debt extinguishment	8,673	82,589
Gain on dissolution of unconsolidated company	(30,697)	—
Gains on land and depreciated property sales	(140,512)	(644,044)
Third-party construction contracts, net	5,601	(3,805)
Other accrued revenues and expenses, net	14,773	6,949
Operating distributions received (less than) in excess of equity in earnings from unconsolidated companies	(24,476)	414
Net cash provided by operating activities	347,371	278,038
Cash flows from investing activities:
Development of real estate investments	(308,199)	(221,201)
Acquisition of real estate investments and related intangible assets	(16,029)	(28,849)
Acquisition of undeveloped land	(77,593)	(39,881)
Second generation tenant improvements, leasing costs and building improvements	(39,169)	(45,688)
Other deferred leasing costs	(25,949)	(26,940)
Other assets	164,450	(38,104)
Proceeds from land and depreciated property sales, net	369,118	1,534,177
Capital distributions from unconsolidated companies	52,514	68,915
Capital contributions and advances to unconsolidated companies	(54,853)	(55,020)
Net cash provided by investing activities	64,290	1,147,409
Cash flows from financing activities:
Contributions from the General Partner	217,513	4,772
Proceeds from unsecured debt	375,000	—
Payments on unsecured debt	(285,339)	(759,948)
Payments on secured indebtedness including principal amortization	(352,723)	(221,085)
Repayments of line of credit, net	(71,000)	(106,000)
Distributions to common unitholders	(189,764)	(177,815)
Contributions from (distributions to) noncontrolling interests, net	(76)	445
Change in book overdrafts	(11,025)	(7,754)
Deferred financing costs	(6,569)	(110)
Net cash used for financing activities	(323,983)	(1,267,495)
Net increase in cash and cash equivalents	87,678	157,952
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$110,211	$175,874

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$1,685	$204,428
Conversion of Limited Partner Units to common shares of the General Partner	$1,015	$2,416
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2016
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$3,180,126	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	264,388	2,670	—	267,058	40	267,098
Other comprehensive loss	—	—	(868)	(868)	—	(868)
Capital contribution from the General Partner	217,513	—	—	217,513	—	217,513
Stock-based compensation plan activity	5,548	4,670	—	10,218	—	10,218
Conversion of Limited Partner Units to common shares of the General Partner	1,015	(1,015)	—	—	—	—
Distributions to Partners ($0.54 per Common Unit)	(187,885)	(1,879)	—	(189,764)	—	(189,764)
Distributions to noncontrolling interests	—	—	—	—	(76)	(76)
Balance at September 30, 2016	$3,480,705	$24,478	$938	$3,506,121	$2,801	$3,508,922

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2015 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2015 (the "2015 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2015 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at September 30, 2016. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of September 30, 2016, we owned and operated a portfolio consisting primarily of industrial and medical office properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    New Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for fulfilling those performance obligations. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 allows for either full or modified retrospective adoption.
We have begun to evaluate each of our revenue streams under the new standard and the pattern of recognition is not expected to change significantly. Additionally, we have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales. We have not yet selected a transition method.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 made targeted amendments to the current consolidation guidance and ended the deferral granted to investment companies from applying the existing variable interest entity ("VIE") guidance. ASU 2015-02 was effective for public entities for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-02 during the three months ended March 31, 2016, and it has not had a significant impact on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 was effective for us retrospectively for financial statements issued for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 during the three months ended March 31, 2016.
Debt issuance costs related to the Partnership's unsecured line of credit continue to be presented as assets in the consolidated balance sheets, as part of escrow deposits and other assets, pursuant to ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 amended the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update required that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-16 during the three months ended March 31, 2016 and it has not had a significant impact on our consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 supersedes existing leasing standards.
ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 also requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred.
ASU 2016-02 is effective for us retrospectively for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.
Stock Based Compensation
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Accounting ("ASU 2016-09"). ASU 2016-09 requires that all excess tax benefits and tax deficiencies related to stock based compensation arrangements must be recognized in the income statement as they occur as opposed to the current guidance where excess tax benefits are recorded in equity. ASU 2016-09 also allows entities to make an accounting policy election to either continue to estimate forfeitures on stock based compensation arrangements or to account for forfeitures as they occur. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. We do not believe ASU 2016-09 will have a material impact on our consolidated financial statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for us retrospectively for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. We do not believe ASU 2016-15 will have a material impact on our consolidated financial statements.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2015, including the change in presentation of deferred financing costs pursuant to ASU 2015-03, have been reclassified to conform to the 2016 consolidated financial statement presentation.
4.    Variable Interest Entities
Partnership
As the result of the adoption of ASU 2015-02, which stipulates that limited partnerships (and similar entities) where the limited partners do not have substantive participating or kick-out rights are VIEs, we determined that the Partnership is a VIE. Prior to the adoption of ASU 2015-02, the General Partner consolidated the Partnership pursuant to the voting interest model. We concluded that, because it holds majority ownership and exercises control over every aspect of the Partnership's operations, the General Partner is the primary beneficiary of the Partnership and, as such, will continue to consolidate the Partnership.

The assets and liabilities of the General Partner and the Partnership are substantially the same, as the General Partner does not have any significant assets other than its investment in the Partnership. All of the Company's debt is also an obligation of the Partnership.

Unconsolidated Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2016 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of joint venture indebtedness, none of which relate to VIEs, totaled $52.7 million at September 30, 2016.
5.    Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate. The results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.
Acquisitions

We acquired two properties during the nine months ended September 30, 2016, which included a property received as part of a non-cash distribution in connection with the dissolution of an unconsolidated joint venture. The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions during the nine months ended September 30, 2016:

Real estate assets	$72,824
Lease related intangible assets	6,427
Fair value of acquired net assets	$79,251
Acquired leases had an average remaining life at acquisition of approximately 8.9 years.

We have included $2.1 million in rental revenues and a net loss of $28,000 in continuing operations during the nine months ended September 30, 2016 for the properties since their respective dates of acquisition.

Distribution of Joint Venture Properties
Included in our property acquisitions for the nine months ended September 30, 2016 was an industrial property that we received as part of a non-cash distribution of properties from Duke/Hulfish LLC ("Duke/Hulfish"), a 20%

owned unconsolidated joint venture. On June 30, 2016, as part of a plan of dissolution, Duke/Hulfish distributed its ownership in seven properties to our partner in the joint venture while distributing its ownership interest in one property to us. We also received $2.8 million in cash from the joint venture in order to balance the value of the distributions received in accordance with the applicable ownership percentages. As the result of this dissolution transaction, we recognized a gain equal to the excess of the fair value of the one property distributed to us, plus the cash that we received, over the carrying value of our 20% investment in the eight properties that were distributed from Duke/Hulfish (both to us and our partner). The computation of this gain is shown as follows (in thousands):

Fair value of one property received in non-cash distribution	$63,000
Cash received at dissolution	2,760
Carrying value of investment in properties distributed to partners	(35,063)
Gain on dissolution of unconsolidated company	$30,697

In connection with the dissolution of Duke/Hulfish, and the sale of its final property to a third party in July 2016, we recognized promote income (additional incentive-based cash distributions from the joint venture, in excess of our 20% ownership interest) totaling $26.3 million for the nine months ended September 30, 2016.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of an acquisition, to the extent accounted for as a business combination, among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2016 are as follows:

	Low	High
Discount rate	7.46%	8.10%
Exit capitalization rate	6.46%	6.96%
Lease-up period (months)	12	12
Net rental rate per square foot - Industrial	$3.39	$3.39
Net rental rate per square foot - Medical Office	$15.40	$15.40
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of adjustments to the fair value of contingent consideration from acquisitions after the measurement period was complete and transaction costs for completed acquisitions.
Dispositions
Dispositions of buildings (see Note 11 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $369.1 million and $1.53 billion during the nine months ended September 30, 2016 and 2015, respectively.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2015	Book Value at 9/30/2016	Fair Value at 12/31/2015	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2016
Fixed rate secured debt	$736,896	$384,025	$789,095	$—	$(352,382)	$(11,765)	$424,948
Variable rate secured debt	3,100	2,800	3,100	—	(300)	—	2,800
Unsecured debt	2,530,743	2,628,980	2,624,795	375,000	(276,764)	93,015	2,816,046
Unsecured line of credit	71,000	—	70,852	—	(71,000)	148	—
Total	$3,341,739	$3,015,805	$3,487,842	$375,000	$(700,446)	$81,398	$3,243,794
Less: Deferred financing costs	21,598	24,754
Total indebtedness as reported on the consolidated balance sheets	$3,320,141	$2,991,051
Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.50% to 3.30%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
During the nine months ended September 30, 2016, we repaid five loans, totaling $346.4 million, which had a weighted average stated rate of 5.90%.
Unsecured Debt
At September 30, 2016, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 103.00% to 137.00% of face value.
During the nine months ended September 30, 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds were used to repurchase, through a tender offer, $72.0 million of our 5.95% senior unsecured notes due February 2017 ("5.95% Senior Unsecured Notes"), for a cash payment of $74.5 million in June 2016. In July 2016, we redeemed the remaining $203.0 million of 5.95% Senior Unsecured Notes for a cash payment of $209.0 million. Together, the repurchase and the redemption resulted in an $8.7 million loss on debt extinguishment, which included repurchase premiums, redemption premiums and the write-off of unamortized deferred financing costs.

We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. Our estimate of the current market rate for our variable rate term loan was 1.68% and was based primarily upon level 3 inputs. To the extent that credit spreads have changed since the origination of this term loan, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the term loan are the same.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at September 30, 2016.

Unsecured Line of Credit
Our unsecured line of credit at September 30, 2016 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2016
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% and a maturity date of January 2019 (with extension options that could extend the maturity date to January 2020). Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2016, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the line of credit are the same. To the extent there are outstanding borrowings, this current market rate is internally estimated and therefore would be primarily based upon a level 3 input.

7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the nine months ended September 30, 2016, the General Partner issued 8.3 million common shares pursuant to its at the market ("ATM") equity program, generating gross proceeds of approximately $216.2 million and, after deducting commissions and other costs, net proceeds of approximately $213.6 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities and loan repayments.

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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Management fees	$1,035	$1,835	$3,585	$5,388
Leasing fees	629	692	2,061	1,714
Construction and development fees	1,307	2,247	6,666	3,377
9.    Net Income Per Common Share or Common Unit
Basic net income per common share or Common Unit is computed by dividing net income attributable to common shareholders or common unitholders, less dividends or distributions on share-based awards expected to vest (referred to as "participating securities" and primarily composed of unvested restricted stock units), by the weighted average number of common shares or Common Units outstanding for the period.
Diluted net income per common share is computed by dividing the sum of basic net income attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, units outstanding and any potential dilutive securities for the period. Diluted net income per Common Unit is computed by dividing the basic net income attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General Partner
Net income attributable to common shareholders	$112,014	$76,434	$264,388	$591,058
Less: Dividends on participating securities	(580)	(593)	(1,751)	(1,803)
Basic net income attributable to common shareholders	111,434	75,841	262,637	589,255
Add back dividends on dilutive participating securities	580	593	1,751	1,803
Noncontrolling interest in earnings of common unitholders	1,131	751	2,670	6,212
Diluted net income attributable to common shareholders	$113,145	$77,185	$267,058	$597,270
Weighted average number of common shares outstanding	351,856	345,256	348,341	344,986
Weighted average Limited Partner Units outstanding	3,495	3,504	3,499	3,609
Other potential dilutive shares	3,630	3,390	3,565	3,418
Weighted average number of common shares and potential dilutive securities	358,981	352,150	355,405	352,013

Partnership
Net income attributable to common unitholders	$113,145	$77,185	$267,058	$597,270
Less: Distributions on participating securities	(580)	(593)	(1,751)	(1,803)
Basic net income attributable to common unitholders	$112,565	$76,592	$265,307	$595,467
Add back distributions on dilutive participating securities	580	593	1,751	1,803
Diluted net income attributable to common unitholders	$113,145	$77,185	$267,058	$597,270
Weighted average number of Common Units outstanding	355,351	348,760	351,840	348,595
Other potential dilutive units	3,630	3,390	3,565	3,418
Weighted average number of Common Units and potential dilutive securities	358,981	352,150	355,405	352,013
The following table summarizes the potentially dilutive shares or units excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	170	997	170	997
Outstanding participating securities	—	—	—	—
10.    Segment Reporting
Reportable Segments
We had three reportable operating segments at September 30, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016, our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental Operations:
Industrial	$149,746	$136,276	$432,945	$419,391
Medical Office	45,353	39,911	130,713	120,213
Non-reportable Rental Operations	10,065	23,277	38,490	72,103
Service Operations	19,351	33,599	68,546	110,320
Total segment revenues	224,515	233,063	670,694	722,027
Other revenue	1,684	1,474	7,023	5,842
Consolidated revenue from continuing operations	226,199	234,537	677,717	727,869
Discontinued operations	380	7	735	32,171
Consolidated revenue	$226,579	$234,544	$678,452	$760,040
Supplemental Performance Measure
Property-level net operating income on a cash basis ("PNOI") is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PNOI
Industrial	$109,350	$96,966	$314,349	$285,087
Medical Office	29,401	25,827	84,822	76,878
Non-reportable Rental Operations	4,083	4,636	12,273	14,100
PNOI, excluding all sold/held-for-sale properties	142,834	127,429	411,444	376,065
PNOI from sold/held-for-sale properties included in continuing operations	1,840	12,136	16,512	46,635
PNOI, continuing operations	$144,674	$139,565	$427,956	$422,700

Earnings from Service Operations	2,169	3,905	8,216	11,865

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,008	5,723	10,832	16,830
Revenues related to lease buyouts	1,491	408	1,725	1,366
Amortization of lease concessions and above and below market rents	(303)	(357)	(1,361)	(2,559)
Intercompany rents and other adjusting items	(27)	(434)	(246)	(1,306)
Non-Segment Items:
Equity in earnings (loss) of unconsolidated companies	12,010	(5,088)	37,404	16,281
Gain on dissolution of unconsolidated company	—	—	30,697	—
Promote income	2,212	—	26,299	—
Interest expense	(34,606)	(41,615)	(109,520)	(134,576)
Depreciation and amortization expense	(80,688)	(79,898)	(238,647)	(240,135)
Gain on sale of properties	82,698	71,259	137,589	202,153
Impairment charges on non-depreciable properties	(3,042)	(2,426)	(15,098)	(7,896)
Interest and other income, net	507	1,343	3,597	3,056
General and administrative expenses	(12,534)	(11,340)	(42,216)	(47,582)
Gain on land sales	1,601	1,659	2,438	24,096
Other operating expenses	(1,424)	(1,467)	(3,496)	(4,579)
(Loss) gain on extinguishment of debt	(6,243)	64	(8,673)	(82,589)
Acquisition-related activity	(7)	(5,660)	(82)	(6,993)
Other non-segment revenues and expenses, net	(1,392)	(1,806)	(1,715)	(2,065)
Income from continuing operations before income taxes	$112,104	$73,835	$265,699	$168,067
The most comparable GAAP measure to PNOI is income from continuing operations before income taxes. PNOI excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for income from continuing operations before income taxes or any other measures derived in accordance with GAAP. Furthermore, PNOI may not be comparable to other similarly titled measures of other companies.

Assets by Reportable Segment

The assets for each of the reportable segments were as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Rental Operations:
Industrial	$4,712,532	$4,552,107
Medical Office	1,319,955	1,269,546
Non-reportable Rental Operations	214,130	367,469
Service Operations	129,775	137,257
Total segment assets	6,376,392	6,326,379
Non-segment assets	485,689	569,136
Consolidated assets	$6,862,081	$6,895,515

11.    Discontinued Operations, Assets Held-for-Sale and Impairments
Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at September 30, 2016	Sold Year-to-Date in 2016	Sold in 2015	Total

Industrial	0	0	5	5
Medical Office	0	0	1	1
Non-reportable Rental Operations	0	0	56	56
Total properties included in discontinued operations	0	0	62	62
Properties excluded from discontinued operations	1	22	91	114
Total properties sold or classified as held-for-sale	1	22	153	176

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the nine months ended September 30, 2016 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$380	$7	$735	$32,171
Operating expenses	(3)	(50)	6	(12,449)
Depreciation and amortization	—	—	—	(3,517)
Operating income	377	(43)	741	16,205
Interest expense	—	—	—	(5,659)
Income before gain on sales	377	(43)	741	10,546
Gain on sale of depreciable properties	319	66	485	417,795
Income from discontinued operations before income taxes	696	23	1,226	428,341
Income tax expense	—	45	—	(3,175)
Income from discontinued operations	$696	$68	$1,226	$425,166
We had no capital expenditures for the nine months ended September 30, 2016 and $7.4 million for the nine months ended September 30, 2015 related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations attributable to common shareholders	$111,325	$76,367	$263,174	$170,294
Income from discontinued operations attributable to common shareholders	689	67	1,214	420,764
Net income attributable to common shareholders	$112,014	$76,434	$264,388	$591,058
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At September 30, 2016, one in-service property and 14 acres of undeveloped land were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	September 30, 2016	December 31, 2015
Land and improvements	$5,142	$9,797
Buildings and tenant improvements	6,032	39,480
Undeveloped land	9,939	—
Accumulated depreciation	(3,763)	(7,183)
Deferred leasing and other costs, net	419	3,293
Other assets	415	414
Total assets held-for-sale	$18,184	$45,801

Accrued expenses	$150	$322
Other liabilities	88	650
Total liabilities held-for-sale	$238	$972

Impairment Charges

The following table illustrates impairment charges recognized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Impairment charges - land	$—	$2,426	$12,056	$7,032
Impairment charges - building	3,042	—	3,042	864
Impairment charges	$3,042	$2,426	$15,098	$7,896

As the result of changes in our intended use or plans for sale of certain of our undeveloped land holdings, we recognized land impairment charges of $12.1 million for the nine months ended September 30, 2016. The various land holdings written down to fair value totaled 174 acres. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase and comparable transactions. Our valuation estimates primarily relied upon level 3 inputs.

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 19, 2016:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.19	November 16, 2016	November 30, 2016
Debt Extinguishment
On October 20, 2016, we redeemed $129.5 million in unsecured notes that had a scheduled maturity in August of 2019. We will recognize a net loss on the extinguishment of these notes in the fourth quarter totaling approximately $25.0 million, which is comprised of a make-whole payment to the bondholders as well as the write-off of unamortized deferred financing costs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Report and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our 2015 Annual Report.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements contain such words.
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms, or at all;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

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

•
Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (the "SEC").

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained or incorporated by reference into this Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2015 Annual Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2015 Annual Report.
At September 30, 2016, we:

•
Owned or jointly controlled 566 primarily industrial and medical office properties, of which 545 properties with 131.9 million square feet were in service and 21 properties with 7.2 million square feet were under development. The 545 in-service properties were comprised of 486 consolidated properties with 118.6 million square feet and 59 jointly controlled unconsolidated properties with 13.3 million square feet. The 21 properties under development consisted of 20 consolidated properties with 6.5 million square feet and one jointly controlled unconsolidated property with 708,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 2,600 acres of land and controlled approximately 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets and to continue to increase our investment in on-campus or hospital affiliated medical office properties.

We had three reportable operating segments at September 30, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016, our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2016 and 2015, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	111,148	105,258	93.7%	91.7%	97.5%	96.7%	$4.10	$4.02
Medical Office	5,580	5,172	4.7%	4.5%	95.0%	94.8%	$23.75	$23.13
Non-reportable Rental Operations	1,876	4,407	1.6%	3.8%	79.3%	87.6%	$14.73	$12.85
Total Consolidated	118,604	114,837	100.0%	100.0%	97.1%	96.3%	$5.14	$5.18

Unconsolidated Joint Ventures	13,269	19,145			94.8%	92.8%	$6.24	$5.33
Total Including Unconsolidated Joint Ventures	131,873	133,982			96.9%	95.8%	$5.54	$5.19
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2016, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2015	4,015	1,310	5,325
Vacant space in completed developments	2,368	359	2,727
Dispositions	(202)	(938)	(1,140)
Expirations	3,984	334	4,318
Early lease terminations	440	42	482
Property structural changes/other	6	—	6
Leasing of previously vacant space	(7,160)	(413)	(7,573)
Vacant square feet at September 30, 2016	3,451	694	4,145

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our rental properties, expressed in square feet of leases signed during the period, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New Leasing Activity - First Generation	2,394	750	6,721	3,690
New Leasing Activity - Second Generation	594	1,851	3,961	4,031
Renewal Leasing Activity	1,445	1,743	6,993	6,371
Total Consolidated Leasing Activity	4,433	4,344	17,675	14,092
Unconsolidated Joint Venture Leasing Activity	184	106	1,928	1,576
Total Including Unconsolidated Joint Venture Leasing Activity	4,617	4,450	19,603	15,668
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and nine months ended September 30, 2016 and 2015, respectively:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months
Industrial	589	1,833	5.8	5.2	$2.68	$1.86	$2.05	$1.49
Medical Office	3	1	9.6	7.0	$87.58	—	$16.82	$9.37
Non-reportable Rental Operations	2	17	5.9	6.0	$8.25	$18.90	$5.90	$6.96
Total Consolidated	594	1,851	5.8	5.2	$3.13	$2.02	$2.14	$1.55

Nine Months
Industrial	3,908	3,798	6.8	5.1	$2.49	$2.76	$1.83	$1.70
Medical Office	10	41	7.6	6.5	$35.35	$5.22	$15.18	$5.34
Non-reportable Rental Operations	43	192	7.0	6.0	$10.46	$13.72	$9.92	$6.36
Total Consolidated	3,961	4,031	6.8	5.2	$2.66	$3.30	$1.95	$1.96
Unconsolidated Joint Ventures	346	314	7.4	5.7	$5.15	$6.00	$2.64	$4.82
Total Including Unconsolidated Joint Ventures	4,307	4,345	6.8	5.2	$2.86	$3.50	$2.00	$2.17
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and nine months ended September 30, 2016 and 2015, respectively:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Three Months
Industrial	1,377	1,556	66.5%	73.1%	4.1	4.3	20.9%	13.9%	$0.58	$0.98	$0.83	$1.25
Medical Office	21	110	62.4%	95.4%	4.9	10.7	11.0%	14.3%	$2.00	$18.32	$5.64	$6.36
Non-reportable Rental Operations	47	77	98.5%	59.7%	5.1	4.7	12.0%	3.9%	$1.05	$4.26	$5.67	$3.23
Total Consolidated	1,445	1,743	67.1%	73.5%	4.1	4.8	19.4%	13.1%	$0.62	$2.22	$1.06	$1.66
Unconsolidated Joint Ventures	134	106	100.0%	91.9%	4.3	5.1	18.9%	2.3%	$3.14	$1.06	$1.35	$1.33
Total Including Unconsolidated Joint Ventures	1,579	1,849	69.0%	74.3%	4.1	4.8	19.4%	12.7%	$0.83	$2.15	$1.08	$1.64

Nine Months
Industrial	6,459	5,996	68.6%	74.9%	3.5	6.1	15.8%	12.8%	$0.45	$1.41	$0.73	$1.36
Medical Office	88	136	78.2%	83.5%	6.0	9.4	14.4%	13.1%	$7.44	$15.53	$4.05	$5.45
Non-reportable Rental Operations	446	239	79.5%	59.1%	10.1	4.4	2.9%	6.8%	$2.43	$5.29	$2.41	$3.48
Total Consolidated	6,993	6,371	69.3%	74.3%	4.0	6.1	13.1%	12.3%	$0.67	$1.86	$0.88	$1.52
Unconsolidated Joint Ventures	1,403	557	82.9%	87.0%	5.1	3.2	(1.5)%	0.1%	$0.75	$0.88	$2.02	$1.00
Total Including Unconsolidated Joint Ventures	8,396	6,928	71.3%	75.2%	4.2	5.8	9.8%	11.1%	$0.68	$1.78	$1.07	$1.48
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at September 30, 2016 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Non-reportable
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2016	1,697	$5,980	42	1,622	$5,056	34	$429	41	$495
2017	11,727	45,819	154	11,499	41,523	188	3,860	40	436
2018	12,932	57,025	189	12,473	46,323	390	9,791	69	911
2019	14,248	64,000	211	13,724	53,222	317	7,546	207	3,232
2020	12,538	64,350	171	12,063	55,097	423	8,772	52	481
2021	12,063	56,252	181	11,694	49,067	257	5,739	112	1,446
2022	11,137	48,909	99	10,776	41,352	337	7,075	24	482
2023	3,693	26,028	64	3,137	16,139	415	7,725	141	2,164
2024	7,446	38,282	47	6,991	30,916	131	2,713	324	4,653
2025	7,913	35,423	39	7,682	31,308	212	3,877	19	238
2026 and Thereafter	19,562	149,641	126	16,507	73,894	2,597	68,369	458	7,378
Total Leased	114,956	$591,709	1,323	108,168	$443,897	5,301	$125,896	1,487	$21,916

Total Portfolio Square Feet	118,409			110,953		5,580		1,876
Percent Leased	97.1%			97.5%		95.0%		79.3%
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
Building Acquisitions
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
We acquired two buildings during the nine months ended September 30, 2016 and two buildings during the year ended December 31, 2015. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2016 Acquisitions			Full Year 2015 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$63,000	6.5%	100.0%	$28,277	6.0%	100.0%
Medical Office	16,251	7.0%	100.0%	—	—%	—%
Total	$79,251	6.6%	100.0%	$28,277	6.0%	100.0%

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
As described in Note 5 to the consolidated financial statements included in Part I, Item 1 of this Report, a $63.0 million property was acquired during the nine months ended September 30, 2016 through a non-monetary distribution of its ownership interest from an unconsolidated joint venture, in connection with that joint venture's dissolution.
Building Dispositions
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
We sold 22 wholly owned buildings during the nine months ended September 30, 2016 and 153 wholly owned buildings during the year ended December 31, 2015. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2016 Dispositions			Full Year 2015 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$135,517	6.3%	96.7%	$410,647	6.6%	93.5%
Medical Office	—	—%	—%	20,400	6.8%	100.0%
Non-reportable Rental Operations	233,134	7.8%	84.2%	1,310,538	7.2%	85.5%
Other	—	—%	—%	40,250	9.0%	83.4%
Total	$368,651	7.3%	90.9%	$1,781,835	7.1%	88.7%

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

** Represents percentage of total square feet leased based on executed leases where the leases have commenced.
Development
At September 30, 2016, we had 7.2 million square feet of property under development with total estimated costs upon completion of $588.8 million compared to 7.4 million square feet with total estimated costs upon completion of $692.2 million at September 30, 2015. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at September 30, 2016 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,537	64%	$561,063	$267,462	$293,601
Unconsolidated joint venture property	708	—%	27,722	11,737	15,985
Total	7,245	58%	$588,785	$279,199	$309,586
Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental and related revenue from continuing operations	$206,848	$200,938	$609,171	$617,549
General contractor and service fee revenue	19,351	33,599	68,546	110,320
Operating income	152,453	119,703	380,377	389,169
General Partner
Net income attributable to common shareholders	$112,014	$76,434	$264,388	$591,058
Weighted average common shares outstanding	351,856	345,256	348,341	344,986
Weighted average common shares and potential dilutive securities	358,981	352,150	355,405	352,013
Partnership
Net income attributable to common unitholders	$113,145	$77,185	$267,058	$597,270
Weighted average Common Units outstanding	355,351	348,760	351,840	348,595
Weighted average Common Units and potential dilutive securities	358,981	352,150	355,405	352,013
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.32	$0.22	$0.75	$0.49
Discontinued operations	$—	$—	$—	$1.22
Diluted income per common share or Common Unit:
Continuing operations	$0.32	$0.22	$0.75	$0.49
Discontinued operations	$—	$—	$—	$1.21
Number of in-service consolidated properties at end of period	486	491	486	491
In-service consolidated square footage at end of period	118,604	114,837	118,604	114,837
Number of in-service joint venture properties at end of period	59	70	59	70
In-service joint venture square footage at end of period	13,269	19,145	13,269	19,145
Supplemental Performance Measures
In addition to net income computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain non-GAAP supplemental performance measures, which include (i) Funds From Operations ("FFO"), (ii) PNOI and (iii) Same-Property Net Operating Income - Cash Basis ("SPNOI").
These non-GAAP metrics are commonly used by industry analysts and investors as supplemental operating performance measures of REITs and are viewed by management to be useful indicators of operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO, PNOI and SPNOI, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
The most comparable GAAP measure to FFO is net income (loss) attributable to common shareholders or common unitholders, while the most comparable GAAP measure to PNOI and SPNOI is income (loss) from continuing operations before income taxes.
FFO, PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders, income (loss) from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists them in comparing these operating results between periods or between different companies that use the NAREIT definition of FFO.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders of the General Partner	$112,014	$76,434	$264,388	$591,058
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,131	751	2,670	6,212
Net income attributable to common unitholders of the Partnership	113,145	77,185	267,058	597,270
Adjustments:
Depreciation and amortization	80,688	79,898	238,647	243,652
Company share of joint venture depreciation, amortization and other adjustments	3,772	12,501	11,664	22,247
Gain on dissolution of unconsolidated company	—	—	(30,697)	—
Impairment charges - depreciable property	3,042	—	3,042	864
Gains on depreciable property sales - wholly owned	(83,017)	(71,325)	(138,074)	(619,948)
Income tax benefit triggered by depreciable property sales	(359)	(3,350)	(173)	(934)
Gains on depreciable property sales - share of joint venture	(5,668)	(189)	(23,700)	(13,722)
FFO attributable to common unitholders of the Partnership	$111,603	$94,720	$327,767	$229,429
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,131)	(751)	(2,670)	(6,212)
Noncontrolling interest share of adjustments	15	(176)	(604)	3,808
FFO attributable to common shareholders of the General Partner	$110,487	$93,793	$324,493	$227,025
The increase in FFO during the nine months ended September 30, 2016, compared to the nine months ended

September 30, 2015, was primarily the result of $82.6 million in losses on debt extinguishment that were recognized during the second quarter of 2015. Development properties being placed in service, operational improvements and lower interest expense also contributed to the increased FFO in 2016 as compared to the corresponding periods in 2015.
Property-Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than FFO.
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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and nine months ended September 30, 2015 and 2016 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
Same Property Net Operating Income - Cash Basis
We also evaluate the performance of our properties, including our share of properties we jointly control, on a "same property" basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.
On an individual property basis, SPNOI is generally computed in a consistent manner as PNOI.
We have defined our same-property portfolio, for the three months ended September 30, 2016, as those properties that have been owned and in operation throughout the twenty-four months ended September 30, 2016. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended September 30, 2016, we have also excluded properties from our same-property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to income from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended September 30,		Percent
	2016	2015	Change
Income from continuing operations before income taxes	$112,104	$73,835
Share of SPNOI from unconsolidated joint ventures	5,205	5,120
PNOI excluded from the same property population	(25,559)	(16,636)
Earnings from Service Operations	(2,169)	(3,905)
Rental Operations revenues and expenses excluded from PNOI	(8,009)	(17,476)
Non-Segment Items	40,908	74,975
SPNOI	$122,480	$115,913	5.7%
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,
	2016	2015
Number of properties	459	459
Square feet (in thousands) (1)	104,194	104,194
Average commencement occupancy percentage (2)	97.7%	96.8%
Average rental rate - cash basis (3)	$4.85	$4.78
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 4.6 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.9 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended September 30, 2016 and 2015 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2016 or 2015 its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,
	2016	2015
Rental and related revenue:
Industrial	$149,746	$136,276
Medical Office	45,353	39,911
Non-reportable Rental Operations and non-segment revenues	11,749	24,751
Total rental and related revenue from continuing operations	$206,848	$200,938
Rental and Related Revenue from Discontinued Operations	380	7
Total Rental and Related Revenue from Continuing and Discontinued Operations	$207,228	$200,945
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired four properties and placed 41 developments in service from January 1, 2015 to September 30, 2016, which provided incremental revenues of $13.0 million in the third quarter of 2016, as compared to the same period in 2015.

•
Increased occupancy and rental rates within our same-property portfolio also resulted in an increase to rental and related revenue from continuing operations. Average commencement occupancy in our same-property portfolio increased by 0.9% from the three months ended September 30, 2015.

•
The sale of 113 properties since January 1, 2015, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $15.4 million to rental and related revenue from continuing operations in the three months ended September 30, 2016, as compared to the same period in 2015, which partially offset the aforementioned increases to rental and related revenues.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,
	2016	2015
Rental expenses:
Industrial	$11,604	$11,820
Medical Office	8,732	8,286
Non-reportable Rental Operations and non-segment expenses	5,748	10,031
Total rental expenses from continuing operations	$26,084	$30,137
Rental Expenses from Discontinued Operations	3	33
Total Rental Expenses from Continuing and Discontinued Operations	$26,087	$30,170
Real estate taxes:
Industrial	$24,052	$20,475
Medical Office	5,444	4,342
Non-reportable Rental Operations and non-segment expenses	1,817	2,885
Total real estate tax expense from continuing operations	$31,313	$27,702
Real Estate Tax Expense from Discontinued Operations	—	17
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$31,313	$27,719

Rental expenses from continuing operations decreased by $4.1 million during the three months ended September 30, 2016, compared to the same period in 2015. The decrease to rental expenses was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $3.6 million during the three months ended September 30, 2016, compared to the same period in 2015. The increase to real estate tax expense was mainly the result of industrial developments placed in service from January 1, 2015 to September 30, 2016 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Three Months Ended September 30,
	2016	2015
Service Operations:
General contractor and service fee revenue	$19,351	$33,599
General contractor and other services expenses	(17,182)	(29,694)
Net earnings from Service Operations	$2,169	$3,905

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues, and net earnings from Service Operations, decreased during the three months ended September 30, 2016 as the result of lower third-party construction activity due to focusing our resources on wholly-owned development projects.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $79.9 million for the three months ended September 30, 2015 to $80.7 million for the same period in 2016 primarily as the result of 41 developments placed in service since January 1, 2015. The impact of developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings (Loss)
Equity in earnings (loss) represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from a loss of $5.1 million for the three months ended September 30, 2015 to earnings of $12.0 million for the same period in 2016. During the three months ended September 30, 2016, we recorded $8.7 million to equity in earnings related to our share of the gains on sale of joint venture buildings and undeveloped land. The loss during the three months ended September 30, 2015 was primarily caused by the recognition of a $7.9 million impairment charge to write down the carrying value of our investment in an unconsolidated joint venture to fair value after we concluded during the period that a decline in the value of that investment, which was not temporary, had taken place.
Gain on Sale of Properties - Continuing Operations
The $82.7 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2016 is the result of the gain from the sale of 13 properties. These properties did not meet the criteria for inclusion in discontinued operations.

The $71.3 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2015 was the result of the gain from the sale of 16 properties. These properties did not meet the criteria for inclusion in discontinued operations.

General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operation costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses increased from $11.3 million for the three months ended September 30, 2015 to $12.5 million for the same period in 2016. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2015	$11.3
Increase to overall pool of overhead costs	1.0
Increased absorption of costs by wholly owned leasing and development activities (1)	(1.2)
Decreased allocation of costs to Service Operations and Rental Operations	1.4
General and administrative expenses - three-month period ended September 30, 2016	$12.5
(1) We capitalized $4.0 million and $8.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2016, compared to capitalizing $4.1 million and $6.8 million of such costs, respectively, for the three months ended September 30, 2015. Combined overhead costs capitalized to leasing and development totaled 33.7% and 31.3% of our overall pool of overhead costs for the three months ended September 30, 2016 and 2015, respectively.

Interest Expense
Interest expense allocable to continuing operations decreased from $41.6 million for the three months ended September 30, 2015 to $34.6 million for the three months ended September 30, 2016. The decrease to interest expense from continuing operations was primarily due to reducing total indebtedness by $444.9 million since June 30, 2015 as well as due to a lower overall weighted average cost of borrowing than in 2015.
We capitalized $3.5 million and $4.4 million of interest costs for the three months ended September 30, 2016 and 2015, respectively.
Acquisition-Related Activity
Acquisition-related activity decreased to an expense of $7,000 for the three months ended September 30, 2016 from an expense of $5.7 million for the three months ended September 30, 2015. Substantially all of the activity during the three months ended September 30, 2015 was related to a charge to earnings that resulted from an increase to the estimated fair value of the contingent consideration from a previous period's acquisition.
Debt Extinguishment
During the three months ended September 30, 2016, we redeemed the remaining $203.0 million of the outstanding 5.95% Senior Unsecured Notes. This redemption resulted in a loss on debt extinguishment of $6.2 million, which consisted of redemption premiums and the write-off of unamortized deferred financing costs.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
The operations of 62 buildings were classified as discontinued operations for both the three months ended September 30, 2016 and September 30, 2015. These 62 buildings consist of five industrial, 56 office, and one medical office properties. As a result, we classified operating income, before gain on sales, of $377,000 in discontinued operations for the three months ended September 30, 2016 compared to an operating loss, before gain on sales, of $43,000 in discontinued operations for the three months ended September 30, 2015.
The gains on disposal of these properties are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in this Report.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment (in thousands):

	Nine Months Ended September 30,
	2016	2015
Rental and related revenue:
Industrial	$432,945	$419,391
Medical Office	130,713	120,213
Non-reportable Rental Operations and non-segment revenues	45,513	77,945
Total rental and related revenue from continuing operations	$609,171	$617,549
Rental and Related Revenue from Discontinued Operations	735	32,171
Total Rental and Related Revenue from Continuing and Discontinued Operations	$609,906	$649,720
The following factors contributed to the decrease in rental and related revenue from continuing operations:

•
The sale of 113 properties, since January 1, 2015, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $50.6 million to rental and related revenue from continuing operations in the nine months ended September 30, 2016, as compared to the same period in 2015.

•
We acquired four properties and placed 41 developments in service from January 1, 2015 to September 30, 2016, which provided incremental revenues of $28.5 million in the nine months ended September 30, 2016, as compared to the same period in 2015, which partially offset the overall decrease in rental and related revenue from continuing operations.

•	Increased occupancy and rental rates within our same property portfolio also partially offset the impact of dispositions on rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment (in thousands):

	Nine Months Ended September 30,
	2016	2015
Rental expenses:
Industrial	$36,358	$41,607
Medical Office	25,249	24,527
Non-reportable Rental Operations and non-segment revenues	19,485	30,221
Total rental expenses from continuing operations	$81,092	$96,355
Rental Expenses from Discontinued Operations	(6)	9,004
Total Rental Expenses from Continuing and Discontinued Operations	$81,086	$105,359
Real estate taxes:
Industrial	$69,553	$63,734
Medical Office	15,501	13,537
Non-reportable Rental Operations and non-segment revenues	5,834	8,957
Total real estate tax expense from continuing operations	$90,888	$86,228
Real Estate Tax Expense from Discontinued Operations	—	3,445
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$90,888	$89,673
Overall, rental expenses from continuing operations decreased by $15.3 million in the nine months ended September 30, 2016, compared to the same period in 2015. The decrease to rental expenses from continuing operations was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, that did not meet the criteria to be classified within discontinued operations. The impact of this decrease was partially offset by incremental expenses related to developments placed in service.

Overall, real estate tax expense from continuing operations increased by $4.7 million in the nine months ended September 30, 2016, compared to the same period in 2015. The increase to real estate tax expense from continuing operations was caused by the net effect of 41 developments placed in service from January 1, 2015 to September 30, 2016, and by increased real estate taxes for our existing base of properties, both partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Nine Months Ended September 30,
	2016	2015
Service Operations:
General contractor and service fee revenue	$68,546	$110,320
General contractor and other services expenses	(60,330)	(98,455)
Net earnings from Service Operations	$8,216	$11,865

General contractor and service fee revenues, and net earnings from Service Operations, decreased during the nine months ended September 30, 2016 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense decreased from $240.1 million during the nine months ended September 30, 2015 to $238.6 million for the same period in 2016, primarily as the result of asset dispositions since January 1, 2015 that were not classified within discontinued operations. The impact of asset dispositions was partially offset by new developments being placed in service.
Equity in Earnings
Equity in earnings increased from $16.3 million during the nine months ended September 30, 2015 to $37.4 million for the same period in 2016. During the nine months ended September 30, 2016, we recorded $25.2 million to equity in earnings related to our share of the gains on sale of joint venture buildings and undeveloped land or for sales of our interests in unconsolidated joint ventures. During the nine months ended September 30, 2015, three of our unconsolidated joint ventures sold properties for which we recorded $13.7 million to equity in earnings for our share of the net gains. We also recognized a $7.9 million impairment charge to write down the carrying value of our investment in an unconsolidated joint venture to fair value during the nine months ended September 30, 2015, after we concluded during the period that a decline in the value of that investment was not temporary.
Gain on Dissolution of Unconsolidated Company and Promote Income
As described in Note 5 to the consolidated financial statements included in Part I, Item 1 of this Report, we recognized a $30.7 million gain and $26.3 million of promote income related to the dissolution of Duke/Hulfish during the nine months ended September 30, 2016.
Gain on Sale of Properties - Continuing Operations
The $137.6 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2016 is comprised primarily of the gains from the sale of 22 properties. These properties did not meet the criteria for inclusion in discontinued operations.
The $202.2 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2015 is primarily comprised of the gains from the sale of 78 properties that did not meet the criteria for inclusion in discontinued operations.

Gain on Land Sales
We recognized $2.4 million of gains on sale of 145 acres of land, compared to $24.1 million of gains on sale of 383 acres of land, for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Impairment Charges

We recognized impairment charges of $12.1 million on 174 acres of land, compared to impairment charges of $7.0 million on 122 acres of land, for the nine months ended September 30, 2016 and September 30, 2015, respectively. These impairment charges were the result of changes in the intended use, or plans for sale, for certain of our investments in undeveloped land.
We also recognized impairment charges of $3.0 million and $864,000 on buildings during the nine months ended September 30, 2016 and September 30, 2015, respectively.
General and Administrative Expense
General and administrative expenses decreased from $47.6 million for the nine months ended September 30, 2015 to $42.2 million for the same period in 2016. The following table sets forth the factors that led to the decrease in general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2015	$47.6
Decrease to overall pool of overhead costs (1)	(10.5)
Increased absorption of costs by wholly owned leasing and development activities (2)	(1.3)
Decreased allocation of costs to Service Operations and Rental Operations (3)	6.4
General and administrative expenses - nine months ended September 30, 2016	$42.2
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with a $1.1 billion office portfolio sale that took place in early April 2015. The nine month period ended September 30, 2015 included $7.4 million of overhead restructuring costs.
(2) We capitalized $16.7 million and $19.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2016, compared to capitalizing $18.3 million and $16.5 million of such costs, respectively, for the nine months ended September 30, 2015. Combined overhead costs capitalized to leasing and development totaled 32.3% and 28.4% of our overall pool of overhead costs for the nine months ended September 30, 2016 and 2015, respectively.
(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the nine months ended September 30, 2016 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties since early April 2015.
Interest Expense
Interest expense allocable to continuing operations decreased from $134.6 million for the nine months ended September 30, 2015 to $109.5 million for the nine months ended of September 30, 2016. The decrease to interest expense from continuing operations was primarily due to reducing total indebtedness by $1.44 billion since December 31, 2014 as well as due to a lower overall weighted average cost of borrowing than in 2015.
We capitalized $13.0 million of interest costs during the nine months ended September 30, 2016 compared to $11.4 million during the nine months ended September 30, 2015.
Debt Extinguishment
During the nine months ended September 30, 2016, we repurchased $72.0 million of our outstanding 5.95% Senior Unsecured Notes, through a tender offer, prior to their maturity date in February 2017 and redeemed the remaining$203.0 million of the outstanding 5.95% Senior Unsecured Notes after the completion of the tender. Together, the repurchase and the redemption resulted in a total loss on debt extinguishment of $8.7 million, which consisted of repurchase premiums, redemption premiums and the write-off of unamortized deferred financing costs.

During the nine months ended September 30, 2015, we repurchased $431.2 million of our outstanding unsecured notes. These repurchases were primarily the result of a tender offer that was completed in early April 2015. We also repaid certain secured loans prior to their scheduled maturity dates during the nine months ended September 30, 2015. We recognized a total loss on debt extinguishment of $82.6 million from these transactions during the nine months ended September 30, 2015, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
Acquisition-Related Activity
Acquisition-related activity decreased to an expense of $82,000 during the nine months ended September 30, 2016 from an expense of $7.0 million during the nine months ended September 30, 2015. Substantially all of the activity in 2015 was related to a charge to earnings that resulted from an increase to the estimated fair value of the contingent consideration from a previous period's acquisition.
Discontinued Operations
The operations of 62 buildings were classified as discontinued operations for both the nine months ended September 30, 2016 and September 30, 2015. These 62 buildings consist of five industrial, 56 office and one medical office properties. As a result, we classified operating income, before gain on sales, of $741,000 and $10.5 million in discontinued operations for the nine months ended September 30, 2016 and 2015, respectively. The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. During the nine months ended September 30, 2016, we also received full repayment of the $200.0 million seller-financed mortgage from the buyers of an office portfolio that we sold in April 2015. We had no balance outstanding on the Partnership's $1.20 billion unsecured line of credit at September 30, 2016.

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

Rental Operations

Cash flows from Rental Operations is our primary source of liquidity and provides a stable source of cash flow to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for items such as periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of, or a short time following, the actual revenue recognition.

Our industry is subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.

Unsecured Debt and Equity Securities

We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.

At September 30, 2016, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner's previous ATM equity program, which allowed it to issue new common shares from time to time, was fully utilized in July 2016. On August 9, 2016, the General Partner entered into a new ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the nine months ended September 30, 2016, the General Partner issued a total of 8.3 million common shares pursuant to both of its ATM equity programs (including 5.1 million common shares under its old program and 3.2 million common shares under its new program) with an average issuance price of $25.92 per share, generating gross proceeds of approximately $216.2 million, and, after deducting commissions and other costs, net proceeds of approximately $213.6 million. As of September 30, 2016, the new ATM equity program still had $110.1 million worth of new common shares available to issue.

In June 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2016.

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
We generated cash from proceeds from the sale of land and depreciable property totaling $369.1 million during the nine months ended September 30, 2016.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2016, our share of sale and debt financing distributions from unconsolidated joint ventures totaled $52.5 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets and to continue to increase our investment in on-campus or hospital affiliated medical office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2016	2015
Second generation tenant improvements	$18,541	$21,978
Second generation leasing costs	18,902	19,471
Building improvements	1,726	4,239
Total second generation capital expenditures	$39,169	$45,688
Development of real estate investments	$308,199	$221,201
Other deferred leasing costs	$25,949	$26,940
The increase in capital expenditures for the development of real estate investments, from $221.2 million in the nine months ended September 30, 2015 to $308.2 million in the nine months ended September 30, 2016, was due to the timing of wholly-owned development activities.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $16.7 million and $18.3 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2016 and 2015, respectively. We capitalized $19.4 million and $16.5 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2016 and 2015, respectively. Combined overhead costs capitalized to leasing and development totaled 32.3% and 28.4% of our overall pool of overhead costs for the nine months ended September 30, 2016 and 2015, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $13.0 million and $11.4 million of interest costs in the nine months ended September 30, 2016 and 2015, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2016	2015
Industrial	$33,091	$33,055
Medical Office	1,627	2,146
Non-reportable Rental Operations	4,451	10,487
Total	$39,169	$45,688
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid dividends or distributions of $0.18 per common share or Common Unit in the first, second and third quarters of 2016, and the General Partner's board of directors declared dividends or distributions of $0.19 per common share or Common Unit for the fourth quarter of 2016. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
Debt Maturities
Debt outstanding at September 30, 2016 had a face value totaling $3.02 billion with a weighted average interest rate of 4.69% and maturities at various dates through 2028. Of this total amount, we had $2.63 billion of unsecured debt, $386.5 million of secured debt and no balance on our unsecured line of credit at September 30, 2016. Scheduled principal amortization, maturities and early repayments of such debt totaled $700.4 million for the nine months ended September 30, 2016.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2016 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2016	$2,591	$—	$2,591	6.35%
2017	9,260	66,035	75,295	5.88%
2018	7,768	285,611	293,379	6.08%
2019	6,936	397,976	404,912	7.85%
2020	5,381	378,660	384,041	3.44%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.53%
2026	2,029	375,000	377,029	3.37%
Thereafter	358	50,000	50,358	7.29%
	$53,141	$2,962,329	$3,015,470	4.69%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

On October 20, 2016 we redeemed $129.5 million in unsecured notes that had a scheduled maturity in August of 2019.
Repurchases of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase some of our outstanding unsecured notes prior to their stated maturities.
During the nine months ended September 30, 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds were used to repurchase, through a tender offer, $72.0 million of our 5.95% Senior Unsecured Notes, for a cash payment of $74.5 million in June 2016. In July 2016, we redeemed the remaining $203.0 million of the 5.95% Senior Unsecured Notes, for a cash payment of $209.0 million.
Historical Cash Flows
Cash and cash equivalents were $110.2 million and $175.9 million at September 30, 2016 and 2015, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2016	2015
General Partner
Net Cash Provided by Operating Activities	$347.4	$278.2
Net Cash Provided by Investing Activities	$64.3	$1,147.4
Net Cash Used for Financing Activities	$(324.0)	$(1,267.7)

Partnership
Net Cash Provided by Operating Activities	$347.4	$278.0
Net Cash Provided by Investing Activities	$64.3	$1,147.4
Net Cash Used for Financing Activities	$(324.0)	$(1,267.5)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the nine months ended September 30, 2015, was due to lower cash paid for interest, as the result of the significant debt repayments that took place throughout 2015, newly developed properties being placed in service and improved operational performance.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2016, we paid cash of approximately $16.0 million and $77.6 million, respectively, for real estate and undeveloped land acquisitions, compared to $28.8 million and $39.9 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2015.

•	Real estate development costs were $308.2 million during the nine months ended September 30, 2016, compared to $221.2 million for the same period in 2015.

•	Sales of land and depreciated property provided $369.1 million in net proceeds for the nine months ended September 30, 2016, compared to $1.53 billion for the same period in 2015.

•	Second generation tenant improvements, leasing costs and building improvements totaled $39.2 million for the nine months ended September 30, 2016 compared to $45.7 million for the same period in 2015.

•	For the nine months ended September 30, 2016, we received $52.5 million in capital distributions from unconsolidated joint ventures, compared to $68.9 million during the same period in 2015.

•	During the nine months ended September 30, 2016, we also received a full repayment of a $200.0 million seller-financed mortgage from the buyers of an office portfolio that we sold in April 2015.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2016, compared to the same period in 2015:

•
For the nine months ended September 30, 2016, we repaid the $71.0 million of net borrowings on the Partnership's unsecured line of credit, compared to the repayment of $106.0 million of net borrowings for the same period in 2015.

•
During the nine months ended September 30, 2016, we repaid five secured loans for $346.4 million. We repaid sixteen secured loans, which included early repayment premiums of $4.2 million for five loans that were repaid prior to their scheduled maturity dates, for cash payments totaling $213.1 million during the same period in 2015.

•
During the nine months ended September 30, 2016, through both a tender offer and the redemption of the remaining $203.0 million of the outstanding notes of the same series after the completion of the tender offer, we paid cash of $283.5 million to repay $275.0 million of 5.95% Senior Unsecured Notes. During the nine months ended September 30, 2015, we repaid a $250.0 million senior unsecured note at its maturity date. We also repurchased $431.2 million of unsecured notes with maturities ranging between 2017 and 2020, primarily through a tender offer, for cash payments totaling $508.3 million.

•
During the nine months ended September 30, 2016, the General Partner issued 8.3 million common shares pursuant to its ATM equity program, for net proceeds of $213.6 million, compared to the issuance of 233,000 common shares under the General Partner's ATM equity program for net proceeds of $4.6 million during the same period in 2015.

•
During the nine months ended September 30, 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated rate of 3.25%, have an effective rate of 3.36%, and mature on June 30, 2026 (the "2026 Notes").

Contractual Obligations

Aside from repayments of long-term debt and the issuance of the 2026 Notes described above, there have not been material changes in our outstanding commitments since December 31, 2015, as previously discussed in our 2015 Annual Report.
Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at September 30, 2016.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, medical office and office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both September 30, 2016 and December 31, 2015. Total assets of our unconsolidated subsidiaries were $951.4 million and $1.4 billion at September 30, 2016 and December 31, 2015, respectively. The combined revenues of our unconsolidated subsidiaries totaled $97.5 million and $136.7 million for the nine months ended September 30, 2016 and 2015, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $52.7 million at September 30, 2016.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at September 30, 2016.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$1,985	$72,472	$4,783	$272,215	$3,583	$28,652	$383,690	$424,948
Weighted average interest rate	6.37%	5.89%	6.46%	7.63%	5.98%	5.92%	7.13%
Variable rate secured debt	$—	$300	$300	$300	$300	$1,600	$2,800	$2,800
Weighted average interest rate	N/A	0.96%	0.96%	0.96%	0.96%	0.96%	0.96%
Fixed rate unsecured debt	$606	$2,523	$288,296	$132,397	$130,158	$1,825,000	$2,378,980	$2,566,046
Weighted average interest rate	6.26%	6.26%	6.08%	8.33%	6.74%	3.96%	4.61%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at September 30, 2016	N/A	N/A	N/A	N/A	1.68%	N/A	1.68%

As the above table incorporates only those exposures that existed at September 30, 2016, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
Controls and Procedures (General Partner)
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2016, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2015 Annual Report. The risks and uncertainties described in our 2015 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 27, 2016 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2016.
Item 3. Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness.

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

3.4 (i)
Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

3.4 (ii)
First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 6, 2014, and incorporated herein by this reference).

3.4 (iii)
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 16, 2014, and incorporated herein by this reference).

3.4 (iv)
Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

3.4 (v)
Fourth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).

4.1
Specimen certificate for shares of common stock, $.01 par value (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on July 28, 2016, and incorporated herein by this reference).

10.1
Form of Letter Agreement Regarding Executive Severance between the General Partner and Peter D. Harrington, dated July 1, 2016 (the form of which was filed as Exhibit 10.13 to the Combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 19, 2016, and incorporated herein by this reference).#

10.2
Equity Distribution Agreement, dated August 9, 2016, by and among the Company, the Operating Partnership, Barclays Capital Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Citigroup Global Markets Inc., J P Morgan Securities LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC. (filed as Exhibit 1.1 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 9, 2016, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

#	Represents management contract or compensatory plan or arrangement

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 28, 2016